Form 10-Q
period 1997-06-30
GEMSTAR INTERNATIONAL GROUP LTD
filed 1997-08-14
CIK 923282

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Transition Period from ______ to _______

                         Commission file number 0-26878

                      GEMSTAR INTERNATIONAL GROUP LIMITED
             (Exact name of registrant as specified in its charter)

   British Virgin Islands                              N/A
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification Number)

                     135 North Los Robles Avenue, Suite 800
                          Pasadena, California  91101
          (Address of principal executive offices, including zip code)

                                 (818) 792-5700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES X     NO ___
                                               -
As of July 31, 1997, there were outstanding 46,947,419 shares of the Registrants' Ordinary Shares, par value $0.01 per share.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                                     INDEX

                                                                            Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed consolidated balance sheets --
           June 30, 1997 and March 31, 1997.................................  1

           Condensed consolidated statements of operations --
           Three Months Ended June 30, 1997 and 1996........................  2

           Condensed consolidated statements of cash flows --
           Three Months Ended June 30, 1997 and 1996.......................   3

           Notes to condensed consolidated financial statements............   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  12

Item 4.  Submission of matters to a vote of security-holders...............  15

Item 6.  Exhibits and reports on Form 8-K..................................  16

         SIGNATURES........................................................  17

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                       (In thousands, except share data)

                                                                                  June 30,          March 31,
                                                                                    1997              1997
                                                                                 ----------        ----------
                                    ASSETS

Current assets:
   Cash and cash equivalents                                                      $  99,387         $  59,909
   Marketable securities                                                             19,647            48,946
   Prepaid expenses and other current assets                                          5,748             6,442
                                                                                  ---------         ---------
      Total current assets                                                          124,782           115,297
Property and equipment, net                                                           4,829             5,126
Intangible assets, net                                                                8,217             6,855
Marketable securities                                                                     -             1,535
Other assets                                                                          2,600             2,463
                                                                                  ---------         ---------
                                                                                  $ 140,428         $ 131,276
                                                                                  =========         =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                          $  44,394         $  43,141
   Current portion of deferred revenue                                               29,788            18,180
                                                                                  ---------         ---------
      Total current liabilities                                                      74,182            61,321
Deferred revenue, less current portion                                                7,857            11,077
Other liabilities                                                                     7,016             5,161
Shareholders' equity:
   Ordinary Shares, par value $.01 per share. Authorized 500,000,000 shares; issued and outstanding 46,904,783 shares at June 30, 1997
    and 46,800,876 shares at March 31, 1997                                             469               468
   Additional paid-in capital                                                       187,197           186,515
   Accumulated deficit                                                             (136,009)         (132,788)
   Unearned compensation                                                               (179)             (388)
   Cumulative translation adjustments                                                  (105)              (90)
                                                                                  ---------         ---------
    Net shareholders' equity                                                         51,373            53,717
                                                                                  ---------         ---------
                                                                                  $ 140,428         $ 131,276
                                                                                  =========         =========

See notes to condensed consolidated financial statements.

                     GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands except per share data)

                                                                                    Three months ended
                                                                                          June 30
                                                                                   --------------------
                                                                                      1997       1996
                                                                                   ---------   --------
Revenues                                                                           $  25,625   $ 14.531
Operating costs and expenses:
   Selling and marketing                                                               7,443     11,774
   Research and development                                                            3,497      4,298
   General and administrative                                                          4,590      7,213
   Merger costs                                                                       11,713          -
                                                                                   ---------   --------
Loss from operations                                                                  (1,618)    (8,754)
Other income, net                                                                      1,546      1,079
                                                                                   ---------   --------
Loss before income tax expense                                                           (72)    (7,675)
Income tax expense                                                                     3,149      1,555
                                                                                   ---------   --------
Net loss                                                                             ($3,221)   ($9,230)
                                                                                   =========   ========

Net loss per share                                                                    ($0.07)    ($0.20)
                                                                                   =========   ========
Weighted average shares outstanding                                                   46,843     46,595
                                                                                   =========   ========

See notes to condensed consolidated financial statements.

                     GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (In thousands)

                                                                                   Three months ended
                                                                                         June 30
                                                                                    ------------------
                                                                                      1997      1996
                                                                                    --------  --------
Cash flows from operating activities:
   Net loss                                                                          ($3,221)  ($9,230)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Amortization of unearned compensation                                              209       538
      Depreciation and amortization                                                      897     1,115
      Deferred income taxes                                                            1,778       445
      Changes in assets and liabilities:
        Prepaid expenses and other assets                                                557     1,898
        Accounts payable, accrued expenses and other liabilities                       1,330     4,041
        Deferred revenue                                                               8,388     2,645
                                                                                    --------  --------
           Net cash provided by operating activities                                   9,938     1,452
                                                                                    --------  --------

Cash flows from investing activities:
     Purchases of marketable securities                                               (3,576)  (19,744)
     Proceeds from maturities of marketable securities                                34,410     4,523
     Additions to property and equipment                                                (200)     (339)
     Additions to intangible assets                                                   (1,762)     (211)
                                                                                    --------  --------
               Net cash provided by (used in) investing activities                    28,872   (15,771)
                                                                                    --------  --------
Cash flows from financing activities:
    Proceeds from the issuance of Ordinary Shares, net                                     -    32,545
    Proceeds from the exercise of options for Ordinary Shares                            683       290
                                                                                    --------  --------
               Net cash provided by financing activities                                 683    32,835
                                                                                    --------  --------

Effect of exchange rate changes on cash and cash equivalents                             (15)       (6)
                                                                                    --------  --------
Net increase in cash and cash equivalents                                             39,478    18,510
Cash and cash equivalents at beginning of period                                      59,909    69,365
Adjustment to conform StarSight Telecast, Inc.'s fiscal year                               -    (7,147)
                                                                                    --------  --------
Cash and cash equivalents at end of period                                          $ 99,387  $ 80,728
                                                                                    ========  ========

See notes to condensed consolidated financial statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     As more fully discussed in Note 3, in December 1996, the Company acquired VideoGuide, Inc. ("VideoGuide") and in May 1997, the Company acquired StarSight Telecast, Inc. ("StarSight Telecast"). Each transaction has been accounted for under the pooling of interests method. Accordingly, the accompanying financial statements have been restated to include the accounts and results of operations of VideoGuide and StarSight Telecast.

     The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 20-F for the year ended March 31, 1997.

     The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1998.


2.   Net  Loss Per Share

     The net loss per share for all periods presented is based on the weighted average number of Ordinary Shares outstanding during the period. No effect has been given to unexercised stock options and warrants because the effect would be antidilutive.

3.   Business Combinations

     Effective May 8, 1997, the Company acquired StarSight Telecast. StarSight Telecast is the developer of and markets a subscription based interactive program guide available in cable set-top boxes, televisions, VCRs, TVCRs and satellite integrated descramblers. In addition, StarSight Telecast licenses its intellectual property for non-StarSight-capable products which provide features based on StarSight Telecast's proprietary technology and patented inventions. The Company issued approximately 15.5 million Ordinary Shares for all of the outstanding stock of StarSight Telecast and assumed outstanding StarSight Telecast stock options and warrants which were converted to options and warrants to purchase approximately 1.4 million and 1.8 million of the Company's Ordinary Shares, respectively.

     Effective December 12, 1996, the Company acquired VideoGuide for approximately 475,000 Ordinary Shares of the Company and also assumed outstanding VideoGuide stock options which converted into options to purchase approximately 16,500 of the Company's Ordinary Shares.

     The VideoGuide and StarSight Telecast acquisitions have each been accounted for under the pooling of interests method and accordingly, the accompanying financial statements have been restated to include the accounts and results of operations of VideoGuide and StarSight Telecast for all periods prior to the acquisitions.

     StarSight Telecast had a calendar year end. In order to conform StarSight Telecast's year end to Gemstar's fiscal year end, a charge was made to retained earnings during the three months ended June 30, 1996 of $7,147,000. In addition, the Company increased the net loss of StarSight Telecast by $369,000 for the three months ended June 30, 1996 to conform accounting policies of StarSight Telecast with those of the Company.

4.   Recent Accounting Pronouncements

     During February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No. 128), "Earnings per Share" (EPS). Under SFAS No. 128 the Company will be required to change the method currently used to compute EPS and restate all prior periods. The Statement modifies the standards for computing EPS in APB Opinion No. 15 "Earnings per Share" and makes them comparable to international EPS standards. It also replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of the common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur from the exercise or conversion of securities or other contracts to issue common stock. The Statement also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for periods ending after December 15, 1997, including interim periods. The Company will adopt SFAS No. 128 in its third quarter of fiscal year 1998.

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Certain Factors Affecting Business, Operating Results and Financial Condition" section of the Company's Annual Report on Form 20-F for the year ended March 31, 1997, as well as the "Future Growth Subject to Risks", "Potential Volatility in Operating Results," and "Volatility of Stock Price" sections contained in this report which identify those important risk factors which could cause actual results to differ from those contained in the forward-looking statements.

Overview

     Since the launch of the VCR Plus+ system in November 1990 in the United States, the Company has continued to focus on its mission of providing technologies to make life easier for consumers all over the world. As of June 1997, the VCR Plus+ system is available in over 30 countries, and the combined worldwide circulation of publications publishing the PlusCode numbers increased to over 300 million. In 1997, the Company introduced Index Plus+, an interactive on-screen directory of video-tape content by titles automatically captured from the broadcast. The Company developed, and in 1997 introduced, TV Guide Plus+, a subscription free interactive on-screen program guide built into televisions and VCRs. As a result of its acquisitions of VideoGuide and StarSight Telecast, the Company acquired additional proprietary technologies and patented inventions in the interactive program guide area. The Company believes that the growth in the number of television channels, along with the proliferation of viewing choices, has created a need for an easy-to-use method of identifying, selecting and recording television programs. The Company believes that as consumer needs for improved television schedule information grows, the need for accurate and convenient methods of program selection and recording will also grow. The Company licenses its technology and intellectual property to various industry sectors including consumer electronics (TV, VCR and TVCR), satellite, cable, telco and personal computers. The Company believes that its interactive program guide technology will be an important feature for all providers of analog and digital video services to consumers. The Company's licensees include Aiwa, Akai, Cox Communications, Daewoo, Funai, General Instrument, GTE Communication Systems, Hitachi, Hughes Network Systems, JVC, LG Electronics (Goldstar), Matsushita (Panasonic and Quasar), Microsoft Corporation, Mitsubishi, Orion, Philips (Magnavox and Philips), Samsung, Sanyo, Scientific-Atlanta, Sharp, Shintom, Sony, Thomson Consumer Electronics (GE, Proscan, RCA), Time Warner, Toshiba, Uniden and Zenith.

Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 20-F for the year ended March 31, 1997. The acquisitions of VideoGuide and StarSight Telecast have each been accounted for under the pooling of interests method, and accordingly, the Company's condensed consolidated financial statements have been restated to include VideoGuide and StarSight Telecast for all periods presented. A fair measure of the Company's financial performance is to include VideoGuide and StarSight Telecast results only for periods after the date of the actual acquisition. Since the acquisition of VideoGuide did not become effective until December 1996, and the acquisition of StarSight Telecast did not become effective until May 1997, the Company will compare below its financial results for the quarter ended June 30, 1997, which include both the VideoGuide and StarSight Telecast operations, with the year-ago quarter results as reported by the Company prior to all restatements.

                         STATEMENT OF OPERATIONS DATA

                                  (unaudited)
                                (In thousands)

                                                                  As Reported                         Pro Forma
                                                          Three months ended June 30          Three months ended June 30
                                                          --------------------------          --------------------------
                                                           1997(a)           1996(a)           1997(b)           1996(c)
                                                          ---------         --------          --------          --------
Revenues                                                  $  25,625         $ 14,531          $ 25,625          $ 13,079
Operating costs and expenses:
  Selling and Marketing                                       7,443           11,774             7,443             3,041
  Research and development                                    3,497            4,298             3,497             2,486
  General and administrative                                  4,590            7,213             4,590             2,704
  Merger costs                                               11,713                -                 -                 -
                                                          ---------         --------          --------          --------
Earnings (loss) from operations                              (1,618)          (8,754)           10,095             4,848
Other income, net                                             1,546            1,079             1,546               913
                                                          ---------         --------          --------          --------
Earnings (loss) before income tax expense                       (72)          (7,675)           11,641             5,761
Income tax expense                                            3,149            1,555             3,149             1,555
                                                          ---------         --------          --------          --------
Net earnings (loss)                                         ($3,221)         ($9,230)         $  8,492          $  4,206
                                                          =========         ========          ========          ========

(a)  Includes VideoGuide and StarSight Telecast.

(b) Includes VideoGuide and StarSight Telecast but excludes merger costs related to the acquisition of StarSight Telecast.

(c)  Excludes VideoGuide and StarSight Telecast.

     Revenues for the quarter ended June 30, 1997 were $25.6 million. Operating income was $10.1 million before merger related costs associated with the acquisition of StarSight Telecast of $11.7 million. Before the merger costs, net income was $8.5 million.

     For the quarter ended June 30, 1996, prior to restatements, the Company reported revenues of $13.1 million, operating income of $4.8 million and net income of $4.2 million.

     As a result of the acquisitions of VideoGuide and StarSight Telecast, the financial results for the quarter ended June 30, 1996 were restated to show revenues of $14.5 million, an operating loss of $8.8 million and a net loss of $9.2 million.

     As reported revenues for the three months ended June 30, 1997 were $25.6 million which represents an increase of 95% when compared to the year-ago quarter prior to restatement and an increase of 77% when compared to year-ago revenues after restatement. Revenues contributed by VideoGuide and StarSight Telecast were not significant to the results of operations for the three months ended June 30, 1996. The growth in revenues is attributable to the expansion of the Company's opportunities from consumer electronics into the cable, satellite and personal computer industries, the continued increase in license income for VCR Plus+ and license income associated with the Company's electronic program guide technology and intellectual property. Subscription income from the VideoGuide and StarSight systems were not significant.

     For the quarter ended June 30, 1997 selling and marketing expenses were $7.4 million, research and development expenses were $3.5 million and general and administrative expenses were $4.6 million. Compared with the year-ago quarter results, restated to include the VideoGuide and StarSight Telecast operations, the current financial quarter results represent a 37% decrease in selling and marketing expenses, a 19% decrease in research and development expenses and a 36% decrease in general and administrative expenses. These decreases are a result of the synergy achieved by the combination with the StarSight Telecast and VideoGuide operations.

     Compared with the year-ago quarter results, prior to restatement for the VideoGuide and StarSight Telecast operations, selling and marketing expenses increased by 147%, research and development expenses increased by 40% and general and administrative expenses increased by 70%. These increases are consistent with a larger operation resulting from the acquisitions of VideoGuide and StarSight Telecast. The 89% increase in these three expense categories combined were more than offset by a 95% increase in revenues.

     As a result of the acquisition of StarSight Telecast, the Company recorded merger related costs totaling $11.7 million in the quarter ended June 30, 1997. These costs were comprised of fees of financial advisors, attorneys and accountants, severance related costs, and other transaction costs.

     Income tax expense was $3.1 million for the quarter ended June 30, 1997. The expected tax benefit was limited due to uncertainty regarding realization of net operating loss carryforwards, tax credit carryforwards, and temporary differences between the tax basis of assets and liabilities and their reported amounts. Excluding merger related costs, the Company's effective tax rate for the quarter ended June 30, 1997 was 27%. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of earnings before income taxes may vary from year to year.

Future Growth Subject to Risks

     The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Annual Report on Form 20-F for the year ended March 31, 1997 and the Company's Registration Statement on Form F-4 (Registration Statement No. 333-6790, the "Form F-4"). This report on Form 10-Q should be read in conjunction with such Annual Report and Form F-4, particularly "Certain Factors Affecting Business, Operating Results and Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report on Form 20-F and "Risk Factors" contained in Form F-4.

     The Company's growth is dependent upon market growth for its technologies and systems and its ability to enhance its existing products and introduce new products and services on a timely basis. One way the Company has addressed the need to develop new products and services and to enter new markets is through its acquisitions. Acquisitions involve numerous risks, including difficulties in assimilation of the operations, technologies and products of the acquired companies; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees of the acquired company. The Company must also maintain its ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by the Company could adversely effect the Company's business and operating results.

     The markets for the Company's products and services are characterized by rapidly changing technology, evolving industry standards, frequent new product or service introductions and short product life cycles. There can be no assurance that the Company will successfully identify new product or service opportunities and develop and bring new products or services to market in a timely manner, or that products, services and technologies developed by others will not render the Company's products, services or technologies obsolete or non-competitive. The failure of the Company's new product, service or technology development efforts could have a material adverse effect on the Company's business, operating results and financial condition.

Potential Volatility in Operating Results

     The Company expects that, in the future, it will continue to experience variability in its revenues and operating results on a quarterly basis as a result of a number of factors. As manufacturers have incorporated the Company's technologies into products, the Company's license revenues have displayed a seasonality typical of those consumer electronics products manufacturers. Shipments by manufacturers of VCRs and televisions in general, and therefore VCRs and televisions incorporating the Company's VCR Plus+ or TV GUIDE Plus+ technologies, tend to be higher in the third or fourth calendar quarters, or the Company's second and third fiscal quarters. However, because the Company generally receives license revenues within 90 days after the end of the quarter in which the VCR or television incorporating its technology is shipped, licensing revenues are typically higher during the Company's third and fourth quarters. In addition, manufacturers' shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. As a result, the Company may experience variability in its quarterly license revenues affecting period to period comparability and performance. The Company's license revenues are also affected by the volume of shipments by manufacturers. The Company's license agreements with consumer electronics manufacturers provide for volume discounts based on the shipment volume in each calendar year by a given manufacturer, which can lower the average per unit license fee for the manufacturer over the year. As VCR Plus+ incorporation volume increases, the Company has experienced declining average per unit license fees due to volume discounts provided for in license agreements and expects this trend to continue. The Company anticipates that its revenues and operating results will be affected by the timing of market introductions and market acceptance of new systems such as Index Plus+ and Guide Plus+. There can be no assurance that Index Plus+, Guide Plus+ or other future systems developed by the Company will ever result in significant revenues or profits. Further, if these new systems achieve acceptance, the timing of manufacturers' implementation of shipments is uncertain and may result in greater variability of the Company's quarterly and annual operating results. In addition there can be no assurance that the licensing of the Company's intellectual property will result in significant revenues or profits. The Company's licensing revenues from non-consumer electronics sectors, such as cable, satellite, telco and personal computers may, generally, experience less seasonal variability.

     Another factor contributing to the variability of the Company's quarterly operating results is the increase in the Company's marketing and advertising expenditures in preparation for new product launches and in the Company's third fiscal quarter during the fall holiday season. The Company's planned operating expenditures each quarter are based, in part, on the Company's expectation as to future revenues in the quarter. In addition, many of the Company's expenditures are fixed costs. If revenues do not meet expectations in any given quarter, operating results for the quarter may be materially adversely affected. In addition, the Company's annual and quarterly results may be affected by competition, general economic downturns and the mix of licensing revenues. As a result, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company's historic revenue growth or its profitability (prior to the restatement for the acquisitions) will continue on a quarterly or annual basis.

     To support and further the Company's licensing business and other business segments, the Company is pursuing U.S. and international protection for its proprietary information, technology and inventions. The Company intends to continue to explore additional opportunities to exploit the Company's intellectual property. However, there can be no assurance that the Company will be successful in its ability to continue to enter into favorable license arrangements, the lack of which could have a material adverse effect on the business, operating results and financial condition of the Company.

     The Company conducts business on a global basis. Accordingly, the Company's future results could be adversely affected by a variety of uncontrollable and changing factors, including foreign currency exchange rates, regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, among other factors.

Volatility of Stock Price

     The Company's Ordinary Shares have experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and have often been unrelated to the operating performance of any specific company. These factors, as well as general economic and political conditions, may adversely affect the market price of the Company's Ordinary Shares in the future.

Liquidity and Capital Resources

      At June 30, 1997, the Company had cash, cash equivalents and marketable securities totaling $119 million. Net cash provided by operating activities were $9.9 million for the three months ended June 30, 1997, as compared to $1.5 million, for the as reported year-ago quarter. The increase in cash provided by operating activities was primarily the result of increased payments from licensing revenues. Net cash provided by investing activities were $28.9 million which was primarily attributable to cash received from maturities of marketable securities. The Company also used cash of $2 million for additions to equipment and intangible assets.

      The Company does not have any material commitments for capital expenditures. However, the Company expects to incur significant marketing expenditures to launch new systems and to market new services and expects to incur significant research and development, and general and administrative expenses relating to these new systems and services over the next two to three years.

      The Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and marketable securities balances, will be sufficient to satisfy its expected working capital and capital expenditure requirements through fiscal 1998.

PART II  OTHER INFORMATION

Item 1.  Legal proceedings

         Prior to the merger with StarSight Telecast, the Company was a party in a consolidated lawsuit filed in the Northern District of California in which the adverse party was StarSight Telecast.

         As a result of the merger and upon motion of the parties, on July 3, 1997 the District Court for the Northern District of California, San Jose Division, dismissed all claims and counterclaims between the Company and StarSight Telecast with prejudice for lack of subject matter jurisdiction. The Company and StarSight Telecast were also parties to a lawsuit consolidated with the dismissed action for discovery and pre-trial purposes. In June 1997, all parties to this consolidated lawsuit entered into a stipulation to dismiss this action with prejudice as to all claims and counterclaims. It is anticipated that the District Court will enter its order dismissing all such claims and counterclaims in the near future.

United Video Litigation

         In October 1993, United Video and its Tracker, Inc. subsidiary brought suit against StarSight Telecast in the U.S. District Court for the Northern District of Oklahoma, seeking a declaratory judgment that its interactive program guide products do not infringe certain of StarSight Telecast's patents. StarSight Telecast counterclaimed charging infringement of one of the patents. Through subsequent procedural motions, the lawsuit expanded to include a total of ten patents to which StarSight Telecast has rights and to federal antitrust claims. The Court has deferred consideration of all of the other claims and counterclaims pending the resolution of the infringement, validity and enforceability issues of one of the patents. A phased bench trial began on May 8, 1996, with United Video essentially presenting its case in chief on the validity and enforceability issues related to this patent. In subsequent proceedings, StarSight Telecast has presented witnesses relating to the validity, enforceability and infringement of this patent.

         To date there has been no ruling from the Court on this issue.

Scientific-Atlanta Arbitration and Litigation

         In 1995, StarSight Telecast brought an arbitration action against Scientific-Atlanta concerning Scientific-Atlanta's alleged delay in the deployment of StarSight-capable-set-top boxes and its development of a competing electronic program guide allegedly using StarSight Telecast technology in violation of its licensing agreement with StarSight Telecast. Thereafter, Scientific-Atlanta filed a lawsuit in the U.S. District Court for the Northern District of Georgia (the "Atlanta Suit") in February 1996, against StarSight Telecast and Philips alleging that StarSight Telecast's stand alone StarSight receiver infringed on three U.S. Patents owned by Scientific-Atlanta. StarSight Telecast filed a demand on April 30, 1996 for arbitration on the issue of whether StarSight Telecast is licensed to use Scientific-Atlanta's Patents. The judge in the Atlanta Suit delayed the proceedings pending the outcome of the April 30, 1996 arbitration. On July 23, 1996, the American Arbitration Association ("AAA") awarded StarSight Telecast $15 million in monetary damages plus attorneys fees and arbitration costs against Scientific-Atlanta. In addition, to the monetary reward, StarSight Telecast was granted injunctive relief prohibiting Scientific-Atlanta, except under certain limited conditions, from accepting any new customer orders for any products incorporating the interactive electronic program guide that utilizes any information derived either directly or indirectly from StarSight Telecast for a period of three years beginning from the date of the award. On December 11, 1996, the U.S. District Court for the Northern District of California confirmed the AAA panel award of $15 million plus attorneys fees and arbitration costs. In addition, the Court confirmed the AAA panel's injunction prohibiting Scientific-Atlanta for a period of three years from shipping to third parties any consumer product incorporating an interactive program guide, except for orders already committed to in writing as of July 23, 1996, the date of the AAA panel ruling. On December 24, 1996, Scientific-Atlanta appealed $10 million of the award to the U.S. District Court of Appeals for the Ninth Circuit.

         Subsequently, StarSight Telecast received payment of $5,000,000 plus reimbursement of legal fees in the amount of $2,485,000 and entered into a License and Settlement Agreement resolving all outstanding disputes previously reported between the parties and establishing a new marketing relationship.

General Instrument Arbitration

         In May 1996, StarSight Telecast brought an arbitration action against General Instrument Corporation concerning General Instrument Corporation's alleged delay in deployment of StarSight-capable set-top boxes and its development of a competing electronic program guide allegedly using StarSight Telecast's technology in violation of its agreement with StarSight Telecast. To date the arbitrator(s) have not been selected and no discovery or hearing dates have been set.

Item 4.  Submission of Matters to a Vote of Securityholders

     The Company's annual meeting of shareholders was held on May 1, 1997. The following actions were taken at this meeting:.

                                                       Votes        Votes       Votes
                Matter                                  For        Against    Abstained
                ------                                 -----       -------    ---------

(a) Issuance                                         22,592,951      60,000         -0-
of the Company's Ordinary Shares pursuant to
the terms of the Agreement and Plan of Merger,
dated as of December 23, 1996, entered into by
and among the Company, G/S Acquisition
Subsidiary, a newly formed, wholly owned
subsidiary of the Company and StarSight
Telecast

(b) Approval of an                                   20,479,851   2,173,100         -0-
Amendment to the Company's 1994 Stock
Incentive Plan, as amended to increase the
number of Ordinary Shares reserved for
issuance thereunder from 6,000,000 to
9,500,000 shares (an increase of 3,500,000).

(c) Election of Directors
Dr. George F. Carrier                                22,652,951         -0-         -0-
Teruyuki Toyama                                      22,652,951         -0-         -0-

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Terms expiring in 1998:
      Thomas Lau
      Henry C. Yuen
      Elsie Leung

Terms expiring in 1999:
      Roy Mankovitz
      Larry Goldberg

(d) Ratification of                                  22,652,951         -0-         -0-
KPMG Peat Marwick LLP  as the
Company's independent auditors

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     27      Financial Data Schedule


     (b) Report on Form 8-K

             The Company filed one report on Form 8-K during the quarter. ended June 30, 1997. The filing was on May 22, 1997. The item reported was the merger with StarSight Telecast.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GEMSTAR INTERNATIONAL GROUP LIMITED
                               (Registrant)



Date: August 14, 1997                     By: /s/ Larry Goldberg
                                              ------------------
                                              Larry Goldberg
                                              Secretary and Corporate Counsel