Form 10-Q
period 1997-09-30
GEMSTAR INTERNATIONAL GROUP LTD
filed 1997-11-14
CIK 923282

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended September 30, 1997

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

                                 (626) 792-5700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES X     NO ___
                                               -
As of October 31, 1997, there were outstanding 48,085,880 shares of the Registrants' Ordinary Shares, par value $0.01 per share.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                                     INDEX

                                                                            Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets --
           September 30, 1997 and March 31, 1997............................  1

           Condensed Consolidated Statements of Operations --
           Three and Six Months Ended September 30, 1997 and 1996...........  2

           Condensed Consolidated Statements of Cash Flows --
           Six Months Ended September 30, 1997 and 1996....................   3

           Notes to Condensed Consolidated Financial Statements............   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  6

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  11

Item 6.  Exhibits and Reports on Form 8-K..................................  12

         SIGNATURES........................................................  13

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                       (In thousands, except share data)

                                                                               September 30,        March 31,
                                                                                    1997              1997
                                                                                 ----------        ----------
                                    ASSETS

Current assets:
   Cash and cash equivalents                                                      $ 117,595         $  59,909
   Marketable securities                                                             26,562            48,946
   Prepaid expenses and other current assets                                          5,242             6,442
                                                                                  ---------         ---------
      Total current assets                                                          149,399           115,297
Property and equipment, net                                                           4,580             5,126
Intangible assets, net                                                                8,633             6,855
Marketable securities                                                                     -             1,535
Other assets                                                                          2,570             2,463
                                                                                  ---------         ---------
                                                                                  $ 165,182         $ 131,276
                                                                                  =========         =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                          $  48,235         $  43,141
   Current portion of deferred revenue                                               27,920            18,180
                                                                                  ---------         ---------
      Total current liabilities                                                      76,155            61,321
Deferred revenue, less current portion                                                4,545            11,077
Other liabilities                                                                     9,586             5,161
Shareholders' equity:
   Ordinary Shares, par value $.01 per share. Authorized 500,000,000 shares; issued and outstanding 48,063,842 shares at September 30, 1997
    and 46,800,876 shares at March 31, 1997                                             481               468
   Additional paid-in capital                                                       200,211           186,515
   Accumulated deficit                                                             (125,586)         (132,788)
   Unearned compensation                                                               (120)             (388)
   Cumulative translation adjustments                                                   (90)              (90)
                                                                                  ---------         ---------
      Net shareholders' equity                                                       74,896            53,717
                                                                                  ---------         ---------
                                                                                  $ 165,182         $ 131,276
                                                                                  =========         =========

See Notes to Condensed Consolidated Financial Statements.

                     GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands except per share data)

                                                Three Months Ended                 Six Months Ended
                                                   September 30                       September 30
                                               --------------------               --------------------
                                                  1997       1996                  1997       1996
                                               ---------   --------               ---------   --------
Revenues                                         $27,677    $15,235                 $53,302    $29,766
Operating costs and expenses:
   Selling and marketing                           7,576      3,839                  15,019     15,613
   Research and development                        3,124      4,181                   6,621      8,479
   General and administrative                      4,239      6,248                   8,829     13,461
   Merger costs                                        -          -                  11,713          -
                                                 -------    -------                 -------    -------
Earnings (loss) from operations                   12,738        967                  11,120     (7,787)
Other income, net                                  1,540      1,344                   3,086      2,423
                                                 -------    -------                 -------    -------
Earnings (loss) before income tax expense         14,278      2,311                  14,206     (5,364)
Income tax expense                                 3,855      1,590                   7,004      3,145
                                                 -------    -------                 -------    -------
Net earnings (loss)                              $10,423    $   721                 $ 7,202    $(8,509)
                                                 =======    =======                 =======    =======

Earnings (loss) per share                        $  0.20    $  0.01                 $  0.14    $ (0.18)
                                                 =======    =======                 =======    =======
Weighted average shares outstanding               51,705     51,054                  51,019     46,679
                                                 =======    =======                 =======    =======

See Notes to Condensed Consolidated Financial Statements.

                     GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (In thousands)

                                                                                    Six Months Ended
                                                                                       September 30
                                                                                    ------------------
                                                                                      1997      1996
                                                                                    --------  --------
Cash flows from operating activities:
   Net earnings (loss)                                                              $  7,202  $ (8,509)
   Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
      Amortization of unearned compensation                                              268       696
      Depreciation and amortization                                                    1,795     1,983
      Deferred income taxes                                                            4,371       195
      Changes in assets and liabilities:
        Prepaid expenses and other assets                                              1,093     2,734
        Accounts payable, accrued expenses and other liabilities                       5,148    (4,571)
        Deferred revenue                                                               3,208     3,690
                                                                                    --------  --------
           Net cash provided by (used in) operating activities                        23,085    (3,782)
                                                                                    --------  --------

Cash flows from investing activities:
     Net maturities (purchases) of marketable securities                              23,919   (26,582)
     Additions to property and equipment                                                (442)     (674)
     Additions to intangible assets                                                   (2,585)     (678)
                                                                                    --------  --------
           Net cash provided by (used in) investing activities                        20,892   (27,934)
                                                                                    --------  --------
Cash flows from financing activities:
    Proceeds from the issuance of Ordinary Shares, net                                     -    32,545
    Proceeds from the exercise of options for Ordinary Shares                         13,709       730
                                                                                    --------  --------
           Net cash provided by financing activities                                  13,709    33,275
                                                                                    --------  --------

Effect of exchange rate changes on cash and cash equivalents                               -        (6)
                                                                                    --------  --------
Net increase in cash and cash equivalents                                             57,686     1,553
Cash and cash equivalents at beginning of period                                      59,909    69,365
Adjustment to conform StarSight Telecast, Inc.'s fiscal year                               -    (7,147)
                                                                                    --------  --------
Cash and cash equivalents at end of period                                          $117,595  $ 63,771
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

     The Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1998.


2.   Earnings (Loss) Per Share

     Earnings (loss) per share for all periods presented is based on the weighted average number of Ordinary Shares and dilutive Ordinary Share equivalents outstanding during the period.

3.   Business Combinations

     Effective May 8, 1997, the Company acquired StarSight Telecast. StarSight Telecast is the developer of and markets an interactive program guide available in cable set-top boxes, televisions, VCRs, TVCRs and satellite integrated descramblers. In addition, StarSight Telecast licenses its intellectual property for non-StarSight-capable products which provide features based on StarSight Telecast's proprietary technology and patented inventions. The Company issued approximately 15.5 million Ordinary Shares for all of the outstanding stock of StarSight Telecast and assumed outstanding StarSight Telecast stock options and warrants which were converted to options and warrants to purchase approximately
1.4 million and 1.8 million of the Company's Ordinary Shares, respectively.

     Effective December 12, 1996, the Company acquired VideoGuide, a developer of interactive program guide technology, for approximately 475,000 Ordinary Shares of the Company and also assumed outstanding VideoGuide stock options which converted into options to purchase approximately 16,500 of the Company's Ordinary Shares.

     The VideoGuide and StarSight Telecast acquisitions have each been accounted for under the pooling of interests method and accordingly, the accompanying financial statements have been restated to include the accounts and results of operations of VideoGuide and StarSight Telecast for all periods prior to the acquisitions.

     StarSight Telecast had a calendar year end. In order to conform StarSight Telecast's year end to Gemstar's fiscal year end, a charge was made to retained earnings during the three months ended June 30, 1996 of $7,147,000. In addition, the Company increased the net loss of StarSight Telecast by $556,000 and $925,000 for the three and six months ended September 30, 1996, respectively, to conform accounting policies of StarSight Telecast with those of the Company.

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

     The Financial Accounting Standards Board has also issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These new accounting standards are for disclosure purposes and the Company is analyzing the impact of these standards for future reporting.

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

Overview

     Since the launch of the VCR Plus+ system in November 1990 in the United States, the Company has continued to focus on its mission of providing technologies to make life easier for consumers all over the world. As of September 1997, the VCR Plus+ system is available in over 30 countries, and the combined worldwide circulation of publications publishing the PlusCode numbers increased to over 300 million. In 1997, the Company introduced Index Plus+, an interactive on-screen directory of video-tape content by titles automatically captured from the broadcast. The Company developed, and in 1997 introduced, TV Guide Plus+, a no fee, on-screen, interactive program guide built into televisions and VCRs. As a result of its acquisitions of VideoGuide and StarSight Telecast, the Company acquired additional proprietary technologies and patented inventions in the interactive program guide area. The Company believes that the growth in the number of television channels, along with the proliferation of viewing choices, has created a need for an easy-to-use method of identifying, selecting and recording television programs. The Company believes that as consumer needs for improved television schedule information grows, the need for accurate and convenient methods of program selection and recording will also grow. The Company licenses its technology and intellectual property to various industry sectors including consumer electronics (TV, VCR and TVCR), satellite, cable, telco and personal computers. The Company believes that its interactive program guide technology will be an important feature for all providers of analog and digital video services to consumers. The Company's licensees include Aiwa, Akai, Cox Communications, Daewoo, Funai, General Instrument, GTE Communication Systems, Hitachi, Hughes Network Systems, JVC, LG Electronics (Goldstar), Matsushita (Panasonic and Quasar), MediaOne, Microsoft Corporation, Mitsubishi, Orion, Philips (Magnavox and Philips), Samsung, Sanyo, Scientific-Atlanta, Sharp, Shintom, Sony, Southern New England Telephone, Thomson Consumer Electronics (GE, Proscan, RCA), Time Warner, Toshiba, Uniden and Zenith.

Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 20-F for the year ended March 31, 1997. The acquisitions of VideoGuide and StarSight Telecast have each been accounted for under the pooling of interests method, and accordingly, the Company's Condensed Consolidated Financial Statements have been restated to include VideoGuide and StarSight Telecast for all periods presented. A fair measure of the Company's financial performance is to include VideoGuide and StarSight Telecast results only for periods after the date of the actual acquisition. Since the acquisition of VideoGuide did not become effective until December 1996, and the acquisition of StarSight Telecast did not become effective until May 1997, the Company will compare below its financial results for the three and six ended September 30, 1997, which include both the VideoGuide and StarSight Telecast operations, with the year-ago results as reported by the Company prior to all restatements.

                         STATEMENT OF OPERATIONS DATA

                                  (unaudited)
                                (In thousands)

                                                                 As Reported                         Pro Forma
                                                        Three Months ended September 30          Three Months ended September 30
                                                        -------------------------------          -------------------------------
                                                          1997(a)              1996(a)             1997(a)             1996(c)
                                                        ------------         ----------          ----------          -----------
Revenues                                                  $  27,677         $ 15,235             $ 27,677             $ 13,120
Operating costs and expenses:
  Selling and marketing                                       7,576            3,839                7,576                3,107
  Research and development                                    3,124            4,181                3,124                2,473
  General and administrative                                  4,239            6,248                4,239                2,797
                                                          ---------         --------             --------             --------
Earnings from operations                                     12,738              967               12,738                4,743
Other income, net                                             1,540            1,344                1,540                1,158
                                                          ---------         --------             --------             --------
Earnings before income tax expense                           14,278            2,311               14,278                5,901
Income tax expense                                            3,855            1,590                3,855                1,590
                                                          ---------         --------             --------             --------
Net earnings                                              $  10,423         $    721             $ 10,423             $  4,311
                                                          =========         ========             ========             ========
                                                                 As Reported                         Pro Forma
                                                         Six Months ended September 30          Six Months ended September 30
                                                         -----------------------------          -----------------------------
                                                          1997(a)              1996(a)           1997(b)             1996(c)
                                                         ------------         --------          ----------          ---------
Revenues                                                  $  53,302         $ 29,766             $ 53,302             $ 26,199
Operating costs and expenses:
  Selling and marketing                                      15,019           15,613               15,019                6,148
  Research and development                                    6,621            8,479                6,621                4,959
  General and administrative                                  8,829           13,461                8,829                5,501
  Merger costs                                               11,713                -                    -                    -
                                                          ---------         --------             --------             --------
Earnings (loss) from operations                              11,120           (7,787)              22,833                9,591
Other income, net                                             3,086            2,423                3,086                2,071
                                                          ---------         --------             --------             --------
Earnings (loss) before income tax expense                    14,206           (5,364)              25,919               11,662
Income tax expense                                            7,004            3,145                7,004                3,145
                                                          ---------         --------             --------             --------
Net earnings (loss)                                        $  7,202         $ (8,509)            $ 18,915             $  8,517
                                                          =========         ========             ========             ========




(a)  Includes VideoGuide and StarSight Telecast.

(b) Includes VideoGuide and StarSight Telecast but excludes merger costs related to the acquisition of StarSight Telecast.

(c)  Excludes VideoGuide and StarSight Telecast.

     For the quarter ended September 30, 1997, the Company reported revenues of $27.7 million, operating income of $12.7 million and net income of $10.4 million. Revenues for the six months ended September 30, 1997 were $53.3 million. Operating income and net income were $22.8 million and $18.9 million, respectively, before merger related costs associated with the acquisition of StarSight Telecast of $11.7 million.

     For the quarter ended September 30, 1996, prior to restatements, the Company reported revenues of $13.1 million, operating income of $4.7 million and net income of $4.3 million. For the six months ended September 30, 1996, prior to restatements, the Company reported revenues of $26.2 million, operating income of $9.6 million and net income of $8.5 million.

     As a result of the acquisitions of VideoGuide and StarSight Telecast, the financial results for the quarter ended September 30, 1996 were restated to show revenues of $15.2 million, operating income of $1 million and net income of $0.7 million. The financial results for the six months ended September 30, 1996 were restated to show revenues of $29.8 million, an operating loss of $7.8 million and a net loss of $8.5 million.

     As reported revenues for the quarter ended September 30, 1997 were $27.7 million which represents an increase of 111% when compared to the year-ago quarter prior to restatement and an increase of 82% when compared to year-ago revenues after restatement. As reported revenues for the six months ended September 30, 1997 were $53.3 million, an increase of 103% when compared to the year-ago period prior to restatement and an increase of 79% when compared to year-ago revenues after restatement. Revenues contributed by VideoGuide and StarSight Telecast were not significant to the results of operations for the year-ago periods. The growth in revenues is attributable to the expansion of the Company's opportunities from consumer electronics into the cable, satellite and personal computer industries, the continued increase in license income for VCR Plus+ and license income associated with the Company's electronic program guide technology and intellectual property. Subscription income from the VideoGuide and StarSight systems were not significant.

     Total operating expenses for the quarter ended September 30, 1997 were $14.9 million, comprised of selling and marketing expenses of $7.6 million, research and development expenses of $3.1 million and general and administrative expenses of $4.2 million. Compared with the year-ago quarter results, restated to include the VideoGuide and StarSight Telecast operations, total operating expenses for the current quarter increased 5%. Total operating expenses for the six months ended September 30, 1997 were $30.5 million, comprised of selling and marketing expenses of $15 million, research and development expenses of $6.6 million and general and administrative expenses of $8.8 million. Compared with the year-ago results, after restatement, total operating expenses for the six months ended September 30, 1997 decreased 19%.

     Compared with the year-ago results, prior to restatement for the VideoGuide and StarSight Telecast operations, total operating expenses for the three and six months ended September 30, 1997 increased by 78% and 83%, respectively. These increases reflect a larger operation resulting from the acquisitions of VideoGuide and StarSight Telecast. For the six months ended September 30, 1997, the 83% increase in operating expenses was more than offset by the 103% increase in revenues.

     As a result of the acquisition of StarSight Telecast, the Company recorded merger related costs totaling $11.7 million in the quarter ended June 30, 1997. These costs were comprised of fees of financial advisors, attorneys and accountants, severance related costs, and other transaction costs.

     Income tax expense was $3.9 million for the quarter ended September 30, 1997 and $7 million for the six months ended September 30, 1997. Excluding merger related costs, the Company's effective tax rate for the three and six months ended September 30, 1997 was 27%. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of earnings before income taxes may vary from year to year.

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

Liquidity and Capital Resources

      At September 30, 1997, the Company had cash, cash equivalents and marketable securities totaling $144.2 million. Net cash provided by operating activities was $23.1 million for the six months ended September 30, 1997, as compared to net cash used in operating activities of $3.8 million, for the as reported six months ended September 30, 1996. The increase in cash provided by operating activities was primarily the result of increased earnings and the timing of payments. Net cash provided by investing activities was $20.9 million which was primarily attributable to cash received from maturities of marketable securities. The Company also used cash of $3 million for additions to equipment and intangible assets. Net cash provided by financing activities was $13.7 million which was comprised of cash from the exercise of options for Ordinary Shares.

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

PART II  OTHER INFORMATION

Item 1.  Legal proceedings


United Video Litigation

         In October 1993, United Video and its Tracker, Inc. subsidiary brought suit against StarSight Telecast in the U.S. District Court for the Northern District of Oklahoma, seeking a declaratory judgment that its interactive program guide products do not infringe certain of StarSight Telecast's patents. StarSight Telecast counterclaimed charging infringement of one of the patents. Through subsequent procedural motions, the lawsuit expanded to include a total of ten patents to which StarSight Telecast has rights and to federal antitrust claims. The Court has deferred consideration of all of the other claims and counterclaims pending the resolution of the infringement, validity and enforceability issues of one of the patents. A phased bench trial began on May 8, 1996, with United Video essentially presenting its case in chief on the validity and enforceability issues related to this patent. In subsequent proceedings, StarSight Telecast has presented witnesses relating to the validity, enforceability and infringement of this patent. To date there has been no ruling from the Court on this issue. Proceedings have been scheduled by the Court to resume in May 1998.

General Instrument Arbitration

         In May 1997, StarSight Telecast brought an arbitration action against General Instrument Corporation* concerning General Instrument Corporation's alleged delay in deployment of StarSight-capable set-top boxes and its development of a competing electronic program guide allegedly using StarSight Telecast's technology in violation of its agreement with StarSight Telecast. The arbitrators have been selected, but there has been no discovery. A preliminary hearing has been scheduled in November 1997 to address discovery, case administration and scheduling two future hearings. StarSight Telecast is seeking a permanent injunction, monetary damages and other relief in the arbitration.

*On July 28, 1997 General Instrument Corporation split into three separate companies, Next Level Systems, Inc., CommScope, Inc. and General Semiconductor, Inc.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     3.1(a)* Amended and Restated Memorandum of Association of the Company.

     3.1(b)* Amended and Restated Articles of Association of the Company.

    10.1* Patent Assignment Agreement, dated as of March 15, 1994, between Gemstar Development Corporation and Roy Mankovitz. (Confidential treatment requested).

    10.2* Contract Engineering Agreement (undated) between Hilite, Inc. and Gemstar Development Corporation. (Confidential treatment requested).

    10.3* Contract Engineering Agreement (undated) between Hilite, Inc. and Gemstar Holdings Limited. (Confidential treatment requested).

    10.4* Contract Engineering Agreement (undated) between Hilite, Inc. and Index Systems, Inc. (Confidential treatment requested).

    10.5* Form of Option Exercise and Assignment Agreement, dated March 16, 1994, between Gemstar Development Corporation and each of Henry Yuen, Wilson Cho and Daniel Kwoh.

    10.6(a)* Exclusive Representation Agreement, dated July 30, 1990, between
             Gemstar Development Corporation and United Feature Syndicate, Inc. (Confidential treatment requested).

    10.6(b)* Exclusive Representation Agreement, dated May 20, 1991, between
             Gemstar Development Corporation and United Feature Syndicate, Inc., together with First Amendment to Exclusive Representation Agreement, dated March 4, 1994 (Confidential treatment requested).

    10.6(c)* Exclusive Representation Agreement, dated March 21, 1994 between
             Gemstar Development Corporation and United Feature Syndicate, Inc. (Confidential treatment requested).

    10.7* Registration Rights Agreement, dated August 16, 1995, between Gemstar International Group Limited and the Shareholders of E Guide, Inc.

    27       Financial Data Schedule

    99.1*    1994 Stock Incentive Plan, as amended.

    99.2* Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and Henry Yuen, as amended. (Confidential treatment requested).

    99.3* Employment Agreement, dated August 1995, between Gemstar International Group Limited and Thomas Lau.

    99.4* Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and Daniel Kwoh, as amended. (Confidential treatment requested).

    99.5* Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and Roy Mankovitz, as amended. (Confidential treatment requested).

    99.6* Employment Agreement, dated August 16, 1995, between Pros Technology Limited and Wilson Cho. (Confidential treatment requested).

    99.7* Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and Elsie Leung, as amended.

    99.8* Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and Larry Goldberg, as amended.

    99.9** Letter Agreement, dated December 23, 1996, between Larry W. Wangberg and StarSight Telecast, Inc.

    99.10** Letter Agreement, dated December 23, 1996, between Brian L. Klosterman and StarSight Telecast, Inc.

    99.11** Employment Agreement between StarSight Telecast, Inc. and Larry W. Wangberg dated as of December 23, 1996.

    99.12** Employment Agreement between StarSight Telecast, Inc. and Brian L. Klosterman dated as of December 23, 1996.

    99.13** Employment Agreement between StarSight Telecast, Inc. and Martin W. Henkel dated as of December 23, 1996.

    99.14** Employment Agreement between StarSight Telecast, Inc. and William Scharninghausen dated as of December 23, 1996.

    ------------------------------

    * Previously filed as part of Form F-1 Registration Statement of the Company (33-79016), which was declared effective on October 10, 1995, and incorporated herein by reference.

    ** Previously filed as part of Form F-4 Registration Statement of the Company (333-6790), which was declared effective on April 15, 1997, and incorporated herein by reference.

     (b) Report on Form 8-K

             The Company filed two current reports on Form 8-K/A during the quarter ended September 30, 1997 amending Form 8-K filed on May 22, 1997. In the Form 8-K, the Company reported under item 2 its acquisition of StarSight Telecast, and filed under Item 7 certain of the financial statements required to be filed in connection with the acquisition. Form 8-K/A Amendment No. 1 and Amendment No.
             2 were filed on July 22, 1997 and July 30, 1997 respectively, amending Item 7 of Form 8-K. The Form 8-K amendments were filed to include the following financial statements and the related auditor's report and consent:

             1. StarSight Telecast, Inc.'s audited balance sheets as of December
                31, 1996 and 1995 and the related audited statements of operations, shareholders' equity and cash flows for the Twelve Months Ended December 31, 1996 and 1995, the Six Months Ended December 31, 1994 and the Twelve Months Ended June 30, 1994.

             2. Unaudited Pro Forma Condensed Combined Balance Sheets as of
                December 31, 1996.

             3. Unaudited Pro Forma Condensed Combining Statements of Operations
                for the Nine Months Ended December 31, 1996 and for the Years Ended March 31, 1996, 1995 and 1994.

             4. StarSight Telecast, Inc.'s Condensed Balance Sheets as of March
                31, 1997 (unaudited) and December 31, 1996 and the related unaudited condensed statements of operations and cash flows for the Three Months Ended March 31, 1997 and 1996.

             5. Unaudited Pro Forma Condensed Combined Balance Sheet as of
                March 31, 1997.

             6. Unaudited Pro Forma Condensed Combining Statements of
                Operations for the Year Ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GEMSTAR INTERNATIONAL GROUP LIMITED
                               (Registrant)



Date: November 14, 1997                     By: /s/ Larry Goldberg
                                              ------------------
                                              Larry Goldberg
                                              Secretary and Corporate Counsel