Form 10-Q
period 1996-09-30
GEMSTAR INTERNATIONAL GROUP LTD
filed 1998-02-10
CIK 923282

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                                      or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the Transition Period from ______ to ______

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

                                (626) 792-5700
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES X    NO
                                              -       ---

As of September 30, 1996, there were outstanding 30,806,505 shares of the Registrant's Ordinary Shares, par value $0.01 per share.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES
                                     INDEX


                                                                           Page
                                                                           ----
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets -- September 30, 1996
             and March 31, 1996..........................................    1

            Condensed Consolidated Statements of Operations -- Three
             and Six Months Ended September 30, 1996 and 1995............    2

            Condensed Consolidated Statements of Cash Flows -- Six
             Months Ended September 30, 1996 and 1995....................    3

            Notes to Condensed Consolidated Financial Statements.........    4

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    5

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................    8

         SIGNATURES......................................................   10

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                                                September 30,         March 31,
                                                                                     1996               1996
                                                                                ------------          ---------
                                          ASSETS                                (unaudited)
Current assets:
  Cash and cash equivalents                                                       $57,313              $63,079
  Marketable securities                                                            15,164                    -
  Prepaid expenses and other current assets                                         2,686                3,734
                                                                                  -------              -------
     Total current assets                                                          75,163               66,813

Property and equipment, net                                                         3,198                3,040
Marketable securities                                                               7,039                    -
Other assets                                                                       14,492                8,587
                                                                                  -------              -------
                                                                                  $99,892              $78,440
                                                                                  =======              =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                           $ 9,129              $ 9,205
  Current portion of deferred revenue                                               8,546                3,074
                                                                                  -------              -------
    Total current liabilities                                                      17,675               12,279

Deferred revenue, less current portion                                              2,042                2,546
Other liabilities                                                                   2,522                2,392

Shareholders' equity:
  Ordinary Shares, par value $.01 per share.  Authorized 500,000,000 shares; issued and outstanding 30,806,505 shares at September 30,
     1996 and 30,461,505 shares at March 31, 1996                                     308                  305
  Additional paid-in capital                                                       46,877               38,961
  Retained earnings                                                                30,529               22,012
  Cumulative translation adjustments                                                  (61)                 (55)
                                                                                  -------              -------
        Net shareholders' equity                                                   77,653               61,223
                                                                                  -------              -------

                                                                                  $99,892              $78,440
                                                                                  =======              =======


See Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                                AND SUBSIDIARIES



                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)



                                                          Three Months Ended     Six Months Ended
                                                            September 30,          September 30,
                                                          ------------------     ------------------
                                                           1996        1995        1996      1995
                                                          -------    -------     -------    -------
Revenues                                                  $13,120    $11,190     $26,199    $22,309

Operating costs and expenses:
  Selling and marketing                                     3,107      3,792       6,148      6,444
  Research and development                                  2,473      1,897       4,959      3,782
  General and administrative                                2,797      2,586       5,501      5,169
                                                          -------    -------     -------    -------
Earnings from operations                                    4,743      2,915       9,591      6,914

Other income, net                                           1,158        311       2,071        491
                                                          -------    -------     -------    -------
Earnings before income tax expense                          5,901      3,226      11,662      7,405

Income tax expense                                          1,590        817       3,145      1,862
                                                          -------     ------     -------    -------

Net earnings                                              $ 4,311    $ 2,409     $ 8,517    $ 5,543
                                                          =======    =======     =======    =======

Earnings per share                                        $  0.13    $  0.09     $  0.25    $  0.20
                                                          =======    =======     =======    =======

Weighted average shares outstanding                        33,506     27,684      33,524     27,684
                                                          =======    =======     =======    =======


See Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In thousands)

                                                                                 Six Months Ended
                                                                                   September 30,
                                                                                ---------------------
                                                                                 1996          1995
                                                                                --------      -------
Cash flows from operating activities:
  Net earnings                                                                  $  8,517      $ 5,543
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                   961          792
     Deferred income taxes                                                           195          115
     Changes in assets and liabilities:
       Prepaid expenses and other assets                                           1,048         (482)
       Accounts payable, accrued expenses and other liabilities                     (141)       3,597
       Deferred revenue                                                            4,968        2,416
                                                                                --------      -------
          Net cash provided by operating activities                               15,548       11,981
                                                                                --------      -------

Cash flows from investing activities:
    Decrease in due from related parties                                               -        2,414
    Net purchases of marketable securities                                       (18,684)           -
    Additions to property and equipment                                             (566)        (881)
    Increase in intangible assets                                                   (534)        (405)
    Increase in other assets                                                      (5,924)        (963)
                                                                                --------      -------

        Net cash (used in) provided by investing activities                      (25,708)         165
                                                                                --------      -------

Cash flows from financing activities:
    Dividend paid                                                                      -       (5,000)
    Proceeds from secondary offering of Ordinary Shares                            7,919            -
                                                                                --------      -------
        Net cash provided by (used in) financing activities                        7,919       (5,000)
                                                                                --------      -------

Effect of exchange rate changes on cash and cash equivalents                          (6)          58
                                                                                --------      -------

Net (decrease) increase in cash and cash equivalents                              (2,247)       7,204

Cash and cash equivalents at beginning of period                                  59,560       12,735
                                                                                --------      -------

Cash and cash equivalents at end of period                                      $ 57,313      $19,939
                                                                                ========      =======

See Notes to Condensed Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

    The Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 20-F for the year ended March 31, 1996.

    The Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1997.

2.  Earnings Per Share

    Earnings per share for all periods presented is based on the weighted average number of Ordinary Shares and dilutive Ordinary Share equivalents outstanding during the period.

3.  Subsequent Events

    On December 12, 1996, the Company completed its merger of VideoGuide, Inc. (VideoGuide) by acquiring all of the outstanding capital stock of VideoGuide. The merger will be accounted for under the pooling of interests method. VideoGuide developed and introduced the VideoGuide Information System, which includes both a consumer electronics product sold through retail stores and an information service that provides users with an interactive television program schedule.

    On December 23, 1996, the Company announced that it signed a definitive merger agreement with StarSight Telecast, Inc., a company that designs an easy to use and accurate method of identifying, selecting and recording television programming. Closing of the transaction is subject to customary conditions, including approval by shareholders of each company and the satisfaction of regulatory requirements. If completed, the merger will be accounted for under the pooling of interests method.

Item 2.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


  The following information should be read in conjunction with the Consolidated Financial Statements and related Notes and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 20-F for the year ended March 31, 1996. This analysis is not intended to serve as a basis for projections of future events.

Overview

  The Company develops, markets and licenses propriety technologies and systems aimed at making technology user-friendly for consumers. The Company's VCR Plus+(R) instant-programming system was introduced in 1990 and to date there have been more than 50 million VCR Plus+ systems sold worldwide. VCR Plus+ allows a user to record a television show simply by entering a number--the PlusCode(R) number--printed in television program guides. The PlusCode numbers are published in more than 1,500 newspapers and television guides worldwide, with a combined circulation of over 300 million. The VCR Plus+ system has been licensed to virtually every major television and VCR manufacturer and is available in over 30 countries.

  The Company has introduced two new technologies this year, INDEX Plus+(R), a video tape indexing system built into new VCRs which features an on-screen directory of video tape content by titles automatically captured from the broadcast; and TV GUIDE Plus+(TM), as subscription-free on-screen interactive television guide to be built into new televisions.

  On April 16, 1996, the Company raised approximately $8 million, net of expenses, through the issuance of 345,000 new shares as part of a public offering, which also included 2,645,000 shares of secondary stock.

  On December 12, 1996, the Company completed its merger of VideoGuide, Inc. (VideoGuide) by acquiring all of the outstanding capital stock of VideoGuide. The merger will be accounted for under the pooling of interests method. VideoGuide developed and introduced the VideoGuide Information System, which includes both a consumer electronics product sold through retail stores and an information service that provides users with an interactive television program schedule.

  On December 23, 1996, the Company announced that it signed a definitive merger agreement with StarSight Telecast, Inc., a company that designs an easy to use and accurate method of identifying, selecting and recording television programming. Closing of the transaction is subject to customary conditions, including approval by shareholders of each company and the satisfaction of regulatory requirements. If completed, the merger will be accounted for under the pooling of interests method.

  Quarterly operating results are affected by changes in the market acceptance of existing products sold by licensees incorporating the Company's propriety technologies in their products. There can be no assurance that new products will be introduced by licensees in a timely manner, will achieve any significant degree of market acceptance or that such acceptance will be sustained for any significant period. The operating results for any quarter are not necessarily indicative of results for any future period.

Results of Operations

  Revenues for the second quarter increased 17% to $13.1 million, compared to $11.2 million for the same quarter last year. For the six months ended September 30, 1996, revenues were $26.2 million compared to $22.3 million for the same period last year, an increase of 17%. The increase in revenues resulted primarily from continued increases in the incorporation of the Company's VCR Plus+ system by manufacturers of VCRs and televisions worldwide.

  Selling and marketing expenses for the second quarter were $3.1 million compared to $3.8 million for the same quarter last year, a decrease of 18%. For the six months ended September 30, 1996, selling and marketing expenses were $6.1 million compared to $6.4 million for the same period last year, a decrease of 5%. This decrease is attributable to the timing of the Company's marketing and promotional activities.

  Research and development expenses for the second quarter were $2.5 million compared to $1.9 million for the same quarter last year, an increase of 32%. For the six months ended September 30, 1996, research and development expenses were $5.0 million compared to $3.8 million for the same period last year, an increase of 32%. This increase resulted primarily from increased activities associated with the development and testing of the INDEX Plus+ and TV GUIDE Plus+ systems.

  General and administrative expenses for the second quarter were $2.8 million compared to $2.6 million for the same quarter last year. For the six months ended September 30, 1996, general and administrative expenses were $5.5 million compared to $5.2 million for the same period last year.

   The effective tax rate for the second quarter and for the six months ended September 30, 1996 was 27% compared to 25% for the same periods last year. This increase in the effective tax rate was primarily attributable to the mix of license revenues subject to foreign withholding taxes. Foreign withholding taxes are based on license revenues from certain tax jurisdictions and, accordingly, do not vary based on the level of pretax income.

Liquidity and Capital Resources

  Cash and cash equivalents and investments in marketable securities totaled $79.5 million at September 30, 1996 compared to cash and cash equivalents of $63.1 million at March 31, 1996. This increase was due primarily to the net proceeds from the Company's secondary offering in April 1996 and positive cash flow from operations. The Company uses its working capital ($57.5 million at September 30, 1996) to finance ongoing operations and to fund expansion and development of new technologies. Net cash provided by operating activities was $15.5 million for the six months ended September 30, 1996, as compared to net cash provided by operating activities of $12.0 million, for the six months ended September 30, 1995. Net cash used in investing activities was $25.7 million, which was primarily attributable to the purchase of marketable securities. Net cash provided by financing activities was $7.9 million, which was comprised of the net proceeds from the Company's secondary offering of Ordinary Shares.

  Management believes the existing cash balances and cash generated from operations will be sufficient to meet the Company's liquidity and capital needs for the next twelve months.

PART II  OTHER INFORMATION

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

23.1**     Consent of KPMG Peat Marwick LLP.

27.1***    Financial Data Schedule.

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

--------------------------


* Previously filed as part of Form F-1 Registration Statement of the Company (33-79016), which was declared effective on October 10, 1995, and incorporated herein by reference.

** Previously filed as part of Form 6-K of the Company, which was filed on or about January 16, 1997, and incorporated herein by reference.

***  Filed herewith.

    (b)  Reports on Form 8-K

         None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      GEMSTAR INTERNATIONAL GROUP LIMITED
                                  (Registrant)



Date: February 10, 1998                By: /s/ Henry C. Yuen
                                          -------------------
                                          Henry C. Yuen
                                          Chief Executive Officer

                                       By: /s/ Elsie Leung
                                          -------------------
                                          Elsie Leung
                                          Chief Financial Officer