Form 10-Q
period 1996-12-31
GEMSTAR INTERNATIONAL GROUP LTD
filed 1998-02-10
CIK 923282

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the Quarterly Period Ended December 31, 1996

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

As of December 31, 1996, there were outstanding 31,273,253 shares of the Registrant's Ordinary Shares, par value $0.01 per share.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES


                                     INDEX

                                                                           Page
                                                                           ----
PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets -- December 31, 1996
             and March 31, 1996......................................         1

            Condensed Consolidated Statements of Operations -- Three
             and Nine Months Ended December 31, 1996 and 1995........         2

            Condensed Consolidated Statements of Cash Flows -- Nine
             Months Ended December 31, 1996 and 1995.................         3

            Notes to Condensed Consolidated Financial Statements.....         4

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................         5


PART II  OTHER INFORMATION

Item 1.   Legal Proceedings..........................................         8

Item 6.   Exhibits and Reports on Form 8-K...........................         9

          SIGNATURES.................................................        11

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements


                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)




                                                     December 31,    March 31,
                                                        1996           1996
                                                     ------------   -----------
                 ASSETS                              (unaudited)
Current assets:
  Cash and cash equivalents                            $ 42,742      $ 64,097
  Marketable securities                                  22,516             -
  Prepaid expenses and other current assets               4,352         6,865
                                                       --------      --------

      Total current assets                               69,610        70,962

Property and equipment, net                               4,639         4,042
Marketable securities                                     6,528             -
Other assets                                              6,418         5,593
                                                       --------      --------

                                                       $ 87,195      $ 80,597
                                                       ========      ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                $ 31,541      $ 44,769
  Current portion of deferred revenue                     6,970         4,213
                                                       --------      --------

      Total current liabilities                          38,511        48,982

Deferred revenue, less current portion                    1,772         2,860
Other liabilities                                         3,389         2,435

Shareholders' equity:
  Ordinary Shares, par value $.01 per share.
    Authorized 500,000,000 shares; issued and
    outstanding 31,273,253 shares at December 31,
    1996 and 30,928,285 shares at March 31, 1996            313           310
  Additional paid-in capital                             60,536        52,619
  Accumulated deficit                                   (17,256)      (26,554)
  Cumulative translation adjustments                        (70)          (55)
                                                       --------      --------
      Net shareholders' equity                           43,523        26,320
                                                       --------      --------

                                                       $ 87,195      $ 80,597
                                                       ========      ========

           See Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)


                                            Three Months        Nine Months
                                               Ended               Ended
                                            December 31,        December 31,
                                            ------------        ------------

                                           1996      1995      1996      1995
                                         --------  --------  --------  --------
Revenues                                  $19,119  $ 14,070   $46,072  $ 36,379

Operating costs and expenses:
  Selling and marketing                     7,027    15,382    15,270    24,591
  Research and development                  2,675     3,530     9,418    10,597
  General and administrative                3,269     3,059    10,111     9,378
  Nonrecurring expense                        -      19,526       -      19,526
                                          -------  --------   -------  --------

Earnings (loss) from operations             6,148   (27,427)   11,273   (27,713)

Other income, net                           1,163       807     3,145     1,317
                                          -------  --------   -------  --------

Earnings (loss) before income tax
 expense                                    7,311   (26,620)   14,418   (26,396)

Income tax expense                          1,975     1,334     5,120     3,196
                                          -------  --------   -------  --------

Net earnings (loss)                       $ 5,336  $(27,954)  $ 9,298  $(29,592)
                                          =======  ========   =======  ========

Earnings (loss) per share                 $  0.16  $  (0.84)  $  0.28  $  (0.95)
                                          =======  ========   =======  ========

Weighted average shares outstanding        33,217    33,127    33,738    31,106
                                          =======  ========   =======  ========

           See Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (In thousands)

                                                                            Nine Months Ended
                                                                               December 31,
                                                                           ------------------

                                                                             1996      1995
                                                                           --------  --------
Cash flows from operating activities:
  Net earnings (loss)                                                      $  9,298  $(29,592)
  Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                                            1,380     1,390
     Deferred income taxes                                                      968       454
     Changes in assets and liabilities:
       Prepaid expenses and other assets                                      2,513    (3,850)
       Accounts payable, accrued expenses and other liabilities             (13,242)   37,709
       Deferred revenue                                                       1,669     2,671
                                                                           --------  --------

         Net cash provided by operating activities                            2,586     8,782
                                                                           --------  --------

Cash flows from investing activities:
     Decrease in due from related parties                                         -     2,414
     Net purchases of marketable securities                                 (25,525)        -
     Additions to property and equipment                                     (1,146)   (3,004)
     Increase to intangible assets                                             (754)     (629)
     Increase in other assets                                                  (902)     (484)
                                                                           --------  --------

         Net cash used in investing activities                              (28,327)   (1,703)
                                                                           --------  --------

Cash flows from financing activities:
    Dividend paid                                                                 -    (5,000)
    Proceeds from the issuance of Ordinary Shares                                 -    12,270
    Proceeds from public offerings of Ordinary Shares                         7,920    36,159
                                                                           --------  --------

         Net cash provided by financing activities                            7,920    43,429
                                                                           --------  --------

Effect of exchange rate changes on cash and cash equivalents                    (15)       32
                                                                           --------  --------

Net (decrease) increase in cash and cash equivalents                        (17,836)   50,540

Cash and cash equivalents at beginning of period                             60,578    12,740

Adjustment to conform VideoGuide, Inc.'s fiscal year                              -    (1,091)
                                                                           ========  ========

Cash and cash equivalents at end of period                                 $ 42,742  $ 62,189
                                                                           ========  ========

           See Notes to Condensed Consolidated Financial Statements.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

    As more fully discussed in Note 3, in December 1996, the Company acquired VideoGuide, Inc. ("VideoGuide"). The transaction has been accounted for under the pooling of interests method. Accordingly, the accompanying financial statements have been restated to include the accounts and results of operations of VideoGuide.

    The Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 20-F for the year ended March 31, 1996 and the Supplemented Consolidated Financial Statements and related Notes included in the Company's Form 6-K for the month of March 1997.

    The Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1997.

2.  Earnings (Loss) Per Share

    Earnings (loss) per share for all periods presented is based on the weighted average number of Ordinary Shares and dilutive Ordinary Share equivalents outstanding during the period.

3.  Business Combinations

    On December 12, 1996, the Company completed its acquisition of VideoGuide by acquiring all of the outstanding capital stock of VideoGuide. The acquisition has been accounted for under the pooling of interests method and accordingly, the accompanying condensed consolidated financial statements have been restated to include the accounts and results of operations of VideoGuide for all periods presented.

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

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Consolidated Financial Statements and related Notes and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 20-F and the Supplemental Consolidated Financial Statements and related Notes included in the Company's Form 6-K for the month of March 1997. This analysis is not intended to serve as a basis for projections of future events.

Overview

     The Company develops, markets and licenses propriety technologies and systems aimed at making technology user-friendly for consumers. The Company's VCR Plus+(R) instant-programming system was introduced in 1990 and to date there have been more than 50 million VCR Plus+ systems sold worldwide. VCR Plus+ allows a user to record a television show simply by entering a number - the PlusCode(R) number - printed in television program guides. The PlusCode numbers are published in more than 1,500 newspapers and television guides worldwide, with a combined circulation of over 300 million. The VCR Plus+ system has been licensed to virtually every major television and VCR manufacturer and is available in over 30 countries.

     The Company introduced two new technologies this fiscal year, Index Plus+(TM), a video tape indexing system built into new VCRs which features an on-screen directory of video tape content by titles automatically captured from the broadcast; and TV Guide Plus+(TM), as subscription-free on-screen interactive television guide to be built into new televisions.

     On April 16, 1996, the Company raised approximately $8 million, net of expenses, through the issuance of 345,000 new shares as part of a public offering, which also included 2,645,000 shares of secondary stock.

     On December 12, 1996, the Company completed its acquisition of VideoGuide, Inc. (VideoGuide) by acquiring all of the outstanding capital stock of VideoGuide. The merger has been accounted for under the pooling of interests method, and accordingly, all historical financial information has been restated to include VideoGuide for all periods presented. VideoGuide developed and introduced the VideoGuide Information System, which includes both a consumer electronics product sold through retail stores and an information service that provides users with an interactive television program schedule.

  Quarterly operating results are affected by, among other matters, changes in the market acceptance of existing products sold by licensees incorporating the Company's propriety technologies. In addition, there can be no assurance that new products incorporating the Company's propriety technologies will be introduced by licensees or introduced in a timely manner, will achieve any significant degree of market acceptance or that any acceptance will be sustained for any significant period, or result in significant revenues or profits. The operating results for any quarter are not necessarily indicative of results for any future period.

Results of Operations

  Revenues for the third quarter increased 35% to $19.1 million, compared to $14.1 million for the same quarter last year. For the nine months ended December 31, 1996, revenues were $46.1 million compared to $36.4 million for the same period last year, an increase of 27%. The increase in revenues resulted primarily from the continued increase in the incorporation of the Company's VCR Plus+ system by manufacturers of VCRs and televisions worldwide. The contribution to revenues by VideoGuide's operations was not significant.

  Selling and marketing expenses for the third quarter were $7.0 million compared to $15.4 million for the same quarter last year, a decrease of 55%.
For the nine months ended December 31, 1996, selling and marketing expenses were $15.3 million compared to $24.6 million for the same period last year, a decrease of 38%. This decrease is attributable mainly to VideoGuide's marketing, promotional and product launch activities during the third quarter of last year.

  Research and development expenses for the third quarter were $2.7 million compared to $3.5 million for the same quarter last year, a decrease of 23%. For the nine months ended December 31, 1996, research and development expenses were $9.4 million compared to $10.6 million for the same period last year, a decrease of 11%. This decrease resulted primarily from the completion of certain stages in the development of the Index Plus+ and TV Guide Plus+ systems during this year.

  General and administrative expenses for the third quarter were $3.3 million compared to $3.1 million for the same quarter last year. For the nine months ended December 31, 1996, general and administrative expenses were $10.1 million compared to $9.4 million for the same period last year.

  During the third quarter of last year, VideoGuide recorded $19.5 million nonrecurring expense for inventory related losses.

Liquidity and Capital Resources

  Cash and cash equivalents and investments in marketable securities totaled $71.8 million at December 31, 1996 compared to cash and cash equivalents of $64.1 million at March 31, 1996. The increase was due primarily to the net proceeds from the Company's secondary offering in April 1996. The Company uses its working capital ($31.1 million at December 31, 1996) to finance ongoing operations and to fund the development, launch and expansion of new technologies and potential services. Net cash provided by operating activities was $2.6 million for the nine months ended December 31, 1996, as compared to net cash provided by operating activities of $8.8 million, for the nine months ended December 31, 1995. The decrease in cash provided by operating activities was primarily the result of the timing of payments offset by an increase in earnings. Net cash used in investing activities was $28.3 million which was primarily attributable to the purchase of marketable securities. The Company also used cash of $2.8 million for additions to equipment, intangible assets and other assets. Net cash provided by financing activities was $7.9 million, which was comprised of the net proceeds from the Company's Secondary offering of Ordinary Shares.

  Management believes the existing cash balances and cash generated from operations will be sufficient to meet the Company's liquidity and capital needs for the next twelve months.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

  The Company is currently a party in a consolidated lawsuit in which the adverse party is StarSight Telecast, Inc., a California Corporation ("StarSight"). In this case, StarSight Telecast, Inc. v. Gemstar Development Corporation and Michael R. Levine, filed October 15, 1993 in the Northern District of California (hereinafter "StarSight Litigation"), StarSight is seeking, among other relief, a determination that the VCR Plus+ handset's Cable Box Changer feature infringes a patent issued to StarSight. StarSight also seeks a determination that it has not infringed the Levine patent, that the patent is invalid and that the Company violated federal antitrust laws. As a result of a motion by the Company, the court dismissed the antitrust claim with prejudice. The Company has counterclaimed against StarSight for infringement of the Levine patent. In successive lawsuits coordinated with this case, the Company has also charged StarSight with infringement of additional patents and has sought injunctions restraining StarSight from infringing these patents. The Company is also seeking a declaration that certain of StarSight's patents are unenforceable and that StarSight's actions violate federal and state antitrust laws. StarSight filed a counterclaim seeking, among other things, determinations that its technologies do not infringe such additional patents and that such patents are invalid and unenforceable. See "Patent and Proprietary Information; Litigation" in Item 1.

  On December 23, 1996, the Company and StarSight entered into an Agreement and Plan of Merger (the "Merger Agreement"). In the Merger Agreement, the Company and StarSight agreed that all activity with respect to the pending litigation between them will be held in abeyance until the earlier of the termination of the Merger Agreement or the Effective Time of the Merger. Following the effective date of the Merger, the litigation between the Company and Starsight will be dismissed by all parties. If the Merger Agreement is terminated, the Company plans to vigorously pursue its claims against StarSight in order to protect and enhance the Company's intellectual property rights. The Company does not believe that the ultimate outcome of the lawsuit involving StarSight will have a material adverse effect on the financial condition or results of operations of the Company.

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

** Previously filed as part of Form 6-K of the Company filed on or about March 11, 1997, and incorporated herein by reference.

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