Form 10-K405
period 1997-03-31
GEMSTAR INTERNATIONAL GROUP LTD
filed 1998-02-10
CIK 923282

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 0-26878

                      GEMSTAR INTERNATIONAL GROUP LIMITED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       BRITISH VIRGIN ISLANDS                                     N/A
   (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)  I.R.S. EMPLOYER IDENTIFICATION NO.

      135 NORTH LOS ROBLES AVENUE, SUITE 800, PASADENA, CALIFORNIA 91101
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                (626) 792-5700
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Securities registered or to be registered pursuant to Section 12(b) of the
Act: NONE

  Securities registered or to be registered pursuant to Section 12(g) of the
Act:
                   ORDINARY SHARES, PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

  Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes [X]  No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 31, 1997, there were 31,273,253 of the Registrant's Ordinary Shares outstanding.

FORWARD-LOOKING STATEMENTS

  This Form 10-K contains, and incorporates by reference, certain forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended) that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include, but are not limited to, those discussed below in Item 1, "Business", as well as those discussed elsewhere in this Form 10-K and in the documents incorporated herein by reference. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Form 10-K.

                                    PART I

ITEM 1. BUSINESS.

OVERVIEW

  Gemstar International Group Limited (the "Company" or "Gemstar") develops, markets and licenses proprietary technologies and systems that simplify and enhance the viewing and recording of video and television programming. The Company's first proprietary system, VCR Plus+, was introduced in 1990. VCR Plus+ enables consumers to record a television program by simply entering a PlusCode Number (a proprietary one to eight digit number) into a VCR, television or handset equipped with the VCR Plus+ technology. PlusCode Numbers are printed in television program listings in over 1,500 newspapers and magazines worldwide, with a combined circulation of over 300 million. Gemstar believes that the large and growing installed base of VCR Plus+ represents an important platform from which to launch related technologies and services. The Company also has two new technologies, Index Plus+, a proprietary technology that simplifies the playback of videotapes, and Guide Plus+, an interactive electronic on-screen television guide. The Company's primary source of revenues to date has been license fees paid by manufacturers and publications for the licensing of the VCR Plus+ technology and the right to print the PlusCode Numbers, respectively.

  On December 23, 1996, the Company and StarSight Telecast, Inc., a California corporation ("StarSight"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which a wholly-owned subsidiary of the Company will merge with and into StarSight, whereby, among other things, StarSight will survive the merger and become a wholly-owned subsidiary of the Company (the "Merger"). If completed, the Merger will be accounted for as a pooling of interests. StarSight designs and markets an easy-to-use electronic program guide (the "StarSight EPG") for identifying, selecting and recording television programming. StarSight's customers subscribe to the StarSight EPG directly from StarSight, for use with StarSight-capable televisions, VCRs, TVCRs, satellite integrated receiver descramblers ("Satellite Receivers") and stand-alone StarSight receivers. A limited number of StarSight customers are able to subscribe to the StarSight EPG through service providers such as local cable operators or local telephone companies. In addition, StarSight licenses its intellectual property for non-StarSight-capable products which provide guide features based on StarSight's proprietary technology and patented inventions. StarSight was incorporated as InSight Technology Corp. under the laws of California in May 1986. In March 1989, StarSight changed its name to InSight Telecast, Inc. and in June 1993 to StarSight Telecast, Inc. See "Proposed Merger with StarSight" below for further information regarding the Merger.

  On December 12, 1996, VideoGuide, Inc., a Delaware corporation ("VideoGuide"), became a wholly-owned subsidiary of the Company (the "VideoGuide Merger") pursuant to the terms of an Agreement and Plan of Merger dated as of July 18, 1996, as amended by an Amendment No. 1 to Agreement and Plan of Merger dated as of October 24, 1996 (as amended, the "VideoGuide Merger Agreement"), by and among VideoGuide, the Company and G/V Acquisition Subsidiary, a wholly-owned subsidiary of the Company, and, solely with respect to Articles III, VII and IX of the VideoGuide Merger Agreement, certain former shareholders of VideoGuide. The VideoGuide Merger has been accounted for as a pooling of interests. VideoGuide pioneered a set top product featuring subscription-based, on-screen interactive television guide, news and sports services using data broadcast over a paging network. VideoGuide has engineering expertise in designing low-cost, high resolution and high performance on-screen displays and user interface.

  The Company continually evaluates media and consumer electronics applications where its existing industry relationships, proprietary technology and patent positions, and capability of worldwide implementation could provide opportunities for expansion.

PRODUCTS

  VCR PLUS+

  VCR Plus+ was introduced in 1990 to simplify the programming of VCRs for consumers. VCR Plus+ permits the user to record a program simply by entering a proprietary one to eight digit number, called a

PlusCode Number, via a handset into a VCR or television. PlusCode Numbers are generated through a patented process developed by the Company and are printed next to television program listings in participating newspapers and television program guides worldwide. Licensed manufacturers incorporate the Company's proprietary software, which decodes PlusCode Numbers, into the microprocessors of their VCRs or televisions (or in certain cases, remote control devices). Central to the VCR Plus+ system are the Company's proprietary PlusCode Numbers that encode in a compressed and encrypted form the essential elements of programming information: date, time, channel and length of the desired program. When the user enters a PlusCode Number, the VCR Plus+ system causes the VCR to turn on, record at the appropriate time and on the appropriate channel, and shut off.

  The VCR Plus+ technology has been widely accepted by virtually every major VCR and television manufacturer, each of which pays the Company a license fee based on the number of units shipped incorporating the technology. Magnavox, Hitachi and Sony have committed to incorporate the VCR Plus+ feature in substantially all of their VCR models shipped in North America beginning in mid to late 1996. Zenith began to offer the VCR Plus+ feature in certain television models beginning in late 1996.

  The Company continues to develop and introduce additional VCR Plus+ features that manufacturers can choose to license to enhance the functionality of VCR Plus+. Manufacturers are required to pay an additional license fee for each unit incorporating an enhanced feature. These features include CallSet and V-Set, systems which automate the set up for VCR Plus+, V-chip Plus+, which augments the V-chip system that has recently been mandated by the Telecommunications Act of 1996, and Cable Box Changer, which automatically changes the channel on a cable box to the appropriate channel for recording. The Cable Box Changer feature is the subject of a lawsuit between StarSight and the Company. See Item 3, "Legal Proceedings."

 Licensing and Publishing Agreements

  License agreements with manufacturers have terms which typically range from three to seven years and require per unit royalty payments. Some agreements require an additional one-time payment. These agreements do not require the manufacturer to incorporate the VCR Plus+ feature into a specific number of VCR units and may be terminated by the manufacturer without substantial financial penalty. Certain of these agreements, however, require a minimum royalty payment each year for the duration of the agreement in order to continue licensing the technology.

  The Company's agreements with newspapers and magazines that publish PlusCode Numbers have terms ranging from one to seven years and provide for modest license fees to the Company; agreements with certain publications require the publications to provide substantial promotion of the VCR Plus+ system. There can be no assurance that any of the Company's agreements with newspapers and magazines will be renewed, or, if renewed, will be on terms favorable to the Company. The Company has entered into an agency agreement with United Feature Syndicate, Inc. to handle the licensing of PlusCode Numbers to newspapers in the U.S. and other countries and to maintain certain ongoing relationships with existing publishers.

  INDEX PLUS+

  The Index Plus+ system is a proprietary technology that simplifies the playback and management of videotapes for consumers by automating the recording, indexing and accessing of programs and program titles. The Index Plus+ system automatically captures titles of programs as consumers record from television broadcasts. The titles of the recorded programs are then stored in a directory which can be displayed on-screen. In order to play back an Index Plus+ recorded videotape, the user selects a program from the on-screen directory, and the Index Plus+ VCR will rewind or fast forward to the start of the program and play. The Index Plus+ system also creates a library containing the directory of each Index Plus+ recorded videotape. The Index Plus+ system enables the user to search the library either by tape number or program title in order to quickly view on-screen the directory of a specific tape or the number of the tape containing a desired program. Pre-recorded tapes also can be encoded to allow consumers to quickly view on-screen a directory of programs or segments contained on the pre-recorded tape when the tape is inserted into an Index Plus+ VCR. The Index Plus+ system also automatically sets and updates the VCR's clock and provides information to the users as to whether the tape inserted has enough space to record programs which the VCR has been programmed to record.

 Program Information

  The Index Plus+ system uses the vertical blanking interval ("VBI") to transmit textual information to VCRs incorporating the Index Plus+ system. The VBI is the unused air time between television picture frames. Television images are made by an electron gun behind the screen that moves a beam of electrons rapidly back and forth from the top to the bottom of the screen. When the beam reaches the bottom it is shut off and returns to the top of the screen to begin again. During the VBI, or the time when the electronic beam is shut off and returns to the top of the screen, the air time can be used by broadcasters to send other information to the television, such as closed captions. The Index Plus+ system accesses the VBI and automatically captures the titles of recorded programs for inclusion in the directory and library when such titles are inserted into the VBI by broadcasters.

  The Company has entered into an agreement to purchase programming information in electronic form from Tribune Media Service, Inc., a subsidiary of the Tribune Company and a leading supplier of television program information, for the Index Plus+ and Guide Plus+ systems. Index Plus+ utilizes the VCR Plus+ system for program identification, data encryption and data compression. After the program information is reformatted, it is broadcast under agreements with local television stations, cable broadcasters and national television networks (the "Gemstar Data Delivery System"). The Gemstar Data Delivery System presently includes over 375 local television stations, three national cable networks (WGN Superstation, The Family Channel and A&E), the ABC Television Network, Fox Broadcasting Co. ("Fox"), CBS, Inc. ("CBS") and United Paramount Network ("UPN") which combine to cover 98% of all U.S. television households with multiple redundancy in most areas. These television stations and cable companies broadcast the information through the VBI, both over the air and through local cable television operators, to their viewers.

  In each of its agreements with broadcasters, the Company has agreed to supply without charge the equipment required to insert data into the VBI. In order to ensure the availability and quality of such equipment to its broadcasters, in 1993 the Company acquired a majority ownership interest in NORPAK Corporation ("NORPAK"), a Canadian based company and leading manufacturer of broadcast data insertion equipment. NORPAK presently supplies major broadcasters such as the ABC, CBS and Turner Broadcasting Systems.

  Local cable operators have the technological capability to remove VBI data transmitted through their systems. Although the Company expects the cable operators to pass through the program data (since it is a free service to their subscribers who have purchased Index Plus+--enabled VCRs), there can be no assurance that cable operators will do so. If the program data is removed from the VBI by a cable operator, it would make it less convenient or even impossible for its subscribers to receive the program data, hence limiting the functionality and reducing the attractiveness of the Index Plus+ system.

  In addition, digital broadcast satellite technology broadcasts information in a digital form and does not involve a VBI. If digital broadcast satellite technology increases in popularity as a method of communicating program information, the Company's Index Plus+ system would have to be modified to permit it to receive program data in digital form. There can be no assurances, however, that Index Plus+ could be modified in a commercially acceptable manner.

 Licensing Agreements

  The Company has developed its Index Plus+ system in cooperation with Hitachi, JVC and Matsushita, with whom the Company has cross-licensing arrangements. The Company also has licensed Index Plus+ to LG Electronics, Mitsubishi, Orion, Philips, Sanyo, Sharp, Sony, Thomson, and Zenith. There can be no assurances, however, that any other television or VCR manufacturers will license the Index Plus+ system. As a result of lower licensing revenues resulting from cross-licenses and the time lag between the licensing of the technology and the receipt of licensing revenues, licensing revenues from Index Plus+ are not expected to be a significant portion of the Company's overall revenues during the next three years.

  Licensed manufacturers incorporate Index Plus+ into their VCRs through microprocessors that have been programmed with the Company's proprietary software. License agreements with manufacturers have terms that typically range from three to seven years and require a per unit royalty payment. Some agreements require an additional one-time payment. These agreements do not require the manufacturer to incorporate the Index Plus+ feature into a specific number of VCR units. However, some of these agreements require a minimum royalty payment each year for the duration of the agreement.

  In order to obtain access to VBI lines for the Gemstar Data Delivery System, the Company has entered into lease agreements with approximately 40 broadcasting companies that give the Company access to approximately 80 local television stations and several national cable networks. The lease agreements typically have a term of three years and require the Company to pay an annual rental fee based upon the number of stations covered by the agreement. In addition, the Company has obtained access to VBI lines under license agreements which require the Company to provide data insertion equipment to ABC, Fox, CBS and UPN networks in exchange for the participation of their network-owned and operated stations and network-affiliated stations in the carrying of Index Plus+ and Guide Plus+ data.

  GUIDE PLUS+

  Guide Plus+ is an interactive, electronic on-screen television guide designed to simplify consumer access to broadcast and cable programming schedules without interrupting viewing of the program currently being aired. The Guide Plus+ on-screen television guide can be accessed by viewers free of charge through color-coded function keys incorporated into a manufacturer's remote control. Guide Plus+ users are initially presented with the SURF guide, a screen which provides information on all programs currently being aired. The design of the SURF screen includes not only channel listings and textual descriptions of each program, but also picture-in-guide technology that allows a user to view the actual program with its textual description. Using the channel up/down key on a remote control, a viewer can move a highlight cursor to review any program currently being aired. As each channel is highlighted, the picture window will be tuned to that channel and the textual description will change accordingly to correspond to the window. An additional remote control function key allows the user to view additional textual data, if available.

  Other features of Guide Plus+ include the NEXT guide, which provides programming information for a specific channel. Using the channel up/down key, the viewer can scan information on programs scheduled within a 24-hour to 48-hour time period. The SCAN guide, another Guide Plus+ feature, provides descriptions of programs scheduled to be aired at a specific future time on all channels. The SORT feature allows the user to select a category, such as sports, movies or specials, and view a list of all programs within that category. When using the NEXT, SCAN and SORT features, the original program which was being watched by the user prior to accessing Guide Plus+ remains visible without interruption using picture-in-guide technology. This picture-in-guide feature is designed to appeal not only to consumers, but also to broadcasters and advertisers who desire uninterrupted consumer viewing of both programming and advertising content. While using any of the foregoing Guide Plus+ features, the user can record a program at any time by selecting it and choosing once, daily or weekly recording options.

  The Company believes that Guide Plus+ has a number of unique features that distinguish it from other existing or announced interactive guides. First, Guide Plus+ integrates the television picture into the guide screen using picture-in-guide technology so that television viewing is not interrupted. Second, Guide Plus+ will provide broadcasters with a continuous updating capability so that program descriptions and related information can be kept current. Third, Guide Plus+ adopts a user-friendly TV-like operation, using the channel up/down keys and color-coded remote control function keys for selection rather than using a more cumbersome computer-like grid design. Fourth, the cost effective design of Guide Plus+ facilitates its incorporation into popularly priced television and VCR models with large sales volumes. Finally, Guide Plus+ will not require consumers to pay any connection or subscription fee for an on-screen guide. In November 1995, the Company entered into an agreement with News Corp., publisher of TV Guide, to market and promote the Guide Plus+ feature in the U.S. under the name TV Guide Plus+ using the familiar TV Guide logo. The Company intends to leverage the TV Guide brand name to market its TV Guide Plus+ features. In addition, the Company intends to offer to viewers of TV Guide Plus+ value-added features based on the information found in the TV Guide print magazine.

 Program Information

  As with Index Plus+, Guide Plus+ program information will be transmitted in the VBI through the Gemstar Data Delivery System. Guide Plus+ utilizes the VCR Plus+ system for program identification, data encryption and data compression. As with Index Plus+, local cable operators will have the technological capability to remove any VBI data transmitted through their systems. In addition, increased demand by consumers for direct broadcast satellite technology, which does not involve a VBI, would require the Guide Plus+ system to be modified to allow receipt of program data in digital form, and there can be no assurances that Guide Plus+ could be so modified in a commercially acceptable manner. See "Index Plus+--Program Information" in Item 1.

 Licensing Relationships

  For Guide Plus+, the Company intends to pursue a licensing strategy similar to VCR Plus+ with license fees based on units shipped that incorporate the Guide Plus+ technology. The Company has entered into license agreements relating to the Guide Plus+ technology with Hitachi, JVC, Thomson, Matsushita, Mitsubishi, Philips, Sanyo, Sharp, Sony and Zenith. The license agreements have terms which range from three to seven years and require a per unit royalty payment. Some agreements require an additional one-time payment. These agreements do not require the manufacturer to incorporate the Guide Plus+ feature into a specific number of televisions. Some of the agreements, however, require a minimum royalty payment each year for the duration of the agreement. In late 1996, Philips began including the TV Guide Plus+ system in certain of its televisions sold in the United States under the Magnavox brand. Further, in late 1996, JVC began including the TV Guide Plus+ system in certain of its televisions sold in the U.S. and Canada.

RELATED APPLICATIONS AND SERVICES

  The Company is seeking to extend its technologies into new markets and introduce new applications that build on the Company's VCR Plus+ installed base, technologies, brand name recognition, and relationships with publishers, broadcasters and manufacturers. For example, the Company's iPlus+ service draws on the strengths of the Company's established VCR Plus+ system and worldwide customer base. iPlus+ is a unique interactive advertising service that utilizes the VCR Plus+ system to assign PlusCode Numbers to advertisers and sponsors to deliver long-form information videos ("information videos"). Advertisers use a broad-reach advertisement through television, newspaper or other media as a "lead" in which a PlusCode Number is made available. An interested consumer enters this PlusCode Number and an information video containing additional information on the product or service is automatically recorded when aired and is ready for viewing as early as the next day. The information videos are expected to be recorded by the user's VCR within 24 hours of the PlusCode Number entry. The information videos are expected to be aired late at night to take advantage of lower programming rates. In exchange for providing PlusCode Numbers for the information videos, the Company intends to charge a license fee that captures a percentage of the cost of the advertising campaign.

  In 1994, the Company entered into a five-year joint-marketing agreement with CBS to offer SpotPlus, an iPlus+ package for linking prime-time advertising spots on CBS with long-form video brochures aired at off-peak hours using PlusCode Numbers. Under the terms of the non-exclusive arrangement, CBS will provide non-preemptable time blocks in all of its owned-and-operated stations (including New York, Los Angeles and Chicago) to advertisers for linking with prime-time commercials. CBS also has agreed to actively market the iPlus+ concept. The Company has agreed to share a portion of its licensing revenues generated by SpotPlus with CBS. As part of its effort to market and promote the iPlus+ concept, the Company has provided promotional and publicity support to the iPlus+ campaigns. To date, the Company has not derived significant revenues from iPlus+.

  In addition to iPlus+, the Company believes its technologies may enable it to create additional value added services for broadcasters and consumers. For example, the Company has created Instant Info, a service that builds on Index Plus+ and Guide Plus+ technologies and the Gemstar Data Delivery System to enable broadcasters or advertisers to transmit in encrypted form selected textual data on VBI lines. Through Instant Info, consumers can view on-screen textual information related to a program or commercial. Such information may include, for example, statistics for a baseball game, stock quotations for a financial program, or the recipes used in a cooking show. Advertisers also will be able to utilize the feature to provide product and service purchase information, telephone numbers, retailer addresses or other textual information.

  In addition to extending its technologies into new markets and introducing new applications, from time to time, the Company evaluates business opportunities and potential strategic relationships.

PROPOSED MERGER WITH STARSIGHT

  On December 23, 1996, the Company and StarSight entered into the Merger Agreement which provides for the Company's acquisition of StarSight. Subject to the satisfaction of certain conditions, the Merger is expected to close in May 1997. The Merger becomes effective upon the filing of a merger agreement and any other required documentation with the California Secretary of State (the "Effective Time"). The Merger Agreement provides that consummation of the Merger is subject to, among other things, (i) approval of the Merger Agreement by StarSight's shareholders, (ii) approval of the issuance of the Company's Ordinary Shares, $0.01 par value ("Ordinary Shares") in connection with the Merger by the holders of the Company's Ordinary Shares, (iii) certain government regulatory approvals, (iv) the filing and effectiveness of a registration statement for the Company's Ordinary Shares to be issued in the Merger with the Securities and Exchange Commission (the "Commission"), and (v) the satisfaction or waiver of certain other customary conditions to closing of the Merger. All applicable waiting periods regarding the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), have expired.

  The Merger Agreement provides that in connection with the Merger, (i) each share of StarSight's Common Stock issued and outstanding as of the time the Merger becomes effective, which will occur upon the filing of a Merger Agreement and any other required documentation with the California Secretary of State (the "Effective Time"), will be converted into 0.6062 shares (the "Exchange Ratio") of Ordinary Shares; (ii) each stock option to purchase shares of the StarSight's Common Stock (the "StarSight Stock Options") outstanding immediately prior to the Effective Time under StarSight's 1989 Stock Incentive Program (the "StarSight Stock Option Plan") which has not been exercised in accordance with its terms, will be assumed by Gemstar such that each Stock Option will be deemed to constitute an option to acquire, on substantially the same terms and conditions as were applicable under such StarSight Stock Option, the number, rounded down to the nearest whole integer, of full shares of Gemstar Ordinary Shares the holder of such StarSight Stock Option would have been entitled to receive pursuant to the Merger had such holder exercised such StarSight Stock Option in full, including as to unvested shares, immediately prior to the Effective Time, at a price per share equal to
(y) the exercise price per share for the shares of StarSight Common Stock otherwise purchasable pursuant to such StarSight Stock Option divided by (z) the Exchange Ratio, with such exercise price per share rounded up to the nearest whole cent; and (iii) each stock purchase warrant issued by StarSight to purchase shares of StarSight Common Stock (collectively, the "StarSight Warrants"), will in accordance with its terms, be adjusted (an "Adjusted Warrant") to become exercisable for, or exchangeable for a new warrant (on substantially the same terms) that would be exercisable for, the number of shares of Gemstar Ordinary Shares equal to the Warrant Conversion Number (as defined below). The exercise price of any Adjusted Warrant (the "Adjusted Exercise Price") will be an amount equal to the exercise price of the Warrant related to such Adjusted Warrant as of the date of the Merger Agreement divided by the Exchange Ratio. The "Warrant Conversion Number" for any Adjusted Warrant will be equal to the number of shares purchasable pursuant to the StarSight Warrant related to such Adjusted Warrant as of the date of the Merger agreement multiplied by the Exchange Ratio. See Note 11 to Notes to Consolidated Financial Statements.

 Related Agreements

  Company Option Agreement. Concurrently with the execution of the Merger Agreement, StarSight and the Company entered into a Company Option Agreement, dated as of December 23, 1996 (the "Company Option

Agreement"), pursuant to which StarSight granted Gemstar an irrevocable option to purchase up to 5,276,034 shares of StarSight Common Stock at a purchase price of $10.46 per share (the "Company Stock Option"). The Company Stock Option is exercisable, in whole or in part, at any time and from time to time following the occurrence of a Company Purchase Event (as defined below) and prior to termination of the Company Option Agreement. A "Company Purchase Event" means any termination of the Merger Agreement pursuant to
Section 7.1(h), (j) or (l) thereof. The Company Stock Option will terminate and be of no further force and effect upon the earliest to occur of (i) the consummation of the transactions contemplated by the Merger Agreement, (ii) the later to occur of (a) June 23, 1998, (b) the closing date of any Company Takeover Proposal (as such term is defined below) plus 30 days, or (iii) the payment by StarSight and the receipt by Gemstar of a termination fee equal to $15 million (the "Company Termination Fee"); provided, however, that the repurchase and registration rights provisions described below shall terminate in accordance with their respective terms and not when the Company Stock Option terminates. A "Company Takeover Proposal" means any proposal (whether or not in writing and whether or not delivered to StarSight's shareholders generally) regarding (i) a merger, consolidation, purchase of assets (other than purchases of assets or inventory in the ordinary course of business), tender offer, share exchange or other business combination or similar transaction involving StarSight or any of its subsidiaries, (ii) any proposal or offer to acquire in any manner, directly or indirectly, any equity interest in or any voting securities of StarSight or any of its subsidiaries which constitutes 10% or more of the total of such equity interests or voting securities, or a substantial portion of the assets of StarSight or any of its subsidiaries, (iii) the acquisition by any person of beneficial ownership or a right to acquire beneficial ownership of, or the formation of any "group" (as defined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) which beneficially owns, or has the right to acquire beneficial ownership of 10% or more of the then outstanding shares of StarSight's capital stock, or (iv) any public announcement of a proposal, plan or intention to do any of the foregoing or any agreement to engage in any of the foregoing.

  Upon any Company Purchase Event, or upon the failure of any of the StarSight Significant Shareholders to vote in favor of the Merger at a duly held meeting of StarSight's shareholders or at any adjournment or postponement thereof and, in connection with such vote, the Merger is not approved by the shareholders of StarSight, Gemstar, in lieu of exercising the Company Stock Option, may elect to receive the Company Termination Fee in accordance with the terms of the Merger Agreement.

  If a Company Purchase Event occurs, upon five business days' prior written notice (the "Company Put Notice") to StarSight, Sub will have the right to cause StarSight (or any successor in interest to StarSight by merger, sale of all or substantially all of the assets, or otherwise) to pay, (and StarSight and any such successor, jointly and severally, will be obligated to pay) an aggregate cancellation price (the "Company Cancellation Price") to Sub in consideration for the cancellation of the Company Stock Option. The Company Cancellation Price shall be equal to the product of (x) the number of shares of StarSight Common Stock for which the Company Stock Option remains exercisable multiplied by (y) the excess of (i) the average per share closing price of shares of StarSight Common Stock as quoted on The Nasdaq National Market (or if not then quoted thereon, on such other quotation system or exchange on which the StarSight Common Stock is quoted) for the period of five trading days ending on the trading day immediately prior to the occurrence of the Company Put Notice over (ii) $10.46.

  Subject to certain conditions, if requested by Gemstar at any time and from time to time within three years of the first exercise of the Company Stock Option, StarSight shall use its reasonable best efforts to prepare and file up to two registration statements under the Securities Act if such registration is necessary to permit the sale or other disposition of any or all shares of StarSight Common Stock or other securities that have been acquired by or are issuable to Gemstar upon exercise of the Company Stock Option. In addition, subject to certain conditions, in the event that during such three year period StarSight effects a registration under the Securities Act of any StarSight Common Stock for its own account or for any other shareholders of StarSight (other than on Form S-4 or Form S-8, or any successor form thereto), StarSight shall allow Gemstar to participate in such registration; provided, that Gemstar's participation in such a registration statement shall not satisfy the obligation of StarSight to effect the two registration statements at Gemstar's request as set forth above.

  Parent Option Agreement. Concurrently with the execution of the Merger Agreement, StarSight and Gemstar entered into a Parent Option Agreement, dated as of December 23, 1996 (the "Parent Option Agreement," together with the Company Option Agreement, the "Stock Option Agreements"), pursuant to which Gemstar granted StarSight an irrevocable option to purchase up to 6,341,824 shares of Gemstar Ordinary Shares at a purchase price of $17.25 per share (the "Parent Stock Option"). The Parent Stock Option is exercisable, in whole or in part, at any time and from time to time following the occurrence of a Purchase Event (as defined below) and prior to termination of the Parent Option Agreement. A "Purchase Event" means any termination of the Merger Agreement pursuant to Section 7.1(i), (k) or (m) thereof. The Parent Stock Option will terminate and be of no further force and effect upon the earliest to occur of
(i) the consummation of the transactions contemplated by the Merger Agreement,
(ii) the later to occur of (a) June 23, 1998, (b) the closing date of any Parent Takeover Proposal (as such term is defined below) plus 30 days, or
(iii) the payment by Gemstar and the receipt by StarSight of a termination fee equal to $15 million (the "Parent Termination Fee"); provided, however, that the repurchase and registration rights provisions described below shall terminate in accordance with their respective terms and not when the Parent Stock Option terminates. A "Parent Takeover Proposal" means any proposal (whether or not in writing and whether or not delivered to Gemstar's shareholders generally) regarding (i) a merger, consolidation, purchase of assets (other than purchases of assets or inventory in the ordinary course of business), tender offer, share exchange or other business combination or similar transaction involving Gemstar or any of its subsidiaries, (ii) any proposal or offer to acquire in any manner, directly or indirectly, any equity interest in or any voting securities of Gemstar or any of its subsidiaries which constitutes 10% or more of the total of such equity interests or voting securities, or a substantial portion of the assets of Gemstar or any of its subsidiaries, (iii) the acquisition by any person of beneficial ownership or a right to acquire beneficial ownership of, or the formation of any "group" (as defined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) which beneficially owns, or has the right to acquire beneficial ownership of 10% or more of the then outstanding shares of Gemstar's capital stock, or (iv) any public announcement of a proposal, plan or intention to do any of the foregoing or any agreement to engage in any of the foregoing.

  Upon any termination of the Merger Agreement pursuant to Section 7.1(i), (k) or (m) thereof, or upon the failure of any of the Gemstar Significant Shareholders to vote in favor of the Merger at a duly held meeting of Gemstar's shareholders or at any adjournment or postponement thereof and, in connection with such vote, the Merger is not approved by the shareholders of Gemstar, StarSight, in lieu of exercising the Parent Stock Option, may elect to receive the Parent Termination Fee in accordance with the terms of the Merger Agreement.

  If a Purchase Event occurs, upon five business days' prior written notice (the "Parent Put Notice") to Gemstar, StarSight will have the right to cause Gemstar (or any successor in interest to Gemstar by merger, sale of all or substantially all of the assets, or otherwise) to pay (and Gemstar and such successor, jointly and severally, will be obligated to pay) an aggregate cancellation price (the "Parent Cancellation Price") to StarSight in consideration for the cancellation of the Parent Stock Option. The Parent Cancellation Price shall be equal to the product of (x) the number of shares of Gemstar Ordinary Shares as to which the Parent Stock Option remains exercisable multiplied by (y) the excess of (i) the average per share closing price of shares of Gemstar Ordinary Shares as quoted on The Nasdaq National Market for the period of five trading days ending on the trading day immediately prior to the occurrence of the Parent Put Notice over (ii) $17.25.

  Subject to certain conditions, if requested by StarSight at any time and from time to time within three years of the first exercise if the Parent Stock Option, Gemstar shall use reasonable best efforts to prepare and file up to two registration statements under the Securities Act if such registration is necessary to permit the sale or other disposition of any or all shares of Gemstar Ordinary Shares or other securities that have been acquired by or are issuable to StarSight upon exercise of the Parent Stock Option. In addition, subject to certain conditions, in the event that during such three year period Gemstar effects a registration under the Securities Act of any Gemstar Ordinary Shares for its own account or for any other shareholders of Gemstar (other than on Form S-4 or Form S-8, or any successor form), Gemstar shall allow StarSight to participate in such registration; provided, that StarSight's participation in such a registration statement shall not satisfy the obligation of Gemstar to effect the two registration statements at StarSight's request as set forth above.

 Representations, Warranties and Covenants

  Under the Merger Agreement, StarSight and the Company made a number of representations regarding their respective capital structures, operations, financial condition and other matters. Each party agreed as to itself and its subsidiaries that, until consummation of the Merger or the earlier termination of the Merger Agreement, it will, among other things, maintain its business, conduct its operations in the ordinary course, provide the other with reasonable access to its financial, operating and other information, and use all reasonable efforts to consummate the Merger.

 Conditions to the Merger

  The Merger Agreement provides that the obligations of the Company and StarSight to consummate the Merger will be subject to the satisfaction of a number of conditions, including (i) the approval of the issuance of Gemstar Ordinary Shares as contemplated by the Merger Agreement by the Company's shareholders and the approval of the Merger Agreement and the transactions contemplated thereby by the StarSight shareholders; (ii) the approval for listing on The Nasdaq National Market of the shares of Gemstar Ordinary Shares issuable to StarSight's shareholders and option and warrant holders pursuant to the Merger Agreement; (iii) the absence of any litigation or proceedings brought by a governmental entity which seeks to enjoin or prohibit the consummation of the Merger; (iv) the declaration by the Commission that the Form F-4 is effective; (v) the absence of any stop orders or proceedings initiated or threatened by the Commission for that purpose with respect to the Form F-4; (vi) the expiration of the applicable waiting period under the HSR Act; and (vii) the receipt of all authorizations, permits, consents, waivers, orders or approvals that may be required by regulatory authorities.

  Each party's obligations under the Merger Agreement will also be conditioned upon the accuracy in every material respect of the representations and warranties made by the other party, and upon the other party's performance or compliance in all material respects with all agreements and covenants required by the Merger Agreement. Each party's obligations are further conditioned upon
(i) each of Gemstar and StarSight receiving an opinion letter from their respective counsel to the effect that the Merger will be treated for federal income tax purposes as a reorganization qualifying under the provisions of
Section 368(a) of the Code; and (ii) each of Gemstar and StarSight receiving an opinion letter from their respective accounting firms, in form and substance reasonably acceptable to Gemstar and StarSight, regarding the appropriateness of "pooling of interests" accounting treatment under generally accepted accounting principles.

  Gemstar's obligation to consummate the Merger is further conditioned upon StarSight obtaining the consent or approval of each person whose consent or approval will be required in connection with the Merger under all loan or credit agreements, notes, mortgages, indentures, leases, or other agreements or instruments to which it or any of its subsidiaries is a party, except those for consents and approvals which, if not obtained, would not have a material adverse effect on StarSight or Gemstar after the Effective Time. In addition, no event shall have occurred which had a material adverse effect on StarSight, provided however, that the following will not be deemed to have a material adverse effect on StarSight: (A) changes in the prices of StarSight Common Stock traded on The Nasdaq National Market; (B) developments in the litigation between Gemstar and StarSight; and (C) the failure of StarSight to execute a definitive settlement agreement with Scientific Atlanta, Inc. regarding
(i) the receipt by StarSight of an outstanding arbitration award, (ii) settlement of pending litigation between StarSight and Scientific-Atlanta, Inc., (iii) the terms of a multi-year license of StarSight's technology to Scientific Atlanta, Inc., and (iv) other related matters.

  StarSight's obligation to consummate the Merger is further conditioned upon Gemstar obtaining the consent or approval of each person whose consent or approval will be required in connection with the Merger under all loan and credit agreements, notes, mortgages, indentures, leases or other agreements or instruments to which it or any of its subsidiaries is a party, except for consents and approvals whose failure to obtain would not have a material adverse effect on StarSight or Gemstar after the Effective Time, and there not having occurred, from and including the date of the Merger Agreement, any event which has had a material adverse effect on Gemstar and its subsidiaries taken as a whole; provided, however, that neither (i) changes or fluctuations in the price of Gemstar Ordinary Shares on The Nasdaq National Market (the "Nasdaq Stock Market"), nor (ii) developments in pending litigation between Gemstar and StarSight will be deemed to have such a material adverse effect.

 Regulatory Approvals

  Under the HSR Act, and the rules promulgated thereunder by the Federal Trade Commission (the "FTC"), the Merger could not be consummated until notifications were given and certain information was furnished to the FTC and the Antitrust Division of the Department of Justice (the "Antitrust Division") and specific waiting period requirements were satisfied. All applicable waiting periods under the HSR Act regarding the Merger have expired.

 Termination

  The Merger Agreement may be terminated by the mutual written agreement of the parties. The Merger Agreement may also be terminated by either party if
(i) any governmental entity enjoins or prohibits consummation of the Merger;
(ii) the Merger has not occurred by June 30, 1997, provided that if the Merger shall not have been consummated due to the waiting period under the HSR Act not having expired, or due to an action having been instituted by the Antitrust Division or FTC challenging or seeking to enjoin the consummation of the Merger, then such date shall be extended to August 31, 1997; (iii) any requisite shareholder approval is not obtained; (iv) the other party breaches any representation, warranty, covenant or other agreement set forth in the Merger Agreement; (v) prior to the consummation of the Merger, StarSight accepts or recommends to its shareholders a Company Superior Proposal, as that term is defined in Section 4.2 (b) of the Merger Agreement; or (vi) prior to the consummation of the Merger, Gemstar accepts or recommends to its shareholders a Parent Superior Proposal, as that term is defined in Section 4.3(b) of the Merger Agreement. The Merger Agreement may be terminated by Gemstar if StarSight's Board fails to recommend, withdraws or modifies adversely its recommendation of the Merger or StarSight fails to comply with its obligations under Section 5.1 of the Merger Agreement following a Company Takeover Proposal, as that term is defined in Section 4.2(a) of the Merger Agreement. The Merger Agreement may be terminated by StarSight if the Gemstar Board fails to recommend or withdraws or modifies adversely its recommendation of the Merger or Gemstar fails to comply with its obligations under Section
5.1 of the Merger Agreement following a Parent Takeover Proposal, as that term is defined in Section 4.3 (a) of the Merger Agreement.

 Amendment

  The Merger Agreement may be amended prior to the Effective Time by the parties at any time before or after approval by Starsight's shareholders, except that, after such approval, no amendment may be made that by law requires the further approval of the shareholders of the Company or StarSight. The Merger Agreement may not be amended except by an instrument in writing signed on behalf of StarSight and the Company.

RESEARCH AND DEVELOPMENT

  The market for VCR- and television-related services and products is subject to rapid and significant changes in technology and frequent new service and product introductions. The Company believes that its future success will depend on its ability to enhance its existing technologies and to introduce new technologies on a competitive basis. Accordingly, the Company will continue to engage in significant research and development activities. There can be no assurance, however, that the Company will successfully complete the development of any future technology or that such technology will be compatible with, accepted by or incorporated in the technology or products of third parties. Any significant delay or failure to develop new or enhanced technology could have a material adverse effect on the Company's business, financial condition and results of operations.

THE REORGANIZATION

  The Company was organized in April 1992 as a British Virgin Islands corporation. Initially, the Company engaged in the sale and distribution of handsets incorporating the VCR Plus+ technology, which allowed consumers to use VCR Plus+ with their existing VCRs. Later, the Company began licensing the VCR Plus+ technology to manufacturers for incorporation into their VCRs and televisions. From fiscal 1992 to fiscal 1995, the Company conducted both VCR Plus+ handset manufacturing and distribution operations (the "Handset Business") and licensing operations through its various subsidiaries, which were organized under the jurisdictions of several different countries. In early fiscal 1995, the Company elected to discontinue its Handset Business and to limit its operations solely to licensing activities. In connection with this decision, the Company transferred all of its Handset Business to Gemstar Manufacturing Holding Limited ("Holdings"), its then wholly-owned subsidiary, and distributed the shares of Holdings to the Company's shareholders (the "Spin-Off"). See "Products-VCR Plus+" in Item 1 and Item 13, "Certain Relationships and Related Transactions."

  Historically, the Company's licensing operations in the U.S. were conducted through Gemstar Development Corporation ("GDC"), the shareholders of which were the same as the Company's shareholders, and the Company operated internationally through its various subsidiaries incorporated outside of the U.S. In June 1995, the Company consolidated its domestic and international licensing operations by exchanging 3,518,501 Ordinary Shares of the Company for all of the outstanding stock of GDC (the "GDC Exchange"). As a result of the GDC Exchange, GDC became a wholly-owned subsidiary of the Company. See
Item 13, "Certain Relationships and Related Transactions."

  In August 1995, the Company also effected an exchange (the "E Guide Exchange") of 3,511,494 Ordinary Shares for all of the outstanding stock of E Guide, Inc. ("E Guide"). E Guide owns certain intellectual property rights connected with the Company's Guide Plus+ technology, as well as other rights associated with the Company's Guide Plus+ and Index Plus+ technologies. The Company acquired such rights by effecting the E Guide Exchange. In connection with the E Guide Exchange, the E Guide shareholders were granted registration rights by the Company with respect to the Ordinary Shares received by them in the E Guide Exchange. The Spin-Off, the GDC Exchange and the E Guide Exchange are collectively referred to as the "Reorganization." See Item 13, "Certain Relationships and Related Transactions."

  Subsequent to fiscal 1995, the Company's Board of Directors approved a one-for-two reverse stock split of all of the Company's outstanding Ordinary Shares. The one-for-two reverse stock split was effected in September 1995 under British Virgin Islands law through a pro rata redemption, for no value, of one-half of all outstanding Ordinary Shares.

                      CERTAIN FACTORS AFFECTING BUSINESS,
                   OPERATING RESULTS AND FINANCIAL CONDITION

  This Annual Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below. Such factors, together with the other information in this Annual Report, should be considered carefully in evaluating an investment in the Ordinary Shares.

SEASONALITY AND VARIABILITY OF RESULTS

  The Company experiences variability in its revenues and operating results on a quarterly basis as a result of many factors. Most importantly, as manufacturers have incorporated VCR Plus+ technology into an increasing number of models, the Company's license revenues have displayed a seasonality typical of those of consumer electronics products manufacturers. Shipments by manufacturers of VCRs and televisions in general, and therefore VCRs and televisions incorporating the VCR Plus+ technology, tend to be higher in the third and fourth calendar quarters, or the Company's second and third fiscal quarters. However, because the Company generally receives license revenues within 90 days after the end of the quarter in which the VCR or television incorporating its technology is shipped, licensing revenues are typically higher during the Company's third and fourth quarters. In addition, manufacturers' shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. As a result, the Company may experience variability in its quarterly license revenues affecting period to period comparability and performance. The Company's license revenues are also affected by the volume of shipments by manufacturers. The Company's license agreements provide for volume discounts based on the shipment volume in each calendar year by a given manufacturer, which can lower the average per unit license fee for a manufacturer over the course of a year. The Company has experienced declining average per unit VCR Plus+ license fees and expects this trend to continue. The Company anticipates that its revenues and operating results will also be affected by the timing of market introductions and market acceptance of new systems such as Index Plus+ and Guide Plus+. There can be no assurance that Index Plus+, Guide Plus+ or other future systems developed by the Company will ever result in significant revenues or profits. Further, if these new systems achieve market acceptance, the timing of manufacturers' implementation and shipments is uncertain and may result in greater variability of the Company's quarterly and annual operating results.

  Another factor contributing to the variability in the Company's quarterly operating results is the increase in the Company's marketing and advertising expenditures in preparation for new product launches and in the Company's third fiscal quarter during the fall holiday season. The Company's planned operating expenditures each quarter are based, in part, on the Company's expectation as to future revenues in the quarter. In addition, many of the Company's expenditures are fixed costs. If revenues do not meet expectations in any given quarter, operating results for the quarter may be materially adversely affected. In addition, the Company's annual and quarterly results may be affected by competition, general economic downturns and the mix of licensing revenues. As a result, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company's historic revenue growth or its profitability will continue on a quarterly or annual basis. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON SINGLE PRODUCT CATEGORY

  The Company's historical revenues are almost entirely derived from the VCR Plus+ technology, consisting of license fees from VCR and television manufacturers, newspapers and other publications. The life cycle of VCR Plus+ is difficult to estimate due in large measure to uncertainties regarding the effect of new products, applications or product enhancements, technological changes and the emergence of new industry standards and future competition. Growth in VCR Plus+ license revenues will come primarily from further penetration of existing markets because virtually all major VCR and television manufacturers have licensed the VCR Plus+ technology, and the Company has expanded into most major markets worldwide. With increasing penetration of the VCR Plus+ technology among major VCR and television manufacturers, volume discounts relating to the VCR Plus+ license fees take effect. As a result, the Company has experienced declining average per unit VCR Plus+ license fees and expects this trend to continue. The Company has launched new systems (e.g., Index Plus+ and Guide Plus+) and is incurring, and will continue to incur, significant research and development, sales and marketing and general and administrative expenses relating to these new technologies and systems. There can be no assurance, however, that Index Plus+, Guide Plus+ or any other new system will be successful or result in revenues. As a result, the Company remains dependent on revenues from the VCR Plus+ technology, and a decline in revenues from licensing the VCR Plus+ technology would have a material adverse effect on the Company's business, operating results and financial condition.

NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE

  The market for the Company's products is characterized by rapidly changing technologies, short product life cycles, the frequent introduction of new products and evolving industry standards. Accordingly, the Company's future performance will be dependent on its ability to (i) identify emerging technological trends in its market, (ii) identify changing consumer needs,
(iii) develop and maintain competitive technology, (iv) enhance its technology by adding innovative features that differentiate its technology from that of its competitors and (v) bring technology to market quickly at cost-effective prices. The Company has developed two systems, Index Plus+ and Guide Plus+, and entered into license agreements with manufacturers to permit incorporation of those two systems into VCRs and televisions. Although the Company launched Index Plus+ and Guide Plus+ in mid and late 1996, respectively, there can be no assurance that such systems will gain market acceptance. In addition, the Company has entered into cross license agreements with the co-developers of the Index Plus+ technology and will not receive any net revenues as a result of the co-developers' incorporation of the technology into their VCRs and televisions. If the Index Plus+ and Guide Plus+ systems do not achieve consumer acceptance, the Company's business, operating results and financial condition could be materially adversely affected. In addition to the risks inherent in the launch and market acceptance of Index Plus+ and Guide Plus+, there can be no assurance that the Company will successfully complete the development of any future technology or that such technology will be compatible with or incorporated into the technology or products of third parties. Any significant delay or failure to develop new or enhanced technology could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the level of consumer interest in or demand for VCRs and televisions will continue or that other forms of entertainment delivery systems that decrease the demand for VCRs and televisions will not be introduced. The reduction in the demand for VCRs or televisions could also adversely affect the Company's business, operating results and financial condition.

RELIANCE ON THIRD PARTIES

  The Company's business relies, and will continue to rely in the future, on third-party manufacturers, publications and media services. Revenues from the Company's VCR Plus+ system are derived from license revenues received from manufacturers and publications. The Company has executed VCR Plus+ licensing agreements with virtually every major television and VCR manufacturer. None of these agreements requires the inclusion of the VCR Plus+ system into VCRs manufactured by the licensees, and only a few of these agreements guarantee a minimum licensing fee to the Company over their term. All of these agreements may be terminated by the manufacturer without substantial financial penalty. The Company's Index Plus+ and Guide Plus+ licensing agreements with television and VCR manufacturers are structured similarly to the Company's VCR Plus+ licensing agreements and are generally subject to the conditions and qualifications described above.

  The Company's VCR Plus+ system relies on consumer access to PlusCode Numbers through licensed publications that carry the PlusCode Numbers. The Company presently licenses the PlusCode Numbers to newspapers and major television guides in VCR Plus+ markets worldwide. The license agreements call for royalty payments to the Company and have initial terms ranging from one to seven years. There is no assurance that these agreements will be renewed upon expiration or, if renewed, that they will be on terms as favorable to the Company as existing license agreements. In addition, the Company will be dependent on the cooperation and support of publications in countries in which it is not presently doing business in order to continue to expand the international availability of the VCR Plus+ system. See "Business--Products" in Item 1.

  Consumer acceptance of the Index Plus+ and Guide Plus+ systems depends on the cooperation of both cable and television broadcasters. The Company has entered into agreements with cable and television broadcasters and independent television stations to broadcast the information used in Index Plus+ and Guide Plus+ through the VBI. There can be no assurance, however, that local cable operators will not "strip" information required by Index Plus+ and Guide Plus+ from the VBI, so that such information would not be available to some consumers. In such a case, additional hardware would have to be purchased by the consumer to receive the data required for the Index Plus+ and Guide Plus+ systems, thereby decreasing the attractiveness of these systems, or the Company would have to enter into agreements with local cable operators to ensure retransmission of required information. There can be no assurance that such agreements could be reached or that, if reached, they would be on terms acceptable to the Company. In addition, increased use of digital broadcast satellite technology, which does not involve a VBI, would require the Company's Index Plus+ and Guide Plus+ systems to be modified to allow receipt of program data in digital form, and there can be no assurances that such systems could be so modified in a commercially acceptable manner. See "Business--Products" in Item 1.

  The Company has no control over the number of VCRs and televisions that will be manufactured incorporating the Company's systems, and there can be no assurances with respect to the quantity of VCRs and televisions that will include the Company's systems or the amount of licensing revenues the Company will receive as a result of inclusion by manufacturers of the Company's systems.

COMPETITION

  The Company's systems compete with systems offered by other companies. Many of the Company's present and potential competitors have, or may have, substantially greater resources than the Company to devote to further technological and new product developments. The Company believes that it will compete based primarily on the speed of its technological developments, uniqueness of its designs, ease of use, system features and price, proprietary technology, quality of marketing and ability to identify and meet consumer needs. There can be no assurance that based on these factors the Company will be competitive with the existing or future products or services of its competitors.

  Several products on the market that compete with VCR Plus+ offer point-and-click VCR programming functions that enable a subscriber to select a program from the screen and instruct the unit (a special VCR, television or a decoder box) to record. For example, in mid 1994, StarSight Telecast, Inc. ("StarSight") introduced an on-screen electronic guide with point-and-click recording capability. In addition, there have been several announcements of planned interactive electronic television guide services (including United Video's Prevue Express), some of which contain a point-and-click recording feature.

  Indexing systems currently built into VCRs that require the user to manually enter program stops and titles will compete with the Index Plus+ technology. Many companies, including some of the major VCR manufacturers, have introduced or are developing new indexing systems. In the area of pre-recorded video materials, digital video disc players with random access capabilities may also compete with Index Plus+ in the future.

  The interactive electronic television guides that may compete with VCR Plus+, whether existing now or developed in the future, may also compete with the Company's Guide Plus+ system. Digital satellite system products either being offered or expected to be offered by a number of manufacturers, including Thomson, Sony, Panasonic and others include an on-screen electronic guide of programming offered by such systems. Scientific Atlanta, Inc. also has developed a program guide for use in its cable boxes, and the Company expects that other cable box and satellite receiver manufacturers may develop program guides that would compete with the

Company's Guide Plus+ system. Guide Plus+ will also face competition from traditional published television guides and from non-interactive, or passive, on-screen electronic guides.

DEPENDENCE ON KEY EMPLOYEES

  The Company is dependent on certain key members of its management, operations and development staff, including Henry C. Yuen, its Chief Executive Officer, the loss of whose services could have a material adverse effect on the Company. Furthermore, recruiting and retaining additional qualified engineering, marketing, and operations personnel will be critical to the Company's success. There can be no assurance that the Company will be able to recruit or retain such personnel on acceptable terms. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition. See Item 10, "Directors and Executive Officers of the Registrant."

PATENT AND PROPRIETARY INFORMATION; LITIGATION

  The Company operates in an industry where innovation, investment in new ideas and protection of its resulting intellectual property rights are important for success. The Company relies on a variety of intellectual property protections for its products and services, including patent, copyright, trademark and trade secret laws, and contractual obligations, and pursues a policy of vigorously enforcing such rights. In addition, because much of the Company's technology relies on complex encryption methods, the technology is inherently difficult for unauthorized persons to penetrate. There can be no assurance, however, that the Company's intellectual property rights will be adequate to ensure the Company's competitive position, or that competitors will not be able to produce a non-infringing competitive product or service. In addition, there can be no assurances that in the future third parties will not assert patent infringement claims against the Company, or that if required to obtain any third party licenses as a result of an infringement dispute, the Company will be able to obtain such licenses.

  The Company's continuing success depends in part on its ability to protect and maintain the proprietary nature of its technology through a combination of patents, trade secrets, trademarks, copyrights, licenses and other intellectual property arrangements. The Company currently has a number of issued U.S. and foreign patents. The Company also has numerous pending U.S. and foreign patent applications, issued and pending trademark registrations (some of which have been opposed by third parties) and computer program copyrights in the U.S. and other countries. The Company has also acquired the exclusive right to several patents broadly covering various aspects of interactive, electronic on-screen television guides. The Company intends to vigorously protect its intellectual property rights. There can be no assurance, however, that the Company's pending patent applications will issue or that a third party will not violate, or attempt to invalidate, the Company's intellectual property rights, possibly forcing the Company to expend substantial legal fees. Successful challenges to certain of the Company's patents would materially adversely affect the Company's business, operating results and financial condition.

  There can be no assurance that certain aspects of the Company's technology will not be reverse-engineered by third parties without violating the Company's proprietary rights. The Company's existing protections also may not preclude competitors from developing products with features and prices similar to or better than those of the Company.

  The Company's policy is to enter into nondisclosure agreements with each employee and consultant or third party to whom any of the Company's proprietary information is disclosed. These agreements prohibit the disclosure of confidential information to anyone outside the Company, both during and subsequent to employment or the duration of the working relationship. There can be no assurance, however, that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

  The Company has from time to time received communications from third parties asserting that features of certain of the Company's technologies may infringe upon intellectual property rights of such parties. There can be no assurance that third parties will not assert infringement claims against the Company in the future. An adverse determination in any such dispute could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities and litigation costs or prevent the Company from licensing its technologies, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, if any of the Company's licensees determine that any additional third party licenses are required as a result of any such dispute, there can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all.

  The Company is currently engaged in a lawsuit with StarSight in which the Company has alleged that StarSight has infringed three patents covering various aspects of the interactive, electronic on-screen television guide to which the Company has certain exclusive rights. The Company is also seeking a declaration that certain of StarSight's patents are unenforceable and that StarSight's actions violate federal and state antitrust laws. StarSight has alleged that the VCR Plus+ handset's Cable Box Changer feature has infringed one of StarSight's patents. StarSight has also filed a counterclaim seeking, among other things, determinations that it does not infringe certain patents of the Company and that such patents are invalid and unenforceable. In the Merger Agreement, the Company and StarSight agreed that all activity with respect to the pending litigation between them will be held in abeyance until the earlier of the termination of the Merger Agreement, or the effective time of the Merger. See Item 3, "Legal Proceedings."

  The following is a summary of the intellectual property protection afforded to each of the Company's major technologies:

 VCR Plus+ System

  In the U.S., the Company currently has 13 issued patents and 37 pending patent applications, representing more than 500 claims relating to the technology underlying the VCR Plus+ system. The patents and patent applications generally cover the use of compressed programming numbers for the programming of VCRs and other electronic equipment and also include other novel features such as the VCR Plus+ Cable Channel Changer and CallSet remote initialization. The Company's issued U.S. patents have more than 400 claims. In addition, the Company has been notified by the U.S. Patent and Trademark Office that two of its pending applications are allowable. The Company also has nine issued foreign patents and multiple foreign patent applications pending for the VCR Plus+ technology. The Company holds eight issued U.S. and 22 issued foreign design patents covering various designs of products which contain or are used with VCR Plus+ technology.

  The Company has U.S. copyright registrations for the encoding and decoding computer programs at the heart of the VCR Plus+ compression and encryption technology. The Company considers portions of the VCR Plus+ encryption technology to be a protectable trade secret and has undertaken considerable efforts to maintain its secrecy.

  With respect to the VCR Plus+ system, the Company holds extensive trademark registrations throughout the world and has multiple trademark applications pending for a variety of marks. Marks for which the Company has registrations or applications to register in the U.S. or foreign countries include VCR Plus+, PlusCode, CallSet, iPlus+, SpotPlus, Video Plus+, ShowView, G-Code, Instant Programmer, Control Tower and C/3/. Video Plus+, ShowView and G-Code are marks used in place of the mark VCR Plus+ in certain countries to avoid or minimize conflicts in those countries.

 Index Plus+ System

  The Company currently has five issued U.S. patents and 15 pending U.S. patent applications, representing more than 150 claims on the technology related to the Index Plus+ system. The Company has been notified by the U.S. Patent and Trademark Office that one of its pending patent applications is allowable. In general, the patent and patent applications cover the method and apparatus used to create a directory of the taped segments of a videotape and to effect the rapid and accurate retrieval of those segments, as well as certain other novel features. The Company has cross licensing agreements with Matsushita, JVC and Hitachi. The Company also has four issued foreign patents and multiple foreign patent applications pending for the Index Plus+ technology in those countries where the system is expected to be launched. The Company has several trademark applications pending for marks related to the Index Plus+ system, including the mark Index Plus+.

 Guide Plus+ System

  The Company has expended significant efforts to strengthen its intellectual property rights in the electronic television guide area. The Company has four issued U.S. patents and 21 U.S. patent applications pending with over 130 claims, relating to Guide Plus+-related technology. The Company has also been notified by the U.S. Patent and Trademark Office that one of its pending patent applications is allowable. The Company has also acquired exclusive licensing rights to several fundamental issued patents in the area of electronic television guides: the relevant portion of U.S. Patent No. 4,908,713, filed in 1981 and issued with 18 guide related claims in 1990, U.S. Patent No. 5,568,272 and U.S. Patent No. 5,508,815 ("Levine patents"); U.S. Patent No. 5,038,211, filed in 1989 and issued with 34 claims in 1991 ("Hallenbeck patent"); and U.S. Patent No. 4,751,578, filed in 1985 and issued with 19 claims in 1988 ("Reiter patent"). The Company believes that these issued patents, the continuation claims in process, and the patent applications filed by the Company provide it with a competitive advantage.

  The Company intends to protect vigorously its intellectual property rights. The Company believes that certain claims of the Levine patent, if upheld to be valid, cover the operation of on-screen television guides utilizing local storage and retrieval of electronic television guide data, as used by StarSight and other existing and announced interactive on-screen guides. The Company believes that certain claims of the Hallenbeck patent, if upheld to be valid, cover a means of data delivery and selective retrieval that significantly decrease the cost of an interactive television guide system. The Company also believes that certain claims of the Reiter patent, which cover the concept of sorting television programs by theme (such as sports, movies, specials, etc.), if upheld to be valid, represent a valuable user- interface feature without which an electronic guide's utility and ease-of-use would be greatly reduced. The Company is presently suing StarSight for patent infringement of claims in three of these patents. The Company believes that if it is successful in these legal proceedings, the Company will be able not only to prevent StarSight from infringing on the Company's intellectual property rights by further distributing or servicing its StarSight system, but also to establish the validity and coverage of these patents by passing a critical legal test. However, there is no assurance that the Company will prevail in any or all of these patent infringement claims. See Item 3, "Legal Proceedings."

 Other Related Applications

  Because the iPlus+ service relies on PlusCode Numbers and the VCR Plus+ system, intellectual property protection of the iPlus+ service relies primarily on the rights obtained with respect to the VCR Plus+ system. In addition, trademark registrations have been obtained or applications made in the U.S. and foreign countries for the mark iPlus+.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

  The Company operates on a multinational basis, and, as a result, the Company is subject to various risks, including a greater difficulty of administering business globally, regulatory requirements such as tariff regulations, export control restrictions, overlapping or differing tax structures, differences in intellectual property protections, political and economic instability or general trade restrictions. If any of these risks materialize, it could have a material adverse effect on the Company's business, operating results and financial condition. The Company generates a substantial amount of its income outside the United States, and the Company and its subsidiaries generally are taxed at rates substantially lower than U.S. tax rates. If the Company or its subsidiaries were no longer able to qualify for such tax rates or if the tax laws were rescinded or changed, the Company's operating results could be materially adversely affected. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters" and Note 4 of the Notes to Consolidated Financial Statements.

CONTROL BY MANAGEMENT

  At March 31, 1997, Thomas L. H. Lau, Henry C. Yuen, Daniel S. W. Kwoh, Wilson K. C. Cho, Elsie Ma Leung and Roy J. Mankovitz, each members of the Company's management, collectively owned approximately 62% of the outstanding Ordinary Shares and voting power of the Company. In addition, Mary Lau, Thomas Lau's sister, and Thomas Lau together own approximately 39%. Accordingly, the Company's management is able to control the election of the Board of Directors of the Company, and thus the direction and future operations of the Company, including decisions regarding acquisitions and other business opportunities and the declaration of dividends and the issuance of additional Ordinary Shares and other securities, in each case without the supporting vote of any other shareholder of the Company. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

ITEM 2. DESCRIPTION OF PROPERTY.

  The Company leases facilities in Pasadena, California, Bedford, Massachusetts and Kanata, Canada covering in excess of 50,000 square feet. The Company's leases expire in the year 2000 for the California facility, 1998 for the Massachusetts facility and in 2001 for the Canadian facility. The Company believes that its facilities are adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes that the Company will be able to secure additional space at reasonable rates.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is currently a party in a consolidated lawsuit in which the adverse party is StarSight. In this case, StarSight Telecast, Inc. v. Gemstar Development Corporation and Michael R. Levine, filed October 15, 1993 in the Northern District of California (hereinafter "StarSight Litigation"), StarSight is seeking, among other relief, a determination that the VCR Plus+ handset's Cable Box Changer feature infringes a patent issued to StarSight. StarSight also seeks a determination that it has not infringed the Levine patent, that the patent is invalid and that the Company violated federal antitrust laws. As a result of a motion by the Company, the court dismissed the antitrust claim with prejudice. The Company has counterclaimed against StarSight for infringement of the Levine patent. In successive lawsuits coordinated with this case, the Company has also charged StarSight with infringement of the Hallenbeck and Reiter patents and has sought injunctions restraining StarSight from infringing these patents. The Company is also seeking a declaration that certain of StarSight's patents are unenforceable and that StarSight's actions violate federal and state antitrust laws. StarSight filed a counterclaim seeking, among other things, determinations that its technologies do not infringe the Hallenbeck and Reiter patents and that such patents are invalid and unenforceable. See "Patent and Proprietary Information; Litigation" in Item 1.

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

  The Company and its subsidiaries are from time to time also involved in routine legal matters incidental to their businesses. In the opinion of the Company, the resolution of such matters will not have a material effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  For a discussion of recent matters submitted to a vote of security holders, see Item 1, "Business--Overview," and "--Proposed Merger with StarSight."

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

GENERAL

  Since the initial public offering of the Company's Ordinary Shares at $12.00 per share on October 11, 1995, the Ordinary Shares have been traded on the Nasdaq Stock Market under the symbol GMSTF. Prior to that time there was no public trading market for the Ordinary Shares.

  The sole market for the Company's Ordinary Shares is the Nasdaq Stock Market in the United States. The Ordinary Shares of the Company are not currently traded on any non-United States trading market.

  The following table sets forth for the periods indicated the high and low sales prices per share of Ordinary Shares on the Nasdaq Stock Market as reported by Nasdaq for the last two fiscal years:

                                                                HIGH    LOW
                                                                ----    ----
   FISCAL YEAR ENDED MARCH 31, 1996
     Third Quarter (from October 11, 1995)..................... $41 3/4 $13 1/8
     Fourth Quarter............................................  38 1/2  21 1/4
   FISCAL YEAR ENDED MARCH 31, 1997
     First Quarter............................................. $40 1/4 $24
     Second Quarter............................................  31 3/4  23
     Third Quarter.............................................  29 3/4  12 1/4
     Fourth Quarter............................................  18 1/2   9 5/8

  As of March 31, 1997, there were 31,273,253 Ordinary Shares outstanding and 132 holders.

EXCHANGE CONTROLS

  There are currently no exchange control restrictions on remittances of dividends on the Ordinary Shares or on the conduct of the Company's operations in the British Virgin Islands, where it is incorporated.

DESCRIPTION OF ORDINARY SHARES AND PREFERENCE SHARES

  The following is a brief description of the rights of holders of fully paid Ordinary Shares and the authorized but unissued Preference Shares, par value $0.01 per share, of the Company (the "Preference Shares"). This description does not purport to be complete and is qualified in its entirety by reference to the Memorandum of Association, as amended ("Memorandum of Association") and Articles of Association, as amended ("Articles of Association") of the Company and to the relevant provisions of the British Virgin Islands International Business Companies Ordinance (Cap. 291), as amended.

 Ordinary Shares

  The Company's Memorandum of Association authorizes the issuance of an aggregate of 500,000,000 Ordinary Shares. All of the issued Ordinary Shares are, for purposes of the issue, credited as fully paid and nonassessable (except that in the case of Ordinary Shares issued for a promissory note or other written obligation for payment of a debt, the holder of such Ordinary Shares is liable for the amount unpaid on the promissory note, and such Ordinary Shares may be subject to forfeiture), and accordingly no further contribution of capital may be required by the Company from holders of Ordinary Shares. Under British Virgin Islands law, nonresidents of British Virgin Islands may freely hold, vote and transfer Ordinary Shares in the same manner as British Virgin Islands residents.

  The shareholders of E Guide, who received an aggregate of 3,511,494 Ordinary Shares of the Company in the E Guide Exchange (see Item 1, "Business--The Reorganization"), were also granted certain registration rights, including demand registration rights and piggyback registration rights, with respect to the Ordinary Shares they received in the E Guide Exchange.

 Preference Shares

  The Company's Memorandum of Association authorizes the issuance of an aggregate of 50,000,000 Preference Shares. The Board of Directors has the authority, without shareholder action, to establish or increase the number of shares of any series of Preference Shares, and to establish the dividend rights and rates, voting rights, redemption provisions and liquidation preference with respect to any such Preference Shares, all of which may take precedence over comparable rights of the existing Ordinary Shares. Any variance in the terms of Preference Shares after initial issuance thereof which affects the holders of Ordinary Shares must be approved by a majority of the holders of Ordinary Shares. As a condition to the Merger Agreement, the Company has agreed not to issue or authorize any new shares of its capital stock, including Preference Shares, until the Effective Time of the Merger or termination of the Merger Agreement, whichever comes first.

 Rights of Shareholders under British Virgin Islands Law May Be Less Protected than those of Shareholders of a Corporation Incorporated in U.S. Jurisdictions

  The Company is incorporated under the laws of the British Virgin Islands, and its corporate affairs are governed by its Memorandum of Association and Articles of Association and by the International Business Companies Act of the British Virgin Islands. Principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of the Company's management, directors and controlling shareholders and the rights of the Company's shareholders differ from those that would apply if the Company were incorporated in a jurisdiction within the U.S. Further, the rights of shareholders under British Virgin Islands law are not as clearly established as the rights of shareholders under legislation or judicial precedent in existence in most U.S. jurisdictions. Thus, the public shareholders of the Company may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than they might have as shareholders of a corporation incorporated in a U.S. jurisdiction. In addition, there is doubt that the courts of the British Virgin Islands would enforce, either in an original action or in an action for enforcement of judgments of U.S. courts, liabilities that are predicated upon the securities laws of the U.S.

 Dividends

  During fiscal 1993, the Company paid a $3,000,000 cash dividend. During fiscal 1994, the Company's Board of Directors declared an $8,000,000 cash dividend, which was paid on June 1, 1994. During fiscal 1995, the Company's Board of Directors declared a $5,000,000 cash dividend which was paid subsequent to March 31, 1995. The Company's Board of Directors, however, has no current plans to pay cash dividends. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. For a discussion of taxation of dividends for shareholders, see "Taxation Issues" below.

 Holding Company Structure; Restrictions on Subsidiary Dividends

  The Company conducts all of its operations through subsidiaries. Accordingly, the primary source of the Company's income is dividends and other distributions from its subsidiaries. Some of the Company's subsidiaries were formed under and have operations in countries other than the British Virgin Islands, the jurisdiction of the Company's organization. In addition, each of the Company's subsidiaries receives its revenues in either U.S. dollars or the local currency of the jurisdictions in which it operates. As a consequence, the Company's ability to obtain dividends or other distributions is subject to, among other things, possible restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate. In addition, dividends or distributions from the Company's U.S. subsidiary are subject to a 30% withholding tax, which makes such dividends and distributions unattractive. The subsidiaries' ability to pay dividends or make other distributions to the Company is also subject to the subsidiaries having sufficient funds from their operations legally available for the payment of dividends or other distributions which are not needed to fund their operations, obligations or other business plans. Because the Company is a shareholder of its subsidiaries, the Company's right to the assets of such subsidiaries will be subordinated to the rights of all creditors and claimants against its subsidiaries.

 Voting Rights

  Every shareholder who is present in person or by proxy at a meeting of the Company shall have one vote for each Ordinary Share held by such shareholder. In addition, holders of Preference Shares shall have such voting rights, if any, as determined by the Board of Directors. The Articles of Association of the Company make no provision for cumulative voting.

 Directors

  Under the Company's Articles of Association, the number of directors of the Company may not be less than three nor more than fifteen, and are divided into three classes. Directors may be appointed by the shareholders or by the directors to fill a vacancy or as an addition to the existing directors. Directors may be removed, with cause, by a resolution of the shareholders of the Company or by a resolution of the other directors.

 Quorum

  The quorum required to constitute a valid general meeting of shareholders consists of shareholders present in person or by proxy together holding not less than 50% of all shares entitled to vote at the meeting. If a meeting is adjourned for lack of a quorum, it will stand adjourned to the next business day at the same time and place or to such other day at such other time and place as the directors may determine, and if at the adjourned meeting there are present in person or by proxy within one hour from the time appointed for the meeting at least one-third of the shares entitled to vote at the meeting, the shareholder or shareholders present shall be a quorum. Meetings may also be called upon the written request of shareholders holding more than 50% of the outstanding voting shares of the Company. A meeting convened upon the written request of shareholders shall be dissolved if a quorum is not present at the first meeting.

 Resolutions

  Resolutions of shareholders may be adopted at shareholders' meetings by the affirmative vote of a simple majority of the shares entitled to vote thereon that are represented at the meeting and voted. In addition, shareholders may act by written consent without a meeting by the consent of the holders of an absolute majority of the outstanding shares entitled to vote on such matters, provided that notice of any such actions is subsequently furnished to all shareholders. Resolutions of directors may be adopted at meetings of the Company's Board of Directors by the affirmative vote of a simple majority of the directors present at the meeting who voted and did not abstain. In addition, directors may act by written consent without a meeting by the consent of all directors.

  The Company may amend its Memorandum of Association and its Articles of Association by a resolution of shareholders or by a resolution of directors; provided, however, that certain provisions in the Articles of Association relating to the election of directors may be amended only by the shareholders upon an affirmative vote of not less than 75 percent of the outstanding shares entitled to vote thereon. Accordingly, directors of the Company have the power to amend most of the provisions of the Articles of Association and to take many actions without shareholder approval. For example, the Company's directors may amend the Company's Memorandum of Association to increase or reduce the Company's authorized capital, an action which would typically require shareholder approval under the laws of most U.S. jurisdictions.

 Rights in a Winding-Up

  Holders of Ordinary Shares are entitled to participate in proportion to their holdings in any distribution of assets in a winding-up after satisfaction of liabilities to creditors and holders of Preference Shares, if any.

 Additional Issuances of Ordinary Shares

  As of March 31, 1997 there were 468,726,747 authorized but unissued Ordinary Shares, including 5,600,000 Ordinary Shares reserved for issuance under the 1994 Stock Incentive Plan, as amended. See Item 12, "Security

Ownership of Certain Beneficial Owners and Management." Additional authorized but unissued Ordinary Shares may be utilized for a variety of corporate purposes, including future public or private offerings to raise additional capital. Subject to the Company's Articles of Association and any resolution of shareholders, the Board of Directors is authorized to exercise the power of the Company to offer, allot, grant options over or otherwise dispose of all of the remaining unissued Ordinary Shares of the Company. The Board of Directors may, without shareholder action, increase the number of authorized Ordinary Shares. See Item 1, "Business--Proposed Merger with StarSight" for a discussion of the company's plans to issue additional Ordinary Shares in connection with the Merger. Other than issuing shares in connection with the Merger, the Company does not currently have any plans to issue additional Ordinary Shares, except in connection with the 1994 Stock Incentive Plan, as amended.

 Transfers of Ordinary Shares

  The Company's Memorandum of Association and Articles of Association do not include any restrictions on the transferability of Ordinary Shares other than those restrictions set forth in the 1994 Stock Incentive Plan, as amended.

 Merger; Dissenters' Rights

  British Virgin Islands law provides for mergers whereby either one company absorbs another company and the absorbed company simultaneously dissolves, or a new company is formed and absorbs the two merging companies, which automatically dissolve. British Virgin Islands law provides for compulsory acquisition (if the holders of 90% or more of the company's voting shares instruct the company to do so) or appraisal of the interests of a shareholder who objects to the transfer of the ownership or assets of a company. A shareholder objecting to a merger is not, however, entitled to appraisal of his shares if the company is the surviving corporation in the merger and the shareholder continues to hold the same or similar shares following consummation of the merger.

 Transfer Agent and Registrar

  ChaseMellon Shareholder Services is the Transfer Agent and Registrar for the Ordinary Shares.

                                TAXATION ISSUES

  The following discussion is a summary of certain anticipated U.S. federal income tax consequences and British Virgin Islands tax consequences of an investment in the Ordinary Shares under current law and is based on the advice of O'Melveny & Myers LLP with respect to U.S. federal income taxes and Harney, Westwood & Riegels with respect to British Virgin Islands taxes. This discussion does not deal with all possible tax consequences relating to an investment in the Ordinary Shares and does not purport to deal with the tax consequences applicable to all categories of investors, some of which (such as dealers in securities, insurance companies, individual retirement and other tax deferred accounts and other tax-exempt entities) may be subject to special rules. In particular, the discussion does not address the tax consequences under state, local and other national (i.e., non-U.S. and non-British Virgin Islands) tax laws. The laws discussed below may change at any time and such changes may be retroactive to a date preceding the date of this Annual Report. Accordingly, each prospective investor should consult its own tax advisor regarding the particular tax consequences to it of an investment in the Ordinary Shares. The following discussion is based upon laws and relevant interpretations thereof in effect as of April 15, 1997, all of which are subject to change.

 U.S. Federal Income Taxation

  The following discussion only addresses the U.S. federal income taxation of a U.S. Investor (as defined below) making an investment in the Ordinary Shares. It does not address the tax consequences to any person, whether a U.S. resident or not, who holds (or will hold), directly or indirectly, 10% or more of the Ordinary Shares (a "10% Shareholder"). Non-U.S. Investors and 10% Shareholders are advised to consult their own tax advisors regarding the tax considerations incident to an investment in the Ordinary Shares.

  For purposes of this discussion, the term "U.S. Investor" means a holder of Ordinary Shares who is a citizen or resident of the U.S., a U.S. corporation or partnership (including an entity treated as a corporation or partnership for U.S. tax purposes) or other entity created or organized under the laws of the U.S. or any political subdivision thereof, an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source, and any other holder whose ownership of Ordinary Shares is effectively connected with the conduct of a trade or business in the U.S.

  A U.S. Investor receiving a distribution with respect to the Ordinary Shares will be required to include such distribution in gross income as a taxable dividend to the extent such distribution is paid from earnings and profits of the Company as determined under U.S. federal income tax principles. Any distributions in excess of the earnings and profits of the Company will first be treated, for U.S. federal income tax purposes, as a nontaxable return of capital to the extent of the U.S. Investor's basis in the Ordinary Shares, and then as gain from the sale or exchange of a capital asset, provided that the Ordinary Shares constitute capital assets in the hands of the U.S. Investor. U.S. corporate shareholders will not be entitled to any deduction for distributions received as dividends on the Ordinary Shares.

  Gain or loss on the sale or exchange of Ordinary Shares will be treated as capital gain or loss if the Ordinary Shares are held as a capital asset by the U.S. Investor. Such capital gain or loss will be long-term capital gain or loss if the U.S. Investor has held the Ordinary Shares for more than one year at the time of the sale or exchange.

  Various provisions contained in the Code impose special taxes in certain circumstances on non-U.S. corporations and their shareholders. The following is a summary of certain provisions which could have an adverse impact on the Company and the U.S. Investors.

 Personal Holding Companies

  Sections 541 through 547 of the Code relate to the classification of certain companies (including foreign corporations) as personal holding companies ("PHCs") and the consequent taxation of such corporations on their undistributed personal holding company income to the extent amounts at least equal to such income are not distributed to their shareholders. A PHC is a corporation (i) more than 50% of the stock of which is owned, directly or indirectly, by five or fewer individuals (without regard to their citizenship or residence) at any time during the last half of the taxable year, and (ii) which receives 60% or more of gross income, as specifically adjusted, from certain passive sources, such as dividends, interest and royalties. (In determining whether a foreign corporation satisfies the gross income test, only its U.S. source income is taken into account.) A PHC does not include a corporation that is a foreign personal holding company or a passive foreign investment company, as described below. If the Company or Gemstar Development Corporation ("GDC"), its U.S. subsidiary, were classified as a PHC, a tax would be imposed at the rate of 39.6% on such corporation's undistributed personal holding company income.

  At March 31, 1997, more than 50% of the Company's Ordinary Shares were owned, directly or indirectly, by five or fewer individuals. In addition, through application of constructive stock ownership rules, the subsidiaries of the Company were also owned, directly or indirectly by five or fewer individuals at March 31, 1997. Therefore, the Company and GDC will be classified as PHCs if they satisfy the 60% gross income test. The Company, however, does not expect GDC to have personal holding company income in any of its tax years through the period ending March 31, 1998. If GDC were classified as a PHC it would be subject to the PHC tax unless it pays a dividend to the Company in an amount sufficient to eliminate its undistributed personal holding company income. In that event, the Company would have to pay a dividend to its shareholders in the same amount as the dividend it received from GDC to eliminate undistributed personal holding company income at the Company level. Any such dividend would be subject to a 30% U.S. withholding tax to the extent paid out of current or accumulated earnings and profits of GDC. If the Company receives a dividend from GDC, the dividend would constitute U.S. source passive income, and the Company would be a PHC and would be subject to the PHC tax unless such amounts were paid out to its shareholders. The Company intends to manage the affairs of GDC (which may include making dividend distributions) so as to minimize the imposition of such tax on GDC, to the extent consistent with its other business goals. The Company should be able to avoid taxation as a PHC if dividends received from GDC are distributed to the Company's shareholders.

 Foreign Personal Holding Companies

  Sections 551 through 558 of the Code relate to foreign personal holding companies ("FPHCs") and impute undistributed income of certain foreign corporations to U.S. persons who are shareholders of such corporations. The Company will be classified as a FPHC if (i) at any time during the taxable year, five or fewer individuals, who are U.S. citizens or residents, directly or indirectly own more than 50% of the Company's Ordinary Shares (measured either by voting power or value) (the "shareholder test") and (ii) the Company receives at least 60% (50% if it was a FPHC in a prior year) of its gross income (regardless of source), as specially adjusted, from certain passive sources such as dividends, interest and royalties (the "income test").

  The Company does not believe that at March 31, 1997 it or any of its foreign subsidiaries satisfies the shareholder test so as to be classified as a FPHC. It is possible, however, that events subsequent to March 31, 1997 may cause the Company to satisfy the shareholder test in future years. In addition, since the Company will derive most of its income from dividends paid by its subsidiaries, the Company believes that it meets, and expects that it will continue to meet, the income test.

  If the Company or any of its foreign subsidiaries were classified as a FPHC, a portion of its undistributed income would be imputed to those shareholders who are U.S. Investors (including U.S. corporations) who held the Company's stock on the last day of its taxable year, which is March 31. Such income would be taxable to such persons as a dividend, even if no cash dividend is actually paid. U.S. Investors who dispose of their Ordinary Shares prior to such date would not be subject to a tax under these rules. If the Company becomes a FPHC, U.S. persons who acquire Ordinary Shares from decedents would be denied the step-up of the income tax basis for such Ordinary Shares to fair market value at the date of death which would otherwise have been available and instead would have a tax basis equal to the lower of fair market value or the decedent's basis. If the Company concludes that it or any of its subsidiaries is a FPHC, it intends to manage its affairs (which may include making dividend distributions) so as to avoid or minimize having income that would be imputed to its U.S. Investors under these rules, to the extent consistent with its other business goals.

 Passive Foreign Investment Companies

  A foreign corporation is classified as a "passive foreign investment company" ("PFIC") if (1) 75% or more of its gross income (including the pro rata gross income of any subsidiary of which the corporation owns 25% or more of the stock by value) in a taxable year is passive income or (2) the average percentage of its assets by value (including the pro rata value of the assets of any subsidiary of which the corporation owns 25% or more of the stock by value) which produce or are held for the production of passive income is at least 50% in a taxable year. (For purposes of these tests, stock of a 25% or more owned U.S. subsidiary is a non-passive asset and income from such stock is non-passive income.) Passive income includes dividends, interest and royalties but excludes royalties that are derived in the active conduct of a trade or business (as defined for U.S. federal income tax purposes) and that are received from an unrelated person. Passive income also includes interest income derived from funds raised in the Company's public offerings.

  The Company does not believe that it is currently a PFIC or will be a PFIC, because, based on the substantial management and operational functions of its subsidiaries in connection with the creation and development of its proprietary products, the royalty income of these subsidiaries is derived from the active conduct of a trade or business and because the average value of assets producing passive income is less than 50% of aggregate asset value. Characterization of royalty income as active business income is based on the treatment of the Company's operating subsidiaries, collectively, as the developer and licensor of the proprietary products for purposes of this test. However, there is little authority on which to rely in this area, and there can be no assurance that the Internal Revenue Service will agree with this position. For purposes of the assets test, the Company values its tangible and intangible assets on a fair market basis. If, in the future, the Company is a CFC, as described below, it would be required to value its assets at their adjusted tax basis for purposes of the assets test, which could increase the risk of the Company becoming a PFIC. If the Company were a PFIC, a U.S. Investor would be subject to increased tax liability upon the sale of Ordinary Shares at a gain or upon the receipt of certain dividends, unless such U.S. Investor makes an election (a "qualifying electing fund election") to be taxed currently on his pro rata portion of the Company's income, whether or not such income is distributed in the form of dividends or otherwise.

  A U.S. Investor making a qualifying electing fund election is required for each taxable year to include in income a pro rata share of the ordinary earnings of the qualifying electing fund as ordinary income and a pro rata share of the net capital gain of the qualifying electing fund as long-term capital gain. The Company will, at the request of a shareholder making a "qualifying electing fund election," comply with the applicable information reporting requirements. U.S. Investors should consult their tax advisors regarding the consequences of PFIC status, including certain reporting requirements applicable to U.S. shareholders of a PFIC, and the election to treat the Company as a qualifying electing fund.

 Controlled Foreign Corporations

  Sections 951 through 964 and section 1248 of the Code relate to controlled foreign corporations ("CFC") and require that certain U.S. shareholders include in gross income certain income of a CFC regardless of whether the CFC has actually distributed such income. The CFC provisions only apply if U.S. Investors who own at least 10% of the voting stock of the Company, own, in the aggregate, more than 50% (measured by vote or value) of the shares of a foreign corporation. The Company does not believe that at March 31, 1997 it is a CFC. It is possible, however, that events subsequent to March 31, 1997 may cause the Company to satisfy the shareholder test in future years. If the Company were ever to become classified as a CFC, the income imputation rules referred to for CFCs above would only apply with respect to such 10% U.S. Investors.

 U.S. Backup Withholding

  Treasury regulations currently in effect do not require backup withholding with respect to dividends paid by a foreign corporation such as the Company. However, the U.S. Treasury Department is considering whether to extend the backup withholding rules to dividends from certain foreign corporations.

  The payment of proceeds from the disposition of Ordinary Shares by a holder to or through the U.S. office of a broker generally will be subject to information reporting and backup withholding at a rate of 31%, unless the holder either certifies its status as a non-U.S. holder under penalties of perjury or otherwise establishes an exemption. The payment of proceeds from the disposition by a holder of Ordinary Shares to or through a non-U.S. office of a broker will generally not be subject to backup withholding and information reporting. However, information reporting (but not backup withholding) may apply to such a holder who sells a beneficial interest in Ordinary Shares through a non-U.S. branch of a U.S. broker, or through a non-U.S. office of a U.S. Controlled Person, in either case unless the holder establishes an exemption or the broker has documentary evidence in its files of the holder's status as a non-U.S. person.

  Any amounts withheld under the backup withholding rules from a payment to a holder will be refunded (or credited against the holder's U.S. federal income tax liability, if any) provided that the required information is furnished to the U.S. Internal Revenue Service.

 Changes in Law

  The United States Congress is considering several proposals for changing U.S. tax laws. These changes, if enacted, may affect the rules and rates of tax described above, and some or all of the changes may be retroactive to a date preceding the date of this Annual Report.

 BRITISH VIRGIN ISLANDS TAXATION

  Under the laws of the British Virgin Islands as currently in effect, a holder of Ordinary Shares who is not a resident of the British Virgin Islands is (i) exempt from British Virgin Islands income tax on dividends paid with respect to the Ordinary Shares and (ii) is not liable for British Virgin Islands income tax on gains realized on sale or disposition of such Ordinary Shares. In addition, the British Virgin Islands does not impose a withholding tax on dividends paid by the Company. A company incorporated under the International Business Companies Act is deemed not to be a resident for this purpose.

  There are no capital gains, gift or inheritance taxes levied by the British Virgin Islands. In addition, the Ordinary Shares are not subject to any transfer taxes, stamp duties or similar charges. In addition, there is no income tax treaty or convention currently in effect between the U.S. and the British Virgin Islands.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial data at March 31, 1996 and 1997 and for the years ended March 31, 1995, 1996 and 1997 have been derived from the Company's audited Consolidated Financial Statements included in Item
18. The selected consolidated financial data at March 31, 1993, 1994 and 1995 and for the years ended March 31, 1993 and 1994 have been derived from audited consolidated financial statements not included herein. The information should be read in conjunction with Item 8, "Financial Statements and Supplementary Data" and related Notes thereto, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          FISCAL YEAR ENDED MARCH 31,
                                          ---------------------------
                                     1993      1994    1995     1996     1997
                                     ----      ----    ----     ----     ----
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF EARNINGS DATA:
Revenues..........................   $ 9,189  $27,025 $41,744 $ 53,869  $71,121
Operating costs and expenses:.....
 Selling and marketing............     3,112    9,308  11,598   31,397   22,756
 Research and development.........     1,968    5,023   9,769   13,923   12,483
 General and administrative.......     4,035    6,711  10,992   12,434   13,501
 Nonrecurring expenses (1)........       --       --    1,710   19,526      --
                                     -------  ------- ------- --------  -------
 Total operating expenses.........     9,115   21,042  34,069   77,280   48,740
Earnings (loss) from operations...        74    5,983   7,675  (23,411)  22,381
Other income, net.................        82      786     696    2,076    4,073
                                     -------  ------- ------- --------  -------
Earnings (loss) from continuing
 operations before income tax
 expense..........................       156    6,769   8,371  (21,335)  26,454
Income tax expense................       419    2,238   3,681    5,497    8,369
                                     -------  ------- ------- --------  -------
Earnings (loss) from continuing
 operations.......................      (263)   4,531   4,690  (26,832)  18,085
Earnings from discontinued
 operations (2)...................     9,977    6,726   5,197      --       --
                                     -------  ------- ------- --------  -------
 Net earnings.....................   $ 9,714  $11,257 $ 9,887 $(26,832) $18,085
                                     =======  ======= ======= ========  =======
PER SHARE DATA:
Earnings (loss) from continuing
 operations.......................   $ (0.01) $  0.16 $  0.17 $  (0.85) $  0.54
Earnings from discontinued
 operations.......................      0.36     0.24    0.18      --       --
                                     -------  ------- ------- --------  -------
 Net earnings.....................   $  0.35  $  0.40 $  0.35 $  (0.85) $  0.54
                                     =======  ======= ======= ========  =======
Weighted average shares
 outstanding (3)..................    27,684   28,159  28,159   31,458   33,378
                                     =======  ======= ======= ========  =======
                                                   MARCH 31,
                                                   ---------
                                     1993      1994    1995     1996     1997
                                     ----      ----    ----     ----     ----
                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working Capital...................   $22,654  $20,834 $ 1,761 $ 21,980  $46,754
Total Assets......................    27,612   42,157  23,626   80,597   96,758
Debt (4)..........................       --     9,812     --       --       --
Shareholders' equity (5)..........    19,137   23,466   5,737   26,320   52,290

--------
(1) Nonrecurring expenses in fiscal 1995 consist of professional fees and related costs associated with the Company's initial public offering that were incurred prior to the October 1994 postponement of the offering. Fiscal 1996 continuing operations included nonrecurring expenses of $19.5 million for inventory related losses.
(2) Fiscal 1995 discontinued operations included a nonrecurring tax benefit of $8.1 million. See "The Reorganization" and Note 3 of the Notes to Consolidated Financial Statements for a discussion of discontinued operations.
(3) See Note 1 of the Notes to Consolidated Financial Statements for a description of the calculation of the weighted average shares outstanding.
(4) Amounts are included in current net assets and non-current net liabilities related to discontinued operations in the consolidated balance sheets of the Consolidated Financial Statements.
(5) Cash dividends of $0.11, $0.29 and $0.18 per Ordinary Share were declared in the fiscal years ended March 31, 1993, 1994 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  Since the launch of the VCR Plus+ system in November 1990 in the United States, the Company has continued to focus on its mission of providing innovative technologies to make life easier for consumers all over the world. As of March 1997, the VCR Plus+ system is available in over 30 countries, and the combined worldwide circulation of publications publishing the PlusCode numbers increased to over 300 million. During fiscal 1997, the Company introduced two new technologies, Index Plus+, an indexing system built into new VCRs featuring an interactive on-screen directory of video-tape content by titles automatically captured from the broadcast; and TV Guide Plus+, a subscription-free interactive on-screen program guide built into new televisions and VCRs. Both technologies are aimed at enhancing television or video viewing by automating the finding, selecting, tuning and recording of programs.

  During fiscal 1997, the Company made a strategic acquisition and is in the process of completing a second strategic acquisition. On December 12, 1996, the Company acquired VideoGuide. See Item 1, "Business--Overview." VideoGuide develops and markets the VideoGuide Information System which provides a subscription-based service including an interactive program guide, electronic news and sports scores using data broadcast over the 900 MHz wireless paging network. On December 23, 1996, the Company entered into a definitive agreement to acquire StarSight. StarSight develops and markets the StarSight system, which is a subscription-based interactive program guide available in set-top boxes, televisions, VCRs and cable boxes. StarSight also holds extensive intellectual property rights which it licenses to major companies such as Sony, Thomson, Scientific Atlanta, Microsoft and Compaq. The transaction has satisfied all regulatory requirements and has been approved by the shareholders of both companies. The Merger is expected to be completed in May 1997. See Item 1, "Business--Proposed Merger with StarSight."

RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. The acquisition of VideoGuide has been accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated to include VideoGuide for all periods presented. However, a more meaningful measure of the Company's financial performance is the information presented on a pro forma basis which excludes VideoGuide prior to the completion of the merger in December 1996. The pro forma results consist of the Company's as reported results, excluding VideoGuide's results through the second fiscal quarter of 1997. The following discussion, unless otherwise indicated, is based primarily on these pro forma results.

                         STATEMENT OF OPERATIONS DATA
                                (IN THOUSANDS)

                                                                      PRO FORMA (UNAUDITED) EXCLUDING
                                      AS REPORTED                     VIDEOGUIDE PRIOR TO THE MERGER
                              FISCAL YEAR ENDED MARCH 31,               FISCAL YEAR ENDED MARCH 31,
                          ----------------------------------------  -------------------------------------
                             1995          1996           1997         1995         1996         1997
                          -----------  -------------   -----------  -----------  -----------  -----------
Revenues................  $41,744 100% $ 53,869  100 % $71,121 100% $41,744 100% $53,436 100% $70,367 100%
Operating costs and
 expenses
 Selling and marketing..   11,598  28    31,397   58    22,756  32   11,003  26   15,496  29   20,661  30
 Research and
  development...........    9,769  24    13,923   26    12,483  18    7,104  17    8,428  16   10,699  15
 General and
  administrative........   10,992  26    12,434   23    13,501  19   10,182  25    9,957  19   12,160  17
 Nonrecurring expenses..    1,710   4    19,526   36       --  --     1,710   4      --  --       --  --
                          ------- ---  --------  ---   ------- ---  ------- ---  ------- ---  ------- ---
 Total operating costs
  and expenses..........   34,069  82    77,280  143    48,740  69   29,999  72   33,881  64   43,520  62
                          ------- ---  --------  ---   ------- ---  ------- ---  ------- ---  ------- ---
Earnings (loss) from
 operations.............    7,675  18   (23,411) (43)   22,381  31   11,745  28   19,555  36   26,847  38
 Other income, net......      696   2     2,076    3     4,073   6      755   2    2,025   4    4,162   6
                          ------- ---  --------  ---   ------- ---  ------- ---  ------- ---  ------- ---
Earnings (loss) from
 continuing operations
 before income tax
 expense................    8,371  20   (21,335) (40)   26,454  37   12,500  30   21,580  40   31,009  44
 Income tax expense.....    3,681   9     5,497   10     8,369  12    3,681   9    5,497  10    8,369  12
                          ------- ---  --------  ---   ------- ---  ------- ---  ------- ---  ------- ---
Earnings (loss) from
 continuing operations..  $ 4,690  11% $(26,832) (50)% $18,085  25%  $8,819  21% $16,083  30% $22,640  32%
                          ======= ===  ========  ===   ======= ===  ======= ===  ======= ===  ======= ===

 Fiscal 1997 Compared to Fiscal 1996 (pro forma and as reported)

  Revenues. Pro forma revenues in fiscal 1997 were $70.4 million, an increase of 32%. This increase was due primarily to the continued increased shipment of units incorporating the VCR Plus+ technology worldwide. As reported revenues for fiscal 1997 were $71.1 million, an increase of 32%. Revenues attributable to VideoGuide were not significant.

  Selling and Marketing Expenses. Selling and marketing expenses consist of advertising and marketing program costs, contracted services and salaries of marketing personnel, as well as operational costs required to support the Index Plus+ and TV Guide Plus+ data content services. Pro forma selling and marketing expenses in fiscal 1997 were $20.7 million, an increase of 33%. The increase was due primarily to the operational costs required to support the Index Plus+ and TV Guide Plus+ systems, as well as advertising and marketing expenses associated with the launch of the two systems. As reported selling and marketing expenses in fiscal 1997 were $22.8 million, a decrease of 28%. This decrease is attributable mainly to VideoGuide's marketing, promotional and product launch activities related to the VideoGuide Information System during fiscal 1996.

  Research and Development Expenses. Pro forma research and development expenses in fiscal 1997 were $10.7 million, an increase of 27%. The increase in research and development was due primarily to increased activities associated with the development and testing of Index Plus+ and TV Guide Plus+. As reported research and development expenses in fiscal 1997 were $12.5 million, a decrease of 10%, which reflects lower development costs incurred related to the VideoGuide Information System in fiscal 1997 when compared to fiscal 1996.

  General and Administrative Expenses. General and administrative expenses consist primarily of personnel cost for administration, finance, information systems, human resources and general management, as well as professional fees including legal and accounting services. Pro forma general and administrative expenses in fiscal 1997 were $12.2 million, an increase of 22%. The increase was due primarily to an increase in personnel cost to support the Company's licensing business on a worldwide basis, costs associated with VideoGuide's operations, as well as legal expenses associated with the patent litigation with StarSight. As reported general and administrative expenses in fiscal 1997 were $13.5 million, an increase of 9%.

  Income Tax Expense. As reported income tax expense was $8.4 million in fiscal 1997 compared to $5.5 million in fiscal 1996, an increase of $2.9 million. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of earnings before income taxes may vary from year to year. See Note 4 of the Notes to Consolidated Financial Statements.

 Fiscal 1996 Compared with Fiscal 1995 (as reported)

  Revenues. As reported revenues in fiscal 1996 were $53.9 million, an increase of 29%. This increase was due primarily to increased shipment of units incorporating the VCR Plus+ technology worldwide.

  Selling and Marketing Expenses. As reported selling and marketing expenses in fiscal 1996 were $31.4 million, an increase of 171%. The increase was due primarily to VideoGuide's marketing, promotional and product launch activities related to the VideoGuide Information System during fiscal 1996.

  Research and Development Expenses. As reported research and development expenses in fiscal 1996 were $13.9 million, an increase of 43%. The increase in research and development was due primarily to increased activities associated with the development and testing of the VideoGuide Information System as well as the Index Plus+ and TV Guide Plus+ systems.

  General and Administrative Expenses. As reported general and administrative expenses in fiscal 1996 were $12.4 million, an increase of 13%. The increase is due mainly to increased costs associated with VideoGuide's operations.

  Nonrecurring Expenses. During fiscal 1996, VideoGuide revalued its inventory of VideoGuide set-top receivers on-hand to net realizable value. Accordingly, VideoGuide recorded a charge to nonrecurring expenses of approximately $7.0 million. In addition, VideoGuide recorded a $12.5 million charge to reserve for units on order with the manufacturer under a fixed purchase commitment. Nonrecurring expenses in fiscal 1995 consist of professional fees and related costs associated with the Company's initial public offering that were incurred prior to the October 1994 postponement of the offering.

  Income Tax Expense. Income tax expense was $5.5 million in fiscal 1996 compared to $3.7 million in fiscal 1995, an increase of $1.8 million. The expected tax benefit for fiscal 1996 was limited due to uncertainty regarding realization of net operating loss carryforwards, tax credit carryforwards, and temporary differences between the tax basis of assets and liabilities and their reported amounts. See Note 4 of the Notes to Consolidated Financial Statements.

  Income from Discontinued Operation. In fiscal 1995, consistent with the Company's strategy to focus on the licensing of its technologies and systems, the Company discontinued the Handset Business effective

January 1, 1995. Income from discontinued operations reflected the Handset Business from April 1, 1994 through December 31, 1994. During such period, the Handset Business had a loss of $2.9 million, which was offset by a one-time tax gain of $8.1 million from the final settlement of previously assessed and accrued taxes with the Hong Kong Inland Revenue Department. See Note 3 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1997, the Company had cash and cash equivalents totaling $50.1 million, and working capital of $46.8 million. The increase in cash and cash equivalents and working capital is due primarily to positive cash flow from operations and net proceeds of $7.9 million from the Company's secondary offering in April 1996.

  Net cash provided by continuing operations amounted to $11.6 million for fiscal 1997, as compared to $10.9 million for fiscal 1996. The increase in net cash provided by continuing operations was primarily the result of increased license revenues.

  The Company's investing activities from continuing operations in fiscal 1997 primarily consisted of net purchases of marketable securities totaling $27.2 million and property and equipment expenditures and capitalized patent costs of $1.8 million. Such expenditures were financed by existing cash and cash equivalents.

  On December 12, 1996, the Company acquired all of the capital stock of VideoGuide for 475,000 Ordinary Shares of the Company. The merger was accounted for as a pooling of interests. The Company did not incur any material amount of costs associated with the merger. See Note 2 of the Notes to Consolidated Financial Statements.

  In August 1995, the Company exchanged 3,511,494 Ordinary Shares for all of the outstanding stock of E Guide. See Note 2 of the Notes to Consolidated Financial Statements.

  In connection with the Spin-Off, the Company distributed to shareholders $7.1 million in cash included in the net assets of the companies engaged in the Handset Business during fiscal 1995. During fiscal 1995, the Company also repaid amounts due to companies engaged in the Handset Business totaling $6.8 million. See Note 3 of the Notes to Consolidated Financial Statements.

  The Company does not have any material commitments for capital expenditures. However, the Company expects to incur significant marketing expenditures to launch new systems and to market new services and expects to incur significant research and development, and general and administrative expenses relating to these new systems and services over the next two to three years.

  The Company believes that the anticipated cash flow from operations, and existing cash and cash equivalent balances, will be sufficient to meet cash requirements at least through fiscal 1998.

CURRENCY FLUCTUATION AND EXCHANGE RATES

  The Consolidated Financial Statements of the Company are prepared in U.S. dollars in accordance with U.S. generally accepted accounting principles. The Company's transactions predominately occur in U.S. dollars. Gains and losses on currency transactions were immaterial for all periods presented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  There is nothing to report with regard to this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Information called for by this Item is set forth in the Company's Consolidated Financial Statements and related Notes herein as follows:

                                                                           PAGE
                                                                           ----
Independent Auditors' Report..............................................  33
Consolidated Balance Sheets as of March 31, 1996 and 1997.................  34
Consolidated Statements of Operations for each of the years in the three-
 year period ended March 31, 1997.........................................  35
Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended March 31, 1996...............................  36
Consolidated Statements of Cash Flows for each of the years in the three-
 year period ended March 31, 1997.........................................  37
Notes to Consolidated Financial Statements for the years ended March 31,
 1995, 1996 and 1997......................................................  38

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Gemstar International Group Limited:

  We have audited the accompanying consolidated balance sheets of Gemstar International Group Limited and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gemstar International Group Limited and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                                /s/ KPMG Peat Marwick LLP

Los Angeles, California
May 2, 1997

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MARCH 31,
                                                             -----------------
                                                               1996     1997
                                                             --------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents................................. $ 60,578  $50,054
  Marketable securities.....................................    3,519   29,141
  Prepaid expenses and other current assets.................    6,865    5,489
                                                             --------  -------
    Total current assets....................................   70,962   84,684
Property and equipment, net.................................    4,042    4,148
Marketable securities.......................................      --     1,535
Intangible assets, net......................................    4,227    3,928
Other assets................................................    1,366    2,463
                                                             --------  -------
                                                             $ 80,597  $96,758
                                                             ========  =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..................... $ 44,769  $33,176
  Current portion of deferred revenue.......................    4,213    4,754
                                                             --------  -------
    Total current liabilities...............................   48,982   37,930
Deferred revenue, less current portion......................    2,860    1,377
Other liabilities...........................................    2,435    5,161
Shareholders' equity:
  Preference shares, par value $.01 per share. Authorized
   50,000,000 shares, none issued...........................      --       --
  Ordinary shares, par value $.01 per share. Authorized
   500,000,000 shares; issued and outstanding 30,928,285
   shares at March 31, 1996 and 31,273,253 shares at
   March 31, 1997...........................................      310      313
  Additional paid-in capital................................   52,619   60,536
  Accumulated deficit.......................................  (26,554)  (8,469)
  Cumulative translation adjustments........................      (55)     (90)
                                                             --------  -------
    Net shareholders' equity................................   26,320   52,290
Commitments and contingencies (note 9)
                                                             --------  -------
                                                             $ 80,597  $96,758
                                                             ========  =======


          See accompanying Notes to Consolidated Financial Statements.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED MARCH 31,
                                                      -------------------------
                                                       1995     1996     1997
                                                      ------- --------  -------
Revenues............................................. $41,744 $ 53,869  $71,121
Operating costs and expenses:
  Selling and marketing..............................  11,598   31,397   22,756
  Research and development...........................   9,769   13,923   12,483
  General and administrative.........................  10,992   12,434   13,501
  Nonrecurring expenses..............................   1,710   19,526      --
                                                      ------- --------  -------
    Earnings (loss) from operations..................   7,675  (23,411)  22,381
Other income, net....................................     696    2,076    4,073
                                                      ------- --------  -------
    Earnings (loss) from continuing operations before
     income tax expense..............................   8,371  (21,335)  26,454
Income tax expense...................................   3,681    5,497    8,369
                                                      ------- --------  -------
Earnings (loss) from continuing operations...........   4,690  (26,832)  18,085
                                                      ------- --------  -------
Earnings from discontinued operations, net of tax....   5,197      --       --
                                                      ------- --------  -------
    Net earnings (loss).............................. $ 9,887 $(26,832) $18,085
                                                      ======= ========  =======
Per share data:
  Earnings (loss) from continuing operations......... $  0.17 $  (0.85) $  0.54
  Earnings from discontinued operations..............    0.18      --       --
                                                      ------- --------  -------
    Net earnings (loss).............................. $  0.35 $  (0.85) $  0.54
                                                      ======= ========  =======
Weighted average shares outstanding..................  28,159   31,458   33,378
                                                      ======= ========  =======


          See accompanying Notes to Consolidated Financial Statements.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                           ORDINARY                 RETAINED
                            SHARES     ADDITIONAL   EARNINGS   CUMULATIVE       NET
                         -------------  PAID-IN   (ACCUMULATED TRANSLATION SHAREHOLDERS'
                         SHARES AMOUNT  CAPITAL     DEFICIT)   ADJUSTMENTS    EQUITY
                         ------ ------ ---------- ------------ ----------- -------------
Balances at March 31,
 1994................... 23,736  $237   $ 3,829     $ 19,027      $ 373      $ 23,466
  Net earnings..........    --    --        --         9,887        --          9,887
  Dividend..............    --    --        --        (5,000)       --         (5,000)
  Distribution to
   shareholders.........    --    --        --       (22,545)       --        (22,545)
  Issuance of Ordinary
   Shares...............     82     1       390          --         --            391
  Equity adjustment from
   foreign currency
   translation..........    --    --        --           --        (462)         (462)
                         ------  ----   -------     --------      -----      --------
Balances at March 31,
 1995................... 23,818   238     4,219        1,369        (89)        5,737
  Net loss..............                             (26,832)                 (26,832)
  Sale of Ordinary
   Shares in initial
   public offering......  3,450    35    36,124          --         --         36,159
  Acquisition of common
   stock of E Guide,
   Inc..................  3,511    35         8          --         --             43
  Issuance of Ordinary
   Shares...............    149     2    12,268          --         --         12,270
  Adjustment for change
   in VideoGuide, Inc.
   year end.............    --    --        --        (1,091)       --         (1,091)
  Equity adjustment from
   foreign currency
   translation..........    --    --        --           --          34            34
                         ------  ----   -------     --------      -----      --------
Balances at March 31,
 1996................... 30,928   310    52,619      (26,554)       (55)       26,320
  Net earnings..........    --    --        --        18,085        --         18,085
  Sale of Ordinary
   Shares in secondary
   public offering......    345     3     7,917          --         --          7,920
  Equity adjustment from
   foreign currency
   translation..........    --    --        --           --         (35)          (35)
                         ------  ----   -------     --------      -----      --------
Balances at March 31,
 1997................... 31,273  $313   $60,536     $ (8,469)     $ (90)     $ 52,290
                         ======  ====   =======     ========      =====      ========


          See accompanying Notes to Consolidated Financial Statements.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      YEAR ENDED MARCH 31,
                                                   ----------------------------
                                                     1995      1996      1997
                                                   --------  --------  --------
Cash flows from operating activities:
  Continuing operations:
    Earnings (loss) from continuing operations...  $  4,690  $(26,832) $ 18,085
    Adjustments to reconcile earnings (loss) to
     net cash provided by continuing operations:
      Depreciation and amortization..............     1,418     1,932     1,980
      Deferred income taxes......................       117     1,547     2,754
      Changes in assets and liabilities:
        Prepaid expenses and other assets........       636    (5,617)    1,376
        Accounts payable and accrued expenses....     3,656    37,270   (11,593)
        Deferred revenue.........................        22     2,497      (942)
        Other liabilities........................       126        76       (28)
                                                   --------  --------  --------
        Net cash provided by continuing
         operations..............................    10,665    10,873    11,632
                                                   --------  --------  --------
  Discontinued operations:
    Earnings from discontinued operations, net of
     tax.........................................     5,197       --        --
    Adjustments to reconcile earnings to net cash
     provided by discontinued operations:
      Depreciation and amortization..............       659       --        --
      Decrease in receivable and revenue
       allowances................................      (374)      --        --
      Deferred income taxes......................    (8,100)      --        --
      Changes in working capital and other, net
       of spin-off of subsidiaries...............    11,549       --        --
                                                   --------  --------  --------
        Net cash provided by discontinued
         operations..............................     8,931       --        --
                                                   --------  --------  --------
        Net cash provided by operating
         activities..............................    19,596    10,873    11,632
                                                   --------  --------  --------
Cash flows from investing activities:
  Continuing operations:
    Cash payments of amounts due to related
     parties.....................................    (6,759)      --        --
    Decrease (increase) in due from related
     parties.....................................    (2,414)    2,414       --
    Purchase of marketable securities ...........       --     (3,637)  (35,870)
    Proceeds from sale of marketable securities..       --        118     8,713
    Additions to property and equipment..........    (1,157)   (3,108)     (918)
    Increase in intangible assets................    (1,007)     (826)     (869)
    Decrease (increase) in other assets..........       807      (368)   (1,097)
  Discontinued operations:
    Cash advanced under loans and advances to
     related parties.............................    (2,093)      --        --
    Additions to property and equipment..........      (472)      --        --
    Increase in other assets.....................       (66)      --        --
                                                   --------  --------  --------
        Net cash used in investing activities....   (13,161)   (5,407)  (30,041)
                                                   --------  --------  --------
Cash flows from financing activities:
 Continuing operations:
    Dividends paid...............................    (8,000)   (5,000)      --
    Proceeds from issuance of Ordinary Shares....     1,066    12,270       --
    Proceeds from public offerings of Ordinary
     Shares......................................       --     36,159     7,920
  Discontinued operations:
    Net repayments under notes payable to banks..      (217)      --        --
    Payments of long-term debt...................      (980)      --        --
    Cash included in net assets distributed to
     shareholders related to spin-off............    (7,095)      --        --
                                                   --------  --------  --------
        Net cash provided by (used in) financing
         activities..............................   (15,226)   43,429     7,920
                                                   --------  --------  --------
Effect of exchange rate changes on cash..........      (462)       34       (35)
                                                   --------  --------  --------
        Net increase (decrease) in cash and cash
         equivalents.............................    (9,253)   48,929   (10,524)
Cash and cash equivalents at beginning of year...    21,993    12,740    60,578
Adjustment for change in VideoGuide, Inc. year
 end.............................................       --     (1,091)      --
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $ 12,740  $ 60,578  $ 50,054
                                                   ========  ========  ========
Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest.....................................  $    605  $    --   $    --
    Income taxes.................................     4,653     3,807     6,128
                                                   ========  ========  ========
Noncash investing and financing activities:

 During the year ended March 31, 1995, the Company spun off Gemstar
  Manufacturing Holding Limited and its wholly owned subsidiaries to its shareholders. The book value of the net noncash assets of these companies was $15,450 (note 3).
 During the year ended March 31, 1996, the Company exchanged 3,511,494
  Ordinary Shares for all of the outstanding common stock of E Guide, Inc. (note 2).
 Effective December 12, 1996 the Company acquired all of the outstanding capital stock of VideoGuide, Inc. for 475,000 Ordinary Shares of the Company (note 2).

         See accompanying Notes to Consolidated Financial Statements.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

 Description of Business

  Gemstar International Group Limited ("Gemstar International Group") and its wholly and majority owned subsidiaries (collectively the "Company") develops, markets and licenses proprietary technologies and systems aimed at making technology user-friendly for consumers.

  As more fully discussed in Note 2, effective December 12, 1996, the Company acquired all of the outstanding capital stock of VideoGuide, Inc. ("VideoGuide"). The merger has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of VideoGuide.

 Principles of Consolidation

  The consolidated financial statements include the financial statements of Gemstar International Group and its wholly and majority owned subsidiaries. For all periods presented the minority interest in majority owned subsidiaries was immaterial. All significant intercompany balances and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

  Cash equivalents of $60,578,000 and $50,054,000 at March 31, 1996 and 1997,
respectively, consist of highly liquid investments, such as certificates of deposit and commercial paper with an original maturity of three months or less. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

 Marketable Securities

  The Company accounts for its investments in commercial paper and corporate bonds under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). Under SFAS No. 115, the Company must classify its marketable securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the intent and ability to hold until maturity. All other securities not included in trading or held-to-maturity categories are classified as available-for-sale. The Company has classified all its investments in commercial paper and corporate bonds as held-to-maturity securities.

 Inventories

  Inventories included in prepaid expenses and other current assets consist of VideoGuide set-top receivers. Inventories, all of which are finished goods, are stated at the lower of cost or market. Cost is determined on a first-in, first-out "FIFO" basis. VideoGuide revalued its inventories to net realizable value. See note herein regarding Nonrecurring Expenses.

 Investments

  Investments with ownership interests of less than 20% are accounted for under the cost method of accounting. Investments with ownership interests between 20% and 50% are accounted for under the equity method of accounting. Investments with ownership interests in excess of 50% are consolidated with the accounts of the Company.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

 Property and Equipment

  Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

      Machinery and equipment... 3 to 8 years
      Office furniture and
       equipment................ 5 to 8 years
      Property and leasehold
       improvements............. Shorter of estimated useful life or lease term

 Intangible Assets

  Intangible assets consist of capitalized patent and trademark costs and goodwill. Capitalized patent and trademark costs consist of direct costs associated with obtaining patents and trademarks. Patent and trademark costs are amortized on a straight line basis over seven to ten years, which is the expected useful life. Goodwill, which represents the excess of cost over net assets acquired, is amortized on a straight line basis over five years. The Company regularly assesses the recoverability of these intangible assets by determining whether the amortization of the balance over their remaining life can be recovered through undiscounted future operating cash flows of the assets.

 Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

 Accounting for Stock Options

  Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS
No. 123.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

 Use of Estimates

  Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

 Foreign Currency Translation

  The financial statements of foreign subsidiaries are translated into U.S. dollars. Gains and losses resulting from translation are accumulated in a separate component of shareholders' equity until the investment in the foreign entity is sold or liquidated. The Company's transactions predominately occur in U.S. dollars. Gains and losses on currency transactions were immaterial for all periods presented.

 Fair Value of Financial Instruments

  Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts payable and accrued expenses approximate their fair value because of their short maturities. The fair values of marketable securities are based on quoted market prices (Note 8).

 Revenue Recognition

  Revenues from nonrefundable initial sign-up fees collected upon signing of multiyear licensing contracts are deferred and recognized over the term of the agreement. Revenues under continuing license arrangements are recognized when license payments are due, generally when paid by the licensee.

 Research and Development Costs

  Research and development costs related to the design, development and testing of new systems, applications and technologies are charged to expense as incurred.

 Nonrecurring Expenses

  Nonrecurring expenses in fiscal 1996 represent a $7,064,000 charge recorded by VideoGuide to revalue its inventories to net realizable value. In addition, VideoGuide recorded a $12,462,000 charge to nonrecurring expenses to reserve for set-top receivers on order with a manufacturer under a fixed purchase commitment.

  Nonrecurring expenses in fiscal 1995 consist of professional fees and related costs associated with the Company's initial public offering that were incurred prior to the October 1994 postponement of the offering.

 Net Interest Income

  Net interest income, included in other income, net, totaled $627,000, $2,027,000 and $4,001,000 for each of the years in the three-year period ended March 31, 1997.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

 Income Taxes

  The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109") for all periods presented. SFAS No. 109 requires that deferred income taxes be recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Changes in tax rates and laws are reflected in earnings in the period such changes are enacted.

 Earnings (loss) per Share

  Earnings (loss) per share are based on the weighted average number of Ordinary Shares outstanding as adjusted for the reverse stock split (note 5) for all periods presented. The difference between primary and fully diluted earnings per share is immaterial for all periods presented.

  Pursuant to the requirements of the Securities and Exchange Commission, Ordinary Shares and stock options issued by the Company during the twelve months immediately preceding the Company's initial public offering date have been included in the calculation of the weighted average shares outstanding as if they were outstanding for all periods presented using the treasury stock method.

 Reclassifications

  Certain reclassifications have been made to prior years financial information to conform with the current year presentation.

(2) BUSINESS COMBINATIONS

 Merger with VideoGuide

  Effective December 12, 1996, the Company acquired all of the outstanding capital stock of VideoGuide for 475,000 Ordinary Shares of the Company. In addition, the Company assumed stock options which converted into options to purchase 16,529 Ordinary Shares of the Company. VideoGuide pioneered a set-top product featuring subscription-based, on-screen interactive television guide, news and sports services using data broadcast over a paging network.

  The merger has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of VideoGuide.

  Information concerning Ordinary Shares, employee stock options and per share data has been restated on an equivalent stock basis. Prior to the combination, VideoGuide's fiscal year ended on December 31. In recording the business combination, VideoGuide's financial statements for the year ended March 31, 1996 were combined with the Company's consolidated financial statements for the same period and VideoGuide's financial statements for the year ended December 31, 1994 were combined with the Company's consolidated financial statements for the year ended March 31, 1995. The retained earnings charge for VideoGuide's quarter ended March 31, 1995, to conform year ends, included a net loss of $1,091,000. VideoGuide had no revenues during the quarter ended March 31, 1995.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

(2) BUSINESS COMBINATIONS (CONTINUED)

  The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands).

                                                YEAR ENDED MARCH    SIX MONTHS
                                                      31,              ENDED
                                                -----------------  SEPTEMBER 30,
                                                 1995      1996        1996
                                                -------  --------  -------------
                                                                    (UNAUDITED)
     Revenues:
       Gemstar International Group............. $41,744  $ 53,436     $26,199
       VideoGuide..............................     --        433         754
                                                -------  --------     -------
     Combined.................................. $41,744  $ 53,869     $26,953
                                                =======  ========     =======
     Net earnings (loss):
       Gemstar International Group............. $14,016  $ 16,083     $ 8,517
       VideoGuide..............................  (4,129)  (42,915)     (4,555)
                                                -------  --------     -------
     Combined.................................. $ 9,887  $(26,832)    $ 3,962
                                                =======  ========     =======

  There were no significant transactions between the Company and VideoGuide prior to the combination, which required elimination, and no adjustments were required to conform accounting policies.

 Acquisition of E Guide

  In August 1995, the Company issued 3,511,494 Ordinary Shares to the shareholders of E Guide, Inc. ("E Guide") in exchange for all of the outstanding capital stock of E Guide. E Guide owns certain intellectual property rights connected with the Company's Guide Plus+ technology as well as other rights associated with the Company's Guide Plus+ and Index Plus+ technologies.


(3) DISCONTINUED OPERATIONS

  Effective January 1, 1995, the Company elected to discontinue the marketing and distribution of the VCR Plus+ technology through the sale of handsets (the "Handset Business") and to limit its operations solely to licensing activities. In connection with this decision the Company transferred all of its handset operations to Gemstar Manufacturing Holding Limited ("Holdings"), its then wholly owned subsidiary, and then distributed the shares of Holdings to the Company's shareholders (the "Spin-Off").

  In light of the independence of the Handset Business and its dissimilarity to the Company's continuing licensing business, the operations of the Handset Business have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

(3) DISCONTINUED OPERATIONS (CONTINUED)

  Net assets of Holdings and its subsidiaries distributed to the shareholders as a result of the Spin-Off were as follows (in thousands):

      Cash and cash equivalents...................................... $  7,095
      Noncash current assets.........................................   11,866
      Due from Gemstar International Group Limited and its
       subsidiaries..................................................    6,759
      Long term assets...............................................   15,520
      Total liabilities..............................................  (18,695)
                                                                      --------
      Net assets distributed to the shareholders..................... $ 22,545
                                                                      ========

  The results of the Handset Business have been reported separately as a component of discontinued operations on the accompanying consolidated statements of operations. Summarized results of the Handset Business to the Spin-Off effective date, January 1, 1995, included in the consolidated statements of operations for the year ended March 31, 1995 were as follows (in thousands):

      Net sales........................................................ $13,124
                                                                        =======
      Loss before income taxes......................................... $(2,903)
      Income tax benefit...............................................  (8,100)
                                                                        -------
        Earnings, net of tax........................................... $ 5,197
                                                                        =======

  During 1995, the Company reached a final settlement of certain taxes previously assessed by the Hong Kong Inland Revenue Department (IRD). The taxes assessed by the IRD relate to the discontinued operations of a company included in the Spin-Off for fiscal years 1991 through 1994. The amount of the final settlement with the IRD was substantially less than both the amount previously assessed by the IRD and accrued by the Company. Accordingly, the Company recognized a tax benefit of approximately $8,100,000 in the discontinued operations of the Handset Business for 1995.

  The Company continues to maintain a license agreement with a Holdings subsidiary that allows for the incorporation of the VCR Plus+ technology in the manufacture and distribution of handsets. Pursuant to the license agreement, the Holdings subsidiary pays the Company a per unit royalty fee based on unit shipments. Royalty fees totaled $136,000 for the three months ended March 31, 1995, and $112,000 and $1,446,000 for the years ended March 31, 1996 and 1997, respectively.

  The Company continues to maintain service relationships with certain Holdings subsidiaries. Pursuant to Services Agreements, the Holdings subsidiaries provide marketing and promotion services for the Company in their respective territories in connection with the Company's systems, maintain relationships with licensees and promote and monitor the publication of the PlusCode Numbers. The Company renegotiated the compensation provisions of the Service Agreements to provide for quarterly payments for services rendered based on a "cost plus" basis. Service fees paid to these companies totaled $1,458,000 for the three months ended March 31, 1995 and $7,100,000 and $8,300,000 for the years ended March 31, 1996 and 1997, respectively.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

(4) INCOME TAX EXPENSE

  Under the current British Virgin Islands law, income generated by entities incorporated under the International Business Companies Act in the British Virgin islands is not subject to taxation. However, certain subsidiaries are subject to taxation in countries where they operate. Additionally, license income payments received from licensees in certain tax jurisdictions are subject to foreign withholding taxes.

  The provision for income tax expense for continuing operations consists of the following (in thousands):

                                                            YEAR ENDED MARCH 31,
                                                            --------------------
                                                             1995   1996   1997
                                                            ------ ------ ------
      Current.............................................. $3,564 $3,950 $5,615
      Deferred.............................................    117  1,547  2,754
                                                            ------ ------ ------
        Total.............................................. $3,681 $5,497 $8,369
                                                            ====== ====== ======

  The significant components of deferred income taxes attributable to earnings from continuing operations before income tax expense are as follows (in thousands):

                                                        YEAR ENDED MARCH 31,
                                                        -----------------------
                                                         1995     1996    1997
                                                        -------  ------  ------
      Deferred tax expense (benefit)................... $(1,777) $  (90) $1,004
      Change in valuation allowance for deferred tax
       assets..........................................   1,894   1,637   1,750
                                                        -------  ------  ------
        Total.......................................... $   117  $1,547  $2,754
                                                        =======  ======  ======

  A reconciliation of the expected U.S. Federal tax rate to the effective tax rate for continuing operations is as follows:

                                                      YEAR ENDED MARCH 31,
                                                      ------------------------
                                                       1995     1996     1997
                                                      ------   ------   ------
      Expected U.S. Federal tax rate.................     35%      35%      35%
      Foreign withholding taxes......................     28       18       11
      Foreign earnings not subject to taxation.......    (49)     (61)     (21)
      Change in the valuation allowance..............     32        8        7
      Other..........................................     (2)      --       --
                                                      ------   ------   ------
        Actual effective tax rate....................     44%      --%      32%
                                                      ======   ======   ======

  Deferred taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

(4) INCOME TAX EXPENSE (CONTINUED)

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

                                                                  MARCH 31,
                                                               ----------------
                                                                1996     1997
                                                               -------  -------
   Deferred tax assets:
     Deferred revenue........................................  $   652  $   740
     Tax credits available for carryforward to future
      periods................................................    3,635    4,052
     Tax losses available for carryforward to future periods.    3,239      --
     Accrued expenses........................................      628      739
     Start-ups costs.........................................      --     4,120
                                                               -------  -------
       Gross deferred tax assets.............................    8,154    9,651
   Valuation allowance.......................................   (5,986)  (7,736)
                                                               -------  -------
       Deferred tax assets, net of valuation allowance.......    2,168    1,915
   Deferred tax liability--taxes provided on intercompany
    income...................................................   (3,713)  (6,214)
                                                               -------  -------
       Net deferred tax liability............................  $(1,545) $(4,299)
                                                               =======  =======

  Net deferred tax liability is included in other liabilities in the accompanying consolidated balance sheets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable earnings in specific tax jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable earnings and tax planning strategies in making this assessment.

  At March 31, 1997, the Company had available foreign tax credit carryforwards aggregating $4,052,000 to offset future United States income taxes expiring through 2002. The tax credit carryforwards are subject to certain limitations under United States tax laws with respect to the annual use of such carryforwards which include, among other things, certain changes in stock ownership.

  Based upon the level of historical taxable earnings and projections of future taxable earnings over the periods which the deferred tax assets are deductible, management has concluded that it is more likely than not that the Company will realize the benefits of these deductible differences at March 31, 1997, net of reserves established.

  The United States Internal Revenue Service is currently examining the Company's Federal income tax returns for the years ended March 31, 1991, 1992 and 1993. While the ultimate outcome of the examination cannot be determined with assurance at the present time, the Company believes that tax liabilities have been adequately accrued in the accompanying consolidated financial statements and that the impact of audit assessments, if any, will not have a significant impact upon the Company's financial position or results of operations.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997


(5) SHAREHOLDERS' EQUITY

  In August 1995, the Company's Board of Directors authorized a one-for-two reverse stock split of all the Company's outstanding Ordinary Shares. The reverse stock split was effected in September 1995 under British Virgin Islands law through a pro rata redemption, for no value, of one-half of all outstanding Ordinary Shares. For financial statement purposes, all references to share information for all periods presented have been adjusted to give effect to the reverse stock split.

  During 1995, the Company's Board of Directors declared a $5,000,000 cash dividend which was paid on April 7, 1995.

  On April 16, 1996, the Company completed the sale of 345,000 Ordinary Shares in a secondary public offering.

  Effective December 12, 1996, the Company acquired all of the outstanding capital stock of VideoGuide for 475,000 Ordinary Shares of the Company (Note
2).

(6) STOCK INCENTIVE PLAN

  Pursuant to the Company's 1994 Stock Incentive Plan as amended, (the "Plan"), the Company's Compensation Committee may grant stock options to purchase Ordinary Shares of the Company to employees of the Company (including executive officers) and certain other persons (including directors and consultants) who are eligible to participate in the Plan.

  As of March 31, 1997, the number of Ordinary Shares reserved for issuance under the Plan was 5,600,000 Ordinary Shares. At the Company's Annual Meeting on May 1, 1997, the Company's shareholders approved and adopted an amendment to increase the number of shares reserved for issuance by 3,500,000 to 9,100,000 Ordinary Shares.

  Subject to early termination or acceleration provisions, a stock option generally will be exercisable, in whole or in part, from the date specified in the related award agreement until the expiration date determined by the Compensation Committee. In no event, however, is a stock option exercisable prior to six months, or after ten years, from its date of grant.

  At March 31, 1997, there were 687,971 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during fiscal 1996 and 1997 was $10.25 and $15.57, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                       YEAR ENDED MARCH 31,
                                                       --------------------
                                                          1996         1997
                                                       ----------   ----------
   Expected dividend yield............................         --%          --%
   Risk-free interest rate............................        6.5%         5.5%
   Expected volatility................................         81%          81%
   Expected life (years)..............................         10           10

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

(6) STOCK INCENTIVE PLAN (CONTINUED)

  The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) would have been reduced to the pro forma amounts indicated below:

                                                          YEAR ENDED MARCH 31,
                                                          ----------------------
                                                             1996       1997
                                                          ----------  ----------
   Net earnings (loss)
     As reported......................................... $  (26,832) $  18,085
     Pro forma...........................................    (41,106)     4,955
   Net earnings (loss) per share.........................
     As reported.........................................      (0.85)      0.54
     Pro forma...........................................      (1.31)      0.15

  Pro forma net earnings (loss) reflects only options granted in fiscal 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting period of 3 years and compensation cost for options granted prior to April 1, 1996 is not considered.

  Stock option activity during the periods indicated is as follows:

                                             YEAR ENDED MARCH 31,
                               -------------------------------------------------
                                         1996                     1997
                               ------------------------ ------------------------
                                NUMBER     WEIGHTED-     NUMBER     WEIGHTED-
                                  OF        AVERAGE        OF        AVERAGE
                                SHARES   EXERCISE PRICE  SHARES   EXERCISE PRICE
                               --------- -------------- --------- --------------
Outstanding at beginning of
 year........................        --         --      4,511,737     $11.93
  Granted....................  4,511,737     $11.93       500,292     $18.31
  Exercised..................        --         --            --         --
  Forfeited..................        --         --            --         --
  Expired....................        --         --            --         --
                               ---------                ---------
Outstanding at end of year...  4,511,737     $11.93     5,012,029     $12.57
                               =========                =========
Options exercisable at end of
 year........................  1,564,286     $11.90     3,028,746     $11.91
                               =========                =========

  At March 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $11.90-$24.00 and 7.4 years, respectively.

(7) 401(K) PLAN

  During fiscal 1997, the Company established a 401(k) benefit plan ("401(k) Plan") allowing an employee to contribute up to a maximum of 15% gross salary or $9,500, whichever is less. The Company will match the employee's contributions based on certain percentages of the employee's contributions, as defined, up to IRS applicable limits. The Company made contributions of $77,000 to the 401(k) Plan during the year ended March 31, 1997.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997


(8) SELECTED BALANCE SHEET ACCOUNTS

  Marketable securities at amortized cost by major security type and class of security consists of the following (in thousands):

                                                                   MARCH 31,
                                                                 --------------
                                                                  1996   1997
                                                                 ------ -------
     U.S. Treasury securities................................... $  --  $ 8,638
     Corporate debt securities..................................  3,519  22,038
                                                                 ------ -------
                                                                 $3,519 $30,676
                                                                 ====== =======

  The amortized cost of the marketable securities approximated fair value at March 31, 1996 and 1997. Marketable securities at March 31, 1997 due after one year through five years amounts to $1,535,000. No realized gains or losses were included in income in 1996 and 1997 as all investments were held to maturity.

  Property and equipment, at cost, consists of the following (in thousands):

                                                                  MARCH 31,
                                                               ----------------
                                                                1996     1997
                                                               -------  -------
     Machinery and equipment.................................. $ 2,665  $ 3,076
     Office furniture and equipment...........................   2,658    3,149
     Property and leasehold improvements......................     707      723
                                                               -------  -------
                                                                 6,030    6,948
     Less accumulated depreciation and amortization...........  (1,988)  (2,800)
                                                               -------  -------
       Property and equipment, net............................ $ 4,042  $ 4,148
                                                               =======  =======

  Intangible assets consist of the following (in thousands):

                                                                  MARCH 31,
                                                               ----------------
                                                                1996     1997
                                                               -------  -------
     Patents and trademarks................................... $ 6,098  $ 6,967
     Goodwill.................................................   1,025    1,025
                                                               -------  -------
                                                                 7,123    7,992
     Less accumulated amortization............................  (2,896)  (4,064)
                                                               -------  -------
         Intangible assets, net............................... $ 4,227  $ 3,928
                                                               =======  =======

  Amortization expense charged to continuing operations for each of the years in the three-year period ended March 31, 1997 was $950,000, $1,081,000 and $1,168,000, respectively.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997


(8) SELECTED BALANCE SHEET ACCOUNTS (CONTINUED)

  Accounts payable and accrued expenses consists of the following (in thousands):

                                                                   MARCH 31,
                                                                ---------------
                                                                 1996    1997
                                                                ------- -------
      Accounts payable and accrued expenses.................... $30,032 $15,216
      Accrued purchase commitments.............................  12,462  14,436
      Accrued payroll and related benefits.....................   2,275   3,524
                                                                ------- -------
        Total.................................................. $44,769 $33,176
                                                                ======= =======

(9) COMMITMENTS AND CONTINGENCIES

  The Company leases various facilities under long-term noncancelable operating leases. Future minimum lease payments are as follows (in thousands):

       Fiscal year ended March 31:
         1998........................................................... $  942
         1999...........................................................    811
         2000...........................................................    613
         2001...........................................................    428
         2002...........................................................    150
                                                                         ------
                                                                         $2,944
                                                                         ======

  Rent expense related to continuing operations under operating leases for each of the years in the three-year period ended March 31, 1997 was $993,000 $1,077,000, and $1,165,000, respectively.

  The Company has an agreement to purchase transmission services. This agreement is cancelable without material financial penalty; however, if the agreement is canceled, the Company would have to find alternative providers for such services. Future minimum payments under such agreement are as follows (in thousands):

       Fiscal year ended March 31:
         1998.......................................................... $ 2,784
         1999..........................................................   2,784
         2000..........................................................   2,784
         2001..........................................................   1,160
                                                                        -------
                                                                        $ 9,512
                                                                        =======

  The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company, the resolution of such matters will not have a material effect on its financial condition or results of operations.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997


(10) BUSINESS SEGMENT REPORTING

  Customers constituting 10% or more of revenues are as follows:

                                                                    YEAR ENDED
                                                                    MARCH 31,
                                                                  ----------------
                                                                  1995  1996  1997
                                                                  ----  ----  ----
      Customer A.................................................  --    --    11%
      Customer B.................................................  10%   10%   --

  A summary of the Company's revenues and earnings (loss) from continuing operations before taxes by geographic area is as follows (in thousands):

                                                      YEAR ENDED MARCH 31,
                                                    --------------------------
                                                     1995      1996     1997
                                                    -------  --------  -------
   Revenues:
     United States................................. $15,267  $ 19,990  $25,548
     Foreign (1)...................................  26,477    33,879   45,573
                                                    -------  --------  -------
       Total....................................... $41,744  $ 53,869  $71,121
                                                    =======  ========  =======
   Earnings (loss) from operations (2):
     United States................................. $(9,546) $(41,562) $(7,114)
     Foreign.......................................  17,221    18,151   29,495
                                                    -------  --------  -------
       Total....................................... $ 7,675  $(23,411) $22,381
                                                    =======  ========  =======

--------
(1) Revenues from license fees included in foreign are principally earned by entities in the British Virgin Islands.
(2) Earnings (loss) from operations consists of total revenues less operating expenses and does not include other income.

  A summary of the Company's identifiable assets by geographic area which represents those assets used in the Company's operations in each area are as follows (in thousands):

                                                                MARCH 31,
                                                         -----------------------
                                                          1995    1996    1997
                                                         ------- ------- -------
   Identifiable assets:
     United States...................................... $ 6,720 $14,844 $20,111
     Foreign............................................  16,906  65,753  76,647
                                                         ------- ------- -------
       Total............................................ $23,626 $80,597 $96,758
                                                         ======= ======= =======

(11) MERGER WITH STARSIGHT TELECAST, INC.

  On December 23, 1996, the Company and StarSight Telecast, Inc. ("StarSight") entered into a merger agreement which provides for the Company's acquisition of StarSight. Upon the close of the merger, each share of StarSight common stock will be converted into 0.6062 shares of the Company's Ordinary Shares. The Company also assumed options and warrants to purchase StarSight stock that remain outstanding as options or warrants to purchase the Company's Ordinary Shares.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

(11) MERGER WITH STARSIGHT TELECAST, INC. (CONTINUED)

  If completed, the merger will be accounted for as a pooling-of-interests, and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of StarSight. The merger is expected to be completed in May 1997.

  The following unaudited pro forma data summarizes the combined results of operations of the Company and StarSight as if the combination had been consummated on March 31, 1997 (in thousands):

                                                       YEAR ENDED MARCH 31,
                                                      -------------------------
                                                       1995     1996     1997
                                                      -------  -------  -------
   Revenues.......................................... $41,814  $55,782  $79,819
   Loss from continuing operations................... (27,270) (58,612)  (7,676)
   Loss from continuing operations per share.........   (0.67)   (1.32)   (0.16)

  There were no significant transactions between the Company and StarSight prior to consummation of the business combination which require elimination, and no adjustments are anticipated to conform accounting policies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There is nothing to report with regard to this Item.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth certain information regarding the Company's directors and executive officers as of March 31, 1997:

                                                      DIRECTOR     EXECUTIVE
        NAME        AGE POSITION AND OFFICE            SINCE     OFFICER SINCE
        ----        --- -------------------         ------------ -------------
 Thomas L. H. Lau..  42 Chairman of the Board and
                        Director                    April, 1992       --
 Henry C. Yuen.....  48 Chief Executive Officer
                        and Director                April, 1992  August, 1994
 Daniel S. W. Kwoh.  48 Senior Vice President--
                        Technology                       --      August, 1994
 Wilson K. C. Cho..  47 Senior Vice President--
                         Engineering and
                         Operations                      --      August, 1994
 Elsie Ma Leung....  50 Chief Operating Officer,
                        Chief Financial Officer
                        and Director                April, 1994  August, 1994
 Roy J. Mankovitz..  56 Assistant Secretary,
                         Corporate Counsel--
                         Intellectual Property
                         and Director               August, 1994 August, 1994
 Larry Goldberg....  49 Secretary, Corporate
                        Counsel and Director        August, 1994 August, 1994
 George F. Carrier.  78 Director                    August, 1994      --
 Teruyuki Toyama...  66 Director                    August, 1994      --

  Mr. Thomas Lau has been a Director of the Company since April 1992 and currently serves as Chairman of the Board. Mr. Lau has also served as Executive Director of Chinese Estates Holdings Limited since 1986 and as Executive Director of Evergo International Holdings Co. since 1985.

  Dr. Henry Yuen's principal occupation for the past five years has been Chief Executive Officer of the Company. Dr. Yuen has been a Director of the Company since April, 1994. Prior to his employment with the Company, Dr. Yuen worked at TRW as a research scientist.

  Dr. Daniel Kwoh has served as Senior Vice President--Technology of the Company since August, 1994. He has also served as head of the Company's Research and Development Department since 1989.

  Dr. Wilson Cho has served as Senior Vice President--Engineering and Operations of the Company since August, 1994. Since 1990, Dr. Cho has also served as Director and General Manager of Gemstar Development Ltd. (an affiliated company) and his duties include responsibility for research and development.

  Ms. Elsie Ma Leung joined the Company in August 1994. Ms. Leung currently serves as Chief Financial Officer, Chief Operating Officer and Director. Prior to joining the Company, Ms. Leung was the founder and managing partner of Leung Kaufman & Co., an accounting firm where she worked from 1983 to 1993, Ms. Leung was the Chief Financial Officer of American Plant Growers Inc. from 1978 to 1983.

  Mr. Roy Mankovitz has served the Company as Assistant Secretary and Corporate Counsel--Intellectual Property and as a Director since August, 1994. Previously, Mr. Mankovitz was Consultant and Corporate Counsel to GDC. Mr. Mankovitz was a member of the law firm Christie, Parker & Hale from 1990 to 1991. Mr. Mankovitz also served as of counsel to the same law firm from 1991 to 1993.

  Mr. Larry Goldberg has served as Secretary, Corporate Counsel and Director of the Company since August, 1994. From 1991 to 1993, Mr. Goldberg was a consultant to Gemstar Development Corporation ("GDC"). Mr. Goldberg was a partner of the law firm Schneider, Goldberg, Rohataner & Yuen from 1985 to 1993 and currently is of counsel to the firm.

  Dr. George Carrier has served as an outside director of the Company since 1995. Dr. Carrier's principal occupation is as a consultant relating to engineering sciences and glass furnace design.

  Mr. Teruyuki Toyama has served as an outside director of the Company since August, 1994. Mr. Toyama's occupation since 1994 has been Representative Director of Overseas Courier Service Co. Ltd. Prior to his employment with Overseas Courier Service Co., Ltd., Mr. Toyama was the Senior Managing Director and Representative Director of Ashahi Shimbun Co. Ltd.

  The Board of Directors is divided into three classes: Class I, Class II, and Class III. The Class I directors consist of Messrs. Mankovitz and Goldberg; the Class II directors consist of Dr. Carrier and Mr. Toyama; and the Class III directors consist of Mr. Lau, Dr. Yuen and Ms. Leung. Each director serves for a term ending following the third annual meeting following the annual meeting at which such director was elected. The terms of office of directors in Class I, Class II and Class III end following the annual meetings in 1999, 1997 and 1998, respectively. The appointment of all officers is subject to the discretion of the Board of Directors.

  If the Merger with StarSight is consummated the Company's Board of Directors will be expanded to ten persons, seven of whom shall have served on the Company's board of directors immediately prior to the Effective Time, and three of whom shall have served on the StarSight board of directors immediately prior to the Effective Time. The former Starsight directors who will serve on the Company's Board of directors are (i) George Smith, who will serve as a Class I director of the Company, (ii) James Meyer, who will serve as a Class II director of the Company, and (iii) Ajit Dalvi, who will serve as a Class III director of the Company, and whose terms on the Company's board of director shall expire at the time of the Company's 1999, 2000, and 1998 Annual Meetings of the shareholders, respectively. If, prior to the Effective Time, any of the above named persons shall decline or be unable to serve as a director, then the party that designated such director, either the Company or StarSight, shall designate another person, which person shall be reasonably satisfactory to the other party, to serve as director in lieu of the original designee.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth all compensation awarded to, earned by, or paid to the Company's principal executive officer and the four most highly compensated executive officers whose salary and bonuses exceeded $100,000 for services rendered to the Company in all capacities for fiscal years ended 1997, 1996 and 1995:

                          SUMMARY COMPENSATION TABLE

                                                        LONG TERM
                                       ANNUAL          COMPENSATION
                                 COMPENSATION(1)(2)       AWARDS
                              ------------------------ ------------
                                                        SECURITIES   ALL OTHER
                              FISCAL  SALARY   BONUS    UNDERLYING  COMPENSATION
NAME AND PRINCIPAL POSITIONS   YEAR    ($)      ($)     OPTIONS(#)     ($)(3)
----------------------------  ------ -------- -------- ------------ ------------
Henry C. Yuen...............   1997  $648,000 $518,400        --      495,681
 Chief Executive Officer and
  President                    1996   540,000  432,000  2,600,000     495,681
                               1995   450,000  360,000        --
Elsie Ma Leung..............   1997   475,000  190,000        --        4,076
 Chief Operating Officer and
  Chief Financial Officer      1996   326,875  130,750    410,000
                               1995   231,250   92,500        --
Roy J. Mankovitz............   1997   423,000  169,200        --        4,658
 Asst. Secretary, Corporate
 Counsel--Intellectual         1996   352,500  141,000    372,500
 Property                      1995   293,750  117,500        --
Larry Goldberg..............   1997   324,000  129,600        --        4,427
 Secretary and Corporate
  Counsel                      1996   270,000  108,000    372,500
                               1995   225,000   90,000        --
Thomas L. H. Lau............   1997   360,000      --         --
 Chairman of the Board         1996   270,000      --     230,000
                               1995   225,000  240,000        --
Daniel S. W. Kwoh...........   1997   396,000  158,400        --        4,338
 Senior Vice President--
  Technology                   1996   330,000  132,000    115,000
                               1995   275,000  110,000        --

--------
(1) No individual listed in the table received aggregate other compensation exceeding $50,000 or 10% of the compensation reported in the table for such individual.

(2) The salary paid to each of the listed executive officers represents each such officer's adjusted base salary for each of the indicated fiscal years, calculated pursuant to the applicable formula under such officer's employment agreement with Gemstar Development Corporation ("GDC"). The bonuses paid to Dr. Yuen represent the aggregate amounts of Dr. Yuen's merit bonus and annual incentive bonus for each of the indicated fiscal years, calculated pursuant to the applicable formula under the Employment Agreement between the Company and Dr. Yuen. The bonuses paid to each of Messrs. Lau, Kwoh, Mankovitz and Goldberg and Ms. Leung represent the amount of the annual incentive bonus paid to each such officer for each of the indicated fiscal years, calculated pursuant to the applicable formula in such officer's employment agreement with GDC or the Company, as the case may be.

(3) GDC provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees and not included in this column pursuant to the Securities and Exchange Commission's rules. The amounts shown in this column include the following:

    (a) Matching contributions by GDC under the Gemstar Employees 401(k) and Profit Sharing Plan , which permits salaried employees to make tax-deferred contributions of a portion of their base compensation pursuant to Section 401(k) of the Code. Under the Plan, GDC will match 100% of 3% of a participant's compensation up to $16,667 contributed as elective deferrals and 50% of 3% of a participant's compensation in excess of $16,667 contributed as elective deferrals up to applicable limits under the Code. During fiscal 1997, GDC's matching contributions were $4,076, 4,338, 4,658 and 4,427 for Ms. Leung, Mr. Kwoh, Mr. Mankovitz and Mr. Goldberg, respectively.

  (b) Represents premiums paid for split dollar life insurance policies.

EMPLOYMENT AGREEMENTS

 Employment Agreement with Dr. Yuen

  Dr. Yuen has entered into an employment agreement with Gemstar Development Corporation ("GDC") dated as of April 1, 1994 and amended on August 16, 1995 (the "Yuen Employment Agreement"). The Yuen Employment Agreement provides for an initial term ending on March 31, 1998, with two automatic two-year renewals unless terminated sooner at least six months prior to the expiration of the initial term or any renewal term.

  Dr. Yuen's initial base salary under the Yuen Employment Agreement is $450,000 per year, subject to an annual adjustment based upon the Consumer Price Index and the Company's revenues and net earnings. The Yuen Employment Agreement also provides for the payment to Dr. Yuen of an annual incentive bonus, based upon the growth of the Company. Dr. Yuen is also entitled to a $1,000 a month automobile allowance and other benefits, including, without limitation, health insurance and participation in bonus, incentive and stock option or extra compensation plans.

  Under the Yuen Employment Agreement, all inventions, patents, copyrights and other intellectual property which (i) are developed by Dr. Yuen while performing his duties for GDC or using the GDC's equipment or trade secret information, (ii) are related at the time of conception to GDC's business or actual or demonstrably anticipated research, or (iii) result from any work performed by Dr. Yuen for GDC, are the property of GDC, provided GDC can show by clear and convincing evidence that such property is GDC's property.

 Other Agreements

  GDC has entered into employment agreements with Ms. Leung and with Messrs. Kwoh Goldberg and Mankovitz and the Company has entered into an employment agreement with Dr. Lau, all of which contain substantially similar provisions (hereinafter, these employment agreements are sometimes collectively referred to as the "Other Agreements," and the named executive officers who have entered into these agreements are sometimes collectively referred to as the "Other Executives"). The term of the employment agreements with Messrs. Lau, Kwoh, Goldberg, and Mankovitz is from April 1, 1994 to March 31, 2001, with no provision for renewal. The term of the employment agreement with Ms. Leung runs through March 31, 1999, at which time her agreement will be automatically renewed for an additional two-year term unless, at least six months prior to the expiration of the term of the agreement, either Ms. Leung or GDC gives written notice to terminate the agreement.

  Each of the Other Agreements provides for a base salary subject to an annual adjustment based upon the Consumer Price Index and the Company's revenues and net earnings. Each of the Other Executives is also entitled under his or her employment agreement to an annual incentive bonus based upon the growth of the Company.

  The employment agreements with Ms. Leung and Messrs. Lau, Kwoh, Goldberg and Mankovitz provide that, in the event the Company (or GDC, as applicable) is involved in a merger or a sale of all or substantially all of its assets to another entity, the Company (or GDC) will (or will cause a successor to) provide for such adjustment to such executive officers' compensation as may be necessary to preserve, as nearly as practicable, the payment of his base salary and certain other benefits under such agreements. The Other Executives are also entitled under their employment agreements to such other benefits, including, without limitation, health insurance and participation in bonus, incentive, stock option or extra compensation plans, to which they would otherwise be entitled by virtue of their employment with the Company (or GDC).

  Each of the Other Agreements provides that termination of the Other Executives (or termination of any compensation or benefits payable to the Other Executives under the Other Employment Agreements) may be effected upon the occurrence of certain specified events. In addition, the Other Agreements (other than the Mankovitz and Kwoh employment agreements) provide that all inventions, patents, copyrights and other intellectual property developed or conceived by the Other Executives during the term of the Other Employment Agreements which are competitive with any existing products or services of the Company or its affiliates, are the property of the Company (or GDC, as the case may be). Under the Mankovitz and Kwoh employment agreements, all inventions, patents, copyrights and other intellectual property which (i) are developed during the term of the agreement while the inventor was performing duties for trhe Company (or GDC) or using the Company's (or GDC's) equipment or trade secret information, (ii) are related at the time of completion to the Company's (or GDC's) business or actual or demonstrably anticipated research, or (iii) result from any work performed by the inventor for the Company (or
GDC), are the property of the Company (or GDC) provided such entity can show by clear and convincing evidence that such property is such entity's property. All other intellectual property belongs to the Other Executives.

COMPENSATION OF DIRECTORS

  The Company will pay each director who is not an employee of the Company $25,000 per year for services as a director of the Company and $1,000 per Board or Committee meeting attended. All directors are reimbursed for their out-of-pocket expenses incurred in connection with attendance at meetings of, and other activities relating to service on, the Board of Directors or any Board Committee. In addition, directors who are not full-time employees are eligible to participate in, and each director has received awards pursuant to, the Company's 1994 Stock Incentive Plan. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

1994 STOCK INCENTIVE PLAN

  The Company and its subsidiaries established the 1994 Stock Incentive Plan (as amended, the "Plan") to attract, reward and retain personnel and to provide long-term incentives to those key employees (including executive officers and directors of the Company and its subsidiaries) and certain other eligible persons, including non-employee directors, certain consultants, advisors and agents who render or have rendered bona fide services to the Company or a subsidiary (collectively, "Eligible Persons"). The Plan is administered by the Company's Compensation Committee (the "Compensation Committee"). The Compensation Committee is empowered to grant options to purchase Ordinary Shares ("Options") to any Eligible Person, interpret the Plan and make other determinations thereunder.

  An Option is the right to purchase Ordinary Shares at a future date at a specified price ("Option Price") equal to the fair market value on the date of the grant as determined by the Compensation Committee. The Option Price will generally be the closing price for one Ordinary Share reported on the Nasdaq Stock Market ("fair market value") on the date of grant or such lesser amount as may be determined by the Compensation Committee. Typically, the only consideration received by the Company for the grant of an Option under the Plan will be the rendering of services by the optionee to or for the benefit of the Company.

 Ordinary Shares Issuable Upon the Exercise of Options Granted Under the Plan

  As of March 31, 1997, the number of Ordinary Shares reserved for issuance under the Plan was 5,600,000 Ordinary Shares. On December 22, 1996, the Company's board of directors approved an amendment to the Plan which would increase the number of shares reserved for issuance under the Plan by 3,500,000 Gemstar Ordinary Shares bringing the total number of Ordinary Shares reserved for issuance to 9,100,000. (the "Amendment to the Plan"). The Company's board of directors approved the Amendment to the Plan, in part, in order to provide for sufficient Ordinary Shares to accommodate the assumption of the Starsight Stock Options in accordance with the Merger Agreement and to increase the number of Ordinary Shares available for future grant.

  Shares relating to Options which are not exercised or which expire or are cancelled will again become available for grant under the Plan to the extent permitted by law. The maximum number of Ordinary Shares that may be delivered pursuant to Options granted during any one-year term to any individual Eligible Person under the Plan may not exceed 6,000,000 shares, subject to certain adjustments.

 Grants of Options

  In addition to the Options and Adjusted Warrants to be granted in the Merger in accordance with the Merger Agreement (see Item 1 "Business--Proposed Merger with StarSight"), on December 22, 1996, the Board agreed to grant to certain employees of StarSight, upon the Effective Time, options to purchase in the aggregate 211,000 shares of Ordinary Shares, each with an exercise price equal to the fair market value of Gemstar Ordinary Shares at the effective time of the Merger. Such options are to become exercisable as to 1/48th of the shares subject to the Option each month, provided that the Option may not be exercised for one year following the Effective Time. These Options are 10-year Options, subject to earlier termination in certain events.

  On December 17, 1996, the Compensation Committee granted options under the Plan to employees relating to 350,000 Ordinary Shares. Certain of these options vest in annual, one-fifth installments over a five-year period and others in annual, one-third installments over a three-year period. All of these options are exercisable at a price of $17.75 per Ordinary Share.

  On December 12, 1996, each stock option to purchase shares of VideoGuide outstanding immediately prior to the effective time of the VideoGuide Merger under VideoGuide's stock option plan which had not been exercised in accordance with its terms, was assumed under the Plan by the Company on substantially the same terms and conditions as were applicable under the VideoGuide stock option plan. The number of full Ordinary Shares of the Company the holder of such stock option is entitled to receive and the exercise price were adjusted based on the exchange ratio provided for in the Merger Agreement. The VideoGuide stock options converted into Options to purchase in the aggregate 16,529 Ordinary Shares. These Options vest in annual, one-third installments over a three-year period from their original VideoGuide grant date, and are exercisable at a price of $16.11 per Ordinary Share.

  On November 8, 1996, the Compensation Committee granted options under the Plan to non-executive employees relating to 125,000 Ordinary Shares. These options vest in annual, one-third installments over a three year period and are exercisable at a price of $18.75 per Ordinary Share.

  On August 1, 1996, the Compensation Committee granted options under the Plan to one non-executive employee to acquire 25,000 Ordinary Shares. The Options vest at the end of one year and are exercisable at a price of $24.00 per Ordinary Share.

  On January 22, 1996, the Compensation Committee granted Options under the Plan to one non-executive employee to acquire 10,000 Ordinary Shares. The Options vest at the end of a three-year period and are exercisable at a price of $19.98 per Ordinary Share.

  On August 16, 1995, the Board granted 10-year Options relating to 4,485,500 Ordinary Shares to 12 Eligible Persons under the Plan. These Options are exercisable at a price of $11.90 per Ordinary Share.

  The table below sets forth, with respect to the Company's directors and executive officers, the Options granted under the Plan as of March 31, 1997 and the number of Ordinary Shares subject to such Options. The options in the following table were granted under the Plan as previously approved by the shareholders:

                PLAN BENEFITS TO GEMSTAR OFFICERS AND DIRECTORS
                             AS OF MARCH 31, 1997

                           NUMBER OF                                VESTING SCHEDULE
                            GEMSTAR                                -------------------
                          OUTSTANDING                                        AMOUNT OF
   NAME AND POSITION      OPTIONS(1)  DATE GRANTED  EXERCISE PRICE   DATE     SHARES
   -----------------      ----------- ------------- --------------   ----    ---------
Thomas L. H. Lau
  Chairman..............     230,000  Aug. 16, 1995     $11.90     8/16/96 -    86,250
                                                                   8/16/97 -    57,500
                                                                   8/16/98 -    86,250
Henry C. Yuen
  Chief Executive
   Officer..............   2,600,000  Aug. 16, 1995     $11.90     2/16/96 - 1,114,286
                                                                   8/16/96 -   835,714
                                                                   8/16/97 -   650,000
Elsie Ma Leung
  Chief Financial
   Officer..............     410,000  Aug. 16, 1995     $11.90     2/16/96 -   175,000
                                                                   8/16/96 -   117,500
                                                                   8/16/97 -   117,500
Roy J. Mankovitz
  Assistant Secretary,
   Corporate Counsel--
   Intellectual
   Property.............     372,500  Aug. 16, 1995     $11.90     2/16/96 -   137,500
                                                                   8/16/96 -   117,500
                                                                   8/16/97 -   117,500
Larry Goldberg
  Secretary and
   Corporate Counsel....     372,500  Aug. 16, 1995     $11.90     2/16/96 -   137,500
                                                                   8/16/96 -   117,500
                                                                   8/16/97 -   117,500
Daniel S. W. Kwoh
  Senior Vice
   President--
   Technology...........     115,000  Aug. 16, 1995     $11.90     8/16/96 -    40,250
                                                                   8/16/97 -    34,500
                                                                   8/16/98 -    40,250
Wilson K. C. Cho
  Senior Vice
   President--
   Engineering and
   Operations...........     115,000  Aug. 16, 1995     $11.90     8/16/96 -    40,250
                                                                   8/16/97 -    34,500
                                                                   8/16/98 -    40,250
George F. Carrier
  Director..............       6,000  Aug. 16, 1995     $11.90     8/16/96 -     6,000
Teruyuki Toyama
  Director..............       6,000  Aug. 16, 1995     $11.90     8/16/96 -     6,000
All Directors and
 Executive Officers as a
 group (9 persons)......   4,227,000

--------
(1) The Options granted under the Stock Incentive Plan expire on the tenth anniversary of their award date. The option agreements pursuant to which the initial Options were granted include different vesting and post-employment termination schedules.

  Subject to early termination or acceleration provisions, an Option generally will be exercisable, in whole or in part, from the date specified in the related award agreement until the expiration date determined by the Compensation Committee. In no event, however, is an Option exercisable prior to six months, or more than ten years, after its date of grant. See Note 6 of the Notes to Consolidated Financial Statements.

                                                                      NUMBER OF
                                                                      ORDINARY
                                                                      SHARES AS
                                                                      TO WHICH
                                                                     OPTIONS ARE
   DATE ON WHICH OPTIONS MAY BE EXERCISED                            EXERCISABLE
   --------------------------------------                            -----------
   Six months after the award date..................................  1,564,285
   First anniversary of the award date..............................  1,459,048
   Second anniversary of the award date.............................  1,209,334
   Third anniversary of the award date..............................    252,833

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following persons were beneficial owners of at least 5% of the Company's Outstanding Ordinary Shares as of March 31, 1997, including directors and executive officers:

                                                        NUMBER OF
                                                          SHARES    PERCENTAGE
                                                       BENEFICIALLY  OF SHARES
   NAME AND POSITION                                     OWNED(1)   OUTSTANDING
   -----------------                                   ------------ -----------
   Dynamic Core Holdings Limited (2)..................  11,522,575     37.4%
   Thomas L. H. Lau...................................  11,608,825     37.5
   Henry C. Yuen (3)..................................   5,011,990     15.3
   Daniel S. W. Kwoh (4)..............................   2,408,890      7.8
   Wilson K. C. Cho (5)...............................   2,217,407      7.1
   Elsie Ma Leung (6).................................     342,499      1.1
   Roy L. Mankovitz (7)...............................     448,702      1.4
   Larry Goldberg (8).................................     255,000       *
   George F. Carrier (9)..............................       6,000       *
   Teruyuki Toyama (10)...............................       6,000       *
   Executive Group (6 persons)........................  10,736,488     34.3
   Non-Executive Director Group (3 persons)...........  11,620,825     37.1
   Executive Officers and Directors as a group (9
    persons) .........................................  22,357,313     71.4

--------
  * Less than 1%

 (1) Applicable percentage of ownership is based on 31,280,092 shares of Gemstar Ordinary Shares outstanding as of March 17, 1997 together with applicable options or warrants for such shareholder. Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that are currently exercisable or that become exercisable within 60 days following March 17, 1997 are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

 (2) The sole shareholder of Dynamic Core Holdings Limited is Thomas Lau, who is the brother of Mary Lau. Includes 86,250 Ordinary Shares issuable upon exercise of currently exercisable options. Does not include
     143,750 options that are not currently exercisable and do not become exercisable within 60 days following March 31, 1997.

 (3) Includes 1,950,000 shares issuable upon exercise of currently exercisable options. Does not include 650,000 options that are not currently exercisable and do not become exercisable within 60 days following March 17, 1997.

 (4) The total number of shares includes 59,245 Ordinary Shares held by Dr. Kwoh as custodian for Leslie Y. Kwoh and 40,250 shares issuable upon exercise of currently exercisable options. Does not include
     74,750 options that are not currently exercisable and do not become exercisable within 60 days following March 17, 1997.

 (5) Of the shares held by Dr. Cho, 1,470,225 are owned by Creative Assets Limited, the sole shareholder of which is Dr. Cho. The total number of shares held by Dr. Cho also includes 40,250 shares issuable upon exercise of currently exercisable options. Does not include 74,750 options that are not currently exercisable and do not become exercisable within 60 days following March 17, 1997.

 (6) Includes 292,500 shares issuable upon exercise of currently exercisable options. Does not include 117,500 options that are not currently exercisable and do not become exercisable within 60 days following March 17, 1997.

 (7) Includes 255,000 shares issuable upon exercise of currently exercisable options. Does not include 117,500 options that are not currently exercisable and do not become exercisable within 60 days following March 17, 1997.

 (8) Includes 255,000 shares issuable upon exercisable options. Does not include 117,500 options that are not currently exercisable and do not become exercisable within 60 days following March 17, 1997.

 (9) Includes 6,000 shares issuable upon exercise of currently exercisable options.

(10) Includes 6,000 shares issuable upon exercise of currently exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  As part of the Reorganization that was effected in 1995, the former shareholders of Gemstar Development Corporation, who included Dynamic Core Holdings Limited (the sole shareholder of which is Thomas L. H. Lau), Henry C. Yuen and Daniel S. W. Kwoh, entered into a Subscription and Exchange Agreement with the Company pursuant to which the GDC shareholders received 3,518,501 Ordinary Shares of the Company in exchange for all of their shares of GDC. In connection with the GDC Exchange, Dynamic Core Holdings Limited and Drs. Yuen and Kwoh received 1,840,601, 355,917 and 252,914 Ordinary Shares of the Company, respectively. See "Item 1 Business--The Reorganization."

  Also as part of the Reorganization, all of the former shareholders of E Guide, who included Drs. Yuen, Kwoh and Cho, Messrs. Mankovitz and Goldberg and Ms. Leung, entered into an Acquisition and Exchange Agreement with the Company pursuant to which the E Guide shareholders received 3,511,494 Ordinary Shares of the Company in exchange for all of their shares of E Guide. E Guide owns certain intellectual property rights connected with the Company's Guide Plus+ technology, as well as other rights associated with the Company's Guide Plus+ and Index Plus+ technologies. The E Guide shareholders also entered into a Registration Rights Agreement with the Company pursuant to which the E Guide shareholders received certain demand and piggyback registration rights in connection with the Ordinary Shares of the Company issued in the E Guide Exchange. In connection with the E Guide Exchange, Drs. Yuen, Kwoh and Cho, Messrs. Mankovitz and Goldberg and Ms. Leung received 872,151, 716,151, 967,454, 271,551, 69,879 and 69,879 Ordinary Shares of the Company, respectively. See "Item 1, Business--The Reorganization."

  In addition to the GDC Exchange and the E Guide Exchange, the Reorganization also included the transfer by the Company of all the Handset Business to Holdings. Following the transfer of these operations to Holdings, the Company effected the Spin-Off, which consisted of distributing all of the shares of Holdings to the Company's existing shareholders on a pro rata basis. In connection with the Spin-Off, the Company, Holdings and its subsidiaries involved in the Handset Business entered into an Indemnification Agreement. Pursuant to the Indemnification Agreement, the Company will indemnify Holdings and its subsidiaries against any liabilities arising out of the conduct of the Company's operations or businesses, and Holdings and its subsidiaries will indemnify the Company against any liabilities arising out of the conduct of their respective operations or businesses. In each case, the indemnifying party will undertake its obligations regardless of whether the event giving rise to the indemnifiable liability occurred prior to, subsequent to, or in connection with the Spin-Off. See "Item 1, Business--The Reorganization."

  The Company continues to maintain a license agreement with a Holdings subsidiary that allows for the incorporation of the VCR Plus+ technology in the manufacture and distribution of handsets. Pursuant to the license agreement, the Holdings subsidiary pays the Company a per unit royalty fee based on unit shipments. Royalty fees earned aggregated $136,000 for the three months ended March 31, 1995 and $112,000 and $1,446,000 for the years ended March 31, 1996 and 1997, respectively.

  The Company continues to maintain Services Agreements with certain Holdings subsidiaries. Pursuant to the Services Agreements, the Holdings subsidiaries provide certain management services in their respective territories to the Company in connection with the VCR Plus+ system. These services include promoting the VCR Plus+ system, monitoring and servicing existing VCR Plus+ license agreements and promoting and monitoring the publication of the PlusCode Numbers. The Company renegotiated the compensation provisions under the Services Agreements to provide for quarterly payments from the Company calculated on a "costs plus" basis. Service fees paid to these companies totaled $1,458,000 for the three months ended March 31, 1995 and $7,100,000 and $8,300,000 for the years ended March 31, 1996 and 1997, respectively. In the future, certain of the Company's current foreign subsidiaries may enter into similar services agreements with the subsidiaries of Holdings to promote and maintain the Index Plus+ and Guide Plus+ systems overseas. Compensation under any such agreement is expected to be calculated on a "costs plus" basis.

  The Company has from time to time loaned money to various shareholders and directors. Most of such loans were unsecured and generally bore interest at the prime rate as in effect from time to time. At March 31, 1996, and 1997, there was one loan of $185,000 outstanding to Roy Mankovitz. The loan to Mr. Mankovitz bears interest at 8% per annum and is secured by a second trust deed on Mr. Mankovitz's personal residence.

  The employment agreements between the Company and certain of its executive officers and key management personnel (including Henry C. Yuen, Daniel S. W. Kwoh and Roy J. Mankovitz) will generally give the Company ownership of inventions or discoveries (i) that are developed during the term of the agreements while the inventor was performing duties for the Company or using the Company's facilities or trade secret information (unless such usage is not substantial), (ii) that relate at the time of conception or reduction to practice to the Company's business or research and development or (iii) that result from any work performed by the inventor for the Company. The Company's business or research and development refers to itemized current activities of the Company that may be modified or augmented from time to time; provided, however, that any changes to such definition in Dr. Yuen's agreement must be approved by the non-management directors of the Company. To the extent the Company wishes to utilize these excluded inventions or intellectual property rights in future technologies or systems, it would be required to negotiate with the inventor to obtain rights thereto on a case by case basis. There can be no assurance that the Company would be able to reach agreement with the inventor concerning any such inventions or intellectual property rights.

  Larry Goldberg remains of counsel to the law firm of Schneider, Goldberg, Rohatiner and Yuen, a firm in which he was previously a partner. Schneider, Goldberg has provided, and may continue to provide, legal services for the Company from time to time. Mr. Goldberg continues to receive compensation from Schneider, Goldberg, but no part of such compensation relates, directly or indirectly, to services rendered by such firm for the Company. Henry Yuen was formerly a partner of Schneider, Goldberg, but Dr. Yuen no longer has any affiliation with the firm.

  The Company believes that all current and any future transactions between the Company and any affiliates are or will be on terms no less favorable to the Company than could otherwise be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements

  Included in Part II, Item 8, of this Report. See Index to Financial Statements on page 32.

  (a)(2) Exhibits

  The exhibits listed on the accompanying Exhibit Index, starting on page 64, are filed as part of, or incorporated by reference into this Report.

  (b) Reports on Form 8-K

  There were no reports on Form 8-K filed by the Registrant during the quarter ended March 31, 1997.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on the 9th of February, 1998.

                                          GEMSTAR INTERNATIONAL GROUP LIMITED
                                            (Registrant)

Dated February   , 1998                   By: /s/ Henry C. Yuen
                                             __________________________________
                                             Henry C. Yuen
                                             Chief Executive Officer and
                                              Director (Principal Executive
                                              Officer)

Dated February   , 1998                   By: /s/ Elsie Leung
                                             __________________________________
                                             Elsie Leung
                                             Chief Financial Officer, Chief
                                              Operating Officer and Director
                                              (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 9th day of February, 1998.

             SIGNATURE                                 TITLE
             ---------                                 -----

                                     Chairman of the Board and Director
____________________________________
          Thomas L. H. Lau


        /s/ Larry Goldberg           Secretary and Director
____________________________________
           Larry Goldberg

      /s/ George F. Carrier          Director
____________________________________
         George F. Carrier

                                     Director
____________________________________
          Teruyuki Toyama
                                     Director
____________________________________
           James E. Meyer
                                     Director
____________________________________
            George Smith
       /s/ Brian Klosterman          Director
____________________________________
          Brian Klosterman
        /s/ Douglas Macrae           Director
____________________________________
           Douglas Macrae

                                 EXHIBIT INDEX

 EXHIBIT NO.
 -----------
  2.1**      Parent Significant Shareholder Agreement, dated as of December 23,
             1996 by and among StarSight Telecast, Inc., a California
             corporation and certain significant shareholders of Gemstar
             International Group Limited.
  2.2**      Agreement and Plan of Merger dated as of December 23, 1996 by and among Gemstar International Group Limited, a British Virgin
             Islands corporation, StarSight Telecast, Inc., a California corporation, and G/S Acquisition Subsidiary, a California
             corporation).
  3.1*       Amended and Restated Memorandum of Association of the Company.
  3.2*       Amended and Restated Articles of Association of the Company.
 10.1*       Patent Assignment Agreement, dated as of March 15, 1994, between
             Gemstar Development Corporation and Roy J. Mankovitz.
             (Confidential treatment requested).
 10.2*       Contract Engineering Agreement (undated) between Hilite, Inc. and
             Gemstar Development Corporation. (Confidential treatment
             requested).
 10.3*       Contract Engineering Agreement (undated) between Hilite, Inc. and
             Gemstar Holdings Limited. (Confidential treatment requested).
 10.4*       Contract Engineering Agreement (undated) between Hilite, Inc. and
             Index Systems, Inc. (Confidential treatment requested).
 10.5*       Form of Option Exercise and Assignment Agreement, dated March 16,
             1994, between Gemstar Development Corporation and each of Henry C.
             Yuen, Wilson K. C. Cho and Daniel S. W. Kwoh.
 10.6(a)*    Exclusive Representation Agreement, dated July 30, 1990, between
             Gemstar Development Corporation and United Feature Syndicate, Inc.
             (Confidential treatment requested).
 10.6(b)*    Exclusive Representation Agreement, dated May 20, 1991, between
             Gemstar Development Corporation and United Feature Syndicate,
             Inc., together with First Amendment to Exclusive Representation
             Agreement, dated March 4, 1994. (Confidential treatment
             requested).
 10.6(c)*    Exclusive Representation Agreement, dated March 21, 1994, between
             Gemstar Development Corporation and United Feature Syndicate, Inc.
             (Confidential treatment requested).
 10.7*       Registration Rights Agreement, dated August 16, 1995, between
             Gemstar International Group Limited and the Shareholders of E
             Guide, Inc.
 10.8**      Company Significant Shareholder Agreement, dated as of December
             23, 1996, by and among Gemstar International Group Limited, a
             British Virgin Islands corporation, and certain significant shareholders of StarSight Telecast, Inc.
 10.9**      Company Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and
             Gemstar International Group Limited, a British Virgin Islands
             corporation.
 10.10**     Parent Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and
             Gemstar International Group Limited, a British Virgin Islands
             corporation (included as Appendix G to the Joint Proxy
             Statement/Prospectus).
 11.1****    Calculation of per share earnings (contained in Financial
             Statements, Part II, Item 8 of this Report).

 EXHIBIT NO.
 -----------
 21**        Material Subsidiaries of Gemstar.
 23.1***     Consent of KPMG Peat Marwick LLP.
 27.1****    Financial Data Schedule.
 99.1*       1994 Stock Incentive Plan, as amended.
 99.2*       Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Henry C. Yuen, as amended.
             (Confidential treatment requested).
 99.3*       Employment Agreement, dated August 1995, between Gemstar
             International Group Limited and Thomas L. H. Lau.
 99.4*       Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Daniel S. W. Kwoh, as amended.
             (Confidential treatment requested).
 99.5*       Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Roy J. Mankovitz, as amended.
             (Confidential treatment requested).
 99.6*       Employment Agreement, dated August 16, 1995, between Pros
             Technology Limited and Wilson K. C. Cho. (Confidential treatment requested).
 99.7*       Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Elsie Ma Leung, as amended.
 99.8*       Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Larry Goldberg, as amended.
 99.10*      Amendment to Subsection 1.4(a) of 1994 Stock Incentive Plan, as
             amended.

--------
  * Previously filed as part of Form F-1 Registration Statement of the Company (33-79016) which was declared effective on October 10, 1995, and incorporated herein by reference.

  ** Previously filed as part of Form F-4 Registration Statement of the Company (333-6790) which was declared effective on April 15, 1997, and incorporated herein by reference.

 *** Previously filed as part of Form 20-F of the Company which was filed on or about June 7, 1996, and incorporated herein by reference.

**** Filed herewith.