Form 10-Q
period 1997-12-31
GEMSTAR INTERNATIONAL GROUP LTD
filed 1998-02-17
CIK 923282

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the Quarterly Period Ended December 31, 1997

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES X     NO ___
                                               -
As of December 31, 1997, there were outstanding 48,228,588 shares of the Registrants' Ordinary Shares, par value $0.01 per share.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                                     INDEX

                                                                            Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets --
           December 31, 1997 and March 31, 1997.............................  1

           Condensed Consolidated Statements of Operations --
           Three and Nine Months Ended December 31, 1997 and 1996...........  2

           Condensed Consolidated Statements of Cash Flows --
           Nine Months Ended December 31, 1997 and 1996....................   3

           Notes to Condensed Consolidated Financial Statements............   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  6

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  13

Item 6.  Exhibits and Reports on Form 8-K..................................  14

         SIGNATURES........................................................  16

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                December 31,        March 31,
                                                                                    1997              1997
                                                                                 ----------        ----------
                                                                                 (unaudited)
                                    ASSETS

Current assets:
   Cash and cash equivalents                                                      $ 119,428         $  59,909
   Marketable securities                                                             22,869            48,946
   Prepaid expenses and other current assets                                          3,815             6,442
                                                                                  ---------         ---------
      Total current assets                                                          146,112           115,297
Property and equipment, net                                                           4,101             5,126
Intangible assets, net                                                               16,618             6,855
Marketable securities                                                                     -             1,535
Other assets                                                                          2,333             2,463
                                                                                  ---------         ---------
                                                                                  $ 169,164         $ 131,276
                                                                                  =========         =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                          $  41,128         $  43,141
   Current portion of deferred revenue                                               23,248            18,180
                                                                                  ---------         ---------
      Total current liabilities                                                      64,376            61,321
Deferred revenue, less current portion                                                1,620            11,077
Other liabilities                                                                    10,523             5,161
Shareholders' equity:
   Ordinary Shares, par value $.01 per share. Authorized 500,000,000 shares; issued and outstanding 48,228,588 shares at December 31, 1997
    and 46,800,876 shares at March 31, 1997                                             482               468
   Additional paid-in capital                                                       205,933           186,515
   Accumulated deficit                                                             (113,568)         (132,788)
   Unearned compensation                                                                (60)             (388)
   Cumulative translation adjustments                                                  (142)              (90)
                                                                                  ---------         ---------
      Net shareholders' equity                                                       92,645            53,717
                                                                                  ---------         ---------
                                                                                  $ 169,164         $ 131,276
                                                                                  =========         =========

See Notes to Condensed Consolidated Financial Statements.

                     GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands except per share data)

                                                Three Months Ended                 Nine Months Ended
                                                   December 31,                       December 31,
                                               --------------------               --------------------
                                                  1997       1996                  1997       1996
                                               ---------   --------               ---------   --------
Revenues                                         $30,530    $22,113                 $83,832   $ 51,879
Operating costs and expenses:
   Selling and marketing                           7,736     12,860                  22,755     28,473
   Research and development                        3,278      3,471                   9,899     11,950
   General and administrative                      4,456      7,239                  13,285     20,700
   Merger costs                                        -          -                  11,713          -
                                                 -------    -------                 -------   --------
Earnings (loss) from operations                   15,060     (1,457)                 26,180     (9,244)
Other income, net                                  2,032      1,308                   5,118      3,731
                                                 -------    -------                 -------   --------
Earnings (loss) before income tax expense         17,092       (149)                 31,298     (5,513)
Income tax expense                                 5,074      1,975                  12,078      5,120
                                                 -------    -------                 -------   --------
Net earnings (loss)                              $12,018    $(2,124)                $19,220   $(10,633)
                                                 =======    =======                 =======   ========

Net earnings (loss) per share:
   Basic                                         $  0.25    $ (0.05)                $  0.41   $  (0.23)
   Diluted                                       $  0.23    $ (0.05)                $  0.39   $  (0.23)
                                                 =======    =======                 =======   ========

See Notes to Condensed Consolidated Financial Statements.

                     GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (In thousands)

                                                                                    Nine Months Ended
                                                                                       December 31,
                                                                                    ------------------
                                                                                      1997      1996
                                                                                    --------  --------
Cash flows from operating activities:
   Net earnings (loss)                                                              $ 19,220  $(10,633)
   Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
      Amortization of unearned compensation                                              328     1,164
      Depreciation and amortization                                                    3,161     2,626
      Deferred income taxes                                                            5,079       968
      Tax benefit associated with stock options                                        4,000         -
      Changes in assets and liabilities:
        Prepaid expenses and other assets                                              2,757     3,002
        Accounts payable, accrued expenses and other liabilities                      (1,730)  (13,917)
        Deferred revenue                                                              (4,389)   19,829
                                                                                    --------  --------
           Net cash provided by operating activities                                  28,426     3,039
                                                                                    --------  --------

Cash flows from investing activities:
     Net maturities (purchases) of marketable securities                              27,612   (27,514)
     Additions to property and equipment                                                (617)   (1,571)
     Additions to intangible assets                                                  (11,282)   (1,007)
                                                                                    --------  --------
           Net cash provided by (used in) investing activities                        15,713   (30,092)
                                                                                    --------  --------
Cash flows from financing activities:
    Proceeds from the issuance of Ordinary Shares, net                                     -    32,545
    Proceeds from the exercise of stock options                                       15,432       755
                                                                                    --------  --------
           Net cash provided by financing activities                                  15,432    33,300
                                                                                    --------  --------

Effect of exchange rate changes on cash and cash equivalents                             (52)      (15)
                                                                                    --------  --------
Net increase in cash and cash equivalents                                             59,519     6,232
Cash and cash equivalents at beginning of period                                      59,909    69,365
Adjustment to conform StarSight Telecast, Inc.'s fiscal year                               -    (7,147)
                                                                                    --------  --------
Cash and cash equivalents at end of period                                          $119,428  $ 68,450
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

     The Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

     The Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1998.


2.   Net earnings (Loss) Per Share

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128") during the quarterly period ended December 31, 1997. This statement specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. As required under SFAS No. 128, the Company has retroactively adjusted earnings (loss) per share information for all period presented.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation:

                                                                        Three Months Ended December 31,
                                            --------------------------------------------------------------------------------------
                                                              1997                                         1996
                                            ----------------------------------------     -----------------------------------------
                                              Income         Shares       Per-Share        Income         Shares       Per-Share
                                            (Numerator)    (Denominator)   Amount        (Numerator)    (Denominator)    Amount
                                            -----------    -------------  ----------     -----------    -------------  ----------
Basic Earnings (Loss) Per Share:
  Net earnings (loss) available to
   Ordinary shareholders                     $12,018        48,129         $0.25          $(2,124)       46,749         $(0.05)
                                                                           =====                                        ======

Effect of Dilutive Securities:
  Options                                          -         2,635                              -             -
  Warrants                                         -           469                              -             -
                                             -------        ------                        -------        ------

Diluted Earnings (Loss) Per Share:
  Net earnings (loss) available to
   Ordinary shareholders including
   assumed conversions                       $12,018        51,233         $0.23          $(2,124)       46,749         $(0.05)
                                             =======        ======         =====          =======        ======         ======

                                                                        Nine Months Ended December 31,
                                            --------------------------------------------------------------------------------------
                                                              1997                                         1996
                                            ----------------------------------------     -----------------------------------------
                                              Income         Shares       Per-Share        Income         Shares       Per-Share
                                            (Numerator)    (Denominator)   Amount        (Numerator)    (Denominator)    Amount
                                            -----------    -------------  ----------     -----------    -------------  ----------
Basic Earnings (Loss) Per Share:
  Net earnings (loss) available to
   Ordinary shareholders                     $19,220        47,427         $0.41          $(10,633)      46,680         $(0.23)
                                                                           =====                                        ======

Effect of Dilutive Securities:
  Options                                          -         2,146                               -            -
  Warrants                                         -           343                               -            -
                                             -------        ------                        --------       ------

Diluted Earnings (Loss) Per Share:
  Net earnings (loss) available to
   Ordinary shareholders including
   assumed conversions                       $19,220        49,916         $0.39          $(10,633)      46,680         $(0.23)
                                             =======        ======         =====          ========       ======         ======


     Subsequent to December 31, 1997, the Company granted options and warrants to purchase approximately 4.2 million and 2.5 million of the Company's Ordinary Shares, respectively. Accordingly, the number of shares outstanding included in the diluted earnings (loss) per share calculation would have been increased due to the options and warrants granted, if the option and warrant grants had occurred on or before December 31, 1997.

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

     StarSight Telecast had a calendar year end. In order to conform StarSight Telecast's year end to Gemstar's fiscal year end, a charge was made to retained earnings during the three months ended June 30, 1996 of $7,147,000. In addition, the Company increased the net loss of StarSight Telecast by $720,000 and $1,645,000 for the three and nine months ended December 31, 1996, respectively, to conform accounting policies of StarSight Telecast with those of the Company.

4.   Recent Accounting Pronouncements

     The Company intends to adopt SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130") and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") in fiscal 1999. Both Standards will require additional disclosure, but will not have a material effect on the Company's financial position or results of operations. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and is expected to first be reflected in the Company's first quarter of fiscal 1999 interim financial statements. Components of comprehensive income include items such as net income and changes in value of available-for-sale securities. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS No. 131 will first be reflected in the Company's fiscal 1999 Annual Report.

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Certain Factors Affecting Business, Operating Results and Financial Condition" section of the Company's Annual Report on Form 10-K for the year ended March 31, 1997, as well as the "Certain Factors Affecting Business, Operating and Financial Condition" section contained in this report which identify those important risk factors which could cause actual results to differ from those contained in the forward-looking statements.

Overview

     Since the launch of the VCR Plus+ system in November 1990 in the United States, the Company has continued to focus on its mission of providing technologies to make life easier for consumers all over the world. As of December 1997, the VCR Plus+ system is available in over 30 countries, and the combined worldwide circulation of publications publishing the PlusCode numbers increased to over 300 million. In 1997, the Company introduced Index Plus+, an interactive on-screen directory of video-tape content by titles automatically captured from the broadcast.

     The Company has also developed and acquired a large portfolio of interactive program guide technologies and intellectual property necessary to implement interactive program guides (the "Gemstar Guide Technology"), which enable consumers to select, schedule and record television programming with the touch of a button. The Gemstar Guide Technology has been licensed or incorporated into televisions, VCRs, TV-VCR combination units, cable set top boxes, integrated satellite receiver decoders, personal computers, PCTVs and Internet appliances. The Company believes that with the increase in programming content and number of accessible channels, the Gemstar Guide Technology will become an increasingly important tool for assisting consumers in selecting, scheduling and recording television programming. The Company further believes that the Gemstar Guide Technology will provide an attractive vehicle for the sale of advertising on interactive program guides.

     The Company has pursued a licensing strategy for its VCR Plus+ technology, and is pursuing a similar strategy for its Gemstar Guide Technology, wherein the Company is paid up front, one-time licensing fees plus ongoing per unit license fees based upon the number of units shipped by a licensee that incorporate the VCR Plus+ technology or Gemstar Guide Technology, as the case may be. In addition, the Company is pursuing a recurring revenue model for its Gemstar Guide Technology wherein the Company would receive revenues from the sale of advertising and promotion displayed on the guides, sponsorship of guide pages and from data services and interactive transactions accessed through the guide.

     The Company believes that the successful implementation of the Company's technology into a broad range of platforms requires the cooperation of companies in many industries. Accordingly, the Company seeks long-term relationships with a broad range of consumer electronics and other manufactures, television broadcasters, cable companies and software developers. The Company has recently entered into three strategic relationships to cover multiple interactive program guide platforms. In November 1997, the Company signed a multi-year cooperative agreement with Thomson Consumer Electronics, Inc. ("Thomson"), the United States' largest manufacturer and marketer of television receivers and related video products which Thomson sells under the RCA, ProScan and GE brand names. Pursuant to the cooperative agreement, the Company granted Thomson a multi-year, multi-million dollar license of the Gemstar Guide Technology and the parties agreed to cooperate in establishing the Gemstar Guide Technology as the industry standard in North and South America and to explore further opportunities presented by the interactive program guide platform primarily in the area of consumer electronics. In January 1998, the Company entered into a cross-licensing agreement with Microsoft Corporation ("Microsoft") pursuant to which Microsoft is expected to adopt the Gemstar Guide Technology as part of its TV Viewer feature in the Windows '98 operating system and in all Microsoft products worldwide that incorporate interactive program guides. In January 1998, the Company and United Video Satellite Group, Inc., a subsidiary of TCI Communications, Inc. ("United Video"), jointly formed Interactive Prevue Guide Inc. ("IPGI") for the purpose of marketing a portfolio of intellectual property, technology and data services for interactive program guides licensed to multichannel video service providers. Additionally, IPGI entered into a 10-year licensing agreement with TCI Communications ("TCI") for the deployment of the Company's interactive program guides in its digital cable customers' homes.

     Until fiscal 1997, the Company's primary source of revenues has been license fees paid by manufacturers and publications for the licensing of the VCR Plus+ technology and the right to print the PlusCode numbers, respectively, and to a lesser extent, licensing of the Gemstar Guide Technology.

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

Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. The acquisitions of VideoGuide and StarSight Telecast have each been accounted for under the pooling of interests method, and accordingly, the Company's Condensed Consolidated Financial Statements have been restated to include VideoGuide and StarSight Telecast for all periods presented. The following proforma presentation includes VideoGuide and StarSight Telecast results only for periods after the date of the actual acquisition and excludes merger costs for the nine months ended December 31, 1997. Since the acquisition of VideoGuide did not become effective until December 1996, and the acquisition of StarSight Telecast did not become effective until May 1997, the Company will compare below its financial results for the three and nine months ended December 31, 1997, which include both the VideoGuide and StarSight Telecast operations, with the year-ago results as reported by the Company prior to all restatements for the aforementioned pooling of interests.


                         STATEMENT OF OPERATIONS DATA

                                  (unaudited)
                                (In thousands)

                                                                 As Reported                         Pro Forma
                                                        Three Months ended December 31,          Three Months ended December 31,
                                                        -------------------------------          -------------------------------
                                                          1997(a)              1996(a)             1997(a)             1996(c)
                                                        ------------         ----------          ----------          -----------
Revenues                                                  $  30,530         $ 22,113             $ 30,530             $ 19,119
Operating costs and expenses:
  Selling and marketing                                       7,736           12,860                7,736                7,027
  Research and development                                    3,278            3,471                3,278                2,675
  General and administrative                                  4,456            7,239                4,456                3,269
                                                          ---------         --------             --------             --------
Earnings (loss) from operations                              15,060           (1,457)              15,060                6,148
Other income, net                                             2,032            1,308                2,032                1,163
                                                          ---------         --------             --------             --------
Earnings (loss) before income tax expense                    17,092             (149)              17,092                7,311
Income tax expense                                            5,074            1,975                5,074                1,975
                                                          ---------         --------             --------             --------
Net earnings (loss)                                       $  12,018         $ (2,124)            $ 12,018             $  5,336
                                                          =========         ========             ========             ========
                                                                 As Reported                             Pro Forma
                                                         Nine Months ended December 31,          Nine Months ended December 31,
                                                         ------------------------------          ------------------------------
                                                          1997(a)              1996(a)           1997(b)             1996(c)
                                                         ------------         --------          ----------          ---------
Revenues                                                  $  83,832         $ 51,879             $ 83,832             $ 45,318
Operating costs and expenses:
  Selling and marketing                                      22,755           28,473               22,755               13,175
  Research and development                                    9,899           11,950                9,899                7,634
  General and administrative                                 13,285           20,700               13,285                8,770
  Merger costs                                               11,713                -                    - (b)                -
                                                          ---------         --------             --------             --------
Earnings (loss) from operations                              26,180           (9,244)              37,893               15,739
Other income, net                                             5,118            3,731                5,118                3,234
                                                          ---------         --------             --------             --------
Earnings (loss) before income tax expense                    31,298           (5,513)              43,011               18,973
Income tax expense                                           12,078            5,120               12,078                5,120
                                                          ---------         --------             --------             --------
Net earnings (loss)                                       $  19,220         $(10,633)            $ 30,933             $ 13,853
                                                          =========         ========             ========             ========

(a)  Includes VideoGuide and StarSight Telecast.

(b) Includes VideoGuide and StarSight Telecast but excludes merger costs related to the acquisition of StarSight Telecast.

(c)  Excludes VideoGuide and StarSight Telecast prior to their acquisitions.

     For the quarter ended December 31, 1997, the Company reported revenues of $30.5 million, operating income of $15.1 million and net earnings of $12.0 million. Revenues for the nine months ended December 31, 1997 were $83.8 million. Operating income and net earnings were $37.9 million and $30.9 million, respectively, before merger related costs associated with the acquisition of StarSight Telecast of $11.7 million.

     For the quarter ended December 31, 1996, prior to restatements, the Company reported revenues of $19.1 million, operating income of $6.1 million and net earnings of $5.3 million. For the nine months ended December 31, 1996, prior to restatements, the Company reported revenues of $45.3 million, operating income of $15.7 million and net earnings of $13.9 million.

     As a result of the acquisitions of VideoGuide and StarSight Telecast, the financial results for the quarter ended December 31, 1996 were restated to show revenues of $22.1 million, an operating loss of $1.5 million and a net loss of $2.1 million. The financial results for the nine months ended December 31, 1996 were restated to show revenues of $51.9 million, an operating loss of $9.2 million and a net loss of $10.6 million.

     As reported revenues for the quarter ended December 31, 1997 were $30.5 million which represents an increase of 60% when compared to the year-ago quarter prior to restatement and an increase of 38% when compared to year-ago revenues after restatement. As reported revenues for the nine months ended December 31, 1997 were $83.8 million, an increase of 85% when compared to the year-ago period prior to restatement and an increase of 62% when compared to year-ago revenues after restatement. The growth in revenues is due in part to an increase in revenues associated with the expansion of the Gemstar Guide Technology from the consumer electronics industry into the cable and personal computer industries and, in part to the continued increase in VCR Plus + licensing income.

     Total operating expenses for the quarter ended December 31, 1997 were $15.5 million, comprised of selling and marketing expenses of $7.7 million, research and development expenses of $3.3 million and general and administrative expenses of $4.5 million. Compared with the year-ago quarter results, restated to include the VideoGuide and StarSight Telecast operations, total operating expenses for the current quarter decreased 34%. Total operating expenses for the nine months ended December 31, 1997 were $46.0 million, comprised of selling and marketing expenses of $22.8 million, research and development expenses of $9.9 million and general and administrative expenses of $13.3 million. Compared with the year-ago results, after restatement, total operating expenses for the nine months ended December 31, 1997 decreased 25%. The decrease in total operating expenses when compared with year-ago results after restatement, is primarily attributed to the implementation of cost control measures and the synergy of the combined companies after the merger.

     Compared with the year-ago results, prior to restatement for the VideoGuide and StarSight Telecast operations, total operating expenses for the three and nine months ended December 31, 1997 increased by 19% and 55%, respectively. These increases reflect a larger operation resulting from the acquisitions of VideoGuide and StarSight Telecast and the addition of new business focuses in the electronic program guide area. However, the increase in operating expenses was more than offset by the increase in revenues, resulting in an increase in operating margins to 49% and 45% for the quarter and nine months ended December 31, 1997, respectively, before merger related costs.

     As a result of the acquisition of StarSight Telecast, the Company recorded merger related costs totaling $11.7 million in the quarter ended June 30, 1997. These costs were comprised of fees of financial advisors, attorneys and accountants, severance related costs, and other transaction costs.

     Income tax expense was $5.1 million for the quarter ended December 31, 1997 and $12.1 million for the nine months ended December 31, 1997. Excluding the impact of merger related costs, the Company's effective tax rates for the three and nine months ended December 31, 1997 were 30% and 28%, respectively. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of earnings before income taxes may vary from year to year.

Liquidity and Capital Resources

      At December 31, 1997, the Company had cash, cash equivalents and marketable securities totaling $142.3 million. Net cash provided by operating activities was $28.4 million for the nine months ended December 31, 1997, as compared to net cash provided by operating activities of $3.0 million, for the as reported nine months ended December 31, 1996. The increase in cash provided by operating activities was primarily the result of increased earnings and the timing of payments. Net cash provided by investing activities was $15.7 million which was attributable to cash received from net maturities of marketable securities of $27.6 million offset by cash used of $11.9 million for additions to equipment and intangible assets. The additions to intangible assets consist primarily of a one-time payment for the purchase of patents and invention rights related to electronic program guides. Net cash provided by financing activities was $15.4 million which was comprised of cash from the exercise of stock options.

      The Company does not have any material commitments for capital expenditures. However, the Company expects to incur significant marketing expenditures to launch new systems and to market new services and expects to incur significant research and development, and general and administrative expenses relating to these new systems and services over the next two to three years.

      The Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and marketable securities balances, will be sufficient to satisfy its expected working capital and capital expenditure requirements for the next twelve months.

Recent Accounting Pronouncements

      Recent accounting pronouncements, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, and No. 131, Disclosures About Segments of an Enterprise and Related Information, are discussed in Note 4 to the Condensed Consolidated Financial Statements.

Certain Factors Affecting Business, Operating Results and Financial Condition

     The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Annual Report on Form 10-K for the year ended March 31, 1997 and the Company's Registration Statement on Form F-4 (Registration Statement No. 333-6790, the "Form F-4"). This report on Form 10-Q should be read in conjunction with such Annual Report and Form F-4, particularly "Certain Factors Affecting Business, Operating Results and Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report on Form 10-K and "Risk Factors" contained in Form F-4.

      Dependence on Single Product Category: Uncertainty of Acceptance of New Products; Rapid Technological Change. Until fiscal 1997, the Company's historical revenues have been primarily derived from license fees for its VCR Plus+ technology, consisting of per unit license fees from VCR and television Manufacturers, and to a lessers extent, license fees for PlusCode Number publication rights from newspapers and other publications. While VCR Plus+ license fees have increase significantly in each year since the Company's inception, future growth of revenues derived from VCR Plus+ may be limited by the fact that virtually all major VCR and television Manufacturers have licensed the VCR Plus+ technology, and the fact that the Company has already expanded into most major markets worldwide. Any further growth in VCR Plus+ license revenues will come only from further penetration of increasingly saturated markets. Accordingly, the Company's future success depends to a significant extent upon its ability to develop, market and license emerging and new products and services, including the Gemstar Guide Technology and the Company's interactive program guide systems. The Company has only a limited history on which to base an evaluation of its interactive program guide business and prospects. The market for the consumer electronics products such as interactive program guides is characterized by rapidly changing technologies, short product life cycles, the frequent introduction of new products and evolving industry standards. Moreover, consumer demand for new product categories such as interactive program guides is inherently uncertain. There can be no assurance that the Company will successfully develop, market and license the Gemstar Guide Technology and the Company's interactive program guide systems, that the Company will ever achieve significant revenues or operating income from its interactive program guide business or, if significant revenues are achieved, that they can be sustained. The failure of the Company's interactive program guides to be accepted by consumers could have a material adverse effect on the Company's business prospects, financial condition and results of operations.

      Moreover, the life cycle of the Gemstar Guide Technology and any future products and services may be limited by the emergence of new entertainment products and technologies, changes in consumer preferences and other factors. The Company's future performance will depend on its ability to continue to consistently (i) identify emerging technological trends in its market, (ii) identify changing consumer needs, desires or tastes, (iii) develop and maintain competitive technology, including new product and service offerings, (iv) improve the performance, features and reliability of its products and services, particularly in response to technological change and competitive offerings, and
(v) bring technology to market quickly at cost-effective prices. There can be no assurance that the Company will be successful in developing and marketing new products and services that respond to technological and competitive developments and changing customer needs, or that such products and services will gain market acceptance and be incorporated into the technology or products of third parties. Any significant delay or failure to develop new or enhanced technologies, including new product and service offerings, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with Strategic Relationships. Part of the Company's business strategy is to enter into strategic or other similar collaborative relationships with manufacturers, service providers, software developers and other partners in order to offer products and services to a larger customer base than could be reached through the Company's own sales and marketing efforts. For instance, the Company has recently entered into certain strategic relationships relating to the Gemstar Guide Technology, including a multi-year cooperative agreement with Thomson Consumer Electronics, Inc. and a cross-licensing agreement with Microsoft Corporation for inclusion of the Gemstar Guide Technology in specified Microsoft products. The Company believes that such strategic relationships accelerate the market penetration of the Company's products and technologies while limiting the Company's sales and marketing costs. However, there can be no assurance that the Company will be able to expand or maintain its existing strategic relationships or establish new strategic relationship on commercially reasonable terms, if at all. If the Company is unable to maintain its existing strategic relationships, or to establish similar strategic relationships with respect to future products and services, it will be required to devote substantially more resources to the distribution, sale and marketing of its products and services. Any future inability of the Company to maintain its strategic relationships or to enter into additional strategic relationships, or the failure of one or more of the Company's strategic relationships to result in the development and maintenance of a market for the Company's products and services, could have a material adverse effect on the Company's business, operating results and financial condition.

     Moreover, as a result of the Company's emphasis on these relationships, the Company's success will depend both on the ultimate success of the other parties to such relationships, particularly in the promotion of interactive program guides, and on the ability of these parties to market the Company's products and services successfully. For instance, in January 1998, the Company and United Video formed a joint venture (the "Joint Venture") to form Interactive Program Guide, Inc. ("IPGI"). The Company granted IPGI the exclusive right, as Gemstar's agent, to market the Gemstar Guide Technology and related services to service providers (other than DSS providers). The Company's exclusive arrangements with IPGI represent a departure from the Company's prior business strategy of licensing its technology itself, rather than relying on the services of an agent. There can be no assurance that IPGI can or will market the Gemstar Guide Technology and related services effectively to a sufficiently broad range of Service Providers. In particular, certain Service Providers other than TCI may be reluctant to employ IPGI's services because United Video is controlled by TCI. More generally, no assurance can be given that the parties to the Company's strategic relationships will successfully cooperate with the Company or that the Company will realize any of the anticipated benefits of such relationships. The failure of one or more of the Company's strategic relationships to result in the successful development and maintenance of a market for the Company's products and services could have a material adverse effect on the Company's business, operating results and financial condition.

     Seasonability and Variability of Results. The Company experiences variability in its revenues and operating results on a quarterly basis as a result of many factors. Most importantly, as consumer electronics products manufacturers have incorporated the Company's systems into an increasing numbers of products and models, the Company's license revenues have displayed a seasonality typical of those of consumer electronics products manufacturers. shipments by manufacturers of VCRs and televisions in general, and therefore VCRs and televisions incorporating the Company's systems, tend to be higher in the third and fourth calendar quarters, or the Company second and third fiscal quarters. However, because the Company generally receives license revenues within 90 days after the end of the quarter in which the VCR or television incorporating its technology is shipped, licensing revenues are typically higher during the Company's third and fourth fiscal quarters. In addition, Manufacturers' shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. As a result, the Company may experience variability in its quarterly license revenues, affecting period to period comparability and performance. The Company's license revenues are also affected by the volume of shipments by Manufacturers. The Company's license agreements provide for volume discounts based on the shipment volume in each year by a given Manufacturer, which can lower the average per unit license fee for a Manufacturer over the course of a year. The Company anticipates that its revenues and operating results will also be affected by the timing of market introductions and market acceptance of new systems. There can be no assurance, however, that future systems developed by the Company, including the Company's interactive program guides, will ever result in significant revenues or profits. Further, it new systems achieve market acceptance, the timing of Manufacturers' implementation and shipments is uncertain and may result in greater variability of the Company's quarterly and annual operating results.

    Another factor contributing to the variability in the Company's quarterly operating results is the increase in the Company's marketing and advertising expenditures in preparation for new product launches and in the Company's third fiscal quarter during the fall holiday season. The Company's planned operating expenditures each quarter are based, in part, on the Company's expectation as to future revenues in the same quarter. In addition, many of the Company's expenditures are fixed costs. If revenues do not meet expectations in any given quarter, operating results for the quarter may be materially adversely affected. In addition, the Company's annual and quarterly results may be affected by competition, general economic downturns and the mix of licensing revenues. As a result, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company's historic revenue growth or its profitability will continue on a quarterly or annual basis.

PART II  OTHER INFORMATION

Item 1.  Legal proceedings


United Video Litigation

     The Company and United Video entered into a complete and final settlement in the parties' patent litigation pending in the United States Federal Court, Northern District of Oklahoma in January 1998. In connection with such settlement, the parties formed the IPGI joint venture.

General Instruments Arbitration

     On May 17, 1997 StarSight filed a Demand for Arbitration with the American Arbitration Association ("AAA") in San Francisco, California, and by such action commenced an arbitration action against NextLevel Systems, Inc. ("NextLevel"), formerly known as General Instruments, Inc. (in January 1998, NextLevel announced that it had changed its name back to General Instruments). The claims in the arbitration center upon NextLevel's alleged delay in deploying StarSight-capable set-top boxes, and NextLevel's development of a competing interactive program guide which allegedly uses StarSight patented technology, confidential information and technical information in violation of a License and Technical Assistance Agreement executed by the parties on October 1, 1992. A three-judge panel of the AAA has been selected, and a preliminary pre-arbitration conference was held on November 21, 1997. The arbitration is scheduled for July 12, 1998 through August 7, 1998, in San Francisco, California.

     In response to the arbitration, NextLevel on December 1, 1997 filed a separate action in the United States District Court for the Northern District of California (San Francisco Division), requesting that the Court enjoin StarSight from pursuing certain of its claims before the AAA. On January 9, 1998, NextLevel moved for a preliminary injunction, and StarSight simultaneously moved to dismiss the complaint. Hearings on the motions currently are scheduled for late February and early March, 1998. A trial date has not been set in the action, and no discovery has occurred to date.

TV Data Arbitration

     On August 5, 1997, TV Data Technologies, Inc. ("TV Data") filed a demand of arbitration with the American Arbitration Association ("AAA") against the Company's subsidiary StarSight Telecast, Inc. ("StarSight") related to two agreements with TV Data to provide StarSight with certain television program listing data (the "Listing Data Contract") and television and cable channel lineup information (the "Channel Lineup Contract" and collectively, the "Contracts"). In the demand, as amended, TV Data has claimed that StarSight has violated the terms of the Listing Data Contract by delivering or agreeing to deliver such data and information to third parties, has failed to make timely payments as required by the Contracts, and has repudiated and terminated the Listings Data Contract without any legal right or excuse to do so. TV Data seeks injunctive relief to prohibit the delivery of data to third parties unless in conformance with the terms of the Listing Data Contract, payments of amounts allegedly due under the Listing Data Contract, unspecified damages, pre-judgment interest, legal fees and any other legal or equitable relief deemed proper by the arbitration panel. The Company has denied TV Data's claims. An arbitration hearing on TV Data's demands is currently scheduled for August 1998.

     The Company intends to vigorously defend its rights in each of these cases.

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

   10.7* Registration Rights Agreement, dated August 16, 1995, between Gemstar International Group Limited and the Shareholders of E Guide, Inc.

   10.8*** TDN, Inc., Stockholders Agreement, dated as of October 31, 1997, by and among TDN, Inc., a Delaware corporation, Gemstar Marketing, Inc., a California corporation, and Thomson Consumer Electronics, Inc., a Delaware corporation.

   10.9*** Agreement, dated as of October 31, 1997, by and among TDN, Inc., a Delaware corporation, and Gemstar International Group Limited.

   10.10*** Definitive Agreement, dated as of January 9, 1998, by and among Gemstar International Group Limited, StarSight Telecast, Inc., a California corporation, and Microsoft Corporation, a Washington corporation.

   10.11*** Rescission Agreement, dated as of January 9, 1998, by and between StarSight Telecast, Inc., a California corporation and Microsoft Corporation, a Washington corporation.

   10.12**** Joint Venture Formation and Stockholders Agreement, dated as of
             January 19, 1998, by and among United Video Satellite Group, Inc., a Delaware corporation, Prevue Ventures, Inc., a Delaware corporation, Gemstar International Group Limited, a British Virgin Islands corporation, G-Sub Corporation, a Delaware corporation and effective as of the closing, Interactive Prevue Guide, Inc., a Delaware corporation.

   10.13**** Warrant Agreement, dated as of January 19, 1998, by and among Gemstar International Group Limited, a British Virgin Islands corporation, United Video Satellite Group, Inc., a Delaware corporation, and TCI Ventures Group, LLC, a Delaware limited liability company.

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

    *** Previously filed as part of Current Report on Form 8-K filed with the Commission on January 12, 1998, and incorporated herein by reference. Certain information in this exhibit has been omitted. Confidential Treatment has been requested with respect to the omitted portions.

    **** Previously filed as part of Current Report on Form 8-K filed with the Commission on February 6, 1998, and incorporated herein by reference. Certain information in this exhibit has been omitted. Confidential Treatment has been requested with respect to the omitted portions.


     (b) Report on Form 8-K

             None filed during reporting period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GEMSTAR INTERNATIONAL GROUP LIMITED
                               (Registrant)



Date: February 17, 1998                    By: /s/ Elsie Leung
                                              ---------------------
                                              Elsie Leung
                                              Chief Financial Officer