Form 10-K
period 1998-03-31
GEMSTAR INTERNATIONAL GROUP LTD
filed 1998-06-30
CIK 923282

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM            TO
                                   ----------    ---------------

                        COMMISSION FILE NUMBER 0-26878

                               ----------------

                      GEMSTAR INTERNATIONAL GROUP LIMITED
            (Exact name of Registrant as specified in its charter)

                       BRITISH VIRGIN ISLANDS                                      N/A
   (State or Other Jurisdiction of Incorporation or Organization)  (I.R.S. Employer Identification No.)

   135 NORTH LOS ROBLES AVENUE, SUITE 800, PASADENA, CALIFORNIA       91101
             (Address of Principal Executive Offices)               (Zip Code)

                                (626) 792-5700
             (Registrant's telephone number, including area code)

  Securities registered or to be registered pursuant to Section 12(b) of the
Act: NONE

  Securities registered or to be registered pursuant to Section 12(g) of the
Act:
                   ORDINARY SHARES, PAR VALUE $.01 PER SHARE
                               (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of June 15, 1998, there were outstanding 48,507,739 shares of the Registrant's ordinary shares, par value $.01 per share ("Ordinary Shares"), which is the only class of Ordinary Shares of the Registrant. As of June 15, 1998, the aggregate market value of Ordinary Shares held by non-affiliates of the Registrant, based on the closing sales price of $33 7/8 per share as reported by Nasdaq, was approximately $1,142.4 million.

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Gemstar International Group Limited (the "Company" or "Gemstar") develops, markets and licenses proprietary technologies and systems that simplify and enhance consumers' interaction with electronics products and other platforms that deliver video, programming information and other data. The Company seeks to have its technologies widely licensed, incorporated and accepted as the technologies and systems of choice by consumer electronics manufacturers; service providers ("Service Providers") such as owners or operators of cable systems, telephone networks, Internet service providers, direct broadcast satellite providers, wireless systems and other multi-channel video programming distributors; software developers; and consumers.

  The Company's first proprietary system, VCR Plus+, was introduced in 1990 and is widely accepted as a de facto industry standard for programming VCRs and is currently incorporated into virtually every major brand of VCR sold worldwide. VCR Plus+ enables consumers to record a television program by simply entering a PlusCode Number (a proprietary one to eight digit number) into a VCR or television equipped with the VCR Plus+ technology ("PlusCode Numbers"). PlusCode Numbers are printed next to television program listings in over 1,800 publications worldwide, with a combined circulation of over 330 million.

  The Company has also developed and acquired a large portfolio of technologies and intellectual property necessary to implement interactive programming guides (the "Gemstar Guide Technology") which enable consumers to navigate through, sort, select, and record television programming. The Gemstar Guide Technology has been licensed for, or incorporated into, televisions, VCRs, TV-VCR combination units, cable set top boxes, integrated satellite receiver decoders, personal computers, PCTVs and Internet appliances. The Company believes that with the increase in programming content and number of accessible channels, the Gemstar Guide Technology will become an increasingly important tool for assisting consumers in sorting, selecting and recording television programming. The Company further believes that its interactive program guides will provide an attractive vehicle for the delivery of advertising and other content to consumers.

  The Company's primary source of revenues to date has been license fees paid by consumer electronics manufacturers and publications for the licensing of the VCR Plus+ technology and the right to print the PlusCode numbers, respectively, and to a lesser extent, licensing of the Gemstar Guide Technology. The Company pursues a licensing strategy for its VCR Plus+ system and Gemstar Guide Technology wherein the Company is paid on-going per unit license fees and, in certain instances, one-time, up-front license fees. In addition, the Company is planning to pursue a recurring revenue model for its proprietary Gemstar Guide Technology wherein the Company would receive revenues from the delivery of advertising and promotion displayed on the guides, from sponsorship of guide pages and from data services and interactive transactions accessed through the guide, however, to date, the Company has not derived any revenue from such model. The Company does not charge consumers set-up or subscription fees for the use of the guide and encourages its licensed Service Providers to similarly provide the guide without incremental cost to the consumer.

  The Company believes that successful implementation of the its technology into a broad range of platforms requires the Company to coordinate the activities of companies in many industries. Accordingly, the Company seeks long-term relationships with a broad range of consumer electronics and other manufacturers, television broadcasters, cable companies and software developers. The Company recently entered into two strategic relationships to cover multiple interactive program guide platforms. In November 1997, the Company signed a multi-year agreement with Thomson Consumer Electronics, Inc. ("Thomson"), the United States' largest manufacturer and marketer of television receivers and related video products, in which the parties agreed, among other things, to cooperate in establishing the Gemstar Guide Technology as the industry standard in North and South America, and to jointly pursue a recurring revenue model in the consumer electronics sector. In January 1998, the Company entered into a cross-licensing agreement with Microsoft Corporation ("Microsoft") pursuant to which Microsoft agreed to license the Gemstar Guide Technology as part of its TV viewer feature in the Windows 98 operating system. Microsoft has also licensed the right to incorporate the Gemstar Guide Technology in products worldwide that incorporate interactive program guides.

  The Company's licensees include: Aiwa Company, Ltd.; Akai Electronics Co., Ltd.; Cox Cable Communications; Daewoo Electronics Company, Ltd.; Funai Electric Co., Ltd.; GTE Communications Systems; Hitachi Corporation, Ltd.; Hughes Network Systems; JVC; LG Electronics; Matsushita Electric Industrial Co., Ltd. (Panasonic); Microsoft; Mitsubishi Electric Corporation; Orion Electric Company, Ltd.; Philips/Magnavox; Pioneer Electronics Corp.; Samsung Electronics Company, Ltd.; Sanyo Electric Co., Ltd.; Scientific-Atlanta; Sharp Corporation; Shintom Co. Ltd.; Sony Corporation; SNET Personal Vision, Inc.; Thomson (ProScan, RCA, GE); Time Warner Cable; Toshiba Corporation; Uniden America Corporation; and Zenith Electronics Corporation.

  The Company was organized in April 1992 as a British Virgin Islands corporation. Historically, the Company's licensing operations in the United States were conducted through Gemstar Development Corporation ("GDC"), the shareholders of which were the same as the Company's shareholders, and the Company operated internationally through its various subsidiaries incorporated outside of the United States. In June 1995, the Company consolidated its domestic and international licensing operations by exchanging Ordinary Shares of the Company for all of the outstanding stock of GDC (the "GDC Exchange"). As a result of the GDC Exchange, GDC became a wholly owned subsidiary of the Company. In May 1997, the Company acquired StarSight Telecast, Inc., a California corporation ("StarSight"). In connection with the acquisition of StarSight, the Company issued approximately 15.5 million Ordinary Shares for all of the outstanding stock of StarSight and assumed outstanding StarSight stock options and warrants which were converted to options and warrants to purchase approximately 1.4 million and 1.8 million of the Company's Ordinary Shares, respectively.

INDUSTRY OVERVIEW

  Television viewers today are faced with a daunting array of viewing options. Expansion of analog cable television system capacity has increased the number of available channels in many households to 100 or more. Direct satellite broadcast systems now available in most areas of the U.S. can deliver over 200 channels. The adoption of digital broadcasting technology and further improvement in compression technologies promise an even greater increase in channel capacity (300 to 500 channels) in digital cable or terrestrial digital broadcast systems. Further fueling the wealth of consumer viewing choices is the rapid growth in the number of national broadcast and cable networks in the past decade, as well as the widespread availability of premium cable programming and pay-per-view options.

  The Company believes that the proliferation of television programming choices gives rise to the need for consumer electronics devices, including televisions and VCRs, that provide effective interactive methods of sorting, selecting and recording television shows which go beyond the limited utility offered by printed program listings. At the same time, the experience of consumer electronics manufacturers shows that customer tolerance for complex and expensive functionalities in video entertainment devices is extremely limited. To appeal to a broad range of consumers, the Company believes that home video technology enhancements must be intuitive, cost-effective and easy to use.

  Accordingly, the Company has focused on developing a variety of cost-effective interactive technologies which help viewers cope with the proliferation of programming options in a straightforward, user-friendly manner. The Company's first product, the VCR Plus+ system, simplified the task of recording television programming. Traditional VCR programming required users to input multiple data items for each program to be recorded, including the date, beginning time, length and channel of the desired programs--a difficult, tedious and error-prone process for many users. By simplifying the program recording process to entering a single PlusCode number for a desired program, VCR Plus+ eliminates the complexity and frustration attendant to traditional VCR programming methods. VCR Plus+ obviates the need for consumers to track complex and changing program schedules and channel line-ups. Similarly, the Gemstar Guide Technology is designed to simplify a viewer's navigation, selection and recording of broadcast, cable and satellite programming. Gemstar Guide Technology allows users to easily sort, select and record programming from all available sources, and to intuitively schedule programs for viewing or recording.

  VCR Plus+ is now widely accepted and incorporated into most major brands of VCR, television and TV-VCR combination products. Similarly, the Gemstar Guide Technology has been licensed by major manufacturers, Service Providers and software developers in the consumer electronics, satellite, cable, multichannel multipoint distribution service, and personal computer industries.

  According to the Broadcast Information Bureau World Guide to Television ("BIB"), in France, Germany, Italy, United Kingdom and Spain, the percentage of television households owning VCRs as of 1997, was 68%, 60%, 69%, 79% and 58%, respectively. BIB estimates that, as of 1997, 84.2% of the television households in the U.S. owned VCRs. Electronic Industries Association estimated that consumer VCR sales in the U.S. were over 16.7 million in 1997, an increase of 7% percent over the previous year. The Company believes that VCR sales in the U.S. are driven by the replacement of older equipment and the purchase of multiple units for use within a single household, and that VCR sales outside the U.S. are substantially greater than those within the U.S. because of the greater percentage of television households lacking VCRs. According to Electronic Industry Association, in 1997 consumer portable and table color television sales in the U.S. were approximately 21.3 million units. The Company estimates that the number of hardware platforms shipped annually which are suitable for incorporating the Gemstar Guide Technology may be as many as 50 million or more, and include televisions (24.5 million units per year in the U.S., including TV-VCR combination units), VCRs (16.7 million units per year in the U.S.), set top cable boxes (5 million units per year in the U.S.), integrated satellite receivers and decoders (4 million per year in the U.S.) and tuner-equipped personal computers.

  The manufacture and sale of VCRs and televisions is highly competitive and dominated by large consumer electronics companies such as Hitachi Corporation, Ltd., Matsushita Electric Industrial Co., Ltd., Mitsubishi Electric Corporation, Samsung Electronics Company, Ltd., Sony Corporation; Thomson, Toshiba Corporation, Zenith Electronics Corporation and others. Manufacturers of VCRs and televisions compete primarily on price and features. Innovations such as remote control and on-screen programming were quickly adopted by major manufacturers. Innovations such as these initially permit a product model to command a premium price and, if cost-effective for mass market implementation, may become "must-have" features that are later incorporated into a broad range of products. The Company believes that the size of the television and VCR markets and the competitive pressures within the industry present an opportunity for companies that can provide innovative technologies that both appeal to consumers and are attractive to, and cost-effective for, manufacturers.

  Service Providers such as cable system owners and operators and direct broadcast satellite broadcasters compete with other multi-channel video programming distributors based on price, the breadth of programming choices and other viewing features. Service Providers seek to differentiate themselves from competitive programming distributors and to enhance potential revenues by offering viewers premium services such as "pay-per-view" programming and other subscription services. The Company believes that consumer demand for systems and technologies that help to organize viewing choices, together with Service Providers' desire to differentiate themselves from competitive programming distributors and to enhance potential revenues, provides an opportunity for the Gemstar Guide Technology.

GEMSTAR STRATEGY

  The Company's objective is to strengthen its position as a worldwide leader in developing, marketing and licensing proprietary technologies and systems that simplify and enhance consumers' interaction with electronics products and other platforms that deliver video, programming information and other data. Key elements of the Company's strategy include the following:

    Develop Solutions that Address Consumer Needs. The Company believes that the development of solutions that address consumers' needs for user-friendly video entertainment products is central to the success of its technologies and systems. Due to the complexity of video entertainment devices, consumers typically utilize only a portion of their available features. To appeal to a broad range of consumers, the Company believes that home video technology enhancements must be intuitive, cost-effective and easy to use. Accordingly, the Company seeks to identify and develop technologies and systems that simplify and enhance consumers' interaction with electronics products and other platforms that deliver video, programming information and other data, thereby providing significant value to consumers. The Company also believes that the growth in available viewing options has created a need for interactive program guides to assist consumers in the sorting, selection and recording of programs, much like a browser or a search engine facilitates the location of desired sites on the Internet. The Company intends to continue to identify and address consumer needs with value-added technologies.

    Protect Proprietary Solutions. The Company believes that significant value lies in the intellectual property it has developed, acquired and incorporated into its technologies and systems. The markets in which the Company competes are extremely competitive, and it is critical to the Company's success that it protect and enhance its competitive advantages, including its intellectual property. Accordingly, the Company has implemented an extensive intellectual property protection program, including seeking patent protection where appropriate. In addition, where the Company believes that others have infringed its intellectual property rights, it has taken appropriate actions, including litigation, to protect its rights. The Company intends to continue to aggressively protect its intellectual property and other competitive advantages.

    Establish and Maintain Cross-Industry Support. The successful implementation of the Company's technologies and systems requires the Company to coordinate the activities of companies in many industries that have not historically worked closely together, including consumer electronics products manufacturers, publishers, broadcasters, cable and software companies. The Company has established long-term relationships within these industries and has demonstrated an ability to understand their varying business objectives and coordinate cross-industry efforts. The Company believes that its ability to work closely with disparate industry participants facilitated the success of VCR Plus+ and will contribute to the successful adoption of the Gemstar Guide Technology. The Company believes that its ability to understand and coordinate the business objectives of multiple industry groups provides a significant competitive advantage.

    Develop Multi-Platform Technologies and Systems. The Company seeks to provide the technologies and systems through which video programming information and other related data and services is obtained, irrespective of the delivery platform. As a result, the Company is aggressively pursuing a multi-platform strategy with respect to licensing its technologies and systems. The Company has designed its technology to be adaptable to multiple platforms so that its extensive feature set can become a de facto industry standard. To date, the Company has licensed its technologies for inclusion in a range of information delivery platforms that includes televisions, VCRs, TV-VCR combination units, digital versatile disk recorders ("DVD Recorders"), cable set top boxes, integrated satellite receiver decoders, personal computers, PCTVs and Internet appliances. The Company intends to license its technologies for use on other platforms that it believes may be widely adopted by consumers.

    License Broadly to Create de facto Standard. The Company's strategy is to establish its technologies and systems as industry standards. Accordingly, the Company strives to broadly license its technologies non-exclusively within targeted industry groups. For example, VCR Plus+, widely accepted as a de facto industry standard, is licensed to virtually every major VCR manufacturer. Additionally, the Company has licensed its Gemstar Guide Technology to television manufacturers, cable operators, and DSS service providers and intends to continue to aggressively pursue additional licensees. The Company has established itself as an independent licensor that does not directly compete with its licensees.

    Pursue Recurring Revenue Model. The Company is pursuing recurring revenue opportunities that may arise in connection with the implementation of the Gemstar Guide Technology. For example, the Company believes it can provide additional value-added services to end users, such as on-screen advertising and subscription services that can be accessed through its future installed base of Company-licensed interactive program guides.

PRODUCTS

 VCR Plus+

  VCR Plus+ was introduced in 1990 to simplify the programming of VCRs for consumers and has been adopted as the standard VCR programming aid by virtually every major consumer electronics manufacturer worldwide. VCR Plus+ is incorporated into VCRs by licensed consumer electronics manufacturers and enables consumers to record a television program by simply entering a proprietary one to eight digit PlusCode Number, via a remote control, into a VCR or television. PlusCode Numbers are published next to television listings in participating newspapers and television program guides. PlusCode Numbers are generated through a patented process developed by the Company and are now carried by over 1,800 newspapers and magazines worldwide, including the New York Times, the Los Angeles Times, TV Guide, the Asahi Shimbun (Japan), the Sun (U.K.), the Daily Mirror (U.K.) and the South China Morning Post (Hong
Kong). The Company estimates that in 1997 the combined worldwide circulation of all publications that contained PlusCode Numbers was approximately 330 million.

  The Company continues to develop and introduce additional VCR Plus+ features that manufacturers can license from the Company to enhance the functionality of VCR Plus+. These features include systems which are capable of automating the setup for VCR Plus+, systems which control set-top boxes, systems which update the clock information and cable channel lineup information, and systems which enhance the functionality of the V-chip parental control system. The V-chip parental control system becomes mandatory on at least half of each manufacturers' TV models with a picture size of 13 inches or greater sold in the United States beginning after July 1, 1998, and the remaining half of each manufacturers' models by January 1, 2000, is intended to give a parent the flexibility and control to identify specific shows to block or unblock from viewing. VCR Plus+ is also licensed to be incorporated into DVD Recorders. The Company believes that DVD Recorders incorporating the VCR Plus+ technology will become commercially available during the Company's 1999 fiscal year.

 Interactive Program Guides

  The Gemstar Guide Technology was introduced by the Company to implement interactive programming guides which enable consumers to navigate through, sort, select and record television programming. The Gemstar Guide Technology also allows broadcasters to disseminate program information, offers consumer electronics manufacturers an additional television feature, and provides Service Providers with an effective tool for marketing their video programming content. The Gemstar Guide Technology has been licensed for, or incorporated into, televisions, VCRs, TV-VCR combination units, cable set top boxes, integrated satellite receiver decoders, personal computers, PCTVs and Internet appliances. The Company believes that its interactive program guides will provide an attractive vehicle for the delivery of advertising and other content to consumers.

  The following are major current and anticipated features of the Gemstar Guide Technology, some of which are not available in all implementations of the Company's guides:

    Program Schedules. The Gemstar Guide Technology provides an up-to-date and accurate on-screen program schedule listing all programs by title. The program schedule covers all over-the-air broadcast and cable channels and provides consumers with future schedule information from one to eight days.

    Program Descriptions. In certain implementations, program descriptions are provided. A program description for a movie, for example, may include the title, year of release, leading actors/actresses, rating, star-rating, plot description, black & white or color, stereo, closed captioning and secondary audio information. Some implementations offer a dynamic program description which is displayed as soon as the user highlights a program title. Additionally, in certain implementations, two levels of descriptions are presented, an abbreviated description, and a detailed description.

    Sorting Functions. The Gemstar Guide Technology offers a variety of sorting capabilities. Implemented features include sorting by category (such as movies, sports, children's programming), sorting by theme within a category (such as drama, action, horror, within the movie category, and baseball, basketball, football, within the sports category), and sorting by title. Other features that may be implemented are sorting by rating (in conjunction with parental guidance and parental control), sorting by actors/actresses and directors, and sorting by new or repeat showings.

    Picture-in-Guide. In consumer electronics implementations of the Gemstar Guide Technology, the television picture is integrated into the guide screen using picture-in-guide technology. This allows a viewer to continue television viewing while using the guide. The picture window features full video and sound while a written description of the program is presented. The viewer then has a choice of two modes of operation. Under the first mode, the picture window changes channels automatically to correspond with the channel highlighted in the guide by the viewer. This mode permits full text and video surfing by the viewer. Under the second mode, the picture window is locked on a selected channel. This mode permits the viewer to continue watching the current program while reviewing other program options.

    Tuning by Title. The Gemstar Guide Technology allows a viewer, with the push of a button, to tune to a selected program that is highlighted on the interactive program guide.

    One Button Recording. The Gemstar Guide Technology enables a viewer to highlight a program on the guide and schedule it for recording by touching a single button. The viewer has the choice of recording single episodes, daily episodes for programs like soap operas or talk shows, or weekly episodes for programs that are televised once each week. A review screen displays all programs selected for recording. In some implementations, the length of tape needed to record all of the scheduled programs within the next 24 hours is displayed.

    One Button Scheduling. The Gemstar Guide Technology is expected to enable a viewer to highlight a future program and schedule it for viewing. At the appropriate time, the television will change channels, or cause the channel to be changed, to the scheduled program. If the television is turned off, it is automatically turned on, and automatically turned off after the end of the scheduled program.

    Automatic Clock and Channel Setup. The Gemstar Guide Technology automatically sets the VCR clock and the channel lineup (both broadcast and cable) as soon as the user enters the zip code in which the unit is located.

  The Company currently markets and licenses the Gemstar Guide Technology to consumer electronics manufacturers which incorporate the technology into TVs, VCRs and TV-VCR combination units ("Consumer Electronics Guides"), and to Service Providers and manufacturers that supply Service Providers with cable set-top boxes ("Service Provider Guides"). In the consumer electronics sector, the Gemstar Guide Technology enables licensed manufacturers to enhance the functionality and appeal of their products and to realize additional revenue through premium pricing. The Company believes that the additional costs to manufacturers of incorporating its technologies into their products must be as low as possible in order to encourage adoption of its technology by manufacturers. The Company also believes that its systems' design must be user-friendly and aesthetically appealing to consumers. The Company's research and design team in Bedford, Massachusetts works closely with each licensed manufacturer to achieve these implementation and design objectives. In the Service Provider sector, the Gemstar Guide Technology enables Service Providers to market additional services to subscribers. The Gemstar Guide Technology allows Service Providers to customize certain elements of the guide for subscribers and also allows subscribers to upgrade features and services over time. The guide is compatible with the Service Provider's subscription management and pay-per-view operations.

LICENSEES AND LICENSING

  The Company generates licensing revenue through licenses to consumer electronics manufacturers, Service Providers and software developers, via a combination of one-time, non-refundable licensing payments and per-unit license fees as well as to newspapers, magazines and other publications via license fees for the right to print the PlusCode Numbers. In some cases, the Company also charges a fee for the development and transfer of relevant technologies.

 VCR Plus+

  The Company has licensed the VCR Plus+ technology to virtually every major VCR manufacturer, including the following manufacturers and their associated North American, European, Asian and South American brands:

   Aiwa Company, Ltd.                         Nokia Technology GmbH                          Shintom Co., Ltd.
   Akai Electric Co., Ltd.                    North American Philips Corporation             Sony Corporation
   Daewoo ElectronicsCompany, Ltd.            Orion Electric Company, Ltd.                   Thomson Consumer Electronics
   Funai Electric Co., Ltd.                   Philips Electronics N.V.                         (Proscan, RCA, GE)
   Goldstar Co., Ltd.                         Pioneer Electronics Corp.                      Toshiba Corporation
   Hitachi Corporation, Ltd.                  Samsung Electronics Company, Ltd.              Victor Company of Japan, Ltd.
   Matsushita Electric                        Sanyo Electric Co., Ltd.                       Zenith Electronics Corporation
   Industrial Co., Ltd.                       Sharp Corporation
   Mitsubishi Electric Corporation

  The licensed manufacturers which employ the Company's technology pay the Company an ongoing per unit license fee based upon the number of units shipped that incorporate the VCR Plus+ technology. In some cases, such manufacturers have also paid the Company an up-front, one-time licensing fee. The Company continues to develop and introduce additional VCR Plus+ features that manufacturers can license from the Company to enhance the functionality of VCR Plus+. Manufacturers are required to pay an additional license fee for each unit incorporating an enhanced feature. License agreements with manufacturers have terms which typically range from three to seven years.

  The Company's license fees for the right to print its proprietary PlusCode Numbers in publications are based on the circulation of each publication. The Company's agreements with newspapers and magazines that publish PlusCode Numbers have terms ranging from one to seven years and provide for modest license fees to the Company. Agreements with certain publications require the publications to provide substantial promotion of the VCR Plus+ system. The Company has entered into an agency agreement with United Feature Syndicate, Inc. to handle the licensing of PlusCode Numbers to newspapers in the U.S. and other countries and to maintain certain ongoing relationships with existing publishers.

 Interactive Program Guides

  The Company licenses the Gemstar Guide Technology to major consumer electronics manufacturers, including the following manufacturers and their associated North American, European, Asian and South American brands:

   Hitachi, Ltd.                                  Philips Consumer Electronics Company     Thomson Multimedia S.A.
   Matsushita Electric Industrial Co., Ltd.       Sanyo Electric Company, Ltd.               (Proscan, RCA, GE)
    (Panasonic)                                   Sharp Corporation                        Victor Company of Japan, Ltd.
   Mitsubishi Electric Corporation                Sony Corporation                         Zenith Electronics Corporation

  The Company licenses the Gemstar Guide Technology to consumer electronics manufacturers for a combination of a one-time non-refundable fee and continuing license fees based on the number of units shipped incorporating the licensed technology. License agreements with such manufacturers have terms which typically range from three to seven years.

  The Company licenses the Gemstar Guide Technology to Service Providers and manufacturers in the cable, satellite and set-top box industries, including the following:

   CABLE OPERATORS                       SATELLITE                               SET-TOP BOX MANUFACTURERS
   ---------------                       ---------                               -------------------------
   Americast                             Hitachi Corporation, Ltd.               Scientific Atlanta
   Cox Cable Communications              Hughes Network Systems
   GTE Communications Systems            Matsushita Consumer Electronics Company
   Time Warner Cable                     Sony Corporation
   TKR Cable Company Americast           Toshiba Corporation
                                         Thomson
                                         Uniden America Corporation

  In January 1998 the Company entered into a cross-licensing agreement with Microsoft pursuant to which Microsoft agreed to adopt the Gemstar Guide Technology as part of its TV Viewer feature in the Windows '98 operating system and in Microsoft products worldwide that incorporate interactive program guides.

  The Company typically requires that licensees adhere to a set of specifications for incorporating Gemstar technology in their products. The specifications prescribe minimum functionality which must be implemented, maximum permitted functionality, and certain functionalities or features which require additional license fees or special licensing terms. The Company's license agreements typically contain limitations on licensees' ability to assert that the Company's technology infringes their intellectual property. The Company intends to require software developer licensees to agree to obtain such commitments from Service Providers to whom they supply software incorporating Gemstar technology.

TECHNOLOGY

 VCR Plus+

  The Company's VCR Plus + technology allows a user to record a program simply by entering a proprietary PlusCode Number into a VCR or television. The PlusCode Numbers encode, in a compressed and encrypted form, the essential elements of programming information, including date, time, channel and length of program. The PlusCode Numbers are decoded by the Company's proprietary software, which is embedded in a microprocessor in the VCRs or televisions by licensed consumer electronics manufacturers. Accordingly, when the user enters a PlusCode Number, the VCR Plus+ system turns on the VCR, records the appropriate channel at the appropriate time and then shuts off the VCR. The VCR Plus+ technology has also been incorporated into televisions and licensed to be incorporated into DVD Recorders. A television incorporating the VCR Plus+ technology controls a VCR through infrared signals.

 Interactive Program Guides

  In order to transmit programming information directly to end-users of its interactive program guides, the Company has designed and implemented a data delivery system (the "Gemstar Data Delivery System"). The Gemstar Data Delivery System includes communication networks comprised of a central computer which transmits program data via various means to the Company's insertion equipment located in network headends, cable headends and broadcast stations for inclusion in television signals, as well as proprietary methods and technologies for assembling, editing, data encryption, data packaging, data insertion, data distribution and data broadcasting of television program listing information and other data. It also includes mirror sites, emergency override systems and procedures, emergency recovery systems and procedures, and data quality monitoring systems to ensure the successful transmission of the Company's data.

  The Company typically receives television program listing data from commercial suppliers and applies quality control and editing procedures to customize the data in a format suitable for the Company's interactive program guides. The Company has entered into an agreement to purchase programming information in electronic form from Tribune Media Service, Inc., a subsidiary of the Tribune Company and a leading supplier of television program information, as well as other commercial services. Once the data is received, it is electronically converted into data packets ready for transmission. In most cases, the data is encrypted. Consumer Electronic Guides utilize the VCR Plus+ system for program identification, data encryption and data compression. After the program information is reformatted, the data packets are transmitted via a variety of transmission means, including land-line telephone link, NABTS broadcast, and satellite link to the Company's insertion equipment located in network headends, cable headends, and broadcast stations for inclusion in the television signals. The data is then broadcast by the Company pursuant to agreements with local television stations, cable broadcasters and national television networks. The Gemstar Data Delivery System presently includes over 500 local television broadcast stations, three national cable networks, five national broadcast networks (ABC, FOX, CBS, UPN and PBS) which combine to cover virtually all U.S. television households with multiple redundancy in most areas. Similar agreements have been reached with the Tokyo Broadcasting System, the largest private television network in Japan, Canadian Broadcasting Company, a national broadcaster in Canada, and RTL, a national broadcaster in Germany. The Company also intends to seek similar agreements with other broadcasters which will provide the Company with additional redundancy of coverage and will provide broadcasters with the ability to update their own program information. These television stations and cable companies broadcast, both over the air and through local cable television operators, the television program listing data for all channels (including information of other networks or stations) through their vertical blanking interval which is the unused air time between television picture frames.

  In each of its agreements with broadcasters, the Company has the right to install its insertion equipment required to insert data into the vertical blanking interval without charge to the broadcasters. In order to ensure the availability and quality of such equipment to its broadcasters, in 1993 the Company acquired a majority ownership interest in NORPAK Corporation, a Canadian based company and leading manufacturer of broadcast data insertion equipment. NORPAK Corporation presently supplies data-insertion equipment to major broadcasters such as the ABC and CBS Television Networks and Turner Broadcasting Systems.

  The current design of the Company's Service Provider Guides includes a software application that is downloaded and stored in flash memory in advanced analog and digital converter boxes containing up to seven days of program information. The application is supplied with data, updated daily, through the Gemstar Data Delivery System to viewers through their Service Providers. The Service Provider Guides store the infra-red code base of VCRs and cable set-top boxes and control them by infra-red emission.

STRATEGIC RELATIONSHIPS

  In addition to its customary licensing arrangements with consumer electronics manufacturers and Service Providers, the Company has entered into relationships with parties that can offer strategic benefits. The Company believes that the design and capabilities of the Gemstar Guide Technology will allow the Company and the entities with which the Company enters into strategic relationships to target advertisers, such as cable and broadcast television networks and video and entertainment related product providers to generate advertising revenues. The Company intends to further exploit the Gemstar Guide Technology through these strategic relationships.

  Thomson. In November 1997, the Company signed an agreement with Thomson to establish the Company's interactive program guides technologies in consumer electronics. The first element is a multi-year, multi-million dollar license of the Gemstar Guide Technology to Thomson. The second element provides for cooperation in establishing the Company's interactive program guides as a standard for North and South America. The third element provides for a long-term cooperative effort by the Company and Thomson to explore opportunities presented by the interactive program guide platform in the consumer electronics area, including advertising, promotion, sponsorship and interactive services.

  Microsoft. In January 1998, the Company entered into a long-term, worldwide cross-licensing agreement with Microsoft in which the two companies agreed to cross license their respective intellectual property in the interactive program guide area. Pursuant to the agreement, Microsoft purchased a non-exclusive license to Gemstar's technology in the interactive program guide area and the Company received a license to Microsoft's intellectual property in the program guide area. Microsoft agreed to pay Gemstar a combination of up-front and per unit license fees. The parties will also share in recurring revenues that may result from an interactive program guide incorporated by Microsoft, including advertising, promotion, sponsorship and linking. Microsoft has agreed to license the Gemstar Guide Technology as a part of its TV viewer feature in the Windows '98 operating system. Microsoft has also incorporated interactive program guides under license from the Company in current and future versions of its WebTV Plus Internet terminals worldwide.

COMPETITION

  The Company's technologies and systems compete with those of other companies. Many of the Company's present and potential future competitors have, or may have, substantially greater resources than the Company to devote to further technological and new product developments. The Company believes that it will compete effectively based primarily on the originality of its concepts, the speed with which it has introduced such concepts to the market, the uniqueness of its designs, the focus of its business approach, the strength of its intellectual property portfolio, the extensiveness of its business relationships, the quality and innovation of its technologies and its ability to identify and meet consumer needs. See "Certain Factors Affecting Business, Operating Results And Financial Condition."

 VCR Plus+ System

  The Company is aware of no product other than VCR Plus+ that allows the user to program a VCR by entering a numerical code. However, several products on the market offer other simplified VCR programming functions and thus compete with VCR Plus+. Such products include on-screen program guides incorporating point-and-click recording capability. Certain of the Company's interactive program guides use the VCR Plus+ system. As a result, licensees of such guides also license the Company's VCR Plus+ technology. To the extent that electronic program guides with recording capability offered by companies other than Gemstar are widely adopted, such guides may reduce the need for VCR Plus+. All electronic program guides, including those that do not have a point-and-click recording feature, may compete with the printed television guides, and may adversely affect the Company's PlusCode Number coverage and publication license income.

 Interactive Program Guides

  Competition in the market for the delivery of television program schedule information is intense. There are a number of companies with substantially greater financial, sales and marketing resources than the Company who produce and market television schedule information in various formats which compete or will compete with the Company's interactive program guides products and services. These alternative formats currently include traditional printed television guides, as well as non-interactive (passive) and interactive on-screen electronic guide services, printed television guides in newspapers and weekly publications, and local cable television guides.

  Certain manufacturers of cable and satellite set-top boxes, including General Instrument, offer advanced analog and digital set-top boxes which incorporate an interactive program guide with various features similar to those offered by the Company's interactive program guides. Many of such manufacturers have significantly greater resources than the Company to devote to the development and commercialization of such products. If the competing interactive on-screen guides are effectively developed and promoted, and are not deemed to violate the Company's intellectual property rights, they will present a significant competitive challenge to the Company's interactive program guides.

  Viewers who receive television programming via C-band satellite have access to a subscription service called SuperGuide offered by Satellite Service Company. SuperGuide provides satellite subscribers with an interactive on-screen program guide using a remote control. SuperGuide presents a service competitive to the Company's service in the satellite distribution channel and would present an additional competitive challenge if extended to other distribution channels.

  Several other companies have announced that they will provide on-screen programming information in connection with pay-per-view and satellite broadcasting. There can be no assurance that the producers of such systems will not expand the products to include interactive access to programming information that will be competitive with the Company's interactive program guides. See "--Certain Factors Effecting Business, Operating Results and Financial Condition--Competition."

  Printed television schedule competitors of the Company include TV Guide, printed guides for satellite customers, local cable television guides and local newspaper guides, all of which benefit from their familiarity to television viewers, their broad base of distribution and their presentation of feature articles and entertainment news. The established market presence of printed program guides may give them a competitive advantage.

  Although the Company believes that its interactive program guides are in a strong competitive position with respect to its known competitors, there may be competitors with additional strengths that are unknown to the Company. Such potential competitors, which may include hardware manufacturers, software developers, broadcasters or service providers, could be larger, more established companies with greater resources in the program information delivery market.

INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY INFORMATION

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

  The Company follows a vigorous and aggressive patent and trademark policy, both in the U.S. and internationally. The Company has a number of methods and design patents and pending patent applications relating to the VCR Plus+ system and its related technologies. In the area of interactive program guides, the Company has a large portfolio of patents and pending applications including those originated by the Company prior to the StarSight acquisition, those originated by StarSight prior to the StarSight acquisition, those acquired from inventor Michael R. Levine (including patents covering the broad principles used in storing television programming data in a television receiving device and allowing a user to select and display television guide information), and exclusive licensing rights in certain third-party patents. The Company believes that with this combination of rights, it has one of the world's most extensive portfolios of intellectual property in the area of interactive program guides which spans the fundamental concept of local storage and retrieval of television program information to specific user interface, functionality and methods of implementation of interactive program guides. Pursuant to an agreement entered into in 1997, the Company has acquired the future invention rights of Mr. Levine in the audio-visual technology area. The Company also continues to develop and file additional patent applications in a variety of areas in addition to the visual technology area.

  Most of the Company's licensing agreements contain a non-assertion provision which prohibits the licensees from asserting patent infringement claims against the Company's VCR Plus+ system or Gemstar Guide Technology. The Company generally takes advantage of the Patent Convention Treaty procedures for patent protection in foreign countries. This procedure results in a delay in the application and issuance of foreign patents, but if and when issued, is more cost efficient and these foreign patents will enjoy the same priority date as their U.S. counterparts.

  The Company holds extensive trademark registrations throughout the world and has multiple trademark applications pending for a variety of marks. Marks for which the Company has registrations or applications to register in the U.S. or foreign countries include, Gemstar, VCR Plus+ (Video Plus+, ShowView and G Code are marks used in place of the mark VCR Plus+ in certain countries to avoid or minimize conflicts in those countries), Guide Plus+, ShowGuide, ShowList, V-Chip Plus+, Index Plus+, PlusCode, CallSet, iPlus+, SpotPlus+, Instant Programmer, Control Tower and C/3/. The Company has U.S. copyright registrations for the encoding and decoding computer programs with respect to its compression and encryption technology. The Company considers portions of its encryption technology to be a protectable trade secret and has undertaken considerable efforts to maintain its secrecy.

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

                      CERTAIN FACTORS AFFECTING BUSINESS,
                   OPERATING RESULTS AND FINANCIAL CONDITION

  This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the United States Securities Act of 1933, as amended, and
Section 21E of the United States Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Such forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below. Such factors, together with the other information in this Annual Report, should be considered carefully in evaluating an investment in the Ordinary Shares.

  Dependence on Single Product Category; Uncertainty of Acceptance of New Products; Rapid Technological Change. The Company's historical revenues to date have been primarily derived from license fees for its VCR Plus+ technology, consisting of per unit license fees from VCR and television manufacturers, and to a lesser extent, license fees for PlusCode Number publication rights from newspapers and other publications. While VCR Plus+ license fees have increased significantly in each year since the Company's inception, future growth of revenues derived from VCR Plus+ may be limited by the fact that virtually all major VCR and television manufacturers have licensed the VCR Plus+ technology, and the fact that the Company has already expanded into most major markets worldwide. Any further growth in VCR Plus+ license revenues will come only from further penetration of increasingly saturated markets. Accordingly, the Company's future success depends to a significant extent upon its ability to develop, market and license emerging and new products and services, including the Gemstar Guide Technology and the Company's interactive program guide systems which have yet to generate significant revenues. The Company has only a limited history on which to base an evaluation of its interactive program guide business and prospects. The market for consumer electronics products such as interactive program guides is characterized by rapidly changing technologies, short product life cycles, the frequent introduction of new products and evolving industry standards. Moreover, consumer demand for new product categories such as interactive program guides is inherently uncertain. There can be no assurance that the Company will successfully develop, market and license the Gemstar Guide Technology and the Company's interactive program guide systems, that the Company will ever achieve significant revenues or operating income from its interactive program guide business or, if significant revenues are achieved, that they can be sustained. The failure of the Company's interactive program guides to be accepted by consumers and achieve revenues could have a material adverse effect on the Company's business prospects, financial condition and results of operations.

  Moreover, the life cycle of the Gemstar Guide Technology and any future products and services developed by the Company may be limited by the emergence of new entertainment products and technologies, changes in consumer preferences and other factors. The Company's future performance will depend on its ability to consistently (i) identify emerging technological trends in its market, (ii) identify changing consumer needs, desires or tastes, (iii) develop and maintain competitive technology, including new product and service offerings, (iv) improve the performance, features and reliability of its products and services, particularly in response to technological change and competitive offerings, and (v) bring technology to market quickly at cost-effective prices. There can be no assurance that the Company will be successful in developing and marketing new products and services that respond to technological and competitive developments and changing customer needs, or that such products and services will gain market acceptance and be incorporated into the technology or products of third parties. Any significant delay or failure to develop new or enhanced technologies, including new product and service offerings, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Risks Associated with Strategic Relationships. Part of the Company's business strategy is to enter into strategic or other similar collaborative relationships with consumer electronics manufacturers, Service Providers, software developers and other partners in order to offer products and services to a larger customer base than could be reached through the Company's own sales and marketing efforts. For instance, the Company has recently entered into certain strategic relationships relating to the Gemstar Guide Technology, including a multi-year, multi-element cooperative agreement with Thomson and a cross-licensing agreement with Microsoft for inclusion of the Gemstar Guide Technology in specified Microsoft products. The Company believes that such strategic relationships can accelerate the market penetration of the Company's products and technologies while limiting the Company's sales and marketing costs. However, there can be no assurance that the Company will be able to expand or maintain its existing strategic relationships or establish new strategic relationships on commercially reasonable terms, if at all. If the Company is unable to maintain its existing strategic relationships, or to establish similar strategic relationships with respect to future products and services, it will be required to devote substantially more resources to the distribution, sale and marketing of its products and services. Any future inability of the Company to maintain its strategic relationships or to enter into additional strategic relationships, or the failure of one or more of the Company's strategic relationships to result in the development and maintenance of a market for the Company's products and services, could have a material adverse effect on the Company's business, operating results and financial condition.

  Risks Associated with Changes in Consumer Electronics Market. The Company derives a substantial majority of its revenues from manufacturer license fees for its VCR Plus+ technology and Gemstar Guide Technology. Such fees are largely assessed based on unit shipment volumes of televisions, VCRs and other devices incorporating the Company's technologies. Accordingly, the Company's future operating results are substantially dependent on continued growth in the video entertainment products category, and any decline in sales of consumer electronics products employing the Company's technologies would have an immediate and adverse impact on the Company's operating results. Demand for new VCRs and televisions may be adversely affected by increasing market saturation, a decline in consumer interest due to a lack of desirable new product features, and a decreased need for unit replacement as the durability of consumer electronics products improves. Moreover, sales of consumer electronics devices incorporating the Company's technologies may be adversely impacted by the emergence of new product categories and consumer entertainment options. For instance, even though the Company's VCR Plus+ technology has been licensed to be incorporated into DVD Recorders, increased sales of non-recording DVD Recorders or other non-recording video entertainment devices and widespread availability of video on demand or near-video on demand services from cable service providers may reduce demand for the Company's VCR Plus+ technology. The availability of alternative home entertainment options such as the Internet may also reduce consumer spending on VCRs and televisions. A decline in demand for VCRs, televisions and other consumer electronics devices employing the Company's technologies would have a material adverse effect on the Company's business, operating results and financial condition.

  Seasonality and Variability of Results. The Company experiences variability in its revenues and operating results on a quarterly basis as a result of many factors. Most importantly, as consumer electronics manufacturers have incorporated the Company's systems into an increasing numbers of products and models, the Company's license revenues have displayed a seasonality typical of the operating results of consumer electronics manufacturers. Shipments by manufacturers of consumer electronics devices, tend to be higher in the third and fourth calendar quarters, or the Company's second and third fiscal quarters. However, because the Company generally receives license revenues within 90 days after the end of the quarter in which the consumer electronics devices incorporating its technology are shipped, licensing revenues are typically higher during the Company's third and fourth fiscal quarters. In addition, manufacturers' shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. As a result, the Company may experience variability in its quarterly license revenues affecting period to period comparability and performance. The Company's license revenues are also affected by the volume of shipments by manufacturers. The Company's license agreements provide for volume discounts based on the shipment volume in each year by a given manufacturer, which can lower the average per unit license fee for a manufacturer over the course of a year. The Company anticipates that its revenues and operating results will also be affected by the timing of market introductions and market acceptance of new systems. There can be no assurance, however, that future systems developed by the Company, including the Company's interactive program guides, will ever result in significant revenues or profits. Further, if new systems achieve market acceptance, the timing of manufacturers' implementation and shipments is uncertain and may result in greater variability of the Company's quarterly and annual operating results.

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

  Reliance on Third-Party Manufacturers. The Company depends on the cooperation of third-party consumer electronics manufacturers which incorporate the Company's technology into their products. The Company does not manufacture such hardware itself. Most of the Company's license agreements do not require the inclusion of the Company's technology into any specific number or percentage of units shipped by the licensees, and only a few of these agreements guarantee a minimum licensing fee to the Company over their term. Accordingly, the Company cannot control or predict the number of models or units shipped by any manufacturer employing the Company's technology. Most of the above-described license agreements may be terminated by the manufacturer without substantial financial penalty.

  Further, there can be no assurance that the Company's interactive program guides and related technologies and services will achieve market acceptance or that manufacturers, Service Providers and software developers will devote resources adequate to achieve such market acceptance. In addition, there can be no assurance that such entities will in fact incorporate the Company's technologies into their products, that licensing agreements will not be terminated and, if terminated, that the Company would be able to negotiate alternative relationships on commercially acceptable terms. The Company has no control over the number of TVs, VCRs, DVD Recorders, TVCRs, cable set-top boxes or other products incorporating the Company's technologies that will be manufactured, and there can be no assurances with respect to the quantity thereof that will include the Company's technologies or the amount of licensing revenues the Company will receive as a result of inclusion by manufacturers licensing or incorporating the Company's systems.

  The incorporation of the Gemstar Guide Technology into televisions, VCRs, TVCRs, DVD Recorders, set-top boxes, integrated satellite receiver decoders, and other hardware currently requires a Company-designed Application Specific Integrated Circuits ("ASIC"). The Company currently outsources the production of ASICs. The development of, or the identification of alternative sources for, ASICs could require significant lead time. An inability to provide for sufficient quantities of ASICs could delay the incorporation of the Gemstar Guide Technology into products, which would have a materially adverse effect on the Company's business. Furthermore, there can be no assurance that suppliers of such ASICs will successfully produce sufficient volumes of the ASICs to ensure the timely availability of products incorporating the Gemstar Guide Technology in commercial quantities. A failure in any one of the steps leading to the successful incorporation of the Company's technologies into products could have a material adverse effect on the Company's business. The Company believes that the cost of the hardware required to support the Gemstar Guide Technology must be significantly reduced in order for consumer electronics manufacturers to incorporate the Company's interactive program guides in a broader range of consumer electronics devices, including low-to-mid range televisions and VCRs. Although the Company is currently attempting to reduce the number and complexity of chips required to support its interactive program guides and realize additional manufacturing efficiencies, no assurance can be given that the cost of the required chip sets can be significantly reduced. Moreover, the semiconductor industry is highly cyclical and ASICs and memory chips are subject to unanticipated and dramatic price volatility. Neither the Company nor, to its knowledge, any of the Company's licensed manufacturers, have long-term supply agreements. As a result, a significant increase in the cost of ASICs and memory chips could significantly impede adoption of the Company's interactive program guide technologies by manufacturers.

  Dependence on the Cooperation of Cable, Television Broadcasters and Publications. The Gemstar Data Delivery System, which broadcasts data necessary to operate the Company's interactive program guides as well as certain advanced features of VCR Plus+, depends on the cooperation of both cable and television broadcasters. The Company has entered into agreements with television broadcast networks (including ABC, FOX, CBS, UPN and PBS), cable program providers (including WGN Superstation, The Family Channel and A&E) and over 500 local television stations to broadcast data needed to support the Gemstar Guide Technology and the other features through the vertical blanking interval, the unused air time between television picture frames. There can be no assurance that these broadcasters, program providers, or local broadcast stations will broadcast the data without error. There can be no assurance that these agreements will not be terminated, and upon expiration, be renewed on terms acceptable to the Company or at all.

  The Company's data broadcast through the vertical blanking interval could be deleted or modified by local cable operators, so that such data would be degraded or unavailable to some consumers. In such a case, the Company's technology may become less attractive to end-users, or the Company may have to incur additional expense to activate alternative measures to broadcast and allow end-users to receive such data, or the Company may have to enter into further agreements with local cable operators to ensure retransmission of required information. There can be no assurance that such decrease in service would be acceptable to end users, or that alternative measures of broadcasting and receiving data would be acceptable, or that agreements with cable operators could be reached or if reached, that they would be on terms acceptable to the Company. In addition, increased use of digital broadcast satellite or digital cable technology, which does not involve a vertical blanking interval, would require the Gemstar Data Delivery System to be modified to allow receipt of program data in digital form, and there can be no assurances that such system could be so modified in a commercially acceptable manner.

  The Company purchases television program listing information from various commercial vendors for insertion into, and dissemination through, the Gemstar Data Delivery System. There can be no assurance that the quality, accuracy or timeliness of such data will meet, or continue to meet, the standard required to provide interactive program guides satisfactory to the end user.

  The Gemstar Guide Technology that is integrated into set-top boxes requires Service Providers to order new set-top boxes from manufacturers for distribution to new and existing customers. The Company believes that delays in the availability of set-top boxes incorporating new analog and digital technology have caused many Service Providers to defer purchases of new set-top boxes. Deployment of new set-top boxes has also been delayed by the high cost of such devices and the capital spending constraints of many cable operators. As a result, the deployment of Gemstar Guide Technology capable hardware has been and could be further delayed. There can be no assurance that the Company's agreements and arrangements with Service Providers will result in the successful acceptance of the Gemstar Guide Technology or data services by Service Providers or end-users.

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

  Competition. The Company operates in a highly competitive and rapidly evolving market. To compete successfully in this market, the Company must produce and provide products and services which are relatively low in cost and easy for consumers to use. There are a number of companies with substantially greater financial, sales and marketing resources than the Company who produce and market television schedule information in various formats which compete or will compete with the Company's interactive program guides products and services. These alternative formats currently include traditional printed television guides, as well as non-interactive (passive) and interactive on-screen electronic guide services, printed television guides in newspapers and weekly publications, and local cable television guides.

  Certain manufacturers of cable and satellite set-top boxes, including General Instrument, offer advanced analog and digital set-top boxes which incorporate an interactive program guide with various features similar to those offered by the Company's interactive program guides. Many of these manufacturers have significantly greater resources than the Company to devote to the development and commercialization of such products. If the competing interactive on-screen guides are effectively developed and promoted, and are not deemed to violate the Company's intellectual property rights, they will present a significant competitive challenge to the Company's interactive program guides.

  Viewers who receive television programming via C-band satellite have access to a subscription service called SuperGuide offered by Satellite Service Company. SuperGuide provides satellite subscribers with an interactive on-screen program guide using a remote control. SuperGuide presents a service competitive to the Company's service in the satellite distribution channel and would present an additional competitive challenge if extended to other distribution channels. Several other companies have announced that they will provide on-screen programming information in connection with pay-per-view and satellite broadcasting. There can be no assurance that the producers of such systems will not expand the products to include interactive access to programming information that will be competitive with the Company's interactive program guides.

  The Prevue Channel and other passive on-screen electronic guides with which the Company's interactive program guides may compete are typically offered to cable television subscribers at no cost. There can be no assurance that the passive guides, which do not require a set-top box to deploy, will not continue to command greater market share than the interactive guides or that the producers of the passive guides will not develop new products that will offer features similar to those found in the Company's interactive program guides system.

  Several entities have announced PC- and Internet-based guide products which have many features similar to the Company's interactive program guides. Among others, Intel Corporation currently offers Smart Guide, a PC-based electronic program guide licensed from Harman Interactive Group. The combination of these PC- and Internet-based guides and the present and future widespread availability of Internet-enabled consumer electronics devices (including Internet-enabled TVs and set-top boxes) and integrated PC-centered home entertainment systems could pose a significant competitive challenge to the Company's products. While the Company believes that current PC- and Internet-based program guides are less attractive to consumers because they lack the ability to directly control televisions and VCRs, and involve a delay in responding to user commands, it is possible that the performance and functionality of PC- and Internet-based guides will be enhanced such that they are able to compete with the Company's electronic program guides in the future.

  Printed television schedule competitors of the Company include TV Guide, printed guides for satellite customers, local cable television guides and local newspaper guides, all of which benefit from their familiarity to television viewers from their familiarity to television viewers, their broad base of distribution and their presentation of feature articles and entertainment news. The established market presence of printed program guides may give them a competitive advantage.

  The Company is aware of no product other than VCR Plus+ that allows the user to program a VCR by entering a numerical code. However, several products on the market offer other simplified VCR programming functions and thus compete with VCR Plus+. Such products include on-screen program guides which incorporate point-and-click recording capability and may compete with VCR Plus+. Certain of the Company's electronic program guides use the VCR Plus+ system, such that every unit that licenses the Gemstar Guide Technology also licenses the Company's VCR Plus+ technology. However, to the extent that electronic program guides with recording capability offered by companies other than Gemstar are widely adopted, such guides may reduce the need for VCR Plus+. All electronic program guides, including those that do not have a point-and-click recording feature, may compete with the printed television guides, and may adversely affect the Company's PlusCode Number coverage and publication license income.

  There may be competitors with significant competitive strengths which are not known to the Company or discussed herein. Such potential competitors may include larger, more established companies both within and outside of the interactive multimedia services and interactive television fields that could develop, deliver and sell simplified VCR programming products, on-screen program guides or other devices that meet all or portions of the functionality provided by the Company's technology. There can be no assurance that the Company's systems will achieve consumer acceptance or that they will be able to compete successfully with such known or unknown competitors, some of which possess substantially greater financial, sales and marketing resources than those of the Company.

  Dependence on Key Employees. The Company is dependent on certain key members of its management, operations and development staff, including Henry C. Yuen, its Chief Executive Officer, the loss of whose services could have a material adverse effect on the Company. Although the Company has employment contracts with such key employees, such employment contracts would generally not restrict the employee's ability to leave the Company. Furthermore, recruiting and retaining additional qualified engineering, marketing, and operations personnel will be critical to the Company's success. There can be no assurance that the Company will be able to recruit or retain such personnel on acceptable terms. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

  Passive Foreign Investment Company. A foreign corporation is classified as a "passive foreign investment company" ("PFIC") if (1) 75% or more of its gross income (including the pro rata gross income of any subsidiary of which the corporation owns 25% or more of the stock by value) in a taxable year is passive income or (2) the average percentage of its assets by value (including the pro rata value of the assets of any subsidiary of which the corporation owns 25% or more of the stock by value) which produce or are held for the production of passive income is at least 50% in a taxable year. (For purposes of these tests, stock of a 25% or more owned U.S. subsidiary (by value) is a non-passive asset and income from such stock is non-passive income.) Passive income includes dividends, interest and royalties but excludes royalties that are derived in the active conduct of a trade or business (as defined for U.S. federal income tax purposes) and that are received from an unrelated person.

  The Company does not believe that it is currently a PFIC because, based on the substantial management and operational functions of its subsidiaries in connection with the creation and development of its proprietary products, the royalty income of these subsidiaries is derived from the active conduct of a trade or business and because the average value of assets producing passive income is less than 50% of aggregate asset value. Characterization of royalty income as active business income is based on the treatment of the Company's operating subsidiaries, collectively, as the developer and licensor of the proprietary products for purposes of this test. However, there is little authority on which to rely in this area, and there can be no assurance that the Internal Revenue Service will agree with this position. For purposes of the assets test, the Company values its tangible and intangible assets on a fair market basis. If the Company were a PFIC, a U.S. holder would be subject to increased tax liability upon the sale of the Company Ordinary Shares at a gain or upon the receipt of certain dividends, unless such U.S. holder makes an election (a "qualifying electing fund election") to be taxed currently on his pro rata portion of the Company's income, whether or not such income is distributed in the form of dividends or otherwise.

  A U.S. holder making a qualifying electing fund election is required for each taxable year to include in income a pro rata share of the ordinary earnings of the qualifying electing funds as ordinary income and a pro rata share of the net capital gain of the qualifying electing fund as long-term capital gain. The Company will, at the request of a shareholder making a "qualifying electing fund election," comply with the applicable information reporting requirements. U.S. holders should consult their tax advisors regarding the consequences of PFIC status, including certain reporting requirements applicable to U.S. shareholders of a PFIC, and the election to treat the Company as a qualifying electing fund.

  Patent, Proprietary Information and Related Litigation. The Company's continuing success depends in part on its ability to protect and maintain the proprietary nature of its technology through a combination of patents, trade secrets, trademarks, copyrights, licenses and other intellectual property arrangements. The Company has been notified in the past and the Company may be notified in the future of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. In the past the Company has been involved in disputes regarding its intellectual property rights and believes it may be involved in similar disputes in the future. While the Company intends to vigorously protect its intellectual property rights, there can be no assurance that in the future any patents held by the Company will not be invalidated. Further, there can be no assurance that the Company's pending patent applications will issue or that a third party will not violate, or attempt to invalidate, the Company's intellectual property rights, possibly forcing the Company to expend substantial legal fees. An adverse determination in any such dispute could result in the loss of the company's proprietary rights, subject the Company to significant liabilities and litigation costs or prevent the Company from licensing its technologies, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, the laws of certain foreign countries in which the Company's technology is or may in the future be licensed may not protect the Company's intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of the Company's intellectual property. In addition, if any of the Company's licensees determine that any additional third party licenses are required as a result of any dispute, there can be no assurance that any such licenses would be available on terms acceptable to Company, if at all. Additionally, there can be no assurance that certain aspects of the Company's technology will not be reverse-engineered by third parties without violating the Company's proprietary rights. The Company's existing protections also may not preclude competitors from developing products with features and prices similar to or better than those of the Company.

  To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation against one or more third parties. In addition, one or more of these parties may bring suit against the Company.
In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Any litigation, whether as a plaintiff or as defendant, would likely result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is ultimately determined in favor of the Company. In addition, the results of any litigation matter are inherently uncertain.

  Holding Company Structure; Restrictions on Subsidiary Dividends. The Company conducts all of its operations through subsidiaries. Accordingly, the primary source of the Company's income is dividends and other distributions from its subsidiaries. Some of the Company's subsidiaries were formed under and have operations in countries other than the British Virgin Islands, the jurisdiction of the Company's organization. In addition, each of the Company's subsidiaries receives its revenues in either U.S. dollars or the local currency of the jurisdictions in which it operates. As a consequence, the Company's ability to obtain dividends or other distributions is subject to, among other things, possible restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate. In addition, dividends or distributions from the Company's U.S. subsidiary are subject to a 30% withholding tax, which makes such dividends and distributions unattractive. The subsidiaries' ability to pay dividends or make other distributions to the Company is also subject to the subsidiaries having sufficient funds from their operations legally available for the payment of dividends or other distributions which are not needed to fund their operations, obligations or other business plans. Because the Company is a shareholder of its subsidiaries, the Company's right to the assets of such subsidiaries will be subordinated to the rights of all creditors and claimants against its subsidiaries. Additionally, while the Company has paid certain cash dividends to shareholders in the past, the Company has no current plans to pay cash dividends, and there can be no assurance that current or future laws of the British Virgin Islands will not restrict or eliminate the ability of the Company to pay dividends to shareholders.

  Volatility of Stock Price. There has been a history of significant volatility in the market price of the Company's Ordinary Shares on the Nasdaq National Market, and it is likely that the market price of the Company's Ordinary Shares will continue to be subject to significant fluctuations. For example, in the 52-week period preceding June 23, 1998, the Company's stock price fluctuated from a low of $15 1/8 to a high of $45 3/4. The Company believes that future announcements concerning the Company, its competitors or its principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimated by analysts, may cause the market price of the Ordinary Shares to fluctuate substantially in the future. Sales of substantial amounts of the Company's outstanding Ordinary Shares in the public market could materially adversely affect the market price of the Ordinary Shares. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of any high technology companies and that often have been unrelated to the operating performance of such companies. These fluctuations as well as general economic, political and market conditions such as recessions, international currency fluctuations, potential insolvency of international distributors and representatives, or tariffs and other trade barriers, may materially adversely affect the market price of the Ordinary Shares.

  Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with compliance. The Company has made and will continue to make modifications in its computer system to address these compliance issues. Although the Company believes that it is Year 2000 compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. Any Year 2000 compliance problem of the Company, its vendors or its customers could result in a material adverse effect on the Company's business, operating results and financial conditions.

EMPLOYEES

  The Company employed 165 individuals, including 13 part-time employees, as of March 31, 1998, of whom 15 were employed outside the U.S. None of the Company's employees is covered by a collective bargaining agreement or is presently represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

FORWARD-LOOKING STATEMENTS

  This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended and Section 21E of the United States Securities Exchange Act of 1934, as amended) that are based on the reasonable expectations and beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words "may," "will," "continue," "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to the following, the Company's ability to have its technologies widely licensed, incorporated and accepted as the technologies of choice; that the Company considers its employee relations to be good; with an increase in programming content and number of accessible channels, the Gemstar Guide Technology will become an increasingly important tool for assisting customers in sorting, selecting and recording television programming; the Company's belief that DVD Recorders incorporating the Company's VCR Plus+ technology will become commercially available during its 1999 fiscal year; the Company's ability to enter into long-term relationships with a broad range of consumer electronics and other manufacturers, television broadcasters, cable companies and software developers; that the Company's interactive program guides will provide an attractive vehicle for the delivery of advertising to consumers; the proliferation of television programming choices gives rise to the need for consumer electronics devices, including televisions and VCRs; the number of hardware platforms shipped annually which are suitable for Gemstar Guide Technology may be as many as 50 million or more; the size of the television and VCR markets and the competitive pressures within the industry present an opportunity for companies that can provide innovative technologies that both appeal to consumers and are attractive to, and cost-effective for, manufacturers; the consumer demand for systems and technologies that help organize viewing choices provides an opportunity for Gemstar Guide Technology; the Company's ability to work closely with disparate industry participants will contribute to the successful adoption of the Gemstar Guide Technology; the Company's intention to license its technologies for use on other platforms; the Company's belief it can provide additional value-added services to end-users; the design and capabilities of the Gemstar Guide Technology will allow the Company to enter into strategic relationships to target advertisers; the Company's interactive program guides will provide an attractive vehicle for the delivery of advertising and other content to consumers; the ability to enhance existing technologies and introduce new technologies on a competitive basis; the performance and functionality of the Company's PC- and Internet-based guides; the timing of market introductions and the acceptance of new systems; the Company's belief that it is Year 2000 compliant; and the Company's belief that it has a reasonable basis for its tax position with the Internal Revenue Service.

  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include, but are not limited to, those discussed in Item 1 under "Business" and "Certain Factors Affecting Business, Operating Results and Financial Conditions" and Item 3, "Legal Proceedings," as well as those factors discussed elsewhere in this Form 10-K and in the documents incorporated herein by reference. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 2. DESCRIPTION OF PROPERTY.

  The Company leases an office facility in Pasadena, California covering approximately 14,354 square feet. The Company's lease on such property expires on October 14, 2000. The Company leases two facilities in Fremont, California, one covering approximately 28,500 square feet that expires on March 31, 2002, and the other covering approximately 32,000 square feet that expires on April 30, 2000. The Company leases an office facility in Bedford, Massachusetts covering 15,602 square feet. The Company's lease on the Bedford property expires on December 31, 1998. The Company leases an office facility in Hong Kong covering approximately 3,000 square feet. The Company's lease on the Hong Kong property is month to month and can be terminated by either party at any time.

  The Company believes that its facilities are adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes that the Company will be able to secure additional space at reasonable rates.

ITEM 3. LEGAL PROCEEDINGS.

  In October 1993, United Video Satellite Group, Inc. ("United Video") and its Tracker, Inc. subsidiary brought suit against StarSight, a now wholly owned subsidiary of the Company, in the United States District Court for the Northern District of Oklahoma, seeking a declaratory judgment that its interactive program guide products do not infringe certain of StarSight's patents. StarSight counterclaimed charging infringement of one of the patents. Through subsequent procedural motions, the lawsuit expanded to include a total of ten patents to which StarSight has rights and to federal antitrust claims. The Court has deferred consideration of all of the other claims and counterclaims pending the resolution of the infringement, validity and enforceability issues of one of the patents. A phased bench trial began on May 8, 1996, with United Video essentially presenting its case in chief on the validity and enforceability issues related to this patent. In subsequent proceedings, StarSight presented witnesses relating to the validity, enforceability and infringement of this patent. To date there has been no ruling from the Court on this issue. Proceedings have been scheduled by the Court to resume in July 1998.

  On May 17, 1997, StarSight filed a Demand for Arbitration with the American Arbitration Association ("AAA") in San Francisco, California, and by such action commenced an arbitration action against General Instrument, Inc. ("GI"). The claims in the arbitration center upon GI's alleged delay in deploying StarSight-capable set-top boxes, and GI's development of a competing interactive program guide which allegedly uses StarSight patented technology, confidential information and technical information in violation of a License and Technical Assistance Agreement executed by the parties on October 1, 1992. The arbitration is scheduled to commence July 13, 1998 in San Francisco, California.

  In response to the Demand for Arbitration filed by StarSight, on December 1, 1997 GI filed a complaint against StarSight in the United States District Court for the Northern District of California (San Francisco Division), requesting that the Court enjoin StarSight from pursuing certain of its claims before the AAA. On January 9, 1998, GI moved for a preliminary injunction, and StarSight simultaneously moved to dismiss the complaint. The District Court action filed by GI was dismissed in its entirety pursuant to a voluntary dismissal filed by GI.

  On August 5, 1997, TV Data Technologies, Inc. ("TV Data") filed a demand of arbitration with the American Arbitration Association ("AAA") against StarSight, the Company's wholly owned subsidiary, related to two agreements with TV Data to provide StarSight with certain television program listing data (the "Listing Data Contract") and television and cable channel lineup information (the "Channel Lineup Contract" and collectively, the "Contracts"). In the demand, as amended, TV Data claimed that StarSight has violated the terms of the Listing Data Contract by delivering or agreeing to deliver such data and information to third parties, has failed to make timely payments as required by the Contracts, and has repudiated and terminated the Listings Data Contract without any legal right or excuse to do so. TV Data seeks injunctive relief to prohibit the delivery of data to third parties unless in conformance with the terms of the Listing Data Contract, payments of amounts allegedly due under the Listing Data Contract, unspecified damages, pre-judgment interest, legal fees and any other legal or equitable relief deemed proper by the arbitration panel. The Company has denied TV Data's claims. An arbitration hearing on TV Data's demands is currently scheduled for August 1998.

  The United States Internal Revenue Service (the "Service") has conducted an audit of the federal tax returns for Gemstar Development Corporation ("GDC"), a U.S. subsidiary of the Company, for the years ended March 31, 1991, 1992 and 1993. The Service has issued a 30-day letter to GDC in which it has proposed adjustments to GDC's taxable income by reallocating income to GDC, for revenue related to the Company's VCR Plus+ technology. The Company has filed a protest with the Service. The Company believes that it has a reasonable basis for its tax position and accordingly plans to vigorously defend its position. While there can be no assurance as to the ultimate outcome of the audit, the Company believes that it has made adequate provision in its financial statements with respect to the proposed adjustments.

  The Company and its subsidiaries are from time to time also involved in routine legal matters incidental to their businesses. In the opinion of the Company, the resolution of such matters will not have a material effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  On March 12, 1998, the Company held a Special Meeting of shareholder at which the shareholders approved the following: (i) amendments to, and the restatement of, the Company's 1994 Stock Incentive Plan, as amended, (the "Stock Incentive Plan") to increase the number of Ordinary Shares reserved for issuance thereunder, extend the term thereof, and make certain other changes to the Plan; and (ii) certain performance-based provisions of the Amended and Restated Employment Agreement (the "New Yuen Agreement") for Henry C. Yuen, the Company's President and Chief Executive Officer. The amendments to the Stock Incentive Plan increased the number of the Company's Ordinary Shares reserved for issuance thereunder from 9,100,000 to 20,000,000 and increased the limit on the number of Ordinary Shares that may be delivered to any one person from 6,000,000 to 10,000,000. See Item 10, "Directors and Executive Officers of the Registrant," and Item 11, "Executive Compensation."

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

NASDAQ NATIONAL MARKET

  The Company's Ordinary Shares began trading on the Nasdaq National Market ("Nasdaq Stock Market") on October 11, 1995, under the symbol GMSTF. Prior to that date, the Ordinary Shares were not listed or traded on any organized market system.

  The sole market for the Company's Ordinary Shares continues to be the Nasdaq Stock Market in the United States. The Ordinary Shares of the Company are not currently traded on any non-United States trading market.

  The following table sets forth, for the previous two fiscal years, the high and low sales prices per share of Ordinary Shares on the Nasdaq Stock Market as reported by Nasdaq for the last two fiscal years:

                                                                  HIGH     LOW
                                                                 ------- -------
   FISCAL YEAR ENDED MARCH 31, 1997
     First Quarter.............................................. $40 1/4 $24
     Second Quarter.............................................  31 3/4  23
     Third Quarter..............................................  29 3/4  12 1/4
     Fourth Quarter.............................................  18 1/2   9 5/8
   FISCAL YEAR ENDED MARCH 31, 1998
     First Quarter.............................................. $21 1/2 $10
     Second Quarter.............................................  25 1/2  15 1/8
     Third Quarter..............................................  26 1/8  18 5/8
     Fourth Quarter.............................................  37 3/8  20 3/4

  The reported closing sales price of the Company's Ordinary Shares on the Nasdaq Stock Market on June 15, 1998 was $33 7/8. As of June 15, 1998, there were 48,507,739 Ordinary Shares outstanding and approximately 231 holders of record.

DIVIDENDS

  The Company has not paid any dividends since its Ordinary Shares began trading on the Nasdaq Stock Market. The Company's Board of Directors has no current plans to pay cash dividends. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

  The Company acquired VideoGuide, Inc. ("VideoGuide") and StarSight Telecast, Inc. ("StarSight") in December 1996 and May 1997, respectively. Both acquisitions were accounted for under the pooling of interests method and accordingly, the Company's historical consolidated financial statements were restated for all periods to include the accounts and results of operations of VideoGuide and StarSight. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of these business combinations. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                          YEAR ENDED MARCH 31,
                                          --------------------
                               1994      1995       1996       1997      1998
                               ----      ----       ----       ----      ----
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Revenues.................... $ 27,025  $ 41,814  $   55,365  $ 82,997  $126,552
Operating costs and
 expenses:
 Selling and marketing......   16,468    24,970      68,923    45,924    30,993
 Research and development...   11,866    16,169      17,462    16,286    13,372
 General and
  administrative............   16,111    27,827      25,162    25,558    18,693
 Merger costs (1)...........      --        --          --        --     11,713
                             --------  --------  ----------  --------  --------
   Total operating costs and
    expenses................   44,445    68,966     111,547    87,768    74,771
                             --------  --------  ----------  --------  --------
Earnings (loss) from
 operations.................  (17,420)  (27,152)   (56,182)    (4,771)   51,781
Other income, net...........    2,462     2,391       2,650     5,156     7,359
                             --------  --------  ----------  --------  --------
Earnings (loss) from
 continuing operations
 before income tax expense..  (14,958)  (24,761)    (53,532)      385    59,140
Income tax expense..........    2,238     3,681       5,497     8,369    20,433
                             --------  --------  ----------  --------  --------
Earnings (loss) from
 continuing operations......  (17,196)  (28,442)    (59,029)   (7,984)   38,707
Earnings from discontinued
 operations (2).............    6,726     5,197         --        --        --
                             --------  --------  ----------  --------  --------
   Net earnings (loss)...... $(10,470) $(23,245) $ (59,029)  $ (7,984) $ 38,707
                             ========  ========  ==========  ========  ========
Basic earnings (loss) per
 share (3):
 Earnings (loss) from
  continuing operations..... $  (0.44) $  (0.71) $    (1.41) $  (0.17) $   0.81
 Earnings from
  discontinuing operations..     0.17      0.13         --        --        --
                             --------  --------  ----------  --------  --------
   Net earnings (loss)...... $  (0.27) $  (0.58) $    (1.41) $  (0.17) $   0.81
                             ========  ========  ==========  ========  ========
Weighted average shares
 outstanding................   38,816    39,792      41,929    46,707    47,654
                             ========  ========  ==========  ========  ========
Diluted earnings (loss) per
 share (3):
 Earnings (loss) from
  continuing operations..... $  (0.44) $  (0.71) $    (1.41) $  (0.17) $   0.76
 Earnings from
  discontinuing operations..     0.17      0.13         --        --        --
                             --------  --------  ----------  --------  --------
   Net earnings (loss)...... $  (0.27) $  (0.58) $    (1.41) $  (0.17) $   0.76
                             ========  ========  ==========  ========  ========
Weighted average shares
 outstanding, assuming
 dilution...................   38,816    39,792      41,929    46,707    50,763
                             ========  ========  ==========  ========  ========
                                               MARCH 31,
                                               ---------
                               1994      1995       1996       1997      1998
                               ----      ----       ----       ----      ----
                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............  $57,256   $25,700     $25,477  $ 53,976  $110,446
Total assets................   97,680    64,457      96,513   131,276   186,078
Debt (4)....................    9,812       --          --        --        --
Shareholders' equity (5)....   75,062    39,916      34,246    53,717   103,482

-------
(1) Merger costs for the year ended March 31, 1998 were incurred as a result of the acquisition of StarSight. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the business combination.
(2) Discontinued operations for the year ended March 31, 1995 included a nonrecurring tax benefit of $8.1 million.
(3) See Note 1 of the Notes to Consolidated Financial Statements for a discussion of earnings (loss) per share information.
(4) Amounts are included in current net assets and non-current net liabilities related to discontinued operations.
(5) Cash dividends of $0.20 and $0.12 per Ordinary Share were declared in the years ended March 31, 1994 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company develops, markets and licenses proprietary technologies and systems that simplify and enhance consumers' interaction with electronics products and other platforms that deliver video, programming information and other data. The Company generates revenues through licensing of their technology and intellectual property to consumer electronics manufacturers, service providers, software developers, microchip makers and Internet appliance manufacturers, as well as to newspapers and television guide publishers through a combination of upfront, non-refundable license payments and per unit license fees. Historically, the primary source of revenues has been license fees paid by consumer electronics manufacturers and publications for the licensing of the VCR Plus+ technology and the right to print the PlusCode numbers, respectively. Starting fiscal year 1998, the Company began to derive significant license revenues from the Gemstar Guide Technology. Revenues from up front license fees are recognized ratably over the term of the particular license and revenues from on-going per unit license fees are recognized when payments are due, and generally, when payments are actually received from the licensee.

  The Company acquired VideoGuide, Inc. ("VideoGuide") and StarSight Telecast, Inc. ("StarSight") in December 1996 and May 1997, respectively. Both acquisitions were accounted for under the pooling of interests method and accordingly, the Company's historical consolidated financial statements were restated for all periods to include the accounts and results of operations of VideoGuide and StarSight.

  Both VideoGuide and StarSight incurred substantial operating losses since their inception through the date of acquisition by the Company. Due to these losses, the restated financial results as reported contain significant marketing, research and development, and general and administrative expenses resulting in significant operating losses during certain periods. All of the selling and marketing efforts and a portion of the research and development effort expended by VideoGuide were directed toward marketing a subscription-based electronic program guide service delivered through the 900 MHz paging signal. After the acquisition, the VideoGuide service was terminated in September 1997. A significant portion of the selling and marketing and research and development effort of StarSight was directed toward marketing a subscription-based electronic program guide service delivered through the vertical blanking interval of the television signal. A significant portion of the general and administrative expenses incurred by StarSight prior to the acquisition was comprised of legal fees related to litigation with the Company, which terminated upon the acquisition.

  The fiscal year 1998 results show significant cost reductions after the acquisitions of VideoGuide and StarSight which was due primarily to the implementation of the Company's cost control measures. Such measures resulted in lower payroll costs due to headcount reductions, cost savings from combining marketing and development efforts and reduction of legal costs by eliminating the litigation between the Company and StarSight. The Company also realized synergies of the combined companies which resulted in further cost savings.

 Recent Developments

  The Company has integrated the technical expertise of VideoGuide and StarSight to better serve the respective needs of consumer electronics manufacturers and service providers, and combined the technologies developed by VideoGuide and StarSight into the Gemstar Guide Technology. The Company also developed significant strategic relationships in the consumer electronics and computer/Internet appliance sectors.

  . In November 1997, the Company entered into a multi-year license agreement with Thomson for the Gemstar Guide Technology and entered into a joint venture, TDN, Inc., for the exploration of advertising, promotion, linking and transaction opportunities through interactive program guides on consumer electronics platforms.

  . In January 1998, the Company entered into a worldwide cross-licensing agreement with Microsoft in which the two companies agreed to cross-license their respective intellectual property in the interactive program guide area and under which Microsoft agreed to license the Company's intellectual property in all Microsoft interactive program guide products.

  The Company continued to add new license agreements for the Gemstar Guide Technology with consumer electronics manufacturers, and licensees in the cable and satellite industries.

RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. The following table presents the Company's results of operations for the years ended March 31, 1996, 1997 and 1998. Such results of operations have been restated for the effects of the acquisitions of VideoGuide and StarSight accounted for under the pooling of interests method. The table also presents unaudited pro forma results of operations for the years ended March 31, 1996 and 1997, which reflect the Company's reported results, excluding VideoGuide's results and StarSight's results prior to the acquisitions. The Company has included the prior period financial information on a pro forma basis for informational purposes and to facilitate the understanding of the effects of the two acquisitions on the Company's results of operations. The pro forma results do not purport to present the Company's results of operations in accordance with generally accepted accounting principles.

                         STATEMENT OF OPERATIONS DATA
                                (IN THOUSANDS)

                                    AS REPORTED                 PRO FORMA
                               YEAR ENDED MARCH 31,       YEAR ENDED MARCH 31,
                             ---------------------------  ---------------------
                               1996     1997      1998       1996       1997
                             --------  -------  --------  ---------- ----------
                                                               (UNAUDITED)
Revenues.................... $ 55,365  $82,997  $126,552  $   53,436 $   70,367
Operating costs and
 expenses:
  Selling and marketing.....   68,923   45,924    30,993      15,496     20,661
  Research and development..   17,462   16,286    13,372       8,428     10,699
  General and
   administrative...........   25,162   25,558    18,693       9,957     12,160
  Merger costs..............      --       --     11,713         --         --
                             --------  -------  --------  ---------- ----------
    Total operating costs
     and expenses...........  111,547   87,768    74,771      33,881     43,520
                             --------  -------  --------  ---------- ----------
Earnings (loss from
 operations.................  (56,182)  (4,771)   51,781      19,555     26,847
Other income, net...........    2,650    5,156     7,359       2,025      4,162
                             --------  -------  --------  ---------- ----------
Earnings (loss) before
 income tax expense.........  (53,532)     385    59,140      21,580     31,009
Income tax expense..........    5,497    8,369    20,433       5,497      8,369
                             --------  -------  --------  ---------- ----------
    Net earnings (loss)..... $(59,029) $(7,984) $(38,707) $   16,083 $   22,640
                             ========  =======  ========  ========== ==========

 Revenues

  Revenues were $126.6 million, $83.0 million and $55.4 million for fiscal years 1998, 1997 and 1996, respectively. The increase in revenues of 52% in fiscal 1998 and 50% in fiscal 1997 were due primarily to the continued increase in unit shipments incorporating the VCR Plus+ technology worldwide and an increase in revenues associated with the expansion of the Gemstar Guide Technology from the consumer electronics industry into the cable, satellite and personal computer industries.

  Pro forma revenues were $70.4 million for fiscal 1997 and $53.4 million for fiscal 1996. The increase in revenues of 80% in fiscal 1998 and 32% in fiscal 1997, when compared with pro forma revenues for the year-ago period, were due to increased revenues associated with the VCR Plus+ technology and the Gemstar Guide Technology.

 Selling and Marketing Expenses

  Selling and marketing expenses consist of advertising and marketing program costs, contracted services and salaries of marketing personnel, as well as operational costs required to support the interactive program guide data broadcast system and content requirements.

  Selling and marketing expenses were $31.0 million, $45.9 million and $68.9 million for fiscal years 1998, 1997 and 1996, respectively. The decrease of 33% in fiscal 1998 was due primarily to a reduction in marketing, selling and support costs as well as personnel costs associated with activities related to StarSight and VideoGuide services. The decrease of 33% in fiscal 1997 was attributable to a decrease in marketing, promotional and product launch costs related to the VideoGuide system, offset by an increase in marketing, promotional and operational costs required to launch and support the Gemstar Guide Technology.

  Pro forma selling and marketing expenses were $20.7 million for fiscal 1997 and $15.5 million for fiscal 1996. The increases of 50% in fiscal 1998 and 33% in fiscal 1997, when compared with pro forma selling and marketing expenses for the year ago period, were attributable to the marketing and support costs associated with the Gemstar Guide Technology, and costs associated with StarSight's and VideoGuide's operations.

 Research and Development Expenses

  Research and development expenses were $13.4 million, $16.3 million and $17.5 million for fiscal years 1998, 1997 and 1996, respectively. The decreases of 18% in fiscal 1998 and 7% in fiscal 1997 were due to lower development costs associated with realized synergies of the combined companies and cost control measures implemented by the Company after the acquisitions.

  Pro forma research and development expenses were $10.7 million for fiscal 1997 and $8.4 million for fiscal 1996. The increases of 25% in fiscal 1998 and 27% in fiscal 1997, when compared with pro forma research and development expenses for the year ago period, were due primarily to increased activities associated with the development and testing of the Gemstar Guide Technology.

 General and Administrative Expenses

  General and administrative expenses were $18.7 million, $25.6 million and $25.2 million for fiscal year 1998, 1997 and 1996, respectively. The decrease of 27% in fiscal 1998 is attributable to lower personnel and operational costs associated with realized synergies of the combined companies; a reduction in legal expenses due to the elimination of the litigation between the Company and StarSight; and cost control measures implemented by the Company after the acquisitions. The slight increase in fiscal 1997 was due primarily to increased personnel costs to support the Company's licensing business on a worldwide basis as well as increased legal expenses associated with the litigation between the Company and StarSight. These increases were offset by a reduction in operating expenses associated with VideoGuide's operations.

  Pro forma general and administrative expenses were $12.2 million for fiscal 1997 and $10.0 million for fiscal 1996. The increases of 54% in fiscal 1998 and 22% in fiscal 1997, when compared with pro forma general and administrative expenses for the year ago period, were due primarily to an increase in personnel cost to support the Company's licensing business on a worldwide basis, and costs associated with StarSight's and VideoGuide's operations in fiscal 1998.

 Merger Costs

  As a result of the acquisition of StarSight, the Company recorded merger related costs totaling $11.7 million in fiscal 1998. These costs were comprised of fees for financial advisors, attorneys, and accountants; severance and other transaction costs.

 Income Tax Expense

  Income tax expense was $20.4 million, $8.4 million and $5.5 million for fiscal years 1998, 1997 and 1996, respectively. Excluding merger costs, the Company's effective tax rate was 29% in fiscal 1998. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of earnings before income tax expense may vary from year to year. Certain income tax benefits included in income tax expense for fiscal years 1997 and 1996 were limited due to uncertainty regarding the realization of net operating loss carryforwards, tax credit carryforwards, and temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1998, the Company had cash and cash equivalents and short-term marketable securities totaling $157.9 million and working capital of $110.4 million. Net cash provided by operating activities was $55.5 million for fiscal 1998 and $14.4 million for fiscal 1997. Net cash used in operating activities was $15.0 million for fiscal 1996. The increases in net cash provided by operating activities in fiscal years 1998 and 1997 were primarily the result of increased earnings and timing of payments.

  Net cash provided by investing activities was $33.4 million for fiscal 1998, comprised of proceeds from net maturities of marketable securities of $46.1 million offset by additions to property and equipment and intangible assets of $12.7 million. Additions to intangible assets consist primarily of a one-time payment for the purchase of patents and invention rights related to the interactive program guide technology. Net cash used in investing activities was $50.1 million for fiscal 1997, comprised of net purchases of marketable securities of $47.0 million and additions to property and equipment and intangible assets of $3.2 million. Net cash provided by investing activities was $13.8 million for fiscal 1996, comprised of proceeds from net maturities of marketable securities of $18.4 million offset by additions to property and equipment and intangible assets of $4.7 million.

  Net cash provided by financing activities was $4.7 million, $33.5 million and $48.8 million for fiscal years 1998, 1997 and 1996, respectively. The Company received proceeds of $32.6 million in fiscal 1997 and $53.6 million in fiscal 1996 from private and public sales of the Company's Ordinary Shares. Proceeds from stock option exercises were $17.5 million in fiscal 1998 and were not significant in fiscal years 1997 and 1996. The Company repurchased a warrant to purchase 606,000 Ordinary Shares from the warrant holder for $12.8 million in fiscal 1998. Dividends of $5.0 million were paid in fiscal 1996.

  The Company does not have any material commitments for capital expenditures. However, the Company expects to incur significant marketing expenditures to launch new systems and to market new services and expects to incur significant research and development, and general and administrative expenses relating to these new systems and services over the next two to three years.

RECENT ACCOUNTING PRONOUNCEMENTS

  The Company intends to adopt Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") in fiscal year 1999. Both Standards will require additional disclosure, but will not have a material effect on the Company's financial position or results of operations. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and is expected to first be reflected in the Company's first quarter of fiscal year 1999 interim financial statements. Components of comprehensive income include items such as net income and changes in value of available-for-sale securities. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS No. 131 will first be reflected in the Company's fiscal year 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Information with respect to this Item 8 is set forth in "Index to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth certain information regarding the Company's directors and executive officers as of March 31, 1998:

                                                                     EXECUTIVE
        NAME        AGE POSITION AND OFFICE        DIRECTOR SINCE  OFFICER SINCE
        ----        --- -------------------        --------------- -------------
 Thomas L. H. Lau..  44 Chairman of the Board
                        and Director                 April, 1992        --
 Henry C. Yuen.....  49 Chief Executive Officer,
                        President and Director       April, 1992   August, 1994
 Elsie Ma Leung....  51 Chief Financial Officer
                         and Director                April, 1994   August, 1994
 Larry Goldberg....  50 Secretary, Corporate
                        Counsel and Director        August, 1994   August, 1994
 George F. Carrier.  80 Director                    August, 1994        --
 Teruyuki Toyama...  68 Director                    August, 1994        --
 Brian Klosterman..  40 Director                   September, 1997      --
 Douglas B. Macrae.  39 Director                   September, 1997      --
 James E. Meyer....  43 Director                      May, 1997         --
 George Smith......  49 Director                      May, 1997         --

  Mr. Thomas L. H. Lau is a co-founder of the Company and has served as a director of the Company since April 1992 and currently serves as the Chairman of the Board of the Company. Since February, 1998, Mr. Lau has served as an Executive Director of The Kwong Sang Hong Limited, a company engaged in property investment and distribution and trading of cosmetics. Since 1985, Mr. Lau has been an Executive Director of Chinese Estates Holdings Ltd., Hong Kong, a holding company for various Hong Kong business interests, including real estate and securities. Since 1996, Mr. Lau has also served as Deputy Chairman of Evergo International Holdings Co. Ltd., a company principally engaged in property investment and financing in the People's Republic of China. Prior to that, Mr. Lau was involved in a broad spectrum of business activities, including manufacturing, international trading, real estate investment and development and securities transactions. Mr. Lau holds a B.A. (Business Administration) from the University of Toronto and an M.B.A. from the University of Windsor.

  Dr. Henry C. Yuen is a co-founder of the Company and has served as the Company's Chief Executive Officer and President since August 1994 and as a director of the Company since April 1992. Dr. Yuen has been the Chief Executive Officer and President of Gemstar Development Corporation ("GDC"), a wholly owned subsidiary of the Company, since 1989. Prior to his association with the Company, Dr. Yuen was a research scientist at TRW, Inc. Dr. Yuen has continued his relationship with TRW, Inc. since joining the Company, becoming a Technical Fellow in 1990, a position he continues to hold. Dr. Yuen's ongoing research at TRW, Inc. has been devoted exclusively to the study of ocean wave theory. Dr. Yuen held faculty positions at the California Institute of Technology in 1973 and Courant Institute of Mathematical Sciences of New York University in 1974. Dr. Yuen has a number of pending and issued patents in various technological fields and has published over 70 reviewed scientific publications. Dr. Yuen is also a lawyer admitted to practice in California. Dr. Yuen holds a B.S. (Mathematics) from the University of Wisconsin, a Ph.D. (Applied Mathematics) from the California Institute of Technology and a J.D. from Loyola University School of Law, Los Angeles. Dr. Yuen was elected the 1996 National Entrepreneur of the Year by the Entrepreneur of the Year Institute, jointly sponsored by USA Today, Ernst & Young and Nasdaq.

  Ms. Elsie Ma Leung has served as the Company's Chief Financial Officer since August 1994 and as a director of the Company since April 1994. Ms. Leung has been Chief Financial Officer of GDC since January 1993. Ms. Leung founded a public accounting firm, Leung, Kaufman & Co., in 1983 and was its managing partner until joining the Company. Ms. Leung also served as Chief Financial Officer of American Plant Growers, Inc. from 1988 to 1993. Prior to 1983, Ms. Leung performed audit duties at Kenneth Leventhal & Company. Ms. Leung is a licensed Certified Public Accountant. Ms. Leung holds a B.A. (Accounting) from California State University, Los Angeles.

  Mr. Larry Goldberg joined the Company in August 1994 as Secretary and Corporate Counsel. For eight years prior to joining the Company, he was a partner in the law firm of Schneider, Goldberg and Yuen, specializing in business law and business litigation where he continues to be of counsel. Prior to practicing law, Mr. Goldberg performed audit duties with Price Waterhouse and Kenneth Leventhal & Company. Mr. Goldberg is admitted to practice law in California. Mr. Goldberg holds a B.A. (Economics) from UCLA and a J.D. from Loyola University School of Law, Los Angeles.

  Dr. George F. Carrier In August 1994, he was appointed a director of the Company. He served on the faculty of Harvard University from 1952 until he retired in 1988. While at Harvard, he served as the Gordon McKay Professor of Mechanical Engineering and T. Jefferson Coolidge Professor of Applied Mathematics. Since 1995, Dr. Carrier has served as a private consultant to TRW Inc.'s Aerospace and Automotive Divisions and since 1992 has served as a private consultant to the National Science Foundation. Dr. Carrier holds a B.S. (Mechanical Engineering) from Cornell University and a Ph.D. (Applied Mechanics) from Cornell University.

  Mr. Teruyuki Toyama was appointed a director of the Company in August 1994. From 1993 to 1997, Mr. Toyama was the President and Chief Executive Officer of Overseas Courier Services Co., Ltd. In 1997 he was appointed as Executive Advisor of that company. Mr. Toyama worked for over 40 years in various capacities with Asahi Shimbun Co., Ltd. ("Asahi Shimbun"). From 1991 to 1993, he was Senior Managing Director and Chief Operating Officer of Asahi Shimbun. From 1987 to 1991, he was Asahi Shimbun's Managing Director in charge of Advertising. Prior to 1987 he served as a Director of the Advertising Division and as a member of the board of directors. Mr. Toyama holds a degree in Foreign Studies from Tokyo University.

  Mr. Brian Klosterman was appointed a director of the Company in September 1997. Since 1993, Mr. Klosterman has held various positions with StarSight, most recently as President of StarSight. From 1988 to 1993, Mr. Klosterman held various positions with Sony Corporation of America, including Vice President. From 1985 to 1988, Mr. Klosterman served in various positions with Thomson Consumer Electronics, Inc., including Manager--TV Marketing and Planning.

  Mr. Douglas B. Macrae was appointed a director of the Company in September 1997. Mr. Macrae founded VideoGuide Inc., a now wholly-owned subsidiary of the Company, in September 1993 and has served as its President and Chief Executive officer since that time. Mr. Macrae currently serves as Chairman of the Board of GCC Technologies, Inc., a privately held company that designs, licenses, manufactures and sells consumer electronics and computer products. From 1981 to 1993, Mr. Macrae served as Vice President of Engineering of GCC Technologies, Inc. From 1985 to 1991, Mr. Macrae served as a director of Blyth Holdings, a publicly held database company. Since 1988, Mr. Macrae has served on the Board of Trustees of the Pingry School in Martinsville, New Jersey.

  Mr. James E. Meyer was appointed a director of the Company in May 1997. Mr. Meyer has served as Chief Operating Officer for Thomson since 1997. Mr. Meyer served as Senior Vice President--Product Management for Thomson from 1992 to 1996. From December 1996 to September 1997, Mr. Meyer served as Executive Vice President, Marketing & Sales-Americas for Thomson. Since June 1995, Mr. Meyer has served as a director of Thomson Sun Interactive.

  Mr. George Smith was appointed a director of the Company in May 1997. Mr. Smith has served as Senior Vice President and Chief Financial Officer of Viacom, Inc. since November 1987. Mr. Smith served as Vice President and Controller of Viacom from 1985 to 1997 and Vice President--Finance and Administration of Viacom Broadcast Group from 1983 to 1985.

  The Board of Directors is divided into three classes: Class I, Class II, and Class III. The Class I directors consist of Messrs. Goldberg, Klosterman, Macrae and Smith; the Class II directors consist of Dr. Carrier, Mr. Toyama and Mr. Meyer and the Class III directors consist of Mr. Lau, Dr. Yuen and Ms. Leung. Each director serves for a term ending following the third annual meeting following the annual meeting at which such director was elected. The terms of office of directors in Class I, Class II and Class III end following the annual meetings in 1999, 2000, and 1998, respectively. The appointment of all officers is subject to the discretion of the Board of Directors.

  The Executive Committee of the Board of Directors consists of Dr. Yuen, Mr. Lau and Ms. Leung. The Executive Committee has authority to take any action other than appointment of auditors, election and removal of directors and appointment of officers, which can be taken only by the Board of Directors.

  The Company's Audit Committee consists of Dr. Carrier and Messrs. Toyama and Goldberg. The Audit Committee recommends to the Board of Directors the independent public accountants to be selected to audit the Company's annual financial statements and approves any special assignments given to such accountants. The Audit Committee also reviews the planned scope of the annual audit and the independent accountants' letter of comments and management's responses thereto, any major accounting changes made or contemplated and the effectiveness and efficiency of the Company's internal accounting staff.

  The Company's Compensation Committee consists of Dr. Carrier and Mr. Toyama. The Compensation Committee establishes remuneration levels for executive officers of the Company, reviews management organization and development, reviews significant employee benefit programs and administers the Company's Stock Incentive Plan.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the United States Securities Exchange Act of 1934, as amended, requires that the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. ("NASD"). Directors, officers, and beneficial owners of more than 10% of the Company's Ordinary Shares are required by the Commission to furnish the Company with copies of the reports they file.

  Based solely on its review of the copies of such reports and written representations from certain reporting persons that certain reports were not required to be filed by such persons, the Company believes that all of its directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during the 1998 fiscal year except that a Form 3 for Mr. Klosterman was inadvertently not filed on a timely basis following his appointment to the Company's Board of Directors in September 1997. Mr. Klosterman's Form 3 was subsequently filed with the Commission and the NASD.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF EXECUTIVE COMPENSATION

  The following table sets forth certain summary information concerning the compensation paid by the Company for fiscal years 1998, 1997 and 1996 to the Company's principal executive officer and the five other most highly compensated executive officers during the 1998 fiscal year (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                                        LONG TERM
                                                       COMPENSATION
                            ANNUAL COMPENSATION(2)(3)     AWARDS
                            -------------------------- ------------
                                                        SECURITIES   ALL OTHER
    NAME AND PRINCIPAL      FISCAL  SALARY    BONUS     UNDERLYING  COMPENSATION
       POSITIONS(1)          YEAR    ($)       ($)      OPTIONS(#)     ($)(4)
    ------------------      ------ -------- ---------- ------------ ------------
Thomas L. H. Lau...........  1998  $360,000 $      --         --      $   --
 Chairman of the Board       1997   360,000        --         --          --
                             1996   270,000        --     230,000         --
Henry C. Yuen..............  1998   888,800  1,611,200  4,162,725     493,912
 Chief Executive Officer     1997   648,000    518,400        --      495,681
  and President
                             1996   540,000    432,000  2,600,000     497,083
Elsie Ma Leung.............  1998   570,000    228,000  1,500,000       2,427
 Chief Operating Officer     1997   475,000    190,000        --        4,076
  and Chief Financial
  Officer                    1996   326,875    130,750    410,000         --

Roy J. Mankovitz...........  1998   296,100    118,440    150,000       1,474
 Asst. Secretary, Corporate  1997   423,000    169,200        --        4,658
  Counsel--Intellectual
  Property                   1996   352,500    141,000    372,500         --

Larry Goldberg.............  1998   388,800    155,520    300,000       2,248
 Secretary and Corporate     1997   324,000    129,600        --        4,427
  Counsel                    1996   270,000    108,000    372,500         --

Brian Klosterman(5)........  1998   240,000    120,000    340,930         255
 President, StarSight
  Telecast, Inc.

--------
(1) All of the Named Executive Officers are or were employed in the indicated positions with GDC, except Mr. Lau, who is employed by the Company and is the Chairman of the Board, and Mr. Klosterman, who serves as President of StarSight, a wholly owned subsidiary of the Company. Dr. Yuen also serves as Chief Executive Officer and President of the Company and Ms. Leung also serves as Chief Financial Officer of the Company.

(2) No individual listed in the table received aggregate other compensation exceeding $50,000 or 10% of the compensation reported in the table for such individual.

(3) The salary paid to each of the Named Executive Officers represents each such officer's adjusted base salary for each of the indicated fiscal years, calculated pursuant to the applicable formula under such officer's employment agreement with the Company, GDC or StarSight, as the case may be. The bonuses paid to Dr. Yuen represent the aggregate amounts of Dr. Yuen's merit bonus and annual incentive bonus, calculated pursuant to the applicable formulae set forth in the Employment Agreement between GDC and Dr. Yuen, dated April 1, 1994, as amended, and the New Yuen Agreement. The bonuses paid to each of Messrs. Lau, Mankovitz and Goldberg and Ms. Leung represent the amount of the annual incentive bonus paid to each such officer for each of the indicated fiscal years, calculated pursuant to the applicable formula in such officer's employment agreement with GDC or the Company, as the case may be. The bonus paid to Mr. Klosterman represents the amount of the annual performance bonus (or other special bonus) paid to Mr. Klosterman pursuant to his employment agreement with StarSight.

(4) The Company, GDC or StarSight, as the case may be, provide the Named Executive Officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees and not included in this column pursuant to the Securities and Exchange Commission's rules. The amounts shown in this column include the following:

    (a) Matching contributions by the Company, GDC or StarSight, as the case may be, under the Gemstar Employees 401(k) and Profit Sharing Plan, which permits salaried employees to make tax-deferred contributions of a portion of their base compensation pursuant to Section 401(k) of the Code. Under the Plan, prior to January 1, 1998, GDC or the Company will match 100% of 3% of a participant's compensation up to $16,667 contributed as elective deferrals and 50% of 3% of a participant's compensation in excess of $16,667 contributed as elective deferrals up to applicable limits under the Code. Effective January 1, 1998, GDC's matching contribution will be an amount equal to 100% of up to 2% of a participant's compensation contributed, up to applicable limits under the Code.

    (b) Represents premiums paid for split dollar life insurance policies.

(5) Mr. Klosterman joined the Company following consumation of the Company's acquisition of StarSight in May 1997.

SUMMARY OF OPTION GRANTS

  The following table provides certain summary information concerning grants of options to the Named Executive Officers of the Company during the 1998 fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                    POTENTIAL REALIZABLE
                                                                                      VALUE AT ASSUMED
                         NUMBER OF                                                 ANNUAL RATES OF STOCK
                         SECURITIES   % OF TOTAL                                   PRICE APPRECIATION FOR
                         UNDERLYING OPTIONS GRANTED                                     OPTION TERM
                          OPTIONS   TO EMPLOYEES IN EXERCISE PRICE                 ----------------------
          NAME            GRANTED     FISCAL YEAR     PER SHARE    EXPIRATION DATE     5%         10%
          ----           ---------- --------------- -------------- --------------- ---------- -----------
Thomas L. H. Lau........       --         --               --              --             --          --
Henry C. Yuen........... 4,162,725       50.2%          $22.00        01/06/08     57,594,138 145,954,855
Elsie Ma Leung..........   300,000        3.6            15.38        05/08/07      2,901,720   7,353,528
                         1,200,000       14.5            30.00        03/30/08     22,640,207  57,374,729
Roy J. Mankovitz........   150,000        1.8            15.38        05/08/07      1,450,860   3,676,764
Larry Goldberg..........   150,000        1.8            15.38        05/08/07      1,450,860   3,676,764
                           150,000        1.8            30.00        03/30/08      2,830,026   7,171,841
Brian Klosterman........   100,000        1.2            14.75        05/07/07        927,620   2,350,770
                           150,000        1.8            30.00        03/30/08      2,830,026   7,171,841

SUMMARY OF OPTIONS EXERCISED

  The following table provides certain summary information concerning the exercise of stock options by the Named Executive Officers during the 1998 fiscal year together with the fiscal year-end value of unexercised options.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

                                                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED          IN THE MONEY OPTIONS
                                                    OPTIONS AT FISCAL YEAR END      AT FISCAL YEAR-END (1)
                         SHARES ACQUIRED VALUE (1)  -----------------------------  -------------------------
          NAME             ON EXERCISE    REALIZED  EXERCISABLE    UNEXERCISABLE   EXERCISABLE UNEXERCISABLE
          ----           --------------- ---------- -----------    --------------  ----------- -------------
Thomas L. H. Lau........         --             --         143,750          86,250 $ 2,601,875  $ 1,561,125
Henry C. Yuen...........      43,000     $  488,050      3,389,545       3,330,180  52,942,060   26,651,440
Elsie Ma Leung..........         --             --         815,350       1,094,650  10,423,217    1,383,783
Roy J. Mankovitz........     175,000      1,971,434        300,175          47,325   5,075,859      691,892
Larry Goldberg..........     247,000      2,371,485        228,175         197,325   3,772,659      691,892
Brian Klosterman........         --             --         118,014         222,916   2,646,090    1,111,969

--------
(1) Market value of the securities underlying the options at exercise date or year-end, as the case may be, minus the exercise or base price of "in-the-money" options and transaction costs.

COMPENSATION OF DIRECTORS

  The Company will pay each director who is not an employee of the Company $25,000 per year for services as a director of the Company and $1,000 per Board or Committee meeting attended. All directors are reimbursed for their out-of-pocket expenses incurred in connection with attendance at meetings of, and other activities relating to service on, the Board of Directors or any Board Committee. In addition, directors who are not full-time employees are eligible to participate in, and each director has received awards pursuant to, the Company's Stock Incentive Plan. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

EMPLOYMENT AGREEMENTS

 Amended and Restated Employment Agreement with Dr. Yuen

  In January 1998, the Company's Compensation Committee and Board of Directors approved the New Yuen Agreement. The New Yuen Agreement supersedes and replaces Dr. Yuen's former Employment Agreement with GDC, and provides for Dr. Yuen's service to each of the Company and GDC as Chief Executive Officer and President through October 31, 2002, subject to a three-year renewal term and to earlier termination under certain circumstances. The New Yuen Agreement also provides that Dr. Yuen will serve as a director of each of the Company, GDC and StarSight.

  The New Yuen Agreement includes provisions (collectively, the "Performance-Based Provisions") pursuant to which Dr. Yuen's annual base salary ("Base Salary") is adjusted and his merit bonus, annual incentive bonus and annual stock option grants are calculated. The Performance-Based Provisions of the New Yuen Agreement were subject to shareholder approval to satisfy one of the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), in order to permit the Company to deduct payments in excess of $1 million in any fiscal year. The Performance-Based Provisions of the New Yuen Agreement were approved by the shareholders at a Special Meeting of Members of the Company held on March 12, 1998 (the "March Special Meeting").

  Under the New Yuen Agreement, Dr. Yuen's Base Salary initially is set at $1 million. The New Yuen Agreement provides for annual adjustments to Dr. Yuen's Base Salary based on the growth of the Company's consolidated revenues and consolidated net earnings, as similar to his former employment agreement. The New Yuen Agreement also provides for the payment to Dr. Yuen of a merit bonus (the "Merit Bonus") which is equal to a percentage of Dr. Yuen's then-current Base Salary (reflecting any prior adjustments), equal to the percentage increase, if any, in the Company's consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for its most recently completed fiscal year from the Company's EBITDA for the comparable period in the immediately preceding fiscal year, as similar to his former employment agreement. The New Yuen Agreement also provides for the payment to Dr. Yuen of an additional bonus (the "Annual Incentive Bonus"), the amount of which, if any, is tied to the annual rate of growth of the Company's consolidated earnings per share, as similar to his former employment agreement. Under the New Yuen Agreement, the aggregate dollar amount of Dr. Yuen's Base Salary (as adjusted), Merit Bonus, and Annual Incentive Bonus for each compensation period is subject to an annual limitation, as similar to his former employment agreement except with respect to the dollar amount of annual limitation. The amount of the adjustment to Dr. Yuen's Base Salary, and the amounts of the Merit Bonus and the Annual Incentive Bonus payable to Dr. Yuen under the New Yuen Agreement for the fiscal year ended on March 31, 1998, were dependent upon the Company's financial performance for such year and on whether the Company's consolidated revenues and consolidated earnings from operations for the fiscal quarter ended March 31, 1998 exceeded the Company's consolidated revenues and consolidated earnings from operations, respectively, for the fiscal quarter ended March 31, 1997, as similar to his former employment agreement. The New Yuen Agreement provided for the immediate grant to Dr. Yuen of options to purchase 4,162,725 Ordinary Shares and annual grants of options to purchase 832,545 Ordinary Shares. The Company's shareholders approved these stock option grants to Dr. Yuen at the March Special Meeting. Dr. Yuen is also entitled to a $1,000 a month automobile allowance and other benefits, including, health insurance and participation in bonus and incentive and stock option compensation plans.

  Under the New Yuen Agreement, as similar to his former employment agreement all inventions, designs, improvements, patents, copyrights, discoveries and other intellectual property which (i) are developed by Dr. Yuen while performing his duties for GDC or using GDC's equipment or trade secret information, (ii) are related at the time of conception to GDC's business or actual or demonstrably anticipated research, or (iii) result from any work performed by Dr. Yuen for GDC, are the property of GDC, if and only to the extent GDC can show by clear and convincing evidence that such property is GDC's property.

 Employment Agreement with Ms. Leung

  The Company and GDC entered into an Amended and Restated Employment Agreement with Ms. Leung, dated as of March 31, 1998 (the "New Leung Agreement"), which supersedes and replaces Ms. Leung's former employment agreement. The New Leung Agreement provides for an initial term effective from January 1, 1998 through December 31, 2003 and will be automatically renewed for a three-year period unless either party gives written notice of termination.

  Under the New Leung Agreement, Ms. Leung will serve as Chief Financial Officer of the Company and Chief Operating Officer and Chief Financial Officer of GDC. Ms. Leung will also serve as a director of the Company, GDC and StarSight. Beginning April 1, 1998, Ms. Leung will receive a base salary of $700,000 per year, with annual adjustments based upon the Company's consolidated revenues, as similar to her former employment agreement. The New Leung Agreement also provides that Ms. Leung may receive an annual incentive bonus based upon the Company's consolidated earnings per share, as similar to her former employment agreement. Under the New Leung Agreement, Ms. Leung received options to purchase 1,200,000 Ordinary Shares, scheduled to vest ratably over the six-year term of the New Leung Agreement over the term of the Agreement, of which 200,000 became exercisable upon the execution of the Agreement. Ms. Leung is also entitled to a $750 per month automobile allowance and other benefits, including, health insurance and participation in bonus and incentive and stock option compensation plans.

  All inventions, designs, improvements, patents, copyrights and discoveries conceived by Ms. Leung during the term of the New Leung Agreement which are competitive with or related to existing products or services of GDC shall be assigned to GDC.

 Other Agreements with the Other Executives

  The Company has entered into an employment agreement with Mr. Lau and GDC has entered into employment agreements with Messrs. Goldberg and Mankovitz, all of which contain substantially similar provisions (hereinafter, these employment agreements, as amended, are sometimes collectively referred to as the "Other Agreements," and the Named Executive Officers who have entered into these agreements are sometimes collectively referred to as the "Other Executives"). The term of the employment agreements with Messrs. Lau, Goldberg, and Mankovitz is from April 1, 1994 to March 31, 2001, with and will be automatically renewed for a one-year period unless either party gives written notice of termination.

  Each of the Other Agreements provides for a base salary subject to an annual adjustment based upon the Consumer Price Index and the Company's revenues and net earnings. Each of the Other Executives is also entitled under his employment agreement to an annual incentive bonus based upon the growth of the Company.

  The Other Agreements provide that, in the event the Company (or GDC, as applicable) is involved in a merger or a sale of all or substantially all of its assets to another entity, the Company (or GDC) will (or will cause a successor to) provide for such adjustment to such executive officers' compensation as may be necessary to preserve, as nearly as practicable, the payment of his base salary and certain other benefits under such agreements. The Other Executives are also entitled under their employment agreements to such other benefits, including, without limitation, health insurance.

  Each of the Other Agreements provides that termination of the Other Executives (or termination of any compensation or benefits payable to the Other Executives under the Other Employment Agreements) may be effected upon the occurrence of certain specified events. In addition, the Other Agreements (other than the Mankovitz employment agreements) provide that all inventions, patents, copyrights and other intellectual property developed or conceived by the Other Executives during the term of the Other Employment Agreements which are competitive with any existing products or services of the Company or its affiliates, are the property of the Company (or GDC, as the case may be). Under the Mankovitz employment agreement, all inventions, patents, copyrights and other intellectual property which (i) are developed during the term of the agreement while the inventor was performing duties for the Company (or GDC) or using the Company's (or GDC's) equipment or trade secret information, (ii) are related at the time of completion to the Company's (or GDC's) business or actual or demonstrably anticipated research, or (iii) result from any work performed by the inventor for the Company (or
GDC), are the property of the Company (or GDC) provided such entity can show by clear and convincing evidence that such property is such entity's property. All other intellectual property belongs to the Other Executives.

  StarSight entered into an employment agreement with Mr. Klosterman, as of December 23, 1996 (the "Klosterman Employment Agreement"), which provides for Mr. Klosterman's services as President of StarSight through December 22, 1999, unless the Klosterman Employment Agreement is otherwise terminated in accordance with its terms (the "Employment Period"). In addition, the Klosterman Employment Agreement provides for an automatic one-year renewal unless either of the parties thereto notifies the other of the termination thereof. Pursuant to the Klosterman Employment Agreement, Mr. Klosterman receives a base salary of $240,000 per year and is eligible to receive an annual performance bonus (or other special bonus) in no event less than 50% of his current base salary. Mr. Klosterman is also entitled to a $1,000 a month automobile allowance and other benefits, including, without limitation, health insurance.

  If StarSight terminates Mr. Klosterman without Cause (as defined below) during the Employment Period, then Mr. Klosterman is entitled to continue to receive his salary from StarSight for the remainder of one Employment Period. If he is terminated for Cause, StarSight shall have no further obligations to pay any salary or other compensation to him. The Employment Period will also terminate in the event of Mr. Klosterman's death or disability, and in each such case, StarSight will be required to make certain limited payments. Mr. Klosterman may be terminated for "Cause" if: (i) he has engaged in illegal or other wrongful conduct substantially detrimental to the business or reputation of StarSight or any affiliated company, or is charged with or convicted of a felony; (ii) he refuses or fails to act in accordance with any reasonable direction or order of the StarSight board of directors; provided that the StarSight board of directors has given him written notice of such refusal or failure and he fails to comply with such direction or order within thirty days after the date of such notice; or (iii) he has engaged in any fraud, embezzlement, misappropriation or similar conduct against StarSight.

  In addition, the Klosterman Employment Agreement provides that Mr. Klosterman will not (i) accept any other employment or (ii) engage in any other business activity that is competitive with, or places him in a competing position to that of, StarSight or any affiliated company. In addition, subject to certain conditions, for a period of one year after the termination of the Employment Period, Mr. Klosterman will not for himself or any third party, directly or indirectly, including without limitation, (i) solicit or interfere with any of StarSight's suppliers or customers; (ii) employ, solicit for employment, or recommend for employment any person employed by StarSight, during the period of his employment by StarSight and for one year thereafter; or (iii) engage in any business activity that is competitive with StarSight; provided that in no event shall Mr. Klosterman engage in such competitive activities during the period which he continues to receive payments pursuant to the termination provisions of the Klosterman Employment Agreement. The Klosterman Employment Agreement also contains standard employee invention and intellectual property confidentiality provisions.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company's Compensation Committee consists of Dr. George F. Carrier and Mr. Teruyuki Toyama, neither of whom is an officer or employee of the Company or was previously an officer or employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information with respect to the beneficial ownership of the Ordinary Shares as of June 15, 1998, for (i) each person who beneficially owns more than 5% of the Ordinary Shares, (ii) each of the directors and Named Executive Officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, beneficial ownership includes voting and investment power with respect to the shares shown.

                                                        NUMBER OF
                                                          SHARES    PERCENTAGE
                                                       BENEFICIALLY  OF SHARES
   NAME AND POSITION                                     OWNED(1)   OUTSTANDING
   -----------------                                   ------------ -----------
   Thomas L. H. Lau (2)...............................  11,666,325     23.9%
   Henry C. Yuen (3)..................................   6,454,535     12.4
   THOMSON multimedia S.A. (4)........................   3,833,066      7.9%
   Viacom International, Inc (5)......................   2,895,743      5.9%
   Elsie Ma Leung (6).................................     865,349      1.7
   Roy L. Mankovitz (7)...............................     300,175       *
   Larry Goldberg (8).................................     228,175       *
   Douglas Macrae (9).................................     190,293       *
   Brian Klosterman (10)..............................     118,014       *
   George F. Carrier (11).............................      22,000       *
   Teruyuki Toyama (12)...............................      22,000       *
   James E. Meyer (13)................................      16,062       *
   George Smith (14)..................................      14,747       *
   Executive Group (6 persons) (15)...................  19,632,573     36.6
   Non-Executive Director Group (5 persons) (16)......     265,103       *
   Executive Officers and Directors as a group (11
    persons) (17).....................................  19,897,676     37.0

--------
  *   Less than 1%

 (1) Applicable percentage of ownership is based on 48,507,739 Ordinary Shares outstanding as of June 15, 1998 together with applicable options or warrants for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that are currently exercisable or that become exercisable within 60 days following May 31, 1998 are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each of the shareholders named in this table has sole voting and dispositive power with respect to the Ordinary Shares shown as beneficially owned by such shareholder. The address for all directors and officers of the Company is c/o Gemstar International Group Limited, 135 North Los Robles Avenue, Suite 800, Pasadena, California, 91101.

 (2) Includes shares held by Dynamic Core Holdings Limited, of which Mr. Lau is the sole shareholder. Also includes 143,750 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days following May 31, 1998.

 (3) Includes 3,389,545 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days following May 31, 1998.

 (4) Reflects ownership as reported on a Schedule 13D/A by THOMSON multimedia S.A., dated as of April 22, 1998, filed with the Securities and Exchange Commission. Includes 606,200 Ordinary Shares subject to currently exercisable warrants held by THOMSON multimedia S.A.

 (5) Reflects ownership as reported on a Schedule 13D/A filed by Viacom International, Inc., dated as of February 13, 1998, filed with the Securities and Exchange Commission.

 (6) Includes 815,350 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days following May 31, 1998.

 (7) Includes 300,175 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days following May 31, 1998.

 (8) Includes 228,175 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days following May 31, 1998.

 (9) Includes 63,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days following May 31, 1998.

(10) Includes 118,014 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days following May 31, 1998.

(11) Includes 22,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days following May 31, 1998.

(12) Includes 22,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days following May 31, 1998.

(13) Includes 16,062 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days following May 31, 1998.

(14) Includes 10,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days following May 31, 1998.

(15) Includes 4,995,009 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days following May 31, 1998.

(16) Includes 133,062 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days following May 31, 1998.

(17) Includes 5,128,071 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days following May 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Company continues to maintain a license agreement with Gemstar Manufacturing Holding Limited, a former wholly owned subsidiary (the "Holdings"), that allows for the incorporation of the VCR Plus+ technology in the manufacture and distribution of handsets. Pursuant to the license agreement, the Holdings pays the Company a per unit royalty fee based on unit shipments. Royalty fees totaled $112,000 and $1,446,000 for the years ended March 31, 1996 and 1997, respectively. There were no royalty fees for the year ended March 31, 1998.

  The Company continues to maintain service relationships with certain Holdings subsidiaries. Pursuant to the services agreements, the Holdings subsidiaries provide marketing and promotion services for the Company in their respective territories in connection with the Company's systems, maintain relationships with licensees and maintain and promote and monitor the publication of the PlusCode Numbers. Service fees paid to these companies totaled $7,100,000, $8,300,000 and $8,178,000 for each of the years in the three-year period ended March 31, 1998. In the future, certain of the Company's current foreign subsidiaries may enter into similar services agreements with the subsidiaries of Holdings to promote and maintain the Company's systems overseas. Compensation under any such agreement is expected to be calculated on a "costs plus" basis.

  The Company has from time to time loaned money to various shareholders and employees. Most of such loans were unsecured and generally bore interest at the prime rate as in effect from time to time. At March 31, 1998, there was one loan in the principal amount of $185,000 plus accrued interest outstanding to Roy Mankovitz. The loan to Mr. Mankovitz bears interest at 8% per annum and is secured by a second trust deed on Mr. Mankovitz's personal residence.

  Larry Goldberg remains of counsel to the law firm of Schneider, Goldberg, and Yuen, a firm in which he was previously a partner. Schneider, Goldberg has provided, and may continue to provide, legal services for the Company from time to time. Mr. Goldberg does not receive any compensation from Schneider, Goldberg. Henry Yuen was formerly a partner of Schneider, Goldberg, but Dr. Yuen no longer has any affiliation with the firm.

  The Company believes that all current and any future transactions between the Company and any affiliates are or will be on terms no less favorable to the Company than could otherwise be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements

  See Index to Financial Statements on page F-1.

  (a)(2) Exhibits

 EXHIBIT NO.                        DOCUMENT DESCRIPTION
 -----------                        --------------------
  2.1**      Parent Significant Shareholder Agreement, dated as of December 23,
             1996 by and among StarSight Telecast, Inc., a California
             corporation and certain significant shareholders of Gemstar
             International Group Limited.
  2.2**      Agreement and Plan of Merger dated as of December 23, 1996 by and among Gemstar International Group Limited, a British Virgin
             Islands corporation, StarSight Telecast, Inc., a California corporation, and G/S Acquisition Subsidiary, a California
             corporation).
  3.1*       Amended and Restated Memorandum of Association of the Company.
  3.2*       Amended and Restated Articles of Association of the Company.
 10.1*       Patent Assignment Agreement, dated as of March 15, 1994, between
             Gemstar Development Corporation and Roy J. Mankovitz.
             (Confidential treatment requested).
 10.2*       Contract Engineering Agreement (undated) between Hilite, Inc. and
             Gemstar Development Corporation. (Confidential treatment
             requested).
 10.3*       Contract Engineering Agreement (undated) between Hilite, Inc. and
             Gemstar Holdings Limited. (Confidential treatment requested).
 10.4*       Contract Engineering Agreement (undated) between Hilite, Inc. and
             Index Systems, Inc. (Confidential treatment requested).
 10.5*       Form of Option Exercise and Assignment Agreement, dated March 16,
             1994, between Gemstar Development Corporation and each of Henry C.
             Yuen, Wilson K. C. Cho and Daniel S. W. Kwoh.
 10.6(a)*    Exclusive Representation Agreement, dated July 30, 1990, between
             Gemstar Development Corporation and United Feature Syndicate, Inc.
             (Confidential treatment requested).
 10.6(b)*    Exclusive Representation Agreement, dated May 20, 1991, between
             Gemstar Development Corporation and United Feature Syndicate,
             Inc., together with First Amendment to Exclusive Representation
             Agreement, dated March 4, 1994. (Confidential treatment
             requested).
 10.6(c)*    Exclusive Representation Agreement, dated March 21, 1994, between
             Gemstar Development Corporation and United Feature Syndicate, Inc.
             (Confidential treatment requested).
 10.7*       Registration Rights Agreement, dated August 16, 1995, between
             Gemstar International Group Limited and the Shareholders of E
             Guide, Inc.
 10.8**      Company Significant Shareholder Agreement, dated as of December
             23, 1996, by and among Gemstar International Group Limited, a
             British Virgin Islands corporation, and certain significant shareholders of StarSight Telecast, Inc.
 10.9**      Company Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and
             Gemstar International Group Limited, a British Virgin Islands
             corporation.
 10.10**     Parent Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and
             Gemstar International Group Limited, a British Virgin Islands
             corporation (included as Appendix G to the Joint Proxy
             Statement/Prospectus).

 EXHIBIT NO.                        DOCUMENT DESCRIPTION
 -----------                        --------------------
 10.11****   TDN, Inc., Stockholders Agreement, dated as of October 31, 1997, by and among TDN, Inc., a Delaware corporation, Gemstar Marketing,
             Inc., a California corporation, and Thomson Consumer Electronics,
             Inc., a Delaware corporation.
 10.12****   Cost and Reimbursement Support Agreement, dated as of October 31,
             1997, by and among TDN, Inc., a Delaware corporation, and Gemstar
             International Group Limited.
 10.13****   Definitive Agreement, dated as of January 9, 1998, by and among
             Gemstar International Group Limited, StarSight Telecast, Inc., a
             California corporation, and Microsoft Corporation, a Washington corporation.
 10.14****   Recission Agreement, dated as of January 9, 1998, by and between
             StarSight Telecast, Inc., a California corporation and Microsoft
             Corporation, a Washington corporation.
 10.15****   Joint Venture Formation and Stockholders Agreement, dated as of
             January 19, 1998, by and among United Video Satellite Group, Inc., a Delaware corporation, Prevue Ventures, Inc., a Delaware
             corporation, Gemstar International Group Limited, a British Virgin
             Islands corporation, G-Sub Corporation, a Delaware corporation and effective as of the closing, Interactive Prevue Guide, Inc., a
             Delaware corporation.
 10.16****   Warrant Agreement, dated as of January 19, 1998, by and among
             Gemstar International Group Limited, a British Virgin Islands
             corporation, United Video Satellite Group, Inc., a Delaware corporation, and TCI Ventures Group, LLC, a Delaware limited liability company.
 21*****     Material Subsidiaries of Gemstar.
 23.1*****   Consent of KPMG Peat Marwick LLP.
 23.2*****   Consent Deloitte & Touche LLP.
 27.1*****   Financial Data Schedule.
 99.1*       1994 Stock Incentive Plan, as amended.
 99.2*       Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Henry C. Yuen, as amended.
             (Confidential treatment requested).
 99.3*       Employment Agreement, dated August 1995, between Gemstar
             International Group Limited and Thomas L. H. Lau.
 99.4*       Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Daniel S. W. Kwoh, as amended.
             (Confidential treatment requested).
 99.5*       Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Roy J. Mankovitz, as amended.
             (Confidential treatment requested).
 99.6*       Employment Agreement, dated August 16, 1995, between Pros
             Technology Limited and Wilson K. C. Cho. (Confidential treatment requested).
 99.7*       Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Elsie Ma Leung, as amended.
 99.8*       Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Larry Goldberg, as amended.
 99.10*      Amendment to Subsection 1.4(a) of 1994 Stock Incentive Plan, as
             amended.
 99.11*****  Amendment to 1994 Stock Incentive Plan, as amended, adopted on
             March 12, 1998.
 99.12****** Amended and Restated Employment Agreement, effective as of January
             7, 1998 among Gemstar International Group Limited, Gemstar
             Development Corporation and Henry C. Yuen.
 99.13****** Amended and Restated Employment Agreement, dated as of March 31,
             1998, among Gemstar International Group Limited, Gemstar
             Development Corporation and Elsie Leung.

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

  **** Previously filed as part of Form 8-K, dated January 12, 1998, as amended on June 11, 1998, or Form 8-K dated February 6, 1998, as amended on June 11, 1998. Certain information contained in these exhibits has been omitted pursuant to a request for Confidential Treatment granted by the Securities and Exchange Commission.

 ***** Filed herewith.

****** Certain information contained in this exhibit, which has been filed herewith, has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission.

  (b) Reports on Form 8-K

  (1) The January 12, 1998 Report on Form 8-K, as amended on June 11, 1998, is filed as part of and incorporated herein by reference into this Report.

  (2) February 6, 1998 Report on Form 8-K, as amended on June 11, 1998, is filed as part of and incorporated herein by reference into this Report.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on the 29th of June, 1998.

                                          GEMSTAR INTERNATIONAL GROUP LIMITED
                                            (Registrant)

Dated June 29, 1998                       By: /s/ Henry C. Yuen
                                             __________________________________
                                             Henry C. Yuen
                                             Chief Executive Officer,
                                              President and Director
                                              (Principal Executive Officer)

Dated June 29, 1998                       By: /s/ Elsie Ma Leung
                                             __________________________________
                                             Elsie Ma Leung
                                             Chief Financial Officer and
                                              Director (Principal Accounting
                                              Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 29th day of June, 1998.

             SIGNATURE                                 TITLE
             ---------                                 -----

         /s/ Henry C. Yuen           Chief Executive Officer, President and
____________________________________  Director
           Henry C. Yuen

        /s/ Elsie Ma Leung           Chief Financial Officer and Director
____________________________________
           Elsie Ma Leung

                                     Chairman of the Board and Director
____________________________________
          Thomas L. H. Lau


        /s/ Larry Goldberg           Secretary and Director
____________________________________
           Larry Goldberg

       /s/ George F. Carrier         Director
____________________________________
         George F. Carrier

        /s/ Teruyuki Toyama          Director
____________________________________
          Teruyuki Toyama
                                     Director
____________________________________
           James E. Meyer
                                     Director
____________________________________
            George Smith
       /s/ Brian Klosterman          Director
____________________________________
          Brian Klosterman
       /s/ Douglas B. Macrae         Director
____________________________________
         Douglas B. Macrae

                      GEMSTAR INTERNATIONAL GROUP LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Reports............................................. F-2
Consolidated Balance Sheets as of March 31, 1997 and 1998................. F-4
Consolidated Statements of Operations for each of the years in the three-
 year period ended March 31, 1998......................................... F-5
Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended March 31, 1998............................... F-6
Consolidated Statements of Cash Flows for each of the years in the three-
 year period ended March 31, 1998......................................... F-7
Notes to Consolidated Financial Statements................................ F-8

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Gemstar International Group Limited:

  We have audited the accompanying consolidated balance sheets of Gemstar International Group Limited and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of StarSight Telecast, Inc., as of and for the years ended December 31, 1995 and 1996, a company acquired by Gemstar International Group Limited in a business combination accounted for as a pooling of interests on May 8, 1997 as described in note 2 to the consolidated financial statements, which statements reflect total assets of $35,031,000 as of December 31, 1996, and total revenues of $1,913,000 and $8,698,000 for the years ended December 31, 1995 and 1996, of the related consolidated totals. Those statements, before the effects of conforming adjustments that were applied to restate such financial statements, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for StarSight Telecast, Inc., is based solely on the report of the other auditors. As described in note 2 to the consolidated financial statements, subsequent to the issuance of the report of the other auditors, the financial statements of StarSight Telecast, Inc. were restated to conform to the accounting policies and fiscal year of Gemstar International Group Limited as of March 31, 1997 and for each of the years in the two-year period ended March 31, 1997.

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

  In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gemstar International Group Limited and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998 in conformity with generally accepted accounting principles.

  We also audited the combination including the conforming adjustments for accounting policies and fiscal year of the accompanying consolidated balance sheet as of March 31, 1997, and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended March 31, 1997 after restatement for the pooling of interests on May 8, 1997. In our opinion, such consolidated financial statements have been properly combined on the basis described in note 2 to the consolidated financial statements.

                                          KPMG Peat Marwick LLP

Los Angeles, California
May 8, 1998

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
StarSight Telecast, Inc.:

  We have audited the balance sheets of StarSight Telecast, Inc. ("StarSight") as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for the twelve months ended December 31, 1996 and 1995, not presented separately herein, prior to restatement to conform StarSight's accounting policies and fiscal year to those of Gemstar International Group Limited. These financial statements are the responsibility of StarSight's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of StarSight as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the twelve months ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

San Francisco, California
March 7, 1997

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               MARCH 31,
                                                           -------------------
                                                             1997       1998
                                                           ---------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents............................... $  59,909  $153,517
  Marketable securities...................................    48,946     4,343
  Prepaid expenses and other current assets...............     6,442     5,580
                                                           ---------  --------
    Total current assets..................................   115,297   163,440
Property and equipment, net...............................     5,126     3,769
Intangible assets, net....................................     6,855    16,543
Marketable securities.....................................     1,535       --
Other assets..............................................     2,463     2,326
                                                           ---------  --------
                                                           $ 131,276  $186,078
                                                           =========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses................... $  43,141  $ 29,766
  Current portion of deferred revenue.....................    18,180    23,228
                                                           ---------  --------
    Total current liabilities.............................    61,321    52,994
Deferred revenue, less current portion....................    11,077    14,877
Deferred income taxes.....................................     4,299    13,664
Other liabilities.........................................       862     1,061
Shareholders' equity:
  Preference Shares, par value $.01 per share. Authorized
   50,000 shares, none issued.............................       --        --
  Ordinary Shares, par value $.01 per share. Authorized
   500,000 shares; issued and outstanding 46,801 shares at
   March 31, 1997, and 48,411 shares at March  31, 1998...       468       484
  Additional paid-in capital..............................   186,515   197,211
  Accumulated deficit.....................................  (132,788)  (94,081)
  Unearned compensation...................................      (388)      --
  Cumulative translation adjustments......................       (90)     (132)
                                                           ---------  --------
    Net shareholders' equity..............................    53,717   103,482
Commitments and contingencies (note 7)
                                                           ---------  --------
                                                           $ 131,276  $186,078
                                                           =========  ========


          See accompanying Notes to Consolidated Financial Statements.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED MARCH 31,
                                                    ---------------------------
                                                      1996     1997      1998
                                                    --------  -------  --------
Revenues........................................... $ 55,365  $82,997  $126,552
Operating costs and expenses:
  Selling and marketing............................   68,923   45,924    30,993
  Research and development.........................   17,462   16,286    13,372
  General and administrative.......................   25,162   25,558    18,693
  Merger costs.....................................      --       --     11,713
                                                    --------  -------  --------
    Earnings (loss) from operations................  (56,182)  (4,771)   51,781
Other income, net..................................    2,650    5,156     7,359
                                                    --------  -------  --------
    Earnings (loss) before income tax expense......  (53,532)     385    59,140
Income tax expense.................................    5,497    8,369    20,433
                                                    --------  -------  --------
    Net earnings (loss)............................ $(59,029) $(7,984) $ 38,707
                                                    ========  =======  ========
Basic earnings (loss) per share.................... $  (1.41) $ (0.17) $   0.81
                                                    ========  =======  ========
Diluted earnings (loss) per share.................. $  (1.41) $ (0.17) $   0.76
                                                    ========  =======  ========
Weighted average shares outstanding................   41,929   46,707    47,654
Dilutive effect of:
  Stock options....................................      --       --      2,728
  Warrants.........................................      --       --        381
                                                    --------  -------  --------
Weighted average shares outstanding, assuming
 dilution..........................................   41,929   46,707    50,763
                                                    ========  =======  ========


          See accompanying Notes to Consolidated Financial Statements.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                            ORDINARY
                             SHARES     ADDITIONAL                          CUMULATIVE       NET
                          -------------  PAID-IN   ACCUMULATED   UNEARNED   TRANSLATION SHAREHOLDERS'
                          SHARES AMOUNT  CAPITAL     DEFICIT   COMPENSATION ADJUSTMENTS    EQUITY
                          ------ ------ ---------- ----------- ------------ ----------- -------------
Balances at March 31,
 1995...................  36,546  $365   $ 98,161   $ (57,537)   $  (984)      $ (89)     $ 39,916
 Net loss...............     --    --         --      (59,029)       --          --        (59,029)
 Issuance of Ordinary
  Shares................   7,526    76     53,484         --         --          --         53,560
 Exercise of stock
  options...............     133     1        242         --         --          --            243
 Adjustment for change
  in VideoGuide, Inc.
  year end..............     --    --         --       (1,091)       --          --         (1,091)
 Amortization of
  unearned compensation.     --    --         --          --         613         --            613
 Equity adjustment from
  foreign currency
  translation...........     --    --         --          --         --           34            34
                          ------  ----   --------   ---------    -------       -----      --------
Balances at March 31,
 1996...................  44,205   442    151,887    (117,657)      (371)        (55)       34,246
 Net loss...............     --    --         --       (7,984)       --          --         (7,984)
 Issuance of Ordinary
  Shares................   2,379    24     32,582         --         --          --         32,606
 Exercise of stock
  options...............     217     2        854         --         --          --            856
 Adjustment for change
  in StarSight Telecast,
  Inc. year end.........     --    --         --       (7,147)       --          --         (7,147)
 Compensatory repricing
  of stock option grant.     --    --       1,027         --      (1,027)        --            --
 Compensatory stock
  option grants.........     --    --         165         --        (165)        --            --
 Amortization of
  unearned compensation.     --    --         --          --       1,175         --          1,175
 Equity adjustment from
  foreign currency
  translation...........     --    --         --          --         --          (35)          (35)
                          ------  ----   --------   ---------    -------       -----      --------
Balances at March 31,
 1997...................  46,801   468    186,515    (132,788)      (388)        (90)       53,717
 Net earnings...........     --    --         --       38,707        --          --         38,707
 Exercise of stock
  options...............   1,610    16     17,503         --         --          --         17,519
 Tax benefit associated
  with stock options....     --    --       6,000         --         --          --          6,000
 Repurchase of warrant..     --    --     (12,807)        --         --          --        (12,807)
 Amortization of
  unearned compensation.     --    --         --          --         388         --            388
 Equity adjustment from
  foreign currency
  translation...........     --    --         --          --         --          (42)          (42)
                          ------  ----   --------   ---------    -------       -----      --------
Balances at March 31,
 1998...................  48,411  $484   $197,211   $ (94,081)   $   --        $(132)     $103,482
                          ======  ====   ========   =========    =======       =====      ========

          See accompanying Notes to Consolidated Financial Statements.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      YEAR ENDED MARCH 31,
                                                   ----------------------------
                                                     1996      1997      1998
                                                   --------  --------  --------
Cash flows from operating activities:
 Net earnings (loss) ............................  $(59,029) $ (7,984) $ 38,707
 Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating
  activities:
   Depreciation and amortization.................     3,755     3,953     4,389
   Deferred income taxes.........................     1,547     2,754     9.365
   Amortization of unearned compensation.........       613     1,175       388
   Tax benefit associated with stock options.....       --        --      6,000
   Changes in assets and liabilities:
     Prepaid expenses and other assets...........    (3,093)    1,952       999
     Accounts payable, accrued expenses and other
      liabilities................................    35,692    (6,654)  (13,176)
     Deferred revenue............................     5,489    19,192     8,848
                                                   --------  --------  --------
     Net cash provided by (used in) operating
      activities.................................   (15,026)   14,388    55,520
                                                   --------  --------  --------
Cash flows from investing activities:
 Purchases of marketable securities .............    (3,637)  (71,387)  (18,480)
 Maturities of marketable securities.............    22,062    24,425    64,618
 Additions to property and equipment.............    (3,693)   (1,910)     (781)
 Increase in intangible assets...................      (968)   (1,252)  (11,939)
                                                   --------  --------  --------
   Net cash provided by (used in) investing
    activities...................................    13,764   (50,124)   33,418
                                                   --------  --------  --------
Cash flows from financing activities:
 Proceeds from issuance of Ordinary Shares.......    53,560    32,606       --
 Proceeds from exercise of stock options ........       243       856    17,519
 Repurchase of warrant...........................       --        --    (12,807)
 Dividends paid..................................    (5,000)      --        --
                                                   --------  --------  --------
   Net cash provided by financing activities.....    48,803    33,462     4,712
                                                   --------  --------  --------
Effect of exchange rate changes on cash and cash
 equivalents.....................................        34       (35)      (42)
                                                   --------  --------  --------
   Net increase (decrease) in cash and cash
    equivalents..................................    47,575    (2,309)   93,608
Cash and cash equivalents at beginning of year...    22,881    69,365    59,909
Adjustment for change in VideoGuide, Inc. year
 end.............................................    (1,091)      --        --
Adjustment for change in StarSight Telecast, Inc.
 year end........................................       --     (7,147)      --
                                                   --------  --------  --------
Cash and cash equivalents at end of year ........  $ 69,365  $ 59,909  $153,517
                                                   ========  ========  ========
Supplemental disclosures of cash flow
 information:
 Cash paid for income taxes......................  $  3,807  $  6,128  $  4,740
                                                   ========  ========  ========
Noncash investing and financing activities:

 On December 12, 1996, the Company acquired all of the outstanding capital stock of VideoGuide, Inc. for 475,000 Ordinary Shares of the Company
  (Note 2).
 On May 8, 1997, the Company acquired all of the outstanding capital stock of StarSight Telecast, Inc. for 15.5 million Ordinary Shares of the Company (Note 2).

         See accompanying Notes to Consolidated Financial Statements.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED MARCH 31, 1996, 1997 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

 Description of Business

  Gemstar International Group Limited ("Gemstar International Group") and its wholly and majority owned subsidiaries (collectively the "Company") develops, markets and licenses proprietary technologies and systems that simplify and enhance consumers' interaction with electronics products and other platforms that deliver video, programming information and other data.

  The Company acquired all of the outstanding capital stock of VideoGuide, Inc. ("VideoGuide") and StarSight Telecast, Inc. ("StarSight") on December 12, 1996 and May 8, 1997, respectively (Note 2). Both mergers have been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the combinations have been restated to include the accounts and results of operations of VideoGuide and StarSight.

 Principles of Consolidation

  The consolidated financial statements include the financial statements of Gemstar International Group and its wholly and majority owned subsidiaries. For all periods presented the minority interest in majority owned subsidiaries was immaterial. All significant intercompany balances and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

  For purposes of the consolidated statements of cash flows, cash and cash equivalents include all highly liquid investments, such as certificates of deposit and commercial paper, with original maturities of three months or less. Cash and cash equivalents are maintained with several high credit quality financial institutions. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash and cash equivalents.

 Marketable Securities

  The Company accounts for its investments in marketable securities under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). Under SFAS No. 115, the Company must classify its investments in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the intent and ability to hold until maturity. All other securities not included in trading or held-to-maturity categories are classified as available-for-sale. The Company has classified all its investments in marketable securities as held-to-maturity securities. Unrealized gains and losses and realized gains and losses for all periods presented were not material as all investments were held to maturity.

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

 Property and Equipment

  Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

      Machinery and equipment... 3 to 8 years
      Office furniture and
       equipment................ 3 to 8 years
      Property and leasehold
       improvements............. Shorter of estimated useful life or lease term

 Intangible Assets

  Intangible assets consist of capitalized patent and trademark costs and goodwill. Capitalized patent and trademark costs consist of direct costs associated with obtaining patents and trademarks. Patent and trademark costs are amortized on a straight line basis over the estimated useful lives of seven to ten years. Goodwill, which represents the excess of cost over net assets acquired, is amortized on a straight line basis over five years.

 Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), on April 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations, or liquidity.

 Accounting for Stock Options

  Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal year 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS
No. 123.

 Use of Estimates

  Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

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

 Fair Value of Financial Instruments

  Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts payable and accrued expenses approximate their fair value because of their short maturities. The fair values of marketable securities are based on quoted market prices which approximates cost (Note 6).

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

 Merger Costs

  As a result of the acquisition of StarSight, the Company recorded merger related costs totaling $11.7 million in the year ended March 31, 1998. These costs were comprised of fees for financial advisors, attorneys and accountants; severance and other transaction costs (Note 2).

 Net Interest Income

  Net interest income, included in other income, net, totaled $2,601,000, $5,084,000 and $6,983,000 for each of the years in the three-year period ended March 31, 1998.

 Income Taxes

  The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires that deferred income taxes be recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Changes in tax rates and laws are reflected in earnings in the period such changes are enacted.

 Earnings (Loss) Per Share

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128") during fiscal year 1998 and has restated earnings (loss) per share information for

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

all periods presented to conform to the requirements of SFAS No. 128. Basic earnings (loss) per share is computed using the weighted average number of Ordinary Shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of stock options and warrants using the treasury stock method. Stock options and warrants to purchase 6,570,000 and 8,208,000 Ordinary Shares were outstanding at March 31, 1996 and 1997, respectively, but were not included in the computation of diluted earnings
(loss) per share for the years ended March 31, 1996 and 1997, because the Company had a net loss in each of these years and therefore, the effect would be antidilutive.

 Recent Accounting Pronouncements

  The Company intends to adopt Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") in fiscal year 1999. Both Standards will require additional disclosure, but will not have a material effect on the Company's financial position or results of operations. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and is expected to first be reflected in the Company's first quarter of fiscal year 1999 interim financial statements. Components of comprehensive income include items such as net income and changes in value of available-for-sale securities. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS No. 131 will first be reflected in the Company's fiscal year 1999 Annual Report.

 Reclassifications

  Certain reclassifications have been made to prior years financial information to conform with the current year presentation.

(2) BUSINESS COMBINATIONS

  On May 8, 1997, the Company acquired all of the outstanding capital stock of StarSight for 15.5 million Ordinary Shares of the Company. In addition, the Company assumed all outstanding StarSight stock options which were converted to options to purchase 1.4 million Ordinary Shares of the Company. The Company also assumed all outstanding StarSight warrants which were converted to warrants to purchase 1.8 million Ordinary Shares of the Company at exercise prices ranging from $12.37 to $57.74 per share. In January 1998, the Company repurchased a warrant to purchase 606,000 Ordinary Shares from the warrant holder for $12.8 million in cash. The warrant was originally issued by StarSight in connection with a sale of equity securities. The warrant holder did not have any right to put the warrant to the Company. The Company accounted for the repurchase of the warrant as a reduction in additional paid-in-capital. Warrants to purchase 1.2 million Ordinary Shares were outstanding at March 31, 1998 and expire during fiscal year 1999.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2) BUSINESS COMBINATIONS (CONTINUED)

  On December 12, 1996, the Company acquired all of the outstanding capital stock of VideoGuide for 475,000 Ordinary Shares of the Company. In addition, the Company assumed all outstanding VideoGuide stock options which converted into options to purchase 17,000 Ordinary Shares of the Company.

  Both mergers have been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the combinations have been restated to include the results of operations, financial position and cash flows of StarSight and VideoGuide. Information concerning Ordinary Shares, stock options, warrants and per share data has been restated on an equivalent share basis.

  Prior to the combinations, the fiscal year end for both StarSight and VideoGuide was December 31. In recording the business combinations, the financial statements of StarSight and VideoGuide were conformed to the Company's fiscal year end of March 31. As a result, the Company recorded an accumulated deficit charge of $7,147,000 in fiscal year 1997 for StarSight's net loss during the three months ended March 31, 1996 which included revenues of $862,000. The Company recorded an accumulated deficit charge of $1,091,000 in fiscal year 1996 for VideoGuide's net loss during the three months ended March 31, 1995. VideoGuide had no revenues during this three month period.

  In recording the business combinations, StarSight's revenues for the years ended March 31, 1996 and 1997 were adjusted by $417,000 and $404,000, respectively, to conform to the Company's accounting policies. In addition, all significant intercompany balances and transactions between the Company and VideoGuide and StarSight have been eliminated.

  The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                         YEAR ENDED MARCH
                                                                31,
                                                         ------------------
                                                           1996      1997
                                                         --------  --------
     Revenues:
       Gemstar International Group...................... $ 53,436  $ 70,367 (1)
       VideoGuide.......................................      433       754 (1)
                                                         --------  --------
         Subtotal.......................................   53,869    71,121
       StarSight........................................    1,913    12,280
       Adjustment to conform accounting policies........     (417)     (404)
                                                         --------  --------
         Combined....................................... $ 55,365  $ 82,997
                                                         ========  ========
     Net earnings (loss):
       Gemstar International Group...................... $ 16,083  $ 22,640 (1)
       VideoGuide.......................................  (42,915)   (4,555)(1)
                                                         --------  --------
         Subtotal.......................................  (26,832)   18,085
       StarSight........................................  (31,780)  (25,665)
       Adjustment to conform accounting policies........     (417)     (404)
                                                         --------  --------
         Combined....................................... $(59,029) $ (7,984)
                                                         ========  ========

-------
(1) Since the merger with VideoGuide occurred during the quarter ended December 31, 1996, the results of operations of VideoGuide for the six months ended March 31, 1997 have been combined with the results of operations of Gemstar International Group.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3) INCOME TAX EXPENSE

  Under the current British Virgin Islands law, income generated by entities incorporated under the International Business Companies Act in the British Virgin Islands is not subject to taxation. However, certain subsidiaries are subject to taxation in countries where they operate. Additionally, license income payments received from licensees in certain tax jurisdictions are subject to withholding taxes.

  The provision for income tax expense consists of the following (in thousands):

                                                           YEAR ENDED MARCH 31,
                                                           ---------------------
                                                            1996   1997   1998
                                                           ------ ------ -------
      Current............................................. $3,950 $5,615 $11,068
      Deferred............................................  1,547  2,754   9,365
                                                           ------ ------ -------
        Total............................................. $5,497 $8,369 $20,433
                                                           ====== ====== =======

  The significant components of deferred income taxes attributable to earnings
(loss) before income tax expense are as follows (in thousands):

                                                     YEAR ENDED MARCH 31,
                                                   ---------------------------
                                                     1996      1997     1998
                                                   --------  --------  -------
      Deferred tax expense (benefit).............. $(12,325) $(11,271) $10,683
      Change in valuation allowance for deferred
       tax assets.................................   13,872    14,025   (1,318)
                                                   --------  --------  -------
        Total..................................... $  1,547  $  2,754  $ 9,365
                                                   ========  ========  =======

  A reconciliation of the expected U.S. Federal tax expense (benefit) to the provision for income tax expense is as follows (in thousands):

                                 YEAR ENDED MARCH 31,
                               --------------------------
                                 1996     1997     1998
                               --------  -------  -------
      Expected U.S. Federal
       tax expense (benefit).. $(18,736) $   135  $20,699
      State taxes, net of
       Federal benefit........      --       --       987
      Merger costs and other
       non-deductible
       expenses ..............      --       --       995
      Foreign earnings,
       differential in tax
       rates..................   10,361   (5,791)    (930)
      Change in valuation
       allowance..............   13,872   14,025   (1,318)
                               --------  -------  -------
      Actual income tax
       expense ............... $  5,497  $ 8,369  $20,433
                               ========  =======  =======

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3) INCOME TAX EXPENSE (CONTINUED)

  Deferred taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

                                                                MARCH 31,
                                                            ------------------
                                                              1997      1998
                                                            --------  --------
Deferred tax assets:
  Deferred revenue......................................... $ 10,025  $ 14,555
  Net operating losses available for carryforward to future
   periods.................................................   31,509    26,424
  Tax credits available for carryforward to future periods.    4,356     6,308
  Accrued expenses.........................................    3,306     3,105
  Intangible assets........................................    7,769     6,100
  Other....................................................      465       463
                                                            --------  --------
  Gross deferred tax assets................................   57,430    56,955
Valuation allowance........................................  (55,515)  (54,197)
                                                            --------  --------
  Deferred tax assets, net of valuation allowance..........    1,915     2,758
Deferred tax liability--taxes provided on intercompany
 income....................................................   (6,214)  (16,422)
                                                            --------  --------
  Net deferred tax liability............................... $ (4,299) $(13,664)
                                                            ========  ========

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

  As of March 31, 1998, the Company had available net operating loss carryforwards aggregating approximately $75,000,000 to offset future United States income taxes expiring through fiscal year 2013. At March 31, 1998, the Company had available foreign tax credit carryforwards aggregating $6,308,000 to offset future United States income taxes expiring through fiscal year 2003. The net operating loss and tax credit carryforwards are subject to certain limitations under United States tax laws with respect to the annual use of such carryforwards which include, among other things, certain changes in stock ownership.

  As a result of previous transactions which involved an ownership change as defined in the applicable section of the Internal Revenue Code, the Company will be subject to limitations on the use of its net operating loss carryforwards. Accordingly, there can be no assurance that a significant amount of the existing net operating loss carryforwards will be available to the Company.

  Based upon the level of historical taxable earnings and projections of future taxable earnings over the periods which the deferred tax assets are deductible, management has concluded that it is more likely than not that the Company will realize the benefits of these deductible differences at March 31, 1998, net of reserves established.

  The United States Internal Revenue Service (the "IRS") has conducted an audit of the federal tax returns for Gemstar Development Corporation ("GDC"), a U.S. subsidiary of the Company, for the years ended March 31, 1991, 1992 and 1993. The IRS has issued a 30-day letter to GDC in which it has proposed adjustments to GDC's taxable income by reallocating income to GDC, for revenue related to the Company's

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3) INCOME TAX EXPENSE (CONTINUED)

VCR Plus+ technology. The Company has filed a protest with the IRS. The Company believes that it has a reasonable basis for its tax position and accordingly plans to vigorously defend its position. While there can be no assurance as to the ultimate outcome of the audit, the Company believes that it has made adequate provision in its financial statements with respect to the proposed adjustments.

(4) STOCK INCENTIVE PLAN

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

  In connection with the acquisitions of StarSight and VideoGuide, the Company assumed all outstanding StarSight and VideoGuide stock options. Information concerning stock options has been restated on an equivalent share basis.

  As of March 31, 1998, the number of Ordinary Shares reserved for issuance under the Plan was 20,000,000 Ordinary Shares. At March 31, 1998 there were 5,538,000 shares available for future option grants under the Plan.

  The per share weighted-average fair value of stock options granted during the years ended March 31, 1996, 1997 and 1998, was $10.64, $14.21, and $17.21
respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                                 YEAR ENDED
                                                                 MARCH 31,
                                                               ----------------
                                                               1996  1997  1998
                                                               ----  ----  ----
Expected dividend yield....................................... -- %  -- %  -- %
Risk-free interest rate....................................... 6.5%  5.5%  5.8%
Expected volatility...........................................  83%   85%   80%
Expected life (years)......................................... 9.3   7.9     5

  The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                      YEAR ENDED MARCH 31,
                                                    ---------------------------
                                                      1996      1997     1998
                                                    --------  --------  -------
   Net earnings (loss):
     As reported................................... $(59,029) $ (7,984) $38,707
     Pro forma.....................................  (74,253)  (22,626)  18,127
   Diluted earnings (loss) per share:
     As reported...................................    (1.41)    (0.17)    0.81
     Pro forma.....................................    (1.77)    (0.48)    0.36

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) STOCK INCENTIVE PLAN (CONTINUED)

  The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the above pro forma disclosures because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to fiscal year 1996 is not considered. Because additional option grants are expected to be made each year, the above pro forma disclosures are not likely to be representative of pro forma effects on reported net earnings for future years.

  The following table summarizes information about stock option transactions (shares in thousands):

                                             YEAR ENDED MARCH 31,
                          -----------------------------------------------------------
                                 1996                1997                1998
                          ------------------- ------------------- -------------------
                                    WEIGHTED-           WEIGHTED-           WEIGHTED-
                                     AVERAGE             AVERAGE             AVERAGE
                           NUMBER   EXERCISE   NUMBER   EXERCISE   NUMBER   EXERCISE
                          OF SHARES   PRICE   OF SHARES   PRICE   OF SHARES   PRICE
                          --------- --------- --------- --------- --------- ---------
Outstanding at beginning
 of year................    1,016    $15.01     5,964    $12.09     6,390    $12.29
  Granted...............    5,275     11.68       992     13.80     8,290     23.21
  Exercised.............     (133)     5.03      (217)     5.08    (1,610)    10.88
  Cancelled.............     (194)    20.83      (349)    17.70      (227)    16.41
                            -----               -----              ------
Outstanding at end of
 year...................    5,964     12.09     6,390     12.29    12,843     19.44
                            =====               =====              ======
Options exercisable at
 end of year............    2,158     12.01     3,859     11.91     4,455     13.37
                            =====               =====              ======

  The following table summarizes information about of the Company's stock options outstanding as of March 31, 1998 (shares in thousands):

                                                  STOCK OPTIONS
                  STOCK OPTIONS OUTSTANDING        EXERCISABLE
               ------------------------------- -------------------
                          WEIGHTED-
                           AVERAGE
                          REMAINING  WEIGHTED-           WEIGHTED-
RANGE OF                  YEARS OF    AVERAGE             AVERAGE
EXERCISE       NUMBER OF CONTRACTUAL EXERCISE  NUMBER OF EXERCISE
PRICES          SHARES      LIFE       PRICE    SHARES     PRICE
--------       --------- ----------- --------- --------- ---------
$ 4.54-$15.00    4,225       7.5      $11.87     3,723    $11.73
$15.01-$20.00    1,717       9.1       16.97       330     16.22
$20.01-$25.00    4,551       9.7       21.94       187     21.28
$25.01-$36.70    2,350      10.0       30.04       215     30.47
                ------                           -----
  Total         12,843       8.9       19.44     4,455     13.37
                ======                           =====

(5) 401(K) PLAN

  The Company has a 401(k) benefit plan ("401(k) Plan") allowing an employee to contribute up to a maximum of 15% of gross salary, subject to applicable IRS limits. The Company will match the employee's contributions based on certain percentages of the employee's contributions. The Company made contributions of $76,000 and $50,000 to the 401(k) Plan during the years ended March 31, 1997 and 1998, respectively. There were no contributions during the year ended March 31, 1996.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) SELECTED BALANCE SHEET ACCOUNTS

  Marketable securities at amortized cost by major security type and class of security consists of the following (in thousands):

                                                                   MARCH 31,
                                                                 --------------
                                                                  1997    1998
                                                                 ------- ------
     Corporate debt securities.................................. $22,038 $2,817
     U.S. Treasury securities...................................  28,443  1,526
                                                                 ------- ------
                                                                 $50,481 $4,343
                                                                 ======= ======

  The amortized cost of the marketable securities approximated fair value at March 31, 1997 and 1998. No marketable securities at March 31, 1998 were due after one year.

  Property and equipment, at cost, consists of the following (in thousands):

                                                                  MARCH 31,
                                                               ----------------
                                                                1997     1998
                                                               -------  -------
     Machinery and equipment.................................. $ 5,568  $ 5,650
     Office furniture and equipment...........................   6,177    6,726
     Property and leasehold improvements......................   1,062    1,212
                                                               -------  -------
                                                                12,807   13,588
     Less accumulated depreciation and amortization...........  (7,681)  (9,819)
                                                               -------  -------
       Property and equipment, net............................ $ 5,126  $ 3,769
                                                               =======  =======

  Intangible assets consist of the following (in thousands):

                                                                  MARCH 31,
                                                               ----------------
                                                                1997     1998
                                                               -------  -------
     Patents and trademarks................................... $10,811  $22,750
     Goodwill.................................................   1,025    1,025
                                                               -------  -------
                                                                11,836   23,775
     Less accumulated amortization............................  (4,981)  (7,232)
                                                               -------  -------
         Intangible assets, net............................... $ 6,855  $16,543
                                                               =======  =======

  Amortization expense was $1,335,000, $1,490,000 and $2,251,000 for each of the years in the three-year period ended March 31, 1998.

  Accounts payable and accrued expenses consist of the following (in thousands):

                                                                  MARCH 31,
                                                               ----------------
                                                                1997     1998
                                                               -------  -------
     Accounts payable and accrued expenses.................... $24,438  $24,369
     Accrued purchase commitments.............................  14,436      --
     Accrued payroll and related benefits.....................   4,267    5,397
                                                               -------  -------
       Total.................................................. $43,141  $29,766
                                                               =======  =======

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) COMMITMENTS AND CONTINGENCIES

  The Company leases various facilities under long-term noncancelable operating leases. The Company also has an agreement to purchase transmission services. Future minimum payments under operating leases and the transmission services agreement are as follows (in thousands):

                                                          OPERATING TRANSMISSION
                                                           LEASES     SERVICES
                                                          --------- ------------
      Year ended March 31:
        1999.............................................  $1,510      $1,240
        2000.............................................   1,364       1,240
        2001.............................................     871       1,240
        2002.............................................     614         930
                                                           ------      ------
                                                           $4,359      $4,650
                                                           ======      ======

  Rent expense under operating leases was $1,515,000, $1,722,000 and $1,630,000, for each of the years in the three-year period ended March 31, 1998. Fees under the transmission services agreement were $1,124,000, $1,170,000 and $1,240,000, for each of the years in the three-year period ended March 31, 1998.

  The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company, the resolution of such matters will not have a material effect on its financial position, results of operations, or liquidity.

(8) RELATED PARTY TRANSACTIONS

  Effective January 1, 1995, the Company elected to discontinue the marketing and distribution of the VCR Plus+ technology through the sale of handsets and to limit its operations solely to licensing activities. In connection with this decision the Company transferred all of its handset operations to Gemstar Manufacturing Holding Limited ("Holdings"), its then wholly owned subsidiary, and then distributed the shares of Holdings to the Company's shareholders.

  The Company continues to maintain a license agreement with a Holdings subsidiary that allows for the incorporation of the VCR Plus+ technology in the manufacture and distribution of handsets. Pursuant to the license agreement, the Holdings subsidiary pays the Company a per unit royalty fee based on unit shipments. Royalty fees totaled $112,000 and $1,446,000 for the years ended March 31, 1996 and 1997, respectively. There were no royalty fees for the year ended March 31, 1998.

  The Company continues to maintain service relationships with certain Holdings subsidiaries. Pursuant to the services agreements, the Holdings subsidiaries provide marketing and promotion services for the Company in their respective territories in connection with the Company's systems, maintain relationships with licensees and promote and monitor the publication of the PlusCode numbers. Service fees paid to these companies totaled $7,100,000, $8,300,000 and $8,178,000 for each of the years in the three-year period ended March 31, 1998.

                      GEMSTAR INTERNATIONAL GROUP LIMITED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(9) BUSINESS SEGMENT REPORTING

  A summary of the Company's revenues and earnings (loss) from operations by geographic area is as follows (in thousands):

                                                      YEAR ENDED MARCH 31,
                                                   ----------------------------
                                                     1996      1997      1998
                                                   --------  --------  --------
   Revenues:
     United States................................ $ 21,486  $ 37,424  $ 80,708
     Foreign (1)..................................   33,879    45,573    45,844
                                                   --------  --------  --------
       Total...................................... $ 55,365  $ 82,997  $126,552
                                                   ========  ========  ========
   Earnings (loss) from operations (2):
     United States................................ $(74,333) $(34,266) $ 24,046
     Foreign......................................   18,151    29,495    27,735
                                                   --------  --------  --------
       Total...................................... $(56,182) $ (4,771) $ 51,781
                                                   ========  ========  ========

--------
(1) Revenues from license fees included in foreign are principally earned by entities in the British Virgin Islands.
(2) Earnings (loss) from operations consists of total revenues less operating expenses and does not include other income.

  The Company had one customer constituting 21% of revenues and another customer constituting 12% of revenues during the year ended March 31, 1998. There were no customers constituting 10% or more of revenues during the years ended March 31, 1996 and 1997.

  A summary of the Company's identifiable assets used in the Company's operations by geographic area is as follows (in thousands):

                                                               MARCH 31,
                                                       -------------------------
                                                        1996     1997     1998
                                                       ------- -------- --------
   Identifiable assets:
     United States.................................... $30,760 $ 54,629 $ 69,978
     Foreign..........................................  65,753   76,647  116,100
                                                       ------- -------- --------
       Total.......................................... $96,513 $131,276 $186,078
                                                       ======= ======== ========

                                 EXHIBIT INDEX

 EXHIBIT NO.
 -----------
  2.1**      Parent Significant Shareholder Agreement, dated as of December 23,
             1996 by and among StarSight Telecast, Inc., a California
             corporation and certain significant shareholders of Gemstar
             International Group Limited.
  2.2**      Agreement and Plan of Merger dated as of December 23, 1996 by and among Gemstar International Group Limited, a British Virgin
             Islands corporation, StarSight Telecast, Inc., a California corporation, and G/S Acquisition Subsidiary, a California
             corporation).
  3.1*       Amended and Restated Memorandum of Association of the Company.
  3.2*       Amended and Restated Articles of Association of the Company.
 10.1*       Patent Assignment Agreement, dated as of March 15, 1994, between
             Gemstar Development Corporation and Roy J. Mankovitz.
             (Confidential treatment requested).
 10.2*       Contract Engineering Agreement (undated) between Hilite, Inc. and
             Gemstar Development Corporation. (Confidential treatment
             requested).
 10.3*       Contract Engineering Agreement (undated) between Hilite, Inc. and
             Gemstar Holdings Limited. (Confidential treatment requested).
 10.4*       Contract Engineering Agreement (undated) between Hilite, Inc. and
             Index Systems, Inc. (Confidential treatment requested).
 10.5*       Form of Option Exercise and Assignment Agreement, dated March 16,
             1994, between Gemstar Development Corporation and each of Henry C.
             Yuen, Wilson K. C. Cho and Daniel S. W. Kwoh.
 10.6(a)*    Exclusive Representation Agreement, dated July 30, 1990, between
             Gemstar Development Corporation and United Feature Syndicate, Inc.
             (Confidential treatment requested).
 10.6(b)*    Exclusive Representation Agreement, dated May 20, 1991, between
             Gemstar Development Corporation and United Feature Syndicate,
             Inc., together with First Amendment to Exclusive Representation
             Agreement, dated March 4, 1994. (Confidential treatment
             requested).
 10.6(c)*    Exclusive Representation Agreement, dated March 21, 1994, between
             Gemstar Development Corporation and United Feature Syndicate, Inc.
             (Confidential treatment requested).
 10.7*       Registration Rights Agreement, dated August 16, 1995, between
             Gemstar International Group Limited and the Shareholders of E
             Guide, Inc.
 10.8**      Company Significant Shareholder Agreement, dated as of December
             23, 1996, by and among Gemstar International Group Limited, a
             British Virgin Islands corporation, and certain significant shareholders of StarSight Telecast, Inc.
 10.9**      Company Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and
             Gemstar International Group Limited, a British Virgin Islands
             corporation.
 10.10**     Parent Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and
             Gemstar International Group Limited, a British Virgin Islands
             corporation (included as Appendix G to the Joint Proxy
             Statement/Prospectus).
 10.11***    TDN, Inc., Stockholders Agreement, dated as of October 31, 1997, by and among TDN, Inc., a Delaware corporation, Gemstar Marketing,
             Inc., a California corporation, and Thomson Consumer Electronics,
             Inc., a Delaware corporation.
 10.12***    Cost and Reimbursement Support Agreement, dated as of October 31,
             1997, by and among TDN, Inc., a Delaware corporation, and Gemstar
             International Group Limited.

 EXHIBIT NO.
 -----------
 10.13***    Definitive Agreement, dated as of January 9, 1998, by and among
             Gemstar International Group Limited, StarSight Telecast, Inc., a
             California corporation, and Microsoft Corporation, a Washington corporation.
 10.14***    Recission Agreement, dated as of January 9, 1998, by and between
             StarSight Telecast, Inc., a California corporation and Microsoft
             Corporation, a Washington corporation.
 10.15***    Joint Venture Formation and Stockholders Agreement, dated as of
             January 19, 1998, by and among United Video Satellite Group, Inc., a Delaware corporation, Prevue Ventures, Inc., a Delaware
             corporation, Gemstar International Group Limited, a British Virgin
             Islands corporation, G-Sub Corporation, a Delaware corporation and effective as of the closing, Interactive Prevue Guide, Inc., a
             Delaware corporation.
 10.16***    Warrant Agreement, dated as of January 19, 1998, by and among
             Gemstar International Group Limited, a British Virgin Islands
             corporation, United Video Satellite Group, Inc., a Delaware corporation, and TCI Ventures Group, LLC, a Delaware limited liability company.
 21****      Material Subsidiaries of Gemstar.
 23.1*****   Consent of KPMG Peat Marwick LLP.
 23.2        Consent Deloitte & Touche LLP.
 27.1*****   Financial Data Schedule.
 99.1*       1994 Stock Incentive Plan, as amended.
 99.2*       Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Henry C. Yuen, as amended.
             (Confidential treatment requested).
 99.3*       Employment Agreement, dated August 1995, between Gemstar
             International Group Limited and Thomas L. H. Lau.
 99.4*       Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Daniel S. W. Kwoh, as amended.
             (Confidential treatment requested).
 99.5*       Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Roy J. Mankovitz, as amended.
             (Confidential treatment requested).
 99.6*       Employment Agreement, dated August 16, 1995, between Pros
             Technology Limited and Wilson K. C. Cho. (Confidential treatment requested).
 99.7*       Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Elsie Ma Leung, as amended.
 99.8*       Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Larry Goldberg, as amended.
 99.10*      Amendment to Subsection 1.4(a) of 1994 Stock Incentive Plan, as
             amended.
 99.11*****  Amendment to 1994 Stock Incentive Plan, as amended, adopted on
             March 12, 1998.
 99.12****** Amended and Restated Employment Agreement, effective as of January
             7, 1998 among Gemstar International Group Limited, Gemstar
             Development Corporation and Henry C. Yuen.
 99.13****** Amended and Restated Employment Agreement, dated as of March 31,
             1998, among Gemstar International Group Limited, Gemstar
             Development Corporation and Elsie Leung.

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

  **** Previously filed as part of Form 8-K, dated January 12, 1998, or Form
       8-K dated February 6, 1998 and Form 8-K/A, dated June 11, 1998. Certain information contained in these exhibits has been omitted pursuant to a request for Confidential Treatment granted by the Securities and Exchange Commission.

 ***** Filed herewith.

****** Certain information contained in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission.