Form 10-Q
period 1998-06-30
GEMSTAR INTERNATIONAL GROUP LTD
filed 1998-08-14
CIK 923282

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

MARK ONE

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

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


      135 NORTH LOS ROBLES AVENUE, SUITE 800, PASADENA, CALIFORNIA 91101
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (626) 792-5700
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  As of June 30, 1998, there were outstanding 48,597,000 shares of the Registrants' Ordinary Shares, par value $0.01 per share.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE
                                                                           ----
 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements
         Condensed Consolidated Balance Sheets--June 30, 1998 and March      1
         31, 1998........................................................
         Condensed Consolidated Statements of Operations--Three Months
         Ended June 30, 1998 and 1997....................................    2
         Condensed Consolidated Statements of Cash Flows--Three Months
         Ended June 30, 1998 and 1997....................................    3
         Notes to Condensed Consolidated Financial Statements............    4
 Item 2. Management's Discussion and Analysis of Financial Condition and     5
         Results of Operations...........................................
 PART II OTHER INFORMATION
 Item 6. Exhibits and Reports on Form 8-K................................   10
         SIGNATURES......................................................   13

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            JUNE 30,    MARCH
                                                              1998     31, 1998
                                                           ----------- --------
                                                           (UNAUDITED)
                          ASSETS
Current assets:
  Cash and cash equivalents...............................  $175,606   $153,517
  Marketable securities...................................       --       4,343
  Prepaid expenses and other current assets...............     5,620      5,580
                                                            --------   --------
    Total current assets..................................   181,226    163,440
Property and equipment, net...............................     3,385      3,769
Intangible assets, net....................................    16,126     16,543
Other assets..............................................     2,325      2,326
                                                            --------   --------
                                                            $203,062   $186,078
                                                            ========   ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...................  $ 27,154   $ 29,766
  Current portion of deferred revenue.....................    29,527     23,228
                                                            --------   --------
    Total current liabilities.............................    56,681     52,994
Deferred revenue, less current portion....................     7,590     14,877
Deferred income taxes.....................................    15,925     13,664
Other liabilities.........................................     1,307      1,061
Shareholders' equity:
  Ordinary Shares and additional paid-in capital..........   201,699    197,695
  Accumulated deficit.....................................   (79,955)   (94,081)
  Accumulated other comprehensive loss....................      (185)      (132)
                                                            --------   --------
    Net shareholders' equity..............................   121,559    103,482
                                                            --------   --------
                                                            $203,062   $186,078
                                                            ========   ========

           See Notes to Condensed Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                              1998      1997
                                                            --------- ---------
Revenues................................................... $  33,899   $25,625
Operating costs and expenses:
  Selling and marketing....................................     7,697     7,443
  Research and development.................................     3,381     3,497
  General and administrative...............................     4,945     4,590
  Merger costs.............................................       --     11,713
                                                            --------- ---------
Operating income (loss)....................................    17,876    (1,618)
Other income, net..........................................     2,018     1,546
                                                            --------- ---------
Income (loss) before income taxes..........................    19,894       (72)
Income taxes...............................................     5,768     3,149
                                                            --------- ---------
Net income (loss)..........................................   $14,126 $  (3,221)
                                                            ========= =========
Basic earnings (loss) per share............................ $    0.29 $   (0.07)
                                                            ========= =========
Diluted earnings (loss) per share.......................... $    0.26 $   (0.07)
                                                            ========= =========
Weighted average shares outstanding........................    48,460    46,843
Dilutive effect of:
  Stock options............................................     6,363       --
  Warrants.................................................       432       --
                                                            --------- ---------
Weighted average shares outstanding, assuming dilution.....    55,255    46,843
                                                            ========= =========


           See Notes to Condensed Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
Cash flows from operating activities:
  Net income (loss)....................................... $  14,126   $(3,221)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization.........................     1,155       897
    Deferred income taxes.................................     2,261     1,778
    Amortization of unearned compensation.................       --        209
    Tax benefit associated with stock options.............     1,200       --
    Changes in assets and liabilities.....................    (3,393)   10,275
                                                           ---------  --------
        Net cash provided by operating activities.........    15,349     9,938
                                                           ---------  --------
Cash flows from investing activities:
  Net maturities of marketable securities.................     4,343    30,834
  Additions to property and equipment.....................       (70)     (200)
  Additions to intangible assets..........................      (284)   (1,762)
                                                           ---------  --------
        Net cash provided by investing activities.........     3,989    28,872
                                                           ---------  --------
Cash flows from financing activities--proceeds from
 exercise of stock options................................     2,804       683
                                                           ---------  --------
Effect of exchange rate changes on cash and cash
 equivalents..............................................       (53)      (15)
                                                           ---------  --------
Net increase in cash and cash equivalents.................    22,089    39,478
Cash and cash equivalents at beginning of period..........   153,517    59,909
                                                           ---------  --------
Cash and cash equivalents at end of period................ $ 175,606  $ 99,387
                                                           =========  ========


           See Notes to Condensed Consolidated Financial Statements.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

  The Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

  The Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1999.

(2) EARNINGS (LOSS) PER SHARE

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128") during fiscal year 1998 and has restated earnings (loss) per share information for all periods presented to conform to the requirements of SFAS No. 128. Basic earnings
(loss) per share is computed using the weighted average number of Ordinary Shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of stock options and warrants using the treasury stock method. Stock options and warrants to purchase 7.4 million and 1.8 million Ordinary Shares, respectively, were outstanding at June 30, 1997, but were not included in the computation of diluted earnings (loss) per share for the quarter ended June 30, 1997, because the Company had a net loss in that period and therefore, the effect would be antidilutive.

(3) COMPREHENSIVE INCOME (LOSS)

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") as of the first quarter of fiscal year 1999. SFAS No. 130 establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements, however it has no impact on the Company's net income or shareholders' equity. The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                               THREE MONTHS
                                                              ENDED JUNE 30,
                                                              ----------------
                                                               1998     1997
                                                              -------  -------
     Net income (loss)....................................... $14,126  $(3,221)
     Change in cumulative translation adjustments............     (53)     (15)
                                                              -------  -------
     Comprehensive income (loss)............................. $14,073  $(3,236)
                                                              =======  =======

  Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of cumulative translation adjustments.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

  In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The statement provides guidance on when costs incurred for internal use computer software are to be capitalized, and on accounting for the proceeds of computer software originally developed or obtained for internal use subsequently marketed and sold to the public. It identifies the characteristics of internal use software and states that internal costs incurred for upgrades and enhancements should be expensed during the preliminary project stage. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company believes that adoption of this standard will not have a significant effect on its consolidated results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Certain Factors Affecting Business, Operating Results and Financial Condition" section of the Company's Annual Report on Form 10-K for the year ended March 31, 1998, as well as the "Certain Factors Affecting Business, Operating Results and Financial Condition" section contained in this report which identify those important risk factors which could cause actual results to differ from those contained in the forward-looking statements.

OVERVIEW

  The Company develops, markets and licenses proprietary technologies and systems that simplify and enhance consumers' interaction with electronics products and other platforms that deliver video, programming information and other data. The Company seeks to have its technologies widely licensed, incorporated and accepted as the technologies and systems of choice by consumer electronics manufacturers; service providers such as owners or operators of cable systems, telephone networks, Internet service providers, direct broadcast satellite providers, wireless systems and other multi-channel video programming distributors; software developers; and consumers.

  The Company's first proprietary system, VCR Plus+, was introduced in 1990 and is widely accepted as a de facto industry standard for programming VCRs and is currently incorporated into virtually every major brand of VCR sold worldwide. VCR Plus+ enables consumers to record a television program by simply entering a PlusCode Number (a proprietary one to eight digit number) into a VCR or television equipped with the VCR Plus+ technology. PlusCode Numbers are printed next to television program listings in over 1,800 publications worldwide, with a combined circulation of over 330 million.

  The Company has also developed and acquired a large portfolio of technologies and intellectual property necessary to implement interactive program guides (the "Gemstar Guide Technology"), which enable consumers to navigate through, sort, select and record television programming. The Gemstar Guide Technology has been licensed for, or incorporated into, televisions, VCRs, TV-VCR combination units, cable set top boxes, integrated satellite receiver decoders, personal computers, PCTVs and Internet appliances. The Company believes that with the increase in programming content and number of accessible channels, the Gemstar Guide Technology will become an increasingly important tool for assisting consumers in sorting, selecting, and recording television programming. The Company further believes that its interactive program guides will provide an attractive vehicle for the delivery of advertising and other content to consumers.

  The Company generates revenues through licensing of its technologies and intellectual property to consumer electronics manufacturers, service providers, software developers, microchip makers and Internet appliance manufacturers, as well as to newspapers and television guide publishers through a combination of up front, non-refundable license payments and per unit license fees. Revenues from up front license fees are recognized ratably over the term of the particular license and revenues from on-going per unit license fees are recognized when payments are due, and generally, when payments are actually received from licensee. In addition, the Company is pursuing a recurring revenue model for its Gemstar Guide Technology wherein the Company would receive revenues from the sale of advertising and promotion displayed on the guides, from sponsorship of guide pages and from data services and interactive transactions accessed through the guide, however, to date, the Company has not derived any revenue from such model.

  The Company believes that successful implementation of its technology into a broad range of platforms requires the Company to coordinate the activities of companies in many industries. Accordingly, the Company seeks long-term relationships with a broad range of consumer electronics and other manufactures, television broadcasters, cable companies and software developers. The Company has entered into three strategic relationships to cover multiple interactive program guide platforms. In November 1997, the Company signed a multi-year agreement with Thomson Consumer Electronics, Inc. ("Thomson"), the United States' largest manufacturer and marketer of television receivers and related video products which Thomson sells under the RCA, ProScan and GE brand names. Pursuant to the agreement, the Company granted Thomson a multi-year, multi-million dollar license of the Gemstar Guide Technology and the parties agreed to cooperate in establishing the Gemstar Guide Technology as the industry standard in North and South America and to explore further opportunities presented by the interactive program guide platform primarily in the area of consumer electronics. In January 1998, the Company entered into a cross-licensing agreement with Microsoft Corporation ("Microsoft") pursuant to which Microsoft agreed to license the Gemstar Guide Technology as part of its TV Viewer feature in the Windows 98 operating system and in all Microsoft products worldwide that incorporate interactive program guides. In July 1998, the Company announced an agreement with Microsoft which provides for closer cooperation in areas of technical, marketing and advertising sales related to interactive program guides. Also in July 1998, the Company concluded a multi-element strategic agreement with NBC which provides for data carriage for the Company's interactive program guide, support for a new brand of service to be made available on the Company's GUIDE Plus+ Gold product, an investment by NBC in a Gemstar-controlled subsidiary aimed at exploring advertising opportunities, and NBC becoming a charter advertiser on the Company's interactive program guide.

  The Company's licensees include Aiwa, Akai, Cox, Daewoo, Funai, GTE, Hitachi, Hughes Network Systems, JVC, LG Electronics (Goldstar), Matsushita (Panasonic, Quasar), MediaOne, Microsoft, Mitsubishi, Orion, Philips (Magnavox, Philips), Samsung, Sanyo, Scientific-Atlanta, Sharp, Shintom, Sony, Southern New England Telephone, Thomson (GE, Proscan, RCA), Time Warner, Toshiba, Uniden and Zenith.

RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

  Revenues for the quarter ended June 30, 1998 were $33.9 million, an increase of 32% when compared with revenues for the year-ago period of $25.6 million. This increase was due primarily to the continued growth in worldwide licensing income from the Company's proprietary technologies and intellectual properties in the interactive program guide and VCR Plus+ fields.

  Total operating expenses for the quarter ended June 30, 1998 were $16.0 million, comprised of selling and marketing expenses of $7.7 million, research and development expenses of $3.4 million and general and administrative expenses of $4.9 million. Compared with the year-ago period, excluding the one-time merger costs, total operating expenses for the current quarter increased 3%. The increase in operating expenses was more than offset by the increase in revenues, resulting in an increase in operating margins to 53% for the quarter ended June 30, 1998.

  As a result of the acquisition of StarSight Telecast, Inc., the Company recorded merger related costs totaling $11.7 million in the quarter ended June 30, 1997. These costs were comprised of fees for financial advisors, attorneys and accountants; severance and other transaction costs.

  Income tax expense was $5.8 million for the quarter ended June 30, 1998 and $3.1 million for the year-ago period. The Company's effective tax rate was 29% for the current quarter. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from year to year.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1998, the Company had cash and cash equivalents totaling $175.6 million. Net cash provided by operating activities was $15.3 million and $9.9 million for the three months ended June 30, 1998 and 1997, respectively. The increase in net cash provided by operating activities was primarily the result of increased earnings and the timing of payments. Net cash provided by investing activities was $4.0 million for the quarter ended June 30, 1998, comprised of proceeds from net maturities of marketable securities of $4.3 million offset by additions to property and equipment and intangible assets of $354,000. Net cash provided by financing activities was $2.8 million for the quarter ended June 30, 1998, comprised of proceeds from stock option exercises.

  The Company does not have any material commitments for capital expenditures. However, the Company expects to incur significant marketing expenditures to launch new systems and to market new services and expects to incur significant research and development, and general and administrative expenses relating to these new systems and services over the next few years.

  The Company believes that the anticipated cash flows from operations, and existing cash and cash equivalents balances, will be sufficient to satisfy its expected working capital and capital expenditure requirements in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

  Recent accounting pronouncements are discussed in the Notes to Condensed Consolidated Financial Statements.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

  The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. This report on Form 10-Q should be read in conjunction with the "Certain Factors Affecting Business, Operating Results and Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contained in the Annual Report on Form 10-K.

  Dependence on Single Product Category: Uncertainty of Acceptance of New Products; Rapid Technological Change. Until fiscal year 1997, the Company's historical revenues have been primarily derived from license fees for its VCR Plus+ technology, consisting of per unit license fees from VCR and television manufacturers, and to a lesser extent, license fees for PlusCode Number publication rights from newspapers and other publications. While VCR Plus+ license fees have increased significantly in each year since the Company's inception, future growth of revenues derived from VCR Plus+ may be limited by the fact that virtually all major VCR and television manufacturers have licensed the VCR Plus+ technology, and the fact that the Company has already expanded into most major markets worldwide. Any further growth in VCR Plus+ license revenues will come only from further penetration of increasingly saturated markets. Accordingly, the Company's future success depends to a significant extent upon its ability to develop, market and license emerging and new products and services, including the Gemstar Guide Technology and the Company's interactive program guide systems. The Company has only a limited history on which to base an evaluation of its interactive program guide business and prospects. The market for the consumer electronics products such as interactive program guides is characterized by rapidly changing technologies, short product life cycles, the frequent introduction of new products and evolving industry standards. Moreover, consumer demand for new product categories such as interactive program guides is inherently uncertain. There can be no assurance that the Company will successfully develop, market and license the Gemstar Guide Technology and the Company's interactive program guide systems, that the Company will ever achieve significant revenues or operating income from its interactive program guide business or, if significant revenues are achieved, that they can be sustained. The failure of the Company's interactive program guides to be accepted by consumers could have a material adverse effect on the Company's business prospects, financial condition and results of operations.

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

  Risks Associated with Strategic Relationships. Part of the Company's business strategy is to enter into strategic or other similar collaborative relationships with consumer electronics manufacturers, service providers, software developers and other partners in order to offer products and services to a larger customer base than could be reached through the Company's own sales and marketing efforts. For instance, the Company has recently entered into certain strategic relationships relating to the Gemstar Guide Technology, including a multi-year agreement with Thomson, a cross-licensing agreement with Microsoft for inclusion of the Gemstar Guide Technology in specified Microsoft products and a multi-element agreement with NBC. The Company believes that such strategic relationships can accelerate the market penetration of the Company's products and technologies while limiting the Company's sales and marketing costs. However, there can be no assurance that the Company will be able to expand or maintain its existing strategic relationships or establish new strategic relationships on commercially reasonable terms, if at all. If the Company is unable to maintain its existing strategic relationships, or to establish similar strategic relationships with respect to future products and services, it will be required to devote substantially more resources to the distribution, sale and marketing of its products and services. Any future inability of the Company to maintain its strategic relationships or to enter into additional strategic relationships, or the failure of one or more of the Company's strategic relationships to result in the development and maintenance of a market for the Company's products and services, could have a material adverse effect on the Company's business, operating results and financial condition.

  Seasonality and Variability of Results. The Company experiences variability in its revenues and operating results on a quarterly basis as a result of many factors. Most importantly, as consumer electronics manufacturers have incorporated the Company's systems into an increasing numbers of products and models, the Company's license revenues have displayed a seasonality typical of the operating results of consumer electronics manufacturers. Shipments by manufacturers of consumer electronics devices tend to be higher in the third and fourth calendar quarters, or the Company's second and third fiscal quarters. However, because the Company generally receives license revenues within 90 days after the end of the quarter in which the consumer electronics devices incorporating its technology are shipped, licensing revenues are typically higher during the Company's third and fourth fiscal quarters. In addition, manufacturers' shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. As a result, the Company may experience variability in its quarterly license revenues, affecting period to period comparability and performance. The Company's license revenues are also affected by the volume of shipments by manufacturers. The Company's license agreements provide for volume discounts based on the shipment volume in each year by a given manufacturer, which can lower the average per unit license fee for a manufacturer over the course of a year. The Company anticipates that its revenues and operating results will also be affected by the timing of market introductions and market acceptance of new systems. There can be no assurance, however, that future systems developed by the Company, including the Company's interactive program guides, will ever result in significant revenues or profits. Further, if new systems achieve market acceptance, the timing of manufacturers' implementation and shipments is uncertain and may result in greater variability of the Company's quarterly and annual operating results.

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

  "Year 2000" Compliance. The Company is aware of and addressing issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to
00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial and other transactions worldwide. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

  The Company's financial information systems are believed to be "Year 2000" compliant. The Company will be analyzing its remaining computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. Management has not yet determined the cost related to achieving "Year 2000" compliance.

                           PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  2.1**   Parent Significant Shareholder Agreement, dated as of December 23,
           1996, by and among StarSight Telecast, Inc., a California
           corporation, and certain significant shareholders of Gemstar
           International Group Limited.
  2.2**   Agreement and Plan of Merger, dated as of December 23, 1996, by and among Gemstar International Group Limited, a British Virgin Islands
           corporation, StarSight Telecast, Inc., a California corporation, and
           G/S Acquisition Subsidiary, a California corporation.
  3.1*    Amended and Restated Memorandum of Association of the Company.
  3.2*    Amended and Restated Articles of Association of the Company.
 10.1*    Patent Assignment Agreement, dated as of March 15, 1994, between
           Gemstar Development Corporation and Roy J. Mankovitz. (Confidential
           treatment requested).
 10.2*    Contract Engineering Agreement (undated) between Hilite, Inc. and
           Gemstar Development Corporation. (Confidential treatment requested).
 10.3*    Contract Engineering Agreement (undated) between Hilite, Inc. and
           Gemstar Holdings Limited. (Confidential treatment requested).
 10.4*    Contract Engineering Agreement (undated) between Hilite, Inc. and
           Index Systems, Inc. (Confidential treatment requested).
 10.5*    Form of Option Exercise and Assignment Agreement, dated March 16,
           1994, between Gemstar Development Corporation and each of Henry C.
           Yuen, Wilson K.C. Cho and Daniel S.W. Kwoh.
 10.6(a)* Exclusive Representation Agreement, dated July 30, 1990, between
           Gemstar Development Corporation and United Feature Syndicate, Inc.
           (Confidential treatment requested).
 10.6(b)* Exclusive Representation Agreement, dated May 20, 1991, between
           Gemstar Development Corporation and United Feature Syndicate, Inc.,
           together with First Amendment to Exclusive Representation Agreement, dated March 4, 1994 (Confidential treatment requested).
 10.6(c)* Exclusive Representation Agreement, dated March 21, 1994 between
           Gemstar Development Corporation and United Feature Syndicate, Inc.
           (Confidential treatment requested).
 10.7*    Registration Rights Agreement, dated August 16, 1995, between Gemstar
           International Group Limited and the Shareholders of E Guide, Inc.
 10.8**   Company Significant Shareholder Agreement, dated as of December 23,
           1996, by and among Gemstar International Group Limited, a British
           Virgin Islands corporation, and certain significant shareholders of
           StarSight Telecast, Inc.
 10.9**   Company Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and
           Gemstar International Group Limited, a British Virgin Islands
           corporation.
 10.10**  Parent Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and
           Gemstar International Group Limited, a British Virgin Islands
           corporation.
 10.11*** TDN, Inc., Stockholders Agreement, dated as of October 31, 1997, by and among TDN, Inc., a Delaware corporation, Gemstar Marketing,
           Inc., a California corporation, and Thomson Consumer Electronics,
           Inc., a Delaware corporation.

 10.12***   Cost and Reimbursement Support Agreement, dated as of October 31,
             1997, by and among TDN, Inc., a Delaware corporation, and Gemstar
             International Group Limited.
 10.13***   Definitive Agreement, dated as of January 9, 1998, by and among
             Gemstar International Group Limited, StarSight Telecast, Inc., a
             California corporation, and Microsoft Corporation, a Washington corporation.
 10.14***   Rescission Agreement, dated as of January 9, 1998, by and between
             StarSight Telecast, Inc., a California corporation and Microsoft
             Corporation, a Washington corporation.
 10.15****  Joint Venture Formation and Stockholders Agreement, dated as of
             January 19, 1998, by and among United Video Satellite Group, Inc., a Delaware corporation, Prevue Ventures, Inc., a Delaware
             corporation, Gemstar International Group Limited, a British Virgin
             Islands corporation, G-Sub Corporation, a Delaware corporation and effective as of the closing, Interactive Prevue Guide, Inc., a
             Delaware corporation.
 10.16****  Warrant Agreement, dated as of January 19, 1998, by and among
             Gemstar International Group Limited, a British Virgin Islands
             corporation, United Video Satellite Group, Inc., a Delaware corporation, and TCI Ventures Group, LLC, a Delaware limited liability company.
 27******   Financial Data Schedule.
 99.1*      1994 Stock Incentive Plan, as amended.
 99.2*      Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Henry C. Yuen, as amended.
             (Confidential treatment requested).
 99.3*      Employment Agreement, dated August 1995, between Gemstar
             International Group Limited and Thomas L.H. Lau.
 99.4*      Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Daniel S.W. Kwoh, as amended.
             (Confidential treatment requested).
 99.5*      Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Roy J. Mankovitz, as amended.
             (Confidential treatment requested).
 99.6*      Employment Agreement, dated August 16, 1995, between Pros
             Technology Limited and Wilson K.C. Cho. (Confidential treatment requested).
 99.7*      Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Elsie Ma Leung, as amended.
 99.8*      Employment Agreement, dated April 1, 1994, between Gemstar
             Development Corporation and Larry Goldberg, as amended.
 99.9*      Amendment to Subsection 1.4(a) of 1994 Stock Incentive Plan, as
             amended.
 99.10***** Amendment to 1994 Stock Incentive Plan, as amended, adopted on
             March 12, 1998.
 99.11***** Amended and Restated Employment Agreement, effective as of January
             7, 1998, among Gemstar International Group Limited, Gemstar
             Development Corporation and Henry C. Yuen.
 99.12***** Amended and Restated Employment Agreement, dated as of March 31,
             1998, among Gemstar International Group Limited, Gemstar
             Development Corporation and Elsie Leung.

--------
     * Previously filed as part of Form F-1 Registration Statement of the Company (33-79016), which was declared effective on October 10, 1995, and incorporated herein by reference.

    ** Previously filed as part of Form F-4 Registration Statement of the Company (333-6790), which was declared effective on April 15, 1997, and incorporated herein by reference.

   *** Previously filed as part of Form 8-K dated January 12, 1998, as amended on June 11, 1998, and incorporated herein by reference. Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment granted by the Securities and Exchange Commission.

  **** Previously filed as part of Form 8-K dated February 6, 1998, as amended on June 11, 1998, and incorporated herein by reference. Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment granted by the Securities and Exchange Commission.

 ***** Previously filed as part of Form 10-K for the fiscal year ended March
       31, 1998, and incorporated herein by reference. Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission.

****** Filed herewith.

  (b) Reports on Form 8-K

  (1) The Company filed a report on Form 8-K/A, dated June 11, 1998, amending its report on Form 8-K, dated January 12, 1998.

  (2) The Company filed a report on Form 8-K/A, dated June 11, 1998, amending its report on Form 8-K, dated February 6, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Gemstar International Group Limited
                                           (Registrant)

                                                   /s/ Elsie Leung
                                          By: _________________________________
                                                       Elsie Leung
                                                 Chief Financial Officer

Date: August 14, 1998