Form 10-Q
period 1998-09-30
GEMSTAR INTERNATIONAL GROUP LTD
filed 1998-11-16
CIK 923282

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                         COMMISSION FILE NUMBER 0-26878
                         -----------------------------

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


  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]   NO [  ]

  As of September 30, 1998, there were outstanding 48,886,000 shares of the Registrants' Ordinary Shares, par value $0.01 per share.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                                     INDEX

                                                                                                         PAGE
                                                                                                        ------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets--September 30, 1998 and March 31, 1998..............        1

         Condensed Consolidated Statements of Operations--Three and Six Months Ended
         September 30, 1998 and 1997...............................................................        2

         Condensed Consolidated Statements of Cash Flows--Six Months Ended September 30,
         1998 and 1997.............................................................................        3

         Notes to Condensed Consolidated Financial Statements......................................        4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....        5

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................        8

Item 6.  Exhibits and Reports on Form 8-K..........................................................        9

         SIGNATURES................................................................................       12

                         PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        SEPTEMBER 30,     MARCH 31,
                                                            1998            1998
                                                        -------------   -------------
                                                         (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................       $184,203        $153,517
  Marketable securities..............................          3,900           4,343
  Prepaid expenses and other current assets..........          9,290           5,580
                                                            --------        --------
     Total current assets............................        197,393         163,440
Property and equipment, net..........................          3,065           3,769
Intangible assets, net...............................         15,835          16,543
Other assets.........................................          2,315           2,326
                                                            --------        --------
                                                            $218,608        $186,078
                                                            ========        ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses..............       $ 30,173        $ 29,766
  Current portion of deferred revenue................         25,141          23,228
                                                            --------        --------
     Total current liabilities.......................         55,314          52,994
Deferred revenue, less current portion...............          4,719          14,877
Deferred income taxes................................         17,722          13,664
Other liabilities....................................          1,464           1,061
Shareholders' equity:
  Ordinary Shares and additional paid-in capital.....        209,822         197,695
  Accumulated deficit................................        (65,636)        (94,081)
  Accumulated other comprehensive loss...............           (254)           (132)
  Treasury stock, at cost............................         (4,543)             --
                                                            --------        --------
     Net shareholders' equity........................        139,389         103,482
                                                            --------        --------
                                                            $218,608        $186,078
                                                            ========        ========

           See Notes to Condensed Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  -------------                   -------------
                                                                1998         1997               1998         1997
                                                             ----------   ----------         ----------   ----------
Revenues..................................................      $37,032      $27,677            $70,931      $53,302
Operating costs and expenses:
  Selling and marketing...................................        8,018        7,576             15,715       15,019
  Research and development................................        3,511        3,124              6,892        6,621
  General and administrative..............................        5,743        4,239             10,688        8,829
  Nonrecurring expenses...................................        1,851           --              1,851       11,713
                                                                -------      -------            -------      -------
Operating income..........................................       17,909       12,738             35,785       11,120
Other income, net.........................................        2,258        1,540              4,276        3,086
                                                                -------      -------            -------      -------
Income before income taxes................................       20,167       14,278             40,061       14,206
Income taxes..............................................        5,848        3,855             11,616        7,004
                                                                -------      -------            -------      -------
Net income................................................      $14,319      $10,423            $28,445      $ 7,202
                                                                =======      =======            =======      =======

Basic earnings per share..................................        $0.29        $0.22              $0.59        $0.15
                                                                =======      =======            =======      =======
Diluted earnings per share................................        $0.26        $0.21              $0.51        $0.15
                                                                =======      =======            =======      =======

Weighted average shares outstanding.......................       48,750       47,308             48,605       47,076
Dilutive effect of:
  Stock options...........................................        6,309        2,167              6,336        1,901
  Warrants................................................          422          316                427          281
                                                                -------      -------            -------      -------
Weighted average shares outstanding, assuming dilution....       55,481       49,791             55,368       49,258
                                                                =======      =======            =======      =======

           See Notes to Condensed Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                        ----------------
                                                                                      1998             1997
                                                                                 --------------   --------------
Cash flows from operating activities:
  Net income..................................................................        $ 28,445         $  7,202
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization............................................           2,305            1,795
     Deferred income taxes....................................................           4,058            4,371
     Amortization of unearned compensation....................................              --              268
     Tax benefit associated with stock options................................           4,100               --
     Changes in assets and liabilities........................................         (11,134)           9,449
                                                                                      --------         --------
           Net cash provided by operating activities..........................          27,774           23,085
                                                                                      --------         --------
Cash flows from investing activities:
  Net maturities of marketable securities.....................................             443           23,919
  Additions to property and equipment.........................................            (201)            (442)
  Additions to intangible assets..............................................            (692)          (2,585)
                                                                                      --------         --------
           Net cash provided by (used in) investing activities................            (450)          20,892
                                                                                      --------         --------
Cash flows from financing activities:
  Proceeds from exercise of stock options.....................................           8,027           13,709
  Purchases of treasury stock.................................................          (4,543)              --
                                                                                      --------         --------
           Net cash provided by financing activities..........................           3,484           13,709
                                                                                      --------         --------
Effect of exchange rate changes on cash and cash equivalents..................            (122)              --
                                                                                      --------         --------
Net increase in cash and cash equivalents.....................................          30,686           57,686
Cash and cash equivalents at beginning of period..............................         153,517           59,909
                                                                                      --------         --------
Cash and cash equivalents at end of period....................................        $184,203         $117,595
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

  The Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1999.


(2)   EARNINGS PER SHARE

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128") during fiscal year 1998 and has restated earnings per share information for all periods presented to conform to the requirements of SFAS No. 128. Basic earnings per share is computed using the weighted average number of Ordinary Shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and warrants using the treasury stock method.


(3)   COMPREHENSIVE INCOME

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") as of the first quarter of fiscal year 1999. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements, however it has no impact on the Company's net income or shareholders' equity. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                                   ------------------                    -----------------
                                                                   1998            1997                 1998            1997
                                                               -------------   ------------         -------------   ------------
     Net income...........................................        $14,319         $10,423              $28,445          $7,202
     Change in cumulative translation adjustments.........            (69)             15                 (122)             --
                                                                  -------         -------              -------          ------
     Comprehensive income.................................        $14,250         $10,438              $28,323          $7,202
                                                                  =======         =======              =======          ======

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

  The Company generates revenues through licensing of its technologies and intellectual property to consumer electronics manufacturers, service providers, software developers, microchip makers and Internet appliance manufacturers, as well as to newspapers and television guide publishers through a combination of up front, non-refundable license payments and per unit license fees. Revenues from up front license fees are recognized ratably over the term of the particular license and revenues from on-going per unit license fees are recognized when payments are due, and generally, when payments are actually received from licensees. The Company is pursuing an additional revenue model for its Gemstar Guide Technology wherein the Company would receive revenues from the sale of advertising and promotion displayed on the guides, from sponsorship of guide pages and from data services and interactive transactions accessed through the guide, however, to date, the Company has not derived any revenue from such model.

  The Company believes that successful implementation of its technology into a broad range of platforms requires the Company to coordinate the activities of companies in many industries. Accordingly, the Company seeks long-term relationships with a broad range of consumer electronics and other manufacturers, television broadcasters, cable companies and software developers.

RESULTS OF OPERATIONS

  Revenues for the quarter ended September 30, 1998 were $37 million, an increase of 34% when compared with revenues for the year-ago period of $27.7 million. Revenues for the six months ended September 30, 1998 were $70.9 million, an increase of 33% when compared with revenues for the year-ago period of $53.3 million. The increase in revenues was due primarily to the continued growth in worldwide licensing income from the Company's proprietary technologies and intellectual property in the interactive program guide and VCR Plus+ fields.

  Total operating expenses, excluding nonrecurring expenses, for the quarter ended September 30, 1998 were $17.3 million, comprised of selling and marketing expenses of $8 million, research and development expenses of $3.5 million, and general and administrative expenses of $5.7 million. Compared with the year-ago period, total operating expenses, excluding nonrecurring expenses, for the current quarter increased 16%. Total operating expenses, excluding nonrecurring expenses, for the six months ended September 30, 1998 were $33.3 million, comprised of selling and marketing expenses of $15.7 million, research and development expenses of $6.9 million, and general and administrative expenses of $10.7 million. Compared with the year-ago period, total operating expenses, excluding nonrecurring expenses, for the six months ended September 30, 1998 increased 9%. Operating margins, excluding nonrecurring expenses, increased to 53% for the six months ended September 30, 1998, from 43% for the year-ago period.

  The Company recorded nonrecurring expenses totaling $1.9 million in the quarter ended September 30, 1998, related to the Company's defense against the takeover attempt by United Video Satellite Group, Inc. These expenses were comprised primarily of fees for financial advisors and attorneys. As a result of the acquisition of StarSight Telecast, Inc., the Company recorded merger related costs totaling $11.7 million in the quarter ended June 30, 1997. These costs were comprised of fees for financial advisors, attorneys and accountants; severance and other transaction costs.

  Income taxes were $5.8 million for the quarter ended September 30, 1998 and $3.9 million for the year-ago period. Income taxes were $11.6 million for the six months ended September 30, 1998 and $7 million for the year-ago period. The Company's effective tax rate was 29% for the current quarter and the six months ended September 30, 1998. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from year to year.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1998, the Company had cash and cash equivalents and short-term marketable securities totaling $188.1 million. Net cash provided by operating activities was $27.8 million and $23.1 million for the six months ended September 30, 1998 and 1997, respectively. The increase in net cash provided by operating activities was primarily the result of increased earnings and the timing of payments. Net cash used in investing activities was $450,000 for the six months ended September 30, 1998, comprised of proceeds from net maturities of marketable securities of $443,000 offset by additions to property and equipment and intangible assets of $893,000. Net cash provided by financing activities was $3.5 million for the six months ended September 30, 1998, comprised of proceeds from stock option exercises of $8 million offset by purchases of treasury stock of $4.5 million.

  The Company does not have any material commitments for capital expenditures. The Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital and capital expenditure requirements in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

  Recent accounting pronouncements are discussed in the Notes to Condensed Consolidated Financial Statements.

YEAR 2000 COMPLIANCE

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with compliance.

  Although the Company believes that its systems and products are Year 2000 compliant in all material respects, there can be no assurance that the Company's current systems and products do not contain undetected errors or defects with Year 2000 date functions that could result in a material adverse effect on the Company's business, results of operations and financial condition.

  Although the Company is not aware of any material operational issues or costs associated with its internal systems for the Year 2000, there can be no assurances that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.

  The Company's proprietary technologies and systems are licensed and incorporated by third parties, such as consumer electronics manufacturers, service providers and software developers into electronics products and platforms that deliver video, programming information and other data. Failure of such third party products, software or content to operate properly with regard to the Year 2000 could require the Company to incur unanticipated expenses to remedy any problems. There can be no assurance that the systems of other companies on which the Company's products may rely will be Year 2000 compliant or that such failure by other companies to become Year 2000 compliant would not have an adverse effect on the Company's business, results of operations and financial condition. In addition, the Company utilizes third party equipment, software and content that may not be Year 2000 compliant. Failure of such third party equipment, software or content to operate properly with regard to the Year 2000 and thereafter, could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report on Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the statement that the Company believes that with the increase in programming content and number of accessible channels, the Gemstar Guide Technology will become an increasingly important tool for assisting consumers in sorting, selecting, and recording television programming; the statement that the Company believes that its interactive program guides will provide an attractive vehicle for the delivery of advertising and other content to consumers; the statement that the Company believes that successful implementation of its technology into a broad range of platforms requires the Company to coordinate the activities of companies in many industries; and the statement that the Company's systems and products are believed to be Year 2000 compliant in all material respects. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to in the "Certain Factors Affecting Business, Operating Results and Financial Condition" section of the Company's Annual Report on Form 10-K for the year ended March 31, 1998. This report on Form 10-Q should be read in conjunction with the "Certain Factors Affecting Business, Operating Results and Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contained in the Annual Report on Form 10-K.

                          PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  In October 1993, United Video Satellite Group, Inc. ("United Video") and its Tracker, Inc. subsidiary brought suit against StarSight, a now wholly owned subsidiary of the Company, in the United States District Court for the Northern District of Oklahoma, seeking a declaratory judgment that its interactive program guide products do not infringe certain of StarSight's patents. StarSight counterclaimed charging infringement of one of the patents. Through subsequent procedural motions, the lawsuit expanded to include a total of ten patents to which StarSight has rights and to federal antitrust claims. The Court has deferred consideration of all of the other claims and counterclaims pending the resolution of the infringement, validity and enforceability issues of one of the patents. A phased bench trial began on May 8, 1996, with United Video essentially presenting its case in chief on the validity and enforceability issues related to this patent. In subsequent proceedings, StarSight presented witnesses relating to the validity, enforceability and infringement of this patent. To date there has been no ruling from the Court on this issue. Closing arguments with respect to this patent were heard by the Court on November 12, 1998.

  On May 17, 1997, StarSight filed a Demand for Arbitration with the American Arbitration Association in San Francisco, California, and by such action commenced an arbitration action against General Instrument, Inc. ("GI"). The claims in the arbitration center upon GI's alleged delay in deploying StarSight-capable set-top boxes, and GI's development of a competing interactive program guide which allegedly uses StarSight patented technology, confidential information and technical information in violation of a License and Technical Assistance Agreement executed by the parties on October 1, 1992. The arbitration is scheduled to commence on March 22, 1999 in San Francisco, California.

  The Company's report on Form 10-K for the year ended March 31, 1998, described an arbitration proceeding between StarSight and TV Data Technologies, Inc. ("TV Data"). Effective August 30, 1998, StarSight and TV Data settled the dispute. The settlement provides for a continuation of the business relationship between StarSight and TV Data but did not require the payment of any damages.

  On July 24, 1998, the Company, together with SuperGuide, Inc. and StarSight Telecast, Inc., filed a patent infringement action against Prevue Networks, Inc. and Telecommunications, Inc. in the United States District Court, Northern District of California, San Jose Division. The suit seeks damages and injunctive relief based upon the alleged infringement by the defendants of United States Patent Nos. 4,751,578 and 4,706,121. The defendants have moved to transfer the action to the United States District Court, Northern District of Oklahoma, and the motion is under submission.

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

3.1*****          Amended and Restated Memorandum of Association of the Company.

3.2*****          Amended and Restated Articles of Association of the Company.

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

99.6*             Employment Agreement, dated August 16, 1995, between Pros Technology Limited and Wilson
                  K.C. Cho. (Confidential treatment requested).

99.7*             Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and
                  Elsie Ma Leung, as amended.

99.8*             Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and
                  Larry Goldberg, as amended.

99.9*             Amendment to Subsection 1.4(a) of 1994 Stock Incentive Plan, as amended.

99.10****         Amendment to 1994 Stock Incentive Plan, as amended, adopted on March 12, 1998.

99.11****         Amended and Restated Employment Agreement, effective as of January 7, 1998, among Gemstar
                  International Group Limited, Gemstar Development Corporation and Henry C. Yuen.

99.12****         Amended and Restated Employment Agreement, dated as of March 31, 1998, among Gemstar
                  International Group Limited, Gemstar Development Corporation and Elsie Leung.

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

  **** Previously filed as part of Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference. Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission.

 ***** Previously filed as part of Form F-1 Registration Statement of the Company (33-79016), which was declared effective on October 10, 1995, and incorporated herein by reference. Further amendments were filed in connection with the Company's report on Form 8-K on July 13, 1998.

******  Filed herewith.

  (b) Reports on Form 8-K

(1) The Company filed a report on Form 8-K on July 13, 1998, related to the adoption of a shareholder rights plan, amendments to the Company's Amended and Restated Articles of Association and the Company's Amended and Restated Memorandum of Association, and a press release dated July 12, 1998 regarding the shareholder rights plan and the amendments to the Articles and Memorandum of Association.

(2) The Company filed a report on Form 8-K on August 20, 1998, related to a press release dated August 18, 1998 announcing that the Company's board of directors had authorized the repurchase by the Company of up to $100 million of its outstanding shares.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Gemstar International Group Limited
                                  (Registrant)


                                  By: /s/   Elsie Leung
                                      -------------------------------
                                            Elsie Leung
                                     Chief Financial Officer

Date: November 16, 1998