Form 10-K/A
period 1998-03-31
GEMSTAR INTERNATIONAL GROUP LTD
filed 1998-11-17
CIK 923282

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                             AMENDMENT NO. 1

                                    TO

                               FORM 10-K/A

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

  This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 is filed (i) to correct a typographical error contained in "Statement of Operations Data" which incorrectly reported that the Registrant had a net loss of $(38.707) (in thousands) for the year ended March 31, 1998, when instead the Registrant had net earnings of $38,707 (in thousands) for the year ended March 31, 1998; and (ii) to include additional detail regarding the terms of the Registrant's employment agreements with certain of its executive officers. Accordingly, each of Item 7 of Part II and
Item 11 of Part III of the Annual Report on Form 10-K for the fiscal year ended March 31, 1998 are amended, and in accordance with applicable Securities and Exchange Commission regulations, restated in their entirety as follows:

                                 PART II

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

                         STATEMENT OF OPERATIONS DATA
                                (IN THOUSANDS)

                                      AS REPORTED                PRO FORMA
                                 YEAR ENDED MARCH 31,      YEAR ENDED MARCH 31,
                               --------------------------- ---------------------
                                 1996     1997      1998      1996       1997
                               --------  -------  -------- ---------- ----------
                                                                (UNAUDITED)
Revenues.....................  $ 55,365  $82,997  $126,552 $   53,436 $   70,367
Operating costs and expenses:
  Selling and marketing......    68,923   45,924    30,993     15,496     20,661
  Research and development...    17,462   16,286    13,372      8,428     10,699
  General and administrative.    25,162   25,558    18,693      9,957     12,160
  Merger costs...............       --       --     11,713        --         --
                               --------  -------  -------- ---------- ----------
    Total operating costs and
     expenses................   111,547   87,768    74,771     33,881     43,520
                               --------  -------  -------- ---------- ----------
Earnings (loss from
 operations..................   (56,182)  (4,771)   51,781     19,555     26,847
Other income, net............     2,650    5,156     7,359      2,025      4,162
                               --------  -------  -------- ---------- ----------
Earnings (loss) before income
 tax expense.................   (53,532)     385    59,140     21,580     31,009
Income tax expense...........     5,497    8,369    20,433      5,497      8,369
                               --------  -------  -------- ---------- ----------
    Net earnings (loss)......  $(59,029) $(7,984) $ 38,707 $   16,083 $   22,640
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

                                 PART III

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF EXECUTIVE COMPENSATION

  The following table sets forth certain summary information concerning the compensation paid by the Company for fiscal years 1998, 1997 and 1996 to the Company's principal executive officer and the five other most highly compensated executive officers during the 1998 fiscal year (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                                        LONG TERM
                                                       COMPENSATION
                            ANNUAL COMPENSATION(2)(3)     AWARDS
                            -------------------------- ------------
                                                        SECURITIES   ALL OTHER
    NAME AND PRINCIPAL      FISCAL  SALARY    BONUS     UNDERLYING  COMPENSATION
       POSITIONS(1)          YEAR    ($)       ($)      OPTIONS(#)     ($)(4)
    ------------------      ------ -------- ---------- ------------ ------------
Thomas L. H. Lau...........  1998  $360,000 $      --         --      $   --
 Chairman of the Board       1997   360,000        --         --          --
                             1996   270,000        --     230,000         --

Henry C. Yuen..............  1998   888,800  1,611,200  4,162,725     493,912
 Chief Executive Officer     1997   648,000    518,400        --      495,681
  and President              1996   540,000    432,000  2,600,000     497,083

Elsie Ma Leung.............  1998   570,000    228,000  1,500,000       2,427
 Chief Operating Officer     1997   475,000    190,000        --        4,076
  and Chief Financial        1996   326,875    130,750    410,000         --
  Officer

Roy J. Mankovitz...........  1998   296,100    118,440    150,000       1,474
 Asst. Secretary, Corporate  1997   423,000    169,200        --        4,658
  Counsel--Intellectual      1996   352,500    141,000    372,500         --
  Property

Larry Goldberg.............  1998   388,800    155,520    300,000       2,248
 Secretary and Corporate     1997   324,000    129,600        --        4,427
  Counsel                    1996   270,000    108,000    372,500         --

Brian Klosterman(5)........  1998   240,000    120,000    340,930         255
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

  The New Yuen Agreement entitles Dr. Yuen to terminate the New Yuen Agreement within 90 days following a change of control (as defined below), in which event (1) he would be entitled to receive (a) a lump-sum payment equal to five times his then-current Base Salary, (b) for a period of 60 months following such termination, all other elements of his compensation provided under the New Yuen Agreement, (2) all unvested options granted to him pursuant to the New Yuen Agreement would immediately vest in full and would be exercisable for their full term and all previously granted vested options to acquire Ordinary Shares will remain fully exercisable for their full term. A "change of control" is defined as the occurrence of any of the following: (i) the acquisition (other than from the Company directly or from any Company shareholder who was, as of the effective date of the New Yuen Agreement, a 25% shareholder of the Company) by any person or entity of beneficial ownership of 25% or more of the Company's outstanding shares; (ii) the acquisition (other than from GDC directly or from any GDC shareholder who was, as of the effective date of the New Yuen Agreement, a 25% shareholder of GDC) by any person or entity of beneficial ownership of 25% or more of GDC's outstanding shares; (iii) during any period of two consecutive years, individuals who, at the beginning of such period, constituted the board of directors of the Company or GDC (together with any new directors whose election or appointment to such board of directors or whose nomination for election by the shareholders of the Company or GDC was approved by Dr. Yuen or by a vote of a majority of the directors then still in office who are either directors at the beginning of such period or whose election, appointment or nomination for election was previously so approved) cease for any reason to constitute a majority of the board of directors of the Company or GDC then in office; (iv) approval by the board of directors or a majority of the shareholders of either the Company or GDC of a merger, reorganization, combination or consolidation whereby the shareholders of either the Company or GDC immediately prior to such approval will not, immediately after consummation of such reorganization, merger, combination or consolidation own more than 50% of the voting stock of the surviving entity; or (v) a liquidation or dissolution of either the Company or GDC or the sale of all or substantially all of the assets of either the Company or GDC, unless the successor to the assets in any such liquidation, dissolution or sale, is the Company or any of its subsidiaries.

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

  The New Leung Agreement provides Ms. Leung the right to terminate the New Leung Agreement within 90 days following a change of control (defined substantially as defined above with respect to the New Yuen Agreement), in which event (1) she would be entitled to receive (a) a lump-sum payment equal to five times her then-current base salary, (b) for a period of 60 months following such termination, all other elements of her compensation provided under the New Leung Agreement, (2) all unvested options granted to her under the New Leung Agreement would immediately vest in full and would be exercisable for their full term and all previously granted vested options to acquire Ordinary Shares will remain fully exercisable for their full term.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements

  See Index to Financial Statements on page F-1.

  (a)(2) Exhibits

 EXHIBIT NO.                        DOCUMENT DESCRIPTION
 -----------                        --------------------
  2.1**      Parent Significant Shareholder Agreement, dated as of December 23,
             1996 by and among StarSight Telecast, Inc., a California
             corporation and certain significant shareholders of Gemstar
             International Group Limited.
  2.2**      Agreement and Plan of Merger dated as of December 23, 1996 by and among Gemstar International Group Limited, a British Virgin
             Islands corporation, StarSight Telecast, Inc., a California corporation, and G/S Acquisition Subsidiary, a California
             corporation).
  3.1******* Amended and Restated Memorandum of Association of the Company.
  3.2******* Amended and Restated Articles of Association of the Company.
 10.1*       Patent Assignment Agreement, dated as of March 15, 1994, between
             Gemstar Development Corporation and Roy J. Mankovitz.
             (Confidential treatment requested).
 10.2*       Contract Engineering Agreement (undated) between Hilite, Inc. and
             Gemstar Development Corporation. (Confidential treatment
             requested).
 10.3*       Contract Engineering Agreement (undated) between Hilite, Inc. and
             Gemstar Holdings Limited. (Confidential treatment requested).
 10.4*       Contract Engineering Agreement (undated) between Hilite, Inc. and
             Index Systems, Inc. (Confidential treatment requested).
 10.5*       Form of Option Exercise and Assignment Agreement, dated March 16,
             1994, between Gemstar Development Corporation and each of Henry C.
             Yuen, Wilson K. C. Cho and Daniel S. W. Kwoh.
 10.6(a)*    Exclusive Representation Agreement, dated July 30, 1990, between
             Gemstar Development Corporation and United Feature Syndicate, Inc.
             (Confidential treatment requested).
 10.6(b)*    Exclusive Representation Agreement, dated May 20, 1991, between
             Gemstar Development Corporation and United Feature Syndicate,
             Inc., together with First Amendment to Exclusive Representation
             Agreement, dated March 4, 1994. (Confidential treatment
             requested).
 10.6(c)*    Exclusive Representation Agreement, dated March 21, 1994, between
             Gemstar Development Corporation and United Feature Syndicate, Inc.
             (Confidential treatment requested).
 10.7*       Registration Rights Agreement, dated August 16, 1995, between
             Gemstar International Group Limited and the Shareholders of E
             Guide, Inc.
 10.8**      Company Significant Shareholder Agreement, dated as of December
             23, 1996, by and among Gemstar International Group Limited, a
             British Virgin Islands corporation, and certain significant shareholders of StarSight Telecast, Inc.
 10.9**      Company Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and
             Gemstar International Group Limited, a British Virgin Islands
             corporation.
 10.10**     Parent Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and
             Gemstar International Group Limited, a British Virgin Islands
             corporation (included as Appendix G to the Joint Proxy
             Statement/Prospectus).

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

  ***** Previously filed as part of Form 10-K for the year ended March 31, 1998, filed on June 30, 1998.

 ****** Certain information contained in this exhibit, which has been filed herewith, has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission.

******* Previously filed as part of Form F-1 Registration Statement of the Company (33-79016), which was declared effective on October 10, 1995, and incorporated herein by reference. Further amendments were filed in connection with the Company's report on Form 8-K on July 13, 1998.

  (b) Reports on Form 8-K

  (1) The January 12, 1998 Report on Form 8-K, as amended on June 11, 1998, is filed as part of and incorporated herein by reference into this Report.

  (2) February 6, 1998 Report on Form 8-K, as amended on June 11, 1998, is filed as part of and incorporated herein by reference into this Report.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on the 17th of November, 1998.

                                          GEMSTAR INTERNATIONAL GROUP LIMITED
                                            (Registrant)

                                          By: /s/ Henry C. Yuen
Dated November 17th, 1998                    __________________________________
                                             Henry C. Yuen
                                             Chief Executive Officer,
                                              President and Director
                                              (Principal Executive Officer)

                                          By: /s/ Elsie Ma Leung
Dated November 17th, 1998                    __________________________________
                                             Elsie Ma Leung
                                             Chief Financial Officer and
                                              Director (Principal Accounting
                                              Officer)

                                 EXHIBIT INDEX

 EXHIBIT NO.
 -----------
  2.1**      Parent Significant Shareholder Agreement, dated as of December 23,
             1996 by and among StarSight Telecast, Inc., a California
             corporation and certain significant shareholders of Gemstar
             International Group Limited.
  2.2**      Agreement and Plan of Merger dated as of December 23, 1996 by and among Gemstar International Group Limited, a British Virgin
             Islands corporation, StarSight Telecast, Inc., a California corporation, and G/S Acquisition Subsidiary, a California
             corporation).
  3.1******* Amended and Restated Memorandum of Association of the Company.
  3.2******* Amended and Restated Articles of Association of the Company.
 10.1*       Patent Assignment Agreement, dated as of March 15, 1994, between
             Gemstar Development Corporation and Roy J. Mankovitz.
             (Confidential treatment requested).
 10.2*       Contract Engineering Agreement (undated) between Hilite, Inc. and
             Gemstar Development Corporation. (Confidential treatment
             requested).
 10.3*       Contract Engineering Agreement (undated) between Hilite, Inc. and
             Gemstar Holdings Limited. (Confidential treatment requested).
 10.4*       Contract Engineering Agreement (undated) between Hilite, Inc. and
             Index Systems, Inc. (Confidential treatment requested).
 10.5*       Form of Option Exercise and Assignment Agreement, dated March 16,
             1994, between Gemstar Development Corporation and each of Henry C.
             Yuen, Wilson K. C. Cho and Daniel S. W. Kwoh.
 10.6(a)*    Exclusive Representation Agreement, dated July 30, 1990, between
             Gemstar Development Corporation and United Feature Syndicate, Inc.
             (Confidential treatment requested).
 10.6(b)*    Exclusive Representation Agreement, dated May 20, 1991, between
             Gemstar Development Corporation and United Feature Syndicate,
             Inc., together with First Amendment to Exclusive Representation
             Agreement, dated March 4, 1994. (Confidential treatment
             requested).
 10.6(c)*    Exclusive Representation Agreement, dated March 21, 1994, between
             Gemstar Development Corporation and United Feature Syndicate, Inc.
             (Confidential treatment requested).
 10.7*       Registration Rights Agreement, dated August 16, 1995, between
             Gemstar International Group Limited and the Shareholders of E
             Guide, Inc.
 10.8**      Company Significant Shareholder Agreement, dated as of December
             23, 1996, by and among Gemstar International Group Limited, a
             British Virgin Islands corporation, and certain significant shareholders of StarSight Telecast, Inc.
 10.9**      Company Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and
             Gemstar International Group Limited, a British Virgin Islands
             corporation.
 10.10**     Parent Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and
             Gemstar International Group Limited, a British Virgin Islands
             corporation (included as Appendix G to the Joint Proxy
             Statement/Prospectus).
 10.11***    TDN, Inc., Stockholders Agreement, dated as of October 31, 1997, by and among TDN, Inc., a Delaware corporation, Gemstar Marketing,
             Inc., a California corporation, and Thomson Consumer Electronics,
             Inc., a Delaware corporation.
 10.12***    Cost and Reimbursement Support Agreement, dated as of October 31,
             1997, by and among TDN, Inc., a Delaware corporation, and Gemstar
             International Group Limited.

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

  ***** Previously filed as part of Form 10-K for the year ended March 31, 1998, filed on June 30, 1998.

 ****** Certain information contained in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission.

******* Previously filed as part of Form F-1 Registration Statement of the Company (33-79016), which was declared effective on October 10, 1995, and incorporated herein by reference. Further amendments were filed in connection with the Company's report on Form 8-K on July 13, 1998.