Form 10-Q
period 1998-12-31
GEMSTAR INTERNATIONAL GROUP LTD
filed 1999-02-16
CIK 923282

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended December 31, 1998

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

  As of December 31, 1998, there were outstanding 48,830,000 shares of the Registrants' Ordinary Shares, par value $0.01 per share.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                                     INDEX

                                                                                                             Page
                                                                                                            ------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets-- December 31, 1998 and March 31, 1998..............        1

               Condensed Consolidated Statements of Operations--Three and Nine Months Ended
               December 31, 1998 and 1997................................................................        2

               Condensed Consolidated Statements of Cash Flows-- Nine Months Ended December 31,
               1998 and 1997.............................................................................        3

               Notes to Condensed Consolidated Financial Statements......................................        4

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.....        6

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings.........................................................................       10

Item 4.        Submission of Matters to a Vote of Security Holders.......................................       11

Item 6.        Exhibits and Reports on Form 8-K..........................................................       12

SIGNATURE................................................................................................       15

                         PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements


              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        December 31,      March 31,
                                                            1998            1998
                                                        -------------   -------------
                                                         (unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................       $155,882        $153,517
  Marketable securities..............................         29,668           4,343
  Prepaid expenses and other current assets..........          8,420           5,580
                                                            --------        --------
     Total current assets............................        193,970         163,440
Property and equipment, net..........................          2,988           3,769
Intangible assets, net...............................         15,962          16,543
Other assets.........................................          2,800           2,326
                                                            --------        --------
                                                            $215,720        $186,078
                                                            ========        ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses..............       $ 26,745        $ 29,766
  Current portion of deferred revenue................         19,723          23,228
                                                            --------        --------
     Total current liabilities.......................         46,468          52,994
Deferred revenue, less current portion...............          1,634          14,877
Deferred income taxes................................         21,707          13,664
Other liabilities....................................          1,638           1,061
Shareholders' equity:
  Ordinary Shares....................................            495             484
  Additional paid-in capital.........................        219,307         197,211
  Accumulated deficit................................        (46,838)        (94,081)
  Accumulated other comprehensive loss...............           (252)           (132)
  Treasury stock, at cost............................        (28,439)             --
                                                            --------        --------
     Net shareholders' equity........................        144,273         103,482
                                                            --------        --------
                                                            $215,720        $186,078
                                                            ========        ========

           See Notes to Condensed Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)

                                                               Three Months Ended               Nine Months Ended
                                                                  December 31,                    December 31,
                                                             -----------------------         -----------------------
                                                                1998         1997               1998         1997
                                                             ----------   ----------         ----------   ----------
Revenues..................................................      $41,495      $30,530           $112,426      $83,832
Operating costs and expenses:
  Selling and marketing...................................        8,382        7,736             24,097       22,755
  Research and development................................        3,444        3,278             10,336        9,899
  General and administrative..............................        5,261        4,456             15,949       13,285
  Nonrecurring expenses...................................           --           --              1,851       11,713
                                                                -------      -------           --------      -------
Operating income..........................................       24,408       15,060             60,193       26,180
Other income, net.........................................        2,070        2,032              6,346        5,118
                                                                -------      -------           --------      -------
Income before income taxes................................       26,478       17,092             66,539       31,298
Income taxes..............................................        7,680        5,074             19,296       12,078
                                                                -------      -------           --------      -------
Net income................................................      $18,798      $12,018           $ 47,243      $19,220
                                                                =======      =======           ========      =======

Basic earnings per share..................................        $0.39        $0.25              $0.97        $0.41
                                                                =======      =======           ========      =======
Diluted earnings per share................................        $0.33        $0.23              $0.85        $0.39
                                                                =======      =======           ========      =======

Weighted average shares outstanding.......................       48,593       48,129             48,601       47,427
Dilutive effect of:
  Stock options...........................................        7,823        2,635              6,832        2,146
  Warrants................................................          446          469                433          343
                                                                -------      -------           --------      -------
Weighted average shares outstanding, assuming dilution....       56,862       51,233             55,866       49,916
                                                                =======      =======           ========      =======

           See Notes to Condensed Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In thousands)

                                                                                        Nine Months Ended
                                                                                          December 31,
                                                                                    --------------------------
                                                                                      1998              1997
                                                                                  -----------         ---------
Cash flows from operating activities:
  Net income..................................................................        $ 47,243         $ 19,220
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization............................................           3,275            3,161
     Deferred income taxes....................................................           8,043            5,079
     Amortization of unearned compensation....................................              --              328
     Tax benefit associated with stock options................................           6,700            4,000
     Changes in assets and liabilities........................................         (22,506)          (3,362)
                                                                                      --------         --------
           Net cash provided by operating activities..........................          42,755           28,426
                                                                                      --------         --------
Cash flows from investing activities:
  Net maturities (purchases) of marketable securities.........................         (25,325)          27,612
  Additions to property and equipment.........................................            (377)            (617)
  Additions to intangible assets..............................................          (1,536)         (11,282)
                                                                                      --------         --------
           Net cash provided by (used in) investing activities................         (27,238)          15,713
                                                                                      --------         --------
Cash flows from financing activities:
  Proceeds from exercise of stock options.....................................          15,407           15,432
  Purchases of treasury stock.................................................         (28,439)              --
                                                                                      --------         --------
           Net cash provided by (used in) financing activities................         (13,032)          15,432
                                                                                      --------         --------
Effect of exchange rate changes on cash and cash equivalents..................            (120)             (52)
                                                                                      --------         --------
Net increase in cash and cash equivalents.....................................           2,365           59,519
Cash and cash equivalents at beginning of period..............................         153,517           59,909
                                                                                      --------         --------
Cash and cash equivalents at end of period....................................        $155,882         $119,428
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

      The Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1999.


(2)   Earnings Per Share

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (''SFAS No. 128'') during fiscal year 1998 and has restated earnings per share information for all periods presented to conform to the requirements of SFAS No. 128. Basic earnings per share is computed using the weighted average number of Ordinary Shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and warrants using the treasury stock method.

(3)   Comprehensive Income

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (''SFAS No. 130'') as of the first quarter of fiscal year 1999. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements, however it has no impact on the Company's net income or shareholders' equity. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                  Three Months Ended                       Nine Months Ended
                                                                     December 31,                             December 31,
                                                                 ------------------                    -----------------------
                                                                   1998        1997                      1998            1997
                                                                --------    ---------                ---------        ---------
     Net income...........................................        $18,798        $12,018               $47,243         $19,220
     Change in cumulative translation adjustments.........              2            (52)                 (120)            (52)
                                                                  -------        -------               -------         -------
     Comprehensive income.................................        $18,800        $11,966               $47,123         $19,168
                                                                  =======        =======               =======         =======

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

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 1999. The Company does not have any derivative instruments or hedging activities and accordingly, does not believe that adoption of SFAS No. 133 will have any material effect on its financial position or results of operations.

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

  The Company has also developed and acquired a large portfolio of technologies and intellectual property necessary to implement interactive program guides (the ''Gemstar Guide Technology''), which enable consumers to navigate through, sort, select and record television programming. The Gemstar Guide Technology has been licensed for, or incorporated into, televisions, VCRs, TV-VCR combination units, cable set top boxes, integrated satellite receiver decoders, personal computers, PCTVs and Internet appliances. The Company believes that with the increase in programming content and number of accessible channels, the Gemstar Guide Technology will become an increasingly important tool for assisting consumers in sorting, selecting, and recording television programming. The Company further believes that its interactive program guides will provide an attractive vehicle for the delivery of advertising and other content to consumers.

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

Results of Operations

  Revenues for the quarter ended December 31, 1998 were $41.5 million, an increase of 36% when compared with revenues for the year-ago period of $30.5 million. Revenues for the nine months ended December 31, 1998 were $112.4 million, an increase of 34% when compared with revenues for the year-ago period of $83.8 million. The increase in revenues was due primarily to the continued growth in worldwide licensing income from the Company's proprietary technologies and intellectual property in the electronic program guide and VCR Plus+ fields.

  Total operating expenses for the quarter ended December 31, 1998 were $17.1 million, comprised of selling and marketing expenses of $8.4 million, research and development expenses of $3.4 million, and general and administrative expenses of $5.3 million. Compared with the year-ago period, total operating expenses for the current quarter increased 10%. Total operating expenses, excluding nonrecurring expenses, for the nine months ended December 31, 1998 were $50.4 million, comprised of selling and marketing expenses of $24.1 million, research and development expenses of $10.3 million, and general and administrative expenses of $15.9 million. Compared with the year-ago period, total operating expenses, excluding nonrecurring expenses, for the nine months ended December 31, 1998 increased 10%. Operating margins, excluding nonrecurring expenses, increased to 55% for the nine months ended December 31, 1998, from 45% for the year-ago period.

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

  Income taxes were $7.7 million for the quarter ended December 31, 1998 and $5.1 million for the year-ago period. Income taxes were $19.3 million for the nine months ended December 31, 1998 and $12.1 million for the year-ago period. The Company's effective tax rate was 29% for the current quarter and the nine months ended December 31, 1998. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from year to year.

Liquidity and Capital Resources

  At December 31, 1998, the Company had cash, cash equivalents and short-term marketable securities totaling $185.6 million. Net cash provided by operating activities was $42.8 million and $28.4 million for the nine months ended December 31, 1998 and 1997, respectively. The increase in net cash provided by operating activities was primarily the result of increased earnings and the timing of payments. Net cash used in investing activities was $27.2 million for the nine months ended December 31, 1998, comprised of net purchases of marketable securities of $25.3 million and additions to property and equipment and intangible assets of $1.9 million. Net cash used in financing activities was $13 million for the nine months ended December 31, 1998, comprised of purchases of treasury stock of $28.4 million offset by proceeds from stock option exercises of $15.4 million.

  In August 1998, the Company's board of directors authorized the repurchase by the Company of up to $100 million of its Ordinary Shares. As of December 31, 1998, the Company has repurchased 697,000 Ordinary Shares for $28.4 million. The Company does not have any material commitments for capital expenditures. The Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital and capital expenditure requirements in the foreseeable future.

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

Cautionary Statement For Purposes Of The "Safe Harbor" Provisions Of The Private Securities Litigation Reform Act Of 1995

  The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report on Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the statement that the Company believes that with the increase in programming content and number of accessible channels, the Gemstar Guide Technology will become an increasingly important tool for assisting consumers in sorting, selecting, and recording television programming; the statement that the Company believes that its interactive program guides will provide an attractive vehicle for the delivery of advertising and other content to consumers; the statement that the Company believes that successful implementation of its technology into a broad range of platforms requires the Company to coordinate the activities of companies in many industries; the statement that the Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital and capital expenditure requirements in the foreseeable future; and the statement that the Company's systems and products are believed to be Year 2000 compliant in all material respects. In addition, statements containing expressions such as

"believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to in the "Certain Factors Affecting Business, Operating Results and Financial Condition" section of the Company's Annual Report on Form 10-K for the year ended March 31, 1998. This report on Form 10-Q should be read in conjunction with the "Certain Factors Affecting Business, Operating Results and Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contained in the Annual Report on Form 10-K for the year ended March 31, 1998.

                          PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

  In October 1993, United Video Satellite Group, Inc. ("United Video") and its Tracker, Inc. subsidiary brought suit against StarSight Telecast, Inc. ("StarSight"), a now wholly owned subsidiary of the Company, in the United States District Court for the Northern District of Oklahoma, seeking a declaratory judgment that its interactive program guide products do not infringe certain of StarSight's patents. StarSight counterclaimed charging infringement of one of the patents. Through subsequent procedural motions, the lawsuit expanded to include a total of ten patents to which StarSight has rights and to federal antitrust claims. The Court has deferred consideration of all of the other claims and counterclaims pending the resolution of the infringement, validity and enforceability issues of one of the patents. A phased bench trial began on May 8, 1996, with United Video essentially presenting its case in chief on the validity and enforceability issues related to this patent. In subsequent proceedings, StarSight presented witnesses relating to the validity, enforceability and infringement of this patent. Closing arguments with respect to this patent were heard by the Court on November 12, 1998. To date there has been no ruling from the Court on this issue.

  On May 17, 1997, StarSight filed a Demand for Arbitration with the American Arbitration Association in San Francisco, California, and by such action commenced an arbitration action against General Instrument, Inc. ("GI"). The claims in the arbitration center upon GI's alleged delay in deploying StarSight-capable set-top boxes and GI's development of a competing interactive program guide which allegedly uses StarSight patented technology, confidential information and technical information in violation of a License and Technical Assistance Agreement executed by the parties on October 1, 1992. The arbitration is scheduled to commence on March 22, 1999 in San Francisco, California. GI has filed a motion to postpone commencement of the arbitration. That motion has not yet been ruled upon.

  On August 5, 1997, TV Data Technologies, Inc. ("TV Data") filed a Demand for Arbitration with the American Arbitration Association in San Francisco, California and by such action commenced an arbitration against StarSight. The claims in the arbitration centered on two agreements whereby TV Data was to provide StarSight with certain television program listing data and television and cable channel lineup information. Effective August 30, 1998, StarSight and TV Data settled the dispute. The settlement provides for a continuation of the business relationship between StarSight and TV Data, but did not require the payment of any damages.

  On July 24, 1998, the Company, together with SuperGuide Corporation and StarSight, filed an action against Prevue Networks, Inc. and, as amended, TCI Communications, Inc. in the United States District Court for the Northern District of California (San Jose Division). The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendants' interactive program guide known as "Preview Interactive." This case was subsequently transferred to the United States District Court for the Northern District of Oklahoma. On December 23, 1998, the Company filed a motion ("Motion To Consolidate") with the Judicial Panel on Multi-district Litigation requesting that this case be consolidated with the Scientific Atlanta, GI and Pioneer cases hereinafter described and transferred to a single Court through the discovery phase of these cases. No hearing date has been set by the Judicial Panel for the Motion To Consolidate.

  On November 30, 1998, the Company filed a patent infringement action against GI in the United States District Court for the Northern District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendant's interactive program guide. This action is subject to the Motion To Consolidate.

  On December 1, 1998, the Company filed a patent infringement action against Pioneer Electronic Corp., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc. (collectively "Pioneer") in the United States District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendants' interactive program guide. This action is subject to the Motion To Consolidate.

  On December 3, 1998, Scientific Atlanta, Inc. ("SA") filed an action against the Company in the United States District Court for the Northern District of Georgia. The action alleges that the Company violated federal anti-trust laws and misused certain patents. SA seeks damages, injunctive relief and a declaration that certain patents are unenforceable, not infringed or invalid. This case is subject to the Motion To Consolidate. The Company filed a motion to stay the proceedings pending the outcome of the Motion to Consolidate and the Court granted the Company's motion.

  On December 4, 1998, the Company filed a patent infringement action against SA in the United States District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendant's interactive program guide. This action is subject to the Motion To Consolidate.

  On January 21, 1999, Personalized Media Communications, LLC ("PMC") filed an action against StarSight in the United States District Court for the Southern District of New York. The action alleges that a patent license agreement dated March 2, 1994 is void and unenforceable. PMC also seeks recovery of damages for the value of certain services it alleges were performed under the license. StarSight has not yet responded to the Complaint.


Item 4. Submission of Matters to a Vote of Security Holders

  The Company's annual meeting of shareholders was held on December 21, 1998. The following actions were taken at this meeting:



                                                                     Votes                Votes
                                                                      For                Withheld
                                                                      ---                --------

(1) Election of three directors for terms to expire at the
    2001 annual meeting.
       Thomas L.H. Lau                                             39,284,706            143,996
       Henry C. Yuen                                               39,300,006            128,696
       Perry A. Lerner                                             39,381,606             47,096

    Additional directors, whose terms of office as directors continued after the meeting, are as follows:

    Terms expiring at the 1999 annual meeting:
        Larry Goldberg
        Elsie Ma Leung
        Douglas B. Macrae
        George Smith

    Terms expiring at the 2000 annual meeting:
        George F. Carrier
        James E. Meyer
        Teruyuki Toyama

                                                                     Votes                Votes       Votes
                                                                      For                Against    Abstained
                                                                      ---                -------    ---------
(2) Ratification of KPMG Peat Marwick LLP as the                   39,393,131             28,426        7,145
    Company's independent auditors for the fiscal year
    ending March 31, 1999

                                      11

Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits

2.1 Parent Significant Shareholder Agreement, dated as of December 23, 1996, by and among StarSight Telecast, Inc., a California corporation, and certain significant shareholders of Gemstar International Group Limited. (2)

2.2 Agreement and Plan of Merger, dated as of December 23, 1996, by and among Gemstar International Group Limited, a British Virgin Islands corporation, StarSight Telecast, Inc., a California corporation, and G/S Acquisition Subsidiary, a California corporation. (2)

3.1       Amended and Restated Memorandum of Association of the Company. (5)

3.2       Amended and Restated Articles of Association of the Company. (5)

10.1 Patent Assignment Agreement, dated as of March 15, 1994, between Gemstar Development Corporation and Roy J. Mankovitz. (Confidential treatment requested). (1)

10.2 Contract Engineering Agreement (undated) between Hilite, Inc. and Gemstar Development Corporation. (Confidential treatment requested).
          (1)

10.3 Contract Engineering Agreement (undated) between Hilite, Inc. and Gemstar Holdings Limited. (Confidential treatment requested). (1)

10.4 Contract Engineering Agreement (undated) between Hilite, Inc. and Index Systems, Inc. (Confidential treatment requested). (1)

10.5 Form of Option Exercise and Assignment Agreement, dated March 16, 1994, between Gemstar Development Corporation and each of Henry C. Yuen, Wilson K.C. Cho and Daniel S.W. Kwoh . (1)

10.6(a) Exclusive Representation Agreement, dated July 30, 1990, between Gemstar Development Corporation and United Feature Syndicate, Inc. (Confidential treatment requested). (1)

10.6(b) Exclusive Representation Agreement, dated May 20, 1991, between Gemstar Development Corporation and United Feature Syndicate, Inc., together with First Amendment to Exclusive Representation Agreement, dated March 4, 1994 (Confidential treatment requested). (1)

10.6(c) Exclusive Representation Agreement, dated March 21, 1994 between Gemstar Development Corporation and United Feature Syndicate, Inc. (Confidential treatment requested). (1)

10.7 Registration Rights Agreement, dated August 16, 1995, between Gemstar International Group Limited and the Shareholders of E Guide, Inc. (1)

10.8 Company Significant Shareholder Agreement, dated as of December 23, 1996, by and among Gemstar International Group Limited, a British Virgin Islands corporation, and certain significant shareholders of StarSight Telecast, Inc. (2)

10.9 Company Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and Gemstar International Group Limited, a British Virgin Islands corporation. (2)

10.10 Parent Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and Gemstar International Group Limited, a British Virgin Islands corporation. (2)

10.11 TDN, Inc., Stockholders Agreement, dated as of October 31, 1997, by and among TDN, Inc., a Delaware corporation, Gemstar Marketing, Inc., a California corporation, and Thomson Consumer Electronics, Inc., a Delaware corporation. (3)

10.12 Cost and Reimbursement Support Agreement, dated as of October 31, 1997, by and among TDN, Inc., a Delaware corporation, and Gemstar International Group Limited. (3)

10.13 Definitive Agreement, dated as of January 9, 1998, by and among Gemstar International Group Limited, StarSight Telecast, Inc., a California corporation, and Microsoft Corporation, a Washington corporation. (3)

10.14 Rescission Agreement, dated as of January 9, 1998, by and between StarSight Telecast, Inc., a California corporation and Microsoft Corporation, a Washington corporation. (3)

27        Financial Data Schedule. (7)

99.1      1994 Stock Incentive Plan, as amended. (1)

99.2 Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and Henry C. Yuen, as amended. (Confidential treatment requested). (1)

99.3 Employment Agreement, dated August 1995, between Gemstar International Group Limited and Thomas L.H. Lau. (1)

99.4 Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and Daniel S.W. Kwoh, as amended. (Confidential treatment requested). (1)

99.5 Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and Roy J. Mankovitz, as amended. (Confidential treatment requested). (1)

99.6 Employment Agreement, dated August 16, 1995, between Pros Technology Limited and Wilson K.C. Cho. (Confidential treatment requested). (1)

99.7 Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and Elsie Ma Leung, as amended. (1)

99.8 Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and Larry Goldberg, as amended. (1)

99.9 Amendment to Subsection 1.4(a) of 1994 Stock Incentive Plan, as amended. (1)

99.10 Amendment to 1994 Stock Incentive Plan, as amended, adopted on March 12, 1998. (4)

99.11 Amended and Restated Employment Agreement, effective as of January 7, 1998, among Gemstar International Group Limited, Gemstar Development Corporation and Henry C. Yuen. (6)

99.12 Amended and Restated Employment Agreement, dated as of March 31, 1998, among Gemstar International Group Limited, Gemstar Development Corporation and Elsie Leung. (6)

(1) Previously filed as part of Form F-1 Registration Statement of the Company (33-79016), which was declared effective on October 10, 1995, and incorporated herein by reference.

(2) Previously filed as part of Form F-4 Registration Statement of the Company (333-6790), which was declared effective on April 15, 1997, and incorporated herein by reference.

(3) Previously filed as part of Form 8-K dated January 12, 1998, as amended on June 11, 1998, and incorporated herein by reference. Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment granted by the Securities and Exchange Commission.

(4) Previously filed as part of Form 10-K for the fiscal year ended March 31, 1998, filed on June 29, 1998, and incorporated herein by reference.

(5) Previously filed as part of Form F-1 Registration Statement of the Company (33-79016), which was declared effective on October 10, 1995, and incorporated herein by reference. Further amendments were filed in connection with the Company's report on Form 8-K on July 13, 1998.

(6) Previously filed as part of Form 10-K/A for the fiscal year ended March 31, 1998, filed on November 17, 1998, and incorporated herein by reference. Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission.

(7)  Filed herewith.

     (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Gemstar International Group Limited
                                  (Registrant)



                                  By: /s/ Elsie Leung
                                      ------------------------
                                      Elsie Leung
                                      Chief Financial Officer

Date: February 16, 1999