Form 10-K
period 1999-03-31
GEMSTAR INTERNATIONAL GROUP LTD
filed 1999-06-29
CIK 923282

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended March 31, 1999

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to
                                 -------   ---------

                        Commission file number 0-26878

                      GEMSTAR INTERNATIONAL GROUP LIMITED
            (Exact name of registrant as specified in its charter)

              British Virgin Islands                                   N/A
 (State or other jurisdiction of incorporation or      (I.R.S. Employer Identification No.)
                  organization)

      135 North Los Robles Avenue, Suite 800, Pasadena, California 91101
          (Address of principal executive offices including zip code)

                                (626) 792-5700
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                   Ordinary Shares, par value $.01 per share
                               (Title of class)

                               ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of June 14, 1999 there were outstanding 99,938,000 of the registrant's ordinary shares, par value $.01 per share ("Ordinary Shares") which is the only Class of Ordinary Shares of the registrant. As of June 14, 1999, the aggregate market value of Ordinary Shares held by non-affiliates of the Company was approximately $3.8 billion, based on the closing sale price of $56 per share as reported by Nasdaq National Market System. Ordinary Shares held by officers, directors, and 5% holders have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's definitive Proxy Statement related to the 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999, are incorporated by reference into Part III of this Annual Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  The Company's first proprietary system, VCR Plus+, was introduced in 1990 and is widely accepted as a de facto industry standard for programming VCRs and is currently incorporated into virtually every major brand of VCR sold worldwide. VCR Plus+ enables consumers to record a television program by simply entering a PlusCode Number (a proprietary one to eight digit) into a VCR or television equipped with the VCR Plus+ technology ("Plus Code Numbers"). PlusCode Numbers are printed next to television program listings in over 1,800 publications worldwide, with a combined circulation of over 330 million.

  During the Company's fiscal year 1999, the Company executed long-term renewals of license agreements with key licensees of the VCR Plus+ technology, including Sony Corporation ("Sony") and Thomson Consumer Electronics, Inc. ("Thomson"). The Company also continued its international expansion by launching VCR Plus+ in Mexico, the 40th country in which VCR Plus+ is offered.

  The Company has also developed and acquired a large portfolio of technologies and intellectual property necessary to implement interactive program guides (the "Gemstar Guide Technology") which enable consumers to navigate through, sort, select and record television programming. The Gemstar Guide Technology has been licensed for, or incorporated into, televisions, VCRs, TV-VCR combination units, cable set top boxes, integrated satellite receiver decoders, personal computers, PCTVs and Internet appliances and interactive services provided thereon. The Company believes that with the increase in programming content and number of accessible channels, the Gemstar Guide Technology will become an increasingly important tool for assisting consumers in sorting, selecting and recording television programming.

  During the fiscal year 1999 and continuing into fiscal year 2000, the Company has continued to license the Gemstar Guide Technology. In May 1999, the Company entered into a long-term licensing agreement with America Online ("AOL"), pursuant to which AOL was granted a license to use the Gemstar Guide Technology to develop its own customized interactive programming guides for AOL TV. In March 1999, the Company entered into an agreement with US West in which US West agreed to exclusively deploy the Gemstar Guide Technology in digital set-top boxes to customers of US West Choice TV(R). In January 1999, Thomson announced the expansion of the Gemstar Guide Technology into over 50 television models. In November 1998, the Company entered into an agreement with Sony in which Sony agreed to exclusively incorporate Gemstar's interactive program guides into its televisions shipped in United States and Canada. In October 1998, the Company entered into a multi-year agreement with Sony's Digital Network Solutions Co. division which agreed to incorporate the Gemstar Guide Technology into all of its satellite and digital terrestrial set top boxes in the United States, Canada and Japan.

  The Company believes that its interactive program guides are an attractive vehicle for the delivery of advertising and other content to consumers. In July 1998, the National Broadcasting Corporation ("NBC") became the charter advertiser on the Company's interactive program guides and a strategic partner for the delivery of value-added services on the Company's guides. In the multi-element strategic agreement, NBC and the Company agreed to develop and promote interactive program guide services. In February 1999, the Company announced that TDN, Inc. ("TDN"), a joint venture of which the Company is the majority shareholder, among the Company, Thomson and NBC, will be responsible for sales and distribution of interactive advertising and services on the Company's interactive program guides.

  The Company's primary source of revenues to date has been license fees paid by consumer electronics manufacturers and publications for the licensing of the VCR Plus+ technology and the right to print the PlusCode Numbers, respectively, and to a lesser extent, licensing of the Gemstar Guide Technology. The Company pursues a licensing strategy for its VCR Plus+ system and Gemstar Guide Technology wherein the Company is paid on-going per unit license fees and, in certain instances, one-time, up-front license fees. In addition, the Company pursues a recurring revenue model for its proprietary Gemstar Guide Technology wherein the Company receives revenues from the delivery of advertising and promotion displayed on the guides, from sponsorship of guide pages and from data services and interactive transactions accessed through the guide. The Company does not charge consumers set-up or subscription fees for the use of the guide and encourages its licensed Service Providers to similarly provide the guide without incremental cost to the consumer. To date the Company has not realized significant revenues from advertising and sponsorship. See "--Advertising."

  The Company believes that successful implementation of its technology into a broad range of platforms requires the Company to coordinate the activities of companies in many industries. Accordingly, the Company seeks long-term relationships with a broad range of consumer electronics and other manufacturers, television broadcasters, cable companies and software developers. The Company has entered into several strategic relationships to cover multiple interactive program guide platforms. In November 1997, the Company signed a multi-year agreement with Thomson, the United States' largest manufacturer and marketer of television receivers and related video products, in which the parties agreed, among other things, to cooperate in establishing the Gemstar Guide Technology as the industry standard in North and South America, and to jointly pursue a recurring revenue model in the consumer electronics sector. In January 1998, the Company entered into a cross-licensing agreement with Microsoft Corporation ("Microsoft") pursuant to which Microsoft agreed to license the Gemstar Guide Technology as part of its TV viewer feature in the Windows 98 operating system. Microsoft has also licensed the right to incorporate the Gemstar Guide Technology in products worldwide that incorporate interactive program guides. In September 1998, the Company entered into a letter of intent with Deutsche Telekom AG to cooperate in the development and provision of an interactive program guide and related services to digital cable television households throughout Germany. In March 1999, the Company entered into a joint venture with Dentsu, Inc., the largest international advertising public relations agency in the world, and Tokyo News Service Limited, a leading Japanese publisher of entertainment magazines. The joint venture, Interactive Program Guide, Inc., intends to pursue interactive services, including advertising, promotion, sponsorship and transaction opportunities on Gemstar's interactive program guides. The Company owns a majority interest in the joint venture and will additionally receive a percentage of sales as royalty.

  The Company's licensees include: Aiwa Company, Ltd.; Akai Electronics Co., Ltd.; AOL; Cox Cable Communications; Daewoo Electronics Company, Ltd.; Funai Electric Co., Ltd.; GTE Communications Systems; Hitachi Corporation, Ltd.; Hughes Network Systems; JVC; LG Electronics; Matsushita Electric Industrial Co., Ltd. (Panasonic); Microsoft; Mitsubishi Electric Corporation; Orion Electric Company, Ltd.; Philips/Magnavox; Pioneer Electronics Corp.; Samsung Electronics Company, Ltd.; Sanyo Electric Co., Ltd.; Scientific-Atlanta; Sharp Corporation; Shintom Co. Ltd.; Sony; SNET Personal Vision, Inc.; Thomson (Proscan, RCA, GE); Time Warner Cable; Toshiba Corporation; Uniden America Corporation; and Zenith Electronics Corporation.

  In April 1999, the Company acquired Electronic TV Host, an online and web-based electronic program guide service, from TVH, Inc., a leading provider of printed cable television guides. Electronic TV Host is a dedicated online interactive program guide provider.

  The Company was organized in April 1992 as a British Virgin Islands corporation. Historically, the Company's licensing operations in the United States were conducted through Gemstar Development Corporation, ("GDC"), the shareholders of which were the same as the Company's shareholders, and the Company operated internationally through its various subsidiaries incorporated outside of the United States. In June 1995, the

Company consolidated its U.S. and international licensing operations by acquiring GDC. In May 1997, the Company acquired StarSight Telecast, Inc., a California corporation ("StarSight").

  In April 1999, the Board of Directors of the Company approved a two-for-one stock split in the form of a stock dividend to record holders as of April 30, 1999 (the "Record Date"). In connection with the stock split, each stockholder of the Company received one additional Ordinary Share of the Company for each outstanding Ordinary Share owned at the close of business on the Record Date. Stock certificates representing the additional shares of Ordinary Shares issued in connection with the stock split were mailed to the stockholders of record as of the Record Date on May 14, 1999.

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

  According to the Bates Dorland's European Media Guide, in France, Germany, Italy, United Kingdom and Spain, the percentage of television households owning VCRs as of 1998, was 73.7%, 56.4%, 59.7%, 82% and 65.7%, respectively.
Consumer Electronics Manufacturers Association, a sector of the Electronics Industries Alliance estimates that, as of 1998, approximately 90% of the television households in the U.S. owned VCRs.

Electronic Industries Alliance estimated that consumer VCR sales in the U.S. were over 18.1 million in 1998, an increase of 8.6% percent over the previous year. The Company believes that VCR sales in the U.S. are driven by the replacement of older equipment and the purchase of multiple units for use within a single household, and that VCR sales outside the U.S. are substantially greater than those within the U.S. because of the greater percentage of television households lacking VCRs. According to Electronic Industry Association, in 1998 consumer portable and table color television sales in the U.S. were approximately 22.2 million units. The Company estimates that the number of hardware platforms shipped annually which are suitable for incorporating the Gemstar Guide Technology may be as many as 50 million or more, and include televisions (26.4 million units per year in the U.S., including TV-VCR combination units), VCRs (18.1 million units per year in the U.S.), set top cable boxes (7.01 million units per year in the U.S.), integrated satellite receivers and decoders (4.5 million per year in the U.S.) and tuner-equipped personal computers.

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

    License Broadly to Create de facto Standard. The Company's strategy is to establish its technologies and systems as industry standards. Accordingly, the Company strives to broadly license its technologies non-exclusively within targeted industry groups. For example, VCR Plus+, widely accepted as a de facto industry standard, is licensed to virtually every major VCR manufacturer. Additionally, the Company has licensed its Gemstar Guide Technology to television manufacturers, cable operators, DSS service providers, Internet service providers, manufacturers of satellite and digital terrestrial set top boxes, and intends to continue to aggressively pursue additional licensees. The Company has established itself as an independent licensor that does not directly compete with its licensees.

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

 VCR Plus+

  VCR Plus+ was introduced in 1990 to simplify the programming of VCRs for consumers and has been adopted as the standard VCR programming aid by virtually every major consumer electronics manufacturer worldwide. VCR Plus+ is incorporated into VCRs and televisions by licensed consumer electronics manufacturers and enables consumers to record a television program by simply entering a proprietary one to eight digit PlusCode Number, via a remote control, into a VCR or television. PlusCode Numbers are printed next to television listings in participating newspapers and television program guides. PlusCode Numbers are generated through a patented process developed by the Company and are now carried by over 1,800 publications worldwide, including the New York Times, the Los Angeles Times, TV Guide, the Asahi Shimbun (Japan), the Sun (U.K.), the Daily Mirror (U.K.) and the South China Morning Post (Hong Kong). The Company estimates that in 1998 the combined worldwide circulation of all publications that contained PlusCode Numbers was over 330 million.

  During the Company's fiscal year 1999, VCR Plus+ became available in Mexico, the 40th country in which Gemstar's one-touch recording feature for taping television programming is offered. Pursuant to an agreement with Groupo Televisa S.A. ("Televisa"), the largest media company in the Spanish-speaking world, Gemstar's PlusCode Numbers for Televisa's television listing will be published in two dozen daily newspapers distributed throughout Mexico. During the fiscal year, the Company also extended VCR Plus+ license agreements with key licensees including Sony and Thomson.

  The Company continues to develop and introduce additional VCR Plus+ features that manufacturers can license from the Company to enhance the functionality of VCR Plus+. These features include systems which are capable of automating the setup for VCR Plus+, systems which control set-top boxes, systems which update the clock information and cable channel lineup information, and systems which enhance the functionality of the V-chip parental control system. The V-chip parental control system will become mandatory on at least half of each manufacturer's TV models with a picture size of 13 inches or greater that are sold in the United States after July 1, 1999, and the remaining half of each manufacturer's models by January 1, 2000. V-chip is intended to give a parent the flexibility and control to identify specific shows to block or unblock from viewing. VCR Plus+ is also licensed for incorporation into DVD Recorders.

 Interactive Program Guides

  The Gemstar Guide Technology was introduced by the Company to implement interactive programming guides which enable consumers to navigate through, sort, select and record television programming. The Gemstar Guide Technology also allows broadcasters to disseminate program information, offers consumer electronics manufacturers an additional television feature, and provides Service Providers with an effective tool for marketing their video programming content. The Gemstar Guide Technology has been licensed for, or incorporated into, televisions, VCRs, TV-VCR combination units, cable set top boxes, satellite and digital terrestrial set top boxes, integrated satellite receiver decoders, personal computers, PCTVs and Internet appliances. The Company believes that its interactive program guides provide an attractive vehicle for the delivery of advertising and other content to consumers.

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

    Sorting Functions. The Gemstar Guide Technology offers a variety of sorting capabilities. Implemented features include sorting by category (such as movies, sports, children's programming), sorting by theme within a category (such as drama, action, horror, within the movie category, and baseball, jbasketball, football, within the sports category), and sorting by title. Other features that may be implemented are sorting by rating (in conjunction with parental guidance and parental control), sorting by actors/actresses and directors, and sorting by new or repeat showings.

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

  The Company currently markets and licenses the Gemstar Guide Technology to consumer electronics manufacturers which incorporate the technology into TVs, VCRs and TV-VCR combination units ("Consumer Electronics Guides"), and to Service Providers and manufacturers that supply Service Providers with cable set-top boxes ("Service Provider Guides"). In the consumer electronics sector, the Gemstar Guide Technology enables licensed manufacturers to enhance the functionality and appeal of their products and to realize additional revenue through premium pricing. The Company believes that the additional costs to manufacturers of incorporating its technologies into their products must be as low as possible in order to encourage adoption of its technology by manufacturers. The Company also believes that its systems' design must be user-friendly and aesthetically appealing to consumers. The Company's research and design team in Bedford, Massachusetts works closely with each licensed manufacturer to achieve these implementation and design objectives. In the Service Provider sector, the Gemstar Guide Technology enables Service Providers to market additional services to subscribers. The Gemstar Guide Technology allows Service Providers to customize certain elements of the guide for subscribers and also allows subscribers to upgrade features and services over time. The guide is compatible with the Service Provider's subscription management and pay-per-view operations. In the computer and Internet sector, the Company has licensed the Gemstar Guide Technology to Microsoft and AOL. Microsoft has adopted the Gemstar Guide Technology as part of its TV Viewer feature in the Windows' 98 operating system. AOL has signed a long-term license agreement with the Company to use the Gemstar Guide Technology to develop programming guides for AOL TV.

Licensees and Licensing

  The Company generates licensing revenue through licenses to consumer electronics manufacturers, Service Providers, software developers and Internet service providers, via a combination of one-time, non-refundable licensing payments and per-unit license fees as well as to newspapers, magazines and other publications via license fees for the right to print the PlusCode Numbers. In some cases, the Company also charges a fee for the development and transfer of relevant technologies.

  VCR Plus+ The Company has licensed the VCR Plus+ technology to virtually every major VCR manufacturer, including the following manufacturers and their associated North American, European, Asian and South American brands:

   Aiwa Company, Ltd.              Nokia Technology GmbH          Shintom Co., Ltd.
                                   North American Philips
   Akai Electric Co., Ltd.          Corporation                   Sony Corporation
   Daewoo Electronics Company,
    Ltd.                           Orion Electric Company, Ltd.   Thomson Consumer Electronics
   Funai Electric Co., Ltd.        Philips Electronics N.V.        (Proscan, RCA, GE)
   Goldstar Co., Ltd.              Pioneer Electronics Corp.      Toshiba Corporation
                                   Samsung Electronics Company,
   Hitachi Corporation, Ltd.        Ltd.                          Victor Company of Japan, Ltd.
   Matsushita Electric Industrial
    Co., Ltd.                      Sanyo Electric Co., Ltd.       Zenith Electronics Corporation
   Mitsubishi Electric
    Corporation                    Sharp Corporation

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

                                  Philips Consumer Electronics
  Hitachi, Ltd.                    Company                       Thomson Multimedia S.A.
  Matsushita Electric Industrial
   Co., Ltd.                      Sanyo Electric Company, Ltd.    (Proscan, RCA, GE)
   (Panasonic)                    Sharp Corporation              Victor Company of Japan, Ltd.
  Mitsubishi Electric
   Corporation                    Sony Corporation               Zenith Electronics Corporation

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

  The Company licenses the Gemstar Guide Technology to Service Providers and manufacturers in the cable, satellite and set-top box industries, including the following:

   Cable/Telecommunications                                                Set-Top Box
    Operators                     Satellite                               Manufacturers
   ------------------------       ---------                               -------------
   Americast                      Hitachi Corporation, Ltd.               Scientific-Atlanta
   Cox Cable Communications       Hughes Network Systems                  Sony Corporation
   GTE Communications Systems     Matsushita Consumer Electronics Company
   Quadravision                   Sony Corporation
   Time Warner Cable              Toshiba Corporation
   TKR Cable Company              Thomson
   US West                        Uniden America Corporation
   Quadravision

Advertising

  During fiscal year 1999, the Company derived approximately $150,000 of revenue from the sale of advertising on its interactive program guides. In July 1998, NBC and Gemstar entered into a multi-element strategic agreement to develop and promote interactive program guide services and for NBC to acquire a 5% equity interest, and certain warrants with respect to, TDN, a joint venture of Gemstar and Thomson that develops advertising, promotion and content services for Gemstar's interactive program guides. Pursuant to the agreement, NBC provides data bandwidth in its television signal to support on-demand interactive program guide data services, with its cable network, MSNBC, becoming a branded data news channel of the interactive program guide. Gemstar and NBC also agreed to work together to develop additional branded on-demand content and transactional services focusing on various topics of interests to television viewers. Pursuant to the agreement, NBC and its cable networks, MSNBC and CNBC receive feature placement on the Company's interactive program guides, with NBC as the charter advertiser of the on-demand service. Additionally, NBC agreed to support a multi-million dollar national advertising campaign to promote the Company's interactive program guide and its services. In February 1999, the interactive advertising capability of the Company's interactive program guides became activated nationwide with NBC as a charter advertiser.

  In January 1998, the Company entered into a cross-licensing agreement with Microsoft pursuant to which Microsoft agreed to adopt the Gemstar Guide Technology as part of its TV Viewer feature in the Windows 98 operating system and in Microsoft products worldwide that incorporate interactive program guides.

  In May 1999, the Company entered into a long-term licensing agreement with AOL pursuant to which AOL was granted a license to use the Gemstar Guide Technology to develop interactive program guides for AOL TV. AOL announced that it intends to use the Gemstar Guide Technology to develop its own customized programming guides in anticipation of its plans to bring its Internet service to television in the year 2000.

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

Technology

 VCR Plus+

  The Company's VCR Plus + technology allows a user to record a program simply by entering a proprietary PlusCode Number, via a remote control, into a VCR or television. The PlusCode Numbers encode, in a compressed and encrypted form, the essential elements of programming information, including date, time, channel and length of program. The PlusCode Numbers are decoded by the Company's proprietary software, which is embedded in a microprocessor in the VCRs or televisions by licensed consumer electronics manufacturers. Accordingly, when the user enters a PlusCode Number, the VCR Plus+ system turns on the VCR, records the appropriate channel at the appropriate time and then shuts off the VCR. The VCR Plus+ technology has also been incorporated into televisions and is licensed to be incorporated into DVD Recorders. A television incorporating the VCR Plus+ technology controls a VCR through infrared signals.

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

  The Company typically receives television program listing data from commercial suppliers and applies quality control and editing procedures to customize the data in a format suitable for the Company's interactive program guides. The Company has entered into an agreement to purchase programming information in electronic form from Tribune Media Service, Inc., a subsidiary of the Tribune Company and a leading supplier of television program information, as well as other commercial services. Once the data is received, it is electronically converted into data packets ready for transmission. In most cases, the data is encrypted. Consumer Electronic Guides utilize the VCR Plus+ system for program identification, data encryption and data compression. After the program information is reformatted, the data packets are transmitted via a variety of transmission means, including land-line telephone link, NABTS broadcast, and satellite link to the Company's insertion equipment located in network headends, cable headends, and broadcast stations for inclusion in the television signals. The data is then broadcast by the Company pursuant to agreements with local television stations, cable broadcasters and national television networks. The Gemstar Data Delivery System presently includes over 500 local television broadcast stations, three national cable networks, five national broadcast networks (ABC, FOX, CBS, NBC, UPN and PBS) which combine to cover virtually all U.S. television households with multiple redundancy in most areas. Similar agreements have been reached with the Tokyo Broadcasting System, the largest private television network in Japan, Canadian Broadcasting Company, a national broadcaster in Canada, and RTL, a national broadcaster in Germany. The Company also intends to seek similar agreements with other broadcasters which will provide the Company with additional redundancy of coverage and will provide broadcasters with the ability to update their own program information. These television stations and cable companies broadcast, both over the air and through local cable television operators, the television program listing data for all channels (including information of other networks or stations) through their vertical blanking interval which is the unused air time between television picture frames.

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

  In November 1998, the Company received a patent for a 900 MHz, two-way interactive system for televisions which is designed to allow a user to execute purchase orders, receive confirmation, or access additional customized information while watching television. The two-way interactive system incorporates pager transmitters and receivers for communication between a central information provider such as a head-end and a local unit, including televisions, VCRs, cable boxes, or other analog or digital set top boxes. The patent additionally claims the integration of the two-way interactive system with interactive program guides.

  In April 1999, the Company entered into a long-term agreement with Paging Network, Inc. ("PageNet") for broadcasting Gemstar's interactive program guides and other data on PageNet's nationwide wireless communications network. The Company intends to distribute interactive program guide data and other time-sensitive information using 900 MHz wireless paging technology during 2000. The Company believes that the "always-on" nature of wireless paging will allow the Company to augment the functionality of its interactive program guides with near-real-time information services including breaking news, up-to-the-minute sport scores and stock quotes. In addition, the Company believes that the wireless paging distribution network will provide an alternative network to the Company's vertical blanking interval system for the distribution of its interactive program guide data. The Company further believes that the two-way paging technology will allow a viewer to respond to television content with one "click" of the remote control. Wireless paging transceivers built into televisions will require no telephone or other connections. The Company expects one-way transmission to be available for televisions equipped with the Company's interactive program guides in the year 2000, and two-way interactive communication to be available in the year 2001.

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

  Microsoft. In January 1998, the Company entered into a long-term, worldwide cross-licensing agreement with Microsoft in which the two companies agreed to cross license their respective intellectual property in the interactive program guide area. Pursuant to the agreement, Microsoft purchased a non-exclusive license to Gemstar's technology in the interactive program guide area and the Company received a license to Microsoft's intellectual property in the program guide area. Microsoft agreed to pay Gemstar a combination of up-front and per unit license fees. The parties will also share in recurring revenues that may result from an interactive program guide incorporated by Microsoft, including advertising, promotion, sponsorship and linking. Microsoft has agreed to license the Gemstar Guide Technology as a part of its TV viewer feature in the Windows 98 operating system. Microsoft has also incorporated interactive program guides under license from the Company in current and future versions of its Web TV Plus Internet terminals worldwide.

  TDN. TDN is a joint venture, of which the Company is the majority shareholder, among the Company, Thomson multimedia S.A. and NBC. TDN will be responsible for sales and distribution of interactive advertising and services on Gemstar's interactive program guides.

  AOL. In May 1999, the Company entered into a long-term licensing agreement with AOL pursuant to which AOL was granted a license to use the Gemstar Guide Technology to develop and deploy AOL TV interactive programming guides. The license is designed to facilitate AOL's intentions to develop its own customized electronic programming guides for AOL TV that incorporate features of interactive navigation of the television experience. These guides are intended to enable subscribers to sort programs by themes or categories, and select shows for viewing or recording. Scheduled for launch next year, AOL TV offers subscribers interactive services on the television platform.

  Dentsu and Tokyo New Service. In March 1999, the Company entered into a joint venture with Dentsu Inc., the largest international advertising and public relations agency in the world, and Tokyo News Service Limited, a leading Japanese publisher of entertainment magazines. The joint venture, named Interactive Program Guide, Inc., was formed to pursue interactive services, including advertising, promotion, sponsorship and transaction opportunities on the Company's interactive program guide in Japan. Gemstar owns a majority interest in Interactive Program Guide, Inc. and will additionally receive a percentage of sales as royalty.

  US West. In March 1999, the Company entered into an agreement with US West in which US West agreed to exclusively deploy the Gemstar Guide Technology in digital set-top boxes to customers of US West Choice TV(R).

  Sony. In November 1998, the Company entered into an agreement with Sony pursuant to which Gemstar's interactive program guides will be the exclusive guide incorporated into Sony televisions shipped in United States and Canada. In October 1998, the Company entered into a multi-year agreement with Sony's Digital Network Solutions Co. division which agreed to incorporate the Gemstar Guide Technology in all of its satellite and digital terrestrial set top boxes in United States, Canada and Japan. Sony agreed to pay Gemstar a per-unit license fee based on platform and territory, as well as an up-front payment.

  Deutsche Telekom. In September 1998, the Company entered into an agreement with Deutsche Telekom AG pursuant to which parties agreed to cooperate in the development and provision of an interactive program guide and related services to digital cable television households throughout Germany. The parties agreed to focus on Germany and, in its initial phase, will include joint technology development, market research, pilot testing and user research.

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

  The Company follows a vigorous and aggressive patent and trademark policy, both in the U.S. and internationally. The Company has a number of methods and design patents and pending patent applications relating to the VCR Plus+ system and its related technologies. In the area of interactive program guides, the Company has a large portfolio of patents and pending applications including those originated by the Company prior to the StarSight acquisition, those originated by StarSight prior to the StarSight acquisition, those acquired from inventor Michael R. Levine (including patents covering the broad principles used in storing television programming data in a television receiving device and allowing a user to select and display television guide information), and exclusive licensing rights in certain third-party patents. The Company believes that with this combination of rights, it has one of the world's most extensive portfolios of intellectual property in the area of interactive program guides which spans the fundamental concept of local storage and retrieval of television program information to specific user interface, functionality and methods of implementation of interactive program guides. Pursuant to an agreement entered into in 1997, the Company has acquired the future invention rights of Mr. Levine in the audio-visual technology area. In November 1998, the Company received a patent for a 900 MHz two-way interactive system for televisions which will allow a user to execute purchase orders, receive confirmation, or access additional customized information while watching television. The Company also continues to develop and file additional patent applications in a variety of areas in addition to the visual technology area.

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

Employees

  The Company employed 211 individuals as of March 31, 1999, of whom 50 were employed outside the United States. None of the Company's employees is covered by a collective bargaining agreement or is presently represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

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

  Limited Growth of VCR Plus+ Revenues. While VCR Plus+ license fees have increased in each year since the Company's inception, future growth of revenues derived from VCR Plus+ may be limited by the fact that virtually all major VCR and television manufacturers have licensed the VCR Plus+ technology, and the fact that the Company has already expanded into most major markets worldwide. Any further growth in VCR Plus+ license revenues will come only from further penetration of increasingly saturated markets. Accordingly, the Company's future success depends to a significant extent upon its ability to develop, market and license emerging and new products and services including the Gemstar Guide Technology.

  Developing Market for Interactive Program Guides; Unproven Acceptance of Gemstar's Interactive Program Guides. The market for Gemstar's interactive program guides has only recently begun to develop, is rapidly evolving and is increasingly competitive. Demand and market acceptance for the Company's interactive program guides is subject to a high level of uncertainty and risk. It is difficult for Gemstar to predict whether, or how fast, this market will grow. Gemstar cannot guarantee either that the market for its interactive program guides will continue to develop or that demand for such guides will be sustainable. If the market develops more slowly than expected or becomes saturated with competitors, or if its interactive program guides do not sustain market acceptance, its business, operating results, and financial condition will be materially and adversely affected.

  Rapid Technological Change. The life cycle of the Gemstar Guide Technology and any future products and services developed by the Company may be limited by the emergence of new entertainment products and technologies, changes in consumer preferences and other factors. The Company's future performance will depend on its ability to consistently (i) identify emerging technological trends in its market, (ii) identify changing consumer needs, desires or tastes, (iii) develop and maintain competitive technology, including new product and service offerings, (iv) improve the performance, features and reliability of its products and services, particularly in response to technological change and competitive offerings, and (v) bring technology to market quickly at cost-effective prices. There can be no assurance that the Company will be successful in developing and marketing new products and services that respond to technological and competitive developments and changing customer needs, or that such products and services will gain market acceptance and be incorporated into the technology or products of third parties. Any significant delay or failure to develop new or enhanced technologies, including new product and service offerings, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Competition for Advertising Expenditures. The Company derives a portion of its revenues from the sale of advertising on its interactive program guides. The Company's advertisers have limited experience with this medium. The Company's continuing ability to generate advertising revenue will depend upon, among other things, (i) such advertisers' acceptance of interactive program guides as an effective and sustainable advertising medium; (ii) the development of a large base of users of its interactive program guides possessing demographic characteristics attractive to advertisers; and (iii) its ability to continue to develop effective advertising delivery and measurement systems. No standards have yet been accepted for the measurement of the effectiveness of advertising on interactive program guides. The Company cannot be certain that such standards will develop sufficiently to support advertising on interactive program guides as a significant advertising medium. In addition, adverse economic conditions can significantly impact advertisers' ability and willingness to spend additional amounts on advertising generally nor can the Company be certain that the advertisers will determine that advertising on interactive program guides is an effective advertising medium. Further, the Company competes with media such as television, radio and print as well as Web site operators and advertising networks for a share of advertisers' total advertising budgets. Competition among current and future suppliers of interactive informational and navigational services, including current and future Internet suppliers, high-traffic Web sites as well as competition from other media for advertising placements could result in significantly lower prices for advertising and reductions in advertising revenues. Advertising revenue is subject to seasonal fluctuations. Historically, advertisers have spent less in the first and third calendar quarters.

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

  Anti-Takeover Defense Provisions. The Company's Amended and Restated Articles of Association and Amended and Restated Memorandum of Association contain certain provisions that can make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of the Company. In addition, the Company has a shareholder rights plan pursuant to which holders of Ordinary Shares are entitled to one preferred share purchase right for each outstanding Ordinary Share they hold, exercisable under certain defined circumstances involving a potential change of control. The foregoing provisions could limit the price that certain investors may be willing to pay in the future for Ordinary Shares.

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

  Dependence on the Cooperation of Cable, Television Broadcasters and Publications. The Gemstar Data Delivery System, which broadcasts data necessary to operate the Company's interactive program guides as well as certain advanced features of VCR Plus+, depends on the cooperation of both cable and television broadcasters. The Company has entered into agreements with television broadcast networks (including ABC, FOX, CBS, NBC, UPN and
PBS), cable program providers (including WGN Superstation, The Family Channel and A&E) and over 500 local television stations to broadcast data needed to support the Gemstar Guide Technology and the other features through the vertical blanking interval, the unused air time between television picture frames. There can be no assurance that these broadcasters, program providers, or local broadcast stations will broadcast the data without error. There can be no assurance that these agreements will not be terminated, and upon expiration, be renewed on terms acceptable to the Company or at all.

  The Company's data broadcast through the vertical blanking interval can be, and has been in certain markets, deleted or modified by local cable operators, so that such data is degraded or unavailable to some consumers. The Company may have to incur additional expense to activate alternative measures to broadcast and allow end-users to receive such data, or the Company may have to enter into further agreements with local cable operators to ensure retransmission of required information. There can be no assurance that alternative measures of broadcasting and receiving data would be acceptable, or that agreements with cable operators could be reached or if reached, that they would be on terms acceptable to the Company. In addition, increased use of digital broadcast satellite or digital cable technology, which does not involve a vertical blanking interval, would require the Gemstar Data Delivery System to be modified to allow receipt of program data in digital form, and there can be no assurances that such system could be so modified in a commercially acceptable manner.

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

Forward-Looking Statements

  This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, that are based on the reasonable expectations and beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words "may," "will," "continue," "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to the following, the Company's ability to have its technologies widely licensed, incorporated and accepted as the technologies of choice; that the Company considers its employee relations to be good; with an increase in programming content and number of accessible channels, the Gemstar Guide Technology will become an increasingly important tool for assisting customers in sorting, selecting and recording television programming; the Company's ability to enter into long-term relationships with a broad range of consumer electronics and other manufacturers, television broadcasters, cable companies and software developers; that the Company's interactive program guides will provide an attractive vehicle for the delivery of advertising to consumers; the proliferation of television programming choices gives rise to the need for consumer electronics devices, including televisions and VCRs; the number of hardware platforms shipped annually which are suitable for Gemstar Guide Technology may be as many as 50 million or more; the size of the television and VCR markets and the competitive pressures within the industry present an opportunity for companies that can provide innovative technologies that both appeal to consumers and are attractive to, and cost-effective for, manufacturers; the consumer demand for systems and technologies that help organize viewing choices provides an opportunity for Gemstar Guide Technology; the Company's ability to work closely with disparate industry participants will contribute to the successful adoption of the Gemstar Guide Technology; the Company's intention to license its technologies for use on other platforms; the Company's belief it can provide additional value-added services to end-users; the design and capabilities of the Gemstar Guide Technology will allow the Company to enter into strategic relationships to target advertisers; the Company's interactive program guides will provide an attractive vehicle for the delivery of advertising and other content to consumers; the ability to enhance existing technologies and introduce new technologies on a competitive basis; the performance and functionality of the Company's PC- and Internet-based guides; the timing of market introductions and the acceptance of new systems; the Company's belief that it is Year 2000 compliant; and the Company's belief that it has a reasonable basis for its tax position with the Internal Revenue Service.

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

ITEM 2. DESCRIPTION OF PROPERTY.

  The Company leases office facilities in Pasadena, California (covering approximately 14,000 square feet); Fremont, California (63,000 square feet); Bedford, Massachusetts (19,000 square feet); Kanata, Canada (19,000 square feet) and Hong Kong (3,000 square feet). The leases have various expiration dates through fiscal year 2003. The Company believes that its facilities are adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes that the Company will be able to secure additional space at reasonable rates.

ITEM 3. LEGAL PROCEEDINGS.

  On October 19, 1993, United Video Satellite Group, Inc. ("United Video") and its Tracker, Inc. subsidiary brought suit against StarSight Telecast, Inc. ("StarSight"), a now wholly owned subsidiary of the Company, in the United States District Court for the Northern District of Oklahoma, seeking a declaratory judgment that its interactive program guide products do not infringe certain of StarSight's patents. StarSight counterclaimed charging infringement of one of the patents. Through subsequent procedural motions, the lawsuit expanded to include a total of ten patents to which StarSight has rights and to federal antitrust claims. The Court has deferred consideration of all of the other claims and counterclaims pending the resolution of the infringement, validity and enforceability issues of one of the patents. A phased bench trial began on May 8, 1996, with United Video essentially presenting its case in chief on the validity and enforceability issues related to this patent. In subsequent proceedings, StarSight presented witnesses relating to the validity, enforceability and infringement of this patent. On February 19, 1999, the Court issued an interloctory decision finding this patent enforceable over United Video's claim that this patent was obtained through inequitable conduct. The Court also ordered the parties to participate in a settlement conference which was held on March 31, 1999. To date there has been no settlement reached by the parties. The Court has not yet ruled on the remaining issues of validity or infringement of this patent.

  On May 17, 1997, StarSight filed a Demand for Arbitration with the American Arbitration Association ("AAA") in San Francisco, California, and by such action commenced an arbitration action against General Instrument, Inc. ("GI"). The claims in the arbitration center upon GI's alleged delay in deploying StarSight-capable set-top boxes, and GI's development of a competing interactive program guide which allegedly uses StarSight patented technology, confidential information and technical information in violation of a License and Technical Assistance Agreement executed by the parties on October 1, 1992. The arbitration is bifurcated into two phases. The first phase generally covers issues related to GI's manufacture and sale of analog cable set-top boxes, while the second phase generally covers issues related to GI's manufacture and sale of digital cable and satellite set-top boxes. The Arbitration Panel is required to issue a separate decision for each of the two phases. The parties have completed a hearing with respect to the first phase. A decision in connection with Phase I is anticipated before the end of August 1999. The hearing on the second phase is scheduled to occur in September 1999.

  On August 5, 1997, TV Data Technologies, Inc. ("TV Data") filed a Demand for Arbitration with the AAA in San Francisco, California, and by such action commenced an arbitration action against StarSight. The claims in the arbitration centered on two agreements whereby TV Data was to provide StarSight with certain television program listing data and television and cable channel lineup information. Effective August 30, 1998, StarSight and TV Data settled the dispute. The settlement provides for a continuation of the business relationship between StarSight and TV Data, but did not require the payment of any damages.

  On July 24, 1998, the Company, together with SuperGuide Corporation and StarSight, filed an action against Prevue Networks, Inc. and, as amended, TCI Communications, Inc. in the United States District Court for the Northern District of California (San Jose Division). The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendants' interactive program guide known as "Preview Interactive." This case was subsequently transferred to the United States District Court for the Northern District of Oklahoma. On December 23, 1998, the Company filed a motion ("Motion To Consolidate") with the Judicial Panel on Multi-district Litigation requesting that this case be consolidated with the Scientific Atlanta, GI and Pioneer cases hereinafter described and transferred to a single Court through the discovery phase of these cases. A hearing on the motion was held and in April 1999, the Judicial Panel ordered that all of the actions pending outside the Northern District of Georgia, except the action against Prevue Networks, Inc., be transferred to the Northern District of Georgia for coordinated or consolidated pretrial proceedings with the action pending in that district (the "MDL Transfer Order"). The initial case management conference by the district court in Georgia has been set to occur on June 29, 1999.

  On November 30, 1998, the Company filed a patent infringement action against GI in the United States District Court for the Northern District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendant's interactive program guide. This action is subject to the MDL Transfer Order.

  On December 1, 1998, the Company filed a patent infringement action against Pioneer Electronic Corp., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc. (collectively "Pioneer") in the United States District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendants' interactive program guide. This action is subject to the MDL Transfer Order.

  On December 3, 1998, Scientific Atlanta, Inc. ("SA") filed an action against the Company in the United States District Court for the Northern District of Georgia. The action alleges that the Company violated federal anti-trust laws and misused certain patents. SA seeks damages, injunctive relief and a declaration that certain patents are unenforceable, not infringed or invalid. This case is subject to the MDL Transfer Order. The Company filed a motion to stay the proceedings pending the outcome of the MDL Transfer Order and the Court granted the Company's motion.

  On December 4, 1998, the Company filed a patent infringement action against SA in the United States District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendant's interactive program guide. This action is subject to the MDL Transfer Order.

  On January 21, 1999, Personalized Media Communications, LLC ("PMC") filed an action against StarSight in the United States District Court for the Southern District of New York seeking to rescind a patent license agreement between the parties. PMC also seeks recovery of damages for the value of certain services it alleges were performed under the license. In April 1999, StarSight filed a motion to stay the action in the district court and to compel arbitration pursuant to the agreement. The motion to stay the action and compel arbitration is currently pending before the District Court.

  On April 22, 1999, SA filed an action against Gemstar International Group Limited and Gemstar Development Corporation in the Northern District of Georgia, alleging infringement of U.S. Patent Nos. 4,885,775, 4,991,011, and 5,477,262, and seeking damages and injunctive relief.

  On June 25, 1999, SA filed an action against StarSight, in the Northern District of Georgia, seeking a declaratory judgement of invalidity and non-infringement of U.S. Patent Nos. 5,479,268 and 4,706,121.

  The United States Internal Revenue Service (the "IRS") has conducted an audit of the federal tax returns for Gemstar Development Corporation ("GDC"), a U.S. subsidiary of the Company, for the years ended March 31, 1991, 1992 and 1993. The IRS has issued a 30-day letter to GDC in which it has proposed adjustments to GDC's taxable income by reallocating income to GDC for revenue related to the Company's VCR Plus+ technology. The Company has filed a protest with the IRS. The Company believes that it has a reasonable basis for its tax position and accordingly plans to vigorously defend its position. While there can be no assurance as to the ultimate outcome of the audit, the Company believes that it has made adequate provision in its consolidated financial statements with respect to the proposed adjustments.

  The Company and its subsidiaries are from time to time also involved in routine legal matters incidental to their businesses. In the opinion of the Company, the resolution of such matters will not have a material effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Nasdaq National Market

  The Company's Ordinary Shares began trading on the Nasdaq National Market ("Nasdaq Stock Market") on October 11, 1995, under the symbol GMSTF. After receiving authorization from the Nasdaq Stock Market for the removal of the foreign designation "F" from its symbol, effective February 10, 1999, the Company began trading under the symbol GMST. The sole market for the Company's Ordinary Shares continues to be the Nasdaq Stock Market in the United States. The Ordinary Shares of the Company are not currently traded on any non-United States trading market.

  In April 1999, the Board of Directors of the Company approved a two-for-one stock split in the form of a stock dividend to record holders as of April 30, 1999 (the "Record Date"). In connection with the stock split, each stockholder of the Company received one additional Ordinary Share of the Company for each outstanding Ordinary Share owned at the close of business on the Record Date. Stock certificates representing the additional shares of Ordinary Shares issued in connection with the stock split were mailed to the stockholders of record as of the Record Date on May 14, 1999.

  The following table sets forth, for the quarterly periods of the previous two fiscal years, the high and low sales prices per share of Ordinary Shares on the Nasdaq Stock Market as reported by Nasdaq and as adjusted for the Company's two-for-one stock split completed in May 1999:

                                                                   High   Low
                                                                  ------ ------
   Fiscal Year Ended March 31, 1998
     First Quarter............................................... $10.75 $ 5.00
     Second Quarter..............................................  12.75   7.56
     Third Quarter...............................................  13.06   9.31
     Fourth Quarter..............................................  18.69  10.38
   Fiscal Year Ended March 31, 1999
     First Quarter............................................... $22.88 $14.38
     Second Quarter..............................................  24.13  15.50
     Third Quarter...............................................  34.59  19.25
     Fourth Quarter..............................................  37.94  27.75

  The reported closing sales price of the Company's Ordinary Shares on the Nasdaq Stock Market on June 14, 1999 was $56. As of June 14, 1999, there were 99,938,000 Ordinary Shares outstanding and approximately 200 holders of record.

Dividends

  The Company has not paid any dividends since its Ordinary Shares began trading on the Nasdaq Stock Market. The Company's Board of Directors has no current plans to pay cash dividends. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

  The Company acquired VideoGuide, Inc. ("VideoGuide") and StarSight Telecast, Inc. ("StarSight") in December 1996 and May 1997, respectively. Both acquisitions were accounted for under the pooling of interests method and accordingly, the Company's historical consolidated financial statements were restated for all periods through the year ended March 31, 1997 to include the accounts and results of operations of VideoGuide and StarSight. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of these business combinations. The following information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                             Year ended March 31,
                                  ----------------------------------------------
                                    1995      1996     1997      1998     1999
                                  --------  --------  -------  -------- --------
                                     (in thousands, except per share data)
Statement of Operations Data:
Revenues........................  $ 41,814  $ 55,365  $82,997  $126,552 $166,456
Operating costs and expenses:
  Selling and marketing.........    24,970    68,923   45,924    30,993   33,588
  Research and development......    16,169    17,462   16,286    13,372   13,832
  General and administrative....    27,827    25,162   25,558    18,693   21,821
  Nonrecurring expenses(1)......       --        --       --     11,713    1,851
                                  --------  --------  -------  -------- --------
   Operating income (loss)......   (27,152)  (56,182)  (4,771)   51,781   95,364
Other income, net...............     2,391     2,650    5,156     7,359    8,740
                                  --------  --------  -------  -------- --------
Income (loss) from continuing
 operations before income
 taxes..........................   (24,761)  (53,532)     385    59,140  104,104
Income taxes....................     3,681     5,497    8,369    20,433   30,189
                                  --------  --------  -------  -------- --------
Income (loss) from continuing
 operations.....................   (28,442)  (59,029)  (7,984)   38,707   73,915
Income from discontinued
 operations(2)..................     5,197       --       --        --       --
                                  --------  --------  -------  -------- --------
Net income (loss)...............  $(23,245) $(59,029) $(7,984) $ 38,707 $ 73,915
                                  ========  ========  =======  ======== ========
Basic earnings (loss) per
 share(3):
  Income (loss) from continuing
   operations...................  $  (0.36) $  (0.70) $ (0.09) $   0.41 $   0.76
  Income from discontinued
   operations...................      0.07       --       --        --       --
                                  --------  --------  -------  -------- --------
  Net income (loss).............  $  (0.29) $  (0.70) $ (0.09) $   0.41 $   0.76
                                  ========  ========  =======  ======== ========
Weighted average shares
 outstanding(3).................    79,584    83,857   93,413    95,309   97,548
                                  ========  ========  =======  ======== ========
Diluted earnings (loss) per
 share(3):
  Income (loss) from continuing
   operations...................  $  (0.36) $  (0.70) $ (0.09) $   0.38 $   0.66
  Income from discontinued
   operations...................      0.07       --       --        --       --
                                  --------  --------  -------  -------- --------
  Net income (loss).............  $  (0.29) $  (0.70) $ (0.09) $   0.38 $   0.66
                                  ========  ========  =======  ======== ========
Weighted average shares
 outstanding, assuming
 dilution(3)....................    79,584    83,857   93,413   101,526  112,486
                                  ========  ========  =======  ======== ========
                                                   March 31,
                                  ----------------------------------------------
                                    1995      1996     1997      1998     1999
                                  --------  --------  -------  -------- --------
                                                (in thousands)
Balance Sheet Data:
Working capital.................  $ 25,700  $ 25,477  $53,976  $110,446 $189,941
Total assets....................    64,457    96,513  131,276   186,078  253,164
Shareholders' equity(4).........    39,916    34,246   53,717   103,482  183,971

--------
(1) Nonrecurring expenses for the year ended March 31, 1998 consisted of merger related costs incurred as a result of the acquisition of StarSight. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of this business combination. Nonrecurring expenses for the year ended March 31, 1999 consisted of costs incurred in defending the Company against a hostile takeover.
(2) Discontinued operations for the year ended March 31, 1995 included a nonrecurring tax benefit of $8.1 million.
(3) All share and per share data has been adjusted for the two-for-one stock split completed in May 1999.
(4) Cash dividend of $0.06 per Ordinary Share was declared in the year ended March 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

  The Company develops, markets and licenses proprietary technologies and systems that simplify and enhance consumers' interaction with electronics products and other platforms that deliver video, programming information and other data. The Company's primary source of revenues to date has been license fees paid by consumer electronics manufacturers and publications for the licensing of the VCR Plus+ technology and the right to print the PlusCode Numbers, respectively, and to a lesser extent, licensing of the Gemstar Guide Technology. The Company pursues a licensing strategy for its VCR Plus+ system and Gemstar Guide Technology wherein the Company is paid on-going per unit license fees and, in certain instances, one-time, up-front license fees. In addition, the Company pursues a recurring revenue model for its proprietary Gemstar Guide Technology wherein the Company receives revenues from the delivery of advertising and promotion displayed on the guides, from sponsorship of guide pages and from data services and interactive transactions accessed through the guide. To date the Company has not realized significant revenues from advertising and sponsorship.

  Revenues from up front license fees and annual license fees are recognized ratably over the term of the particular license. Revenues from on-going per unit license fees are recognized when payments are due, and generally, when payments are actually received from the licensee. Revenues from advertising will be recognized generally when delivered on an "impression" based program or ratably over the term of the agreement, in the case of charter sponsorships.

  The Company acquired VideoGuide, Inc. ("VideoGuide") and StarSight Telecast, Inc. ("StarSight") in December 1996 and May 1997, respectively. Both acquisitions were accounted for under the pooling of interests method and accordingly, the Company's historical consolidated financial statements were restated for all periods through the year ended March 31, 1997 to include the accounts and results of operations of VideoGuide and StarSight. Both VideoGuide and StarSight incurred substantial operating losses since their inception through the date of acquisition by the Company. Due to these losses, the restated financial results as reported contain significant marketing, research and development, and general and administrative expenses resulting in operating losses for all periods through the year ended March 31, 1997.

 Recent Developments

  In March 1999, the Company entered into a joint venture with Dentsu Inc. and Tokyo News Service Limited. The joint venture, named Interactive Program Guide Inc., was formed to pursue interactive services, including advertising, promotion, sponsorship and transaction opportunities on the Company's interactive program guides in Japan. The Company owns a majority interest in Interactive Program Guide Inc. and, additionally, will receive a percentage of sales as royalty.

  In April 1999, the Company entered into a long-term agreement with PageNet for broadcasting Gemstar's interactive program guides and other data on PageNet's nationwide wireless communications network. The Company expects one-way transmission to be available for televisions equipped with the interactive program guides in the year 2000, and two-way interactive communication to be available in the year 2001.

  In May 1999, the Company entered into a long-term licensing agreement with AOL to use the Company's technology and intellectual property to develop and deploy AOL TV electronic programming guides.

  In April 1999, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend which was paid on May 14, 1999 to holders of record as of April 30, 1999. All share, per share, stock option and warrant amounts herein have been retroactively restated to reflect the effect of the stock split.

Results of Operations

  The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. The following table presents the Company's results of operations for the years ended March 31, 1997, 1998 and 1999. The results of operations for the year ended March 31, 1997 have been restated for the effects of the acquisitions of VideoGuide and StarSight accounted for under the pooling of interests method.

                         Statement of Operations Data
                                (in thousands)

                                                       Year ended March 31,
                                                     --------------------------
                                                      1997      1998     1999
                                                     -------  -------- --------
   Revenues......................................... $82,997  $126,552 $166,456
   Operating costs and expenses:
     Selling and marketing..........................  45,924    30,993   33,588
     Research and development.......................  16,286    13,372   13,832
     General and administrative.....................  25,558    18,693   21,821
     Nonrecurring expenses..........................     --     11,713    1,851
                                                     -------  -------- --------
       Operating income (loss)......................  (4,771)   51,781   95,364
   Other income, net................................   5,156     7,359    8,740
                                                     -------  -------- --------
       Income before income taxes...................     385    59,140  104,104
   Income taxes.....................................   8,369    20,433   30,189
                                                     -------  -------- --------
       Net income (loss)............................ $(7,984) $ 38,707 $ 73,915
                                                     =======  ======== ========

 Revenues

  Revenues were $166.5 million, $126.6 million and $83.0 million for fiscal years 1999, 1998 and 1997, respectively. The increase in revenues of 32% in fiscal year 1999 and 52% in fiscal year 1998 was due primarily to the continued increase in unit shipments incorporating the VCR Plus+ technology worldwide and an increase in revenues associated with the expansion of the Gemstar Guide Technology from the consumer electronics industry into the cable, telecommunications, satellite and personal computer industries.

 Selling and Marketing Expenses

  Selling and marketing expenses consist of advertising and marketing program costs, contracted services and salaries of marketing personnel, as well as operational costs required to support the interactive program guide data broadcast system and content requirements.

  Selling and marketing expenses were $33.6 million, $31.0 million and $45.9 million for fiscal years 1999, 1998 and 1997, respectively. The increase of 8% in fiscal year 1999 was due primarily to marketing and support costs associated with the Gemstar Guide Technology. The decrease of 33% in fiscal year 1998 was due primarily to a reduction in marketing, selling and support costs as well as personnel costs associated with activities related to StarSight and VideoGuide services.

 Research and Development Expenses

  Research and development expenses were $13.8 million, $13.4 million and $16.3 million for fiscal years 1999, 1998 and 1997, respectively. Expenses increased slightly in fiscal year 1999. The decrease of 18% in fiscal year 1998 was due to lower development costs associated with realized synergies of the combined companies and cost control measures implemented by the Company after the acquisitions.

 General and Administrative Expenses

  General and administrative expenses were $21.8 million, $18.7 million and $25.6 million for fiscal years 1999, 1998 and 1997, respectively. The increase of 17% in fiscal year 1999 was due primarily to an increase in personnel cost to support the Company's licensing business as well as legal expenses associated with various litigation matters. The decrease of 27% in fiscal year 1998 was attributable to lower personnel and operational costs associated with realized synergies of the combined companies; a reduction in legal expenses due to the elimination of the litigation between the Company and StarSight; and cost control measures implemented by the Company after the acquisitions.

 Nonrecurring Expenses

  The Company recorded a nonrecurring charge of $1.9 million in fiscal year 1999 associated with defending the Company against a hostile takeover. As a result of the acquisition of StarSight, the Company recorded merger related costs totaling $11.7 million in fiscal year 1998. These costs were comprised of fees for financial advisors, attorneys, and accountants; severance and other transaction costs.

 Income Taxes

  Income taxes were $30.2 million, $20.4 million and $8.4 million for fiscal years 1999, 1998 and 1997, respectively. The Company's effective tax rate was 29% in fiscal year 1999 and 35% in fiscal year 1998. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from year to year. Certain income tax benefits included in income taxes for fiscal year 1997 were limited due to uncertainty regarding the realization of net operating loss carryforwards, tax credit carryforwards, and temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

Liquidity and Capital Resources

  At March 31, 1999, the Company had cash and cash equivalents and short-term marketable securities totaling $214.0 million and working capital of $189.9 million. Net cash provided by operating activities was $65.1 million, $55.5 million and $14.4 million for fiscal years 1999, 1998 and 1997, respectively. The increases in net cash provided by operating activities in fiscal years 1999 and 1998 were primarily the result of increased earnings and timing of payments.

  Net cash used in investing activities was $33.3 million for fiscal year 1999, comprised of net purchases of marketable securities of $29.4 million and additions to property and equipment and intangible assets of $3.9 million. Net cash provided by investing activities was $33.4 million for fiscal year 1998, comprised of net proceeds from marketable securities of $46.1 million offset by additions to property and equipment and intangible assets of $12.7 million. Additions to intangible assets in fiscal year 1998 consisted primarily of a one-time payment for the purchase of patents and invention rights related to the interactive program guide technology. Net cash used in investing activities was $50.1 million for fiscal year 1997, comprised of net purchases of marketable securities of $47.0 million and additions to property and equipment and intangible assets of $3.2 million.

  Net cash used in financing activities was $0.9 million for fiscal year 1999, compared to net cash provided by financing activities of $4.7 million and $33.5 million for fiscal years 1998 and 1997, respectively. Proceeds from stock option exercises were $17.5 million, $17.5 million and $0.9 million in fiscal years 1999, 1998 and 1997, respectively. Proceeds from a warrant exercise totaled $10.0 million in fiscal year 1999. The Company received proceeds of $32.6 million in fiscal year 1997 from private and public sales of the Company's Ordinary Shares. Purchases of treasury stock totaled $28.4 million in fiscal year 1999. The Company repurchased a warrant to purchase 1.2 million Ordinary Shares from the warrant holder for $12.8 million in fiscal year 1998, as adjusted for the stock split affected in May 1999.

  In August 1998, the Company's Board of Directors authorized the repurchase by the Company of up to $100 million of its Ordinary Shares. As of March 31, 1999, the Company has repurchased 1.4 million Ordinary Shares for $28.4 million, as adjusted for the stock split affected in May 1999.

  The Company does not have any material commitments for capital expenditures. The Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital and capital expenditure requirements in the foreseeable future.

Recent Accounting Pronouncements

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the various types of costs incurred for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. This statement is effective for fiscal years beginning after December 15, 1998. The Company believes that adoption of this statement will not have a significant effect on its consolidated results of operations or financial position.

  In April 1998, the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The Company believes that adoption of this statement will not have a significant effect on its consolidated results of operations or financial position.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 1999. The Company does not have any derivative instruments or hedging activities and accordingly, believes that adoption of SFAS No. 133 will not have a significant effect on its consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding this item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, March 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding this item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, March 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding this item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, March 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding this item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, March 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements

  See Index to Consolidated Financial Statements on page F-1.

  (a)(2) Exhibits

 Exhibit
 Number                           Document Description
 -------                          --------------------
  2.1    Parent Significant Shareholder Agreement, dated as of December 23,
          1996, by and among StarSight Telecast, Inc., a California
          corporation, and certain significant shareholders of Gemstar
          International Group Limited.(2)

  2.2 Agreement and Plan of Merger, dated as of December 23, 1996, by and among Gemstar International Group Limited, a British Virgin Islands corporation, StarSight Telecast, Inc., a California corporation, and G/S Acquisition Subsidiary, a California corporation.(2)

  3.1    Amended and Restated Memorandum of Association of the Company.(5)

  3.2    Amended and Restated Articles of Association of the Company.(5)

 10.1    Patent Assignment Agreement, dated as of March 15, 1994, between
          Gemstar Development Corporation and Roy J. Mankovitz. (Confidential treatment requested).(1)

 10.2    Contract Engineering Agreement (undated) between Hilite, Inc. and
          Gemstar Development Corporation. (Confidential treatment requested).(1)

 10.3    Contract Engineering Agreement (undated) between Hilite, Inc. and
          Gemstar Holdings Limited. (Confidential treatment requested).(1)

 10.4    Contract Engineering Agreement (undated) between Hilite, Inc. and
          Index Systems, Inc. (Confidential treatment requested).(1)

 10.5    Form of Option Exercise and Assignment Agreement, dated March 16,
          1994, between Gemstar Development Corporation and each of Henry C.
          Yuen, Wilson K.C. Cho and Daniel S.W. Kwoh.(1)

 10.6(a) Exclusive Representation Agreement, dated July 30, 1990, between
          Gemstar Development Corporation and United Feature Syndicate, Inc.
          (Confidential treatment requested).(1)

 10.6(b) Exclusive Representation Agreement, dated May 20, 1991, between
          Gemstar Development Corporation and United Feature Syndicate, Inc., together with First Amendment to Exclusive Representation Agreement, dated March 4, 1994. (Confidential treatment requested).(1)

 10.6(c) Exclusive Representation Agreement, dated March 21, 1994, between
          Gemstar Development Corporation and United Feature Syndicate, Inc.
          (Confidential treatment requested).(1)

 10.7    Registration Rights Agreement, dated August 16, 1995, between Gemstar
          International Group Limited and the Shareholders of E Guide, Inc.(1)

 10.8    Company Significant Shareholder Agreement, dated as of December 23,
          1996, by and among Gemstar International Group Limited, a British
          Virgin Islands corporation, and certain significant shareholders of StarSight Telecast, Inc.(2)

 10.9 Company Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and Gemstar International Group Limited, a British Virgin Islands corporation.(2)

 10.10   Parent Option Agreement, dated as of December 23, 1996, by and between
          StarSight Telecast, Inc., a California corporation, and Gemstar
          International Group Limited, a British Virgin Islands corporation.(2)

 Exhibit
 Number                           Document Description
 -------                          --------------------
 10.11   TDN, Inc., Stockholders Agreement, dated as of October 31, 1997, by and among TDN, Inc., a Delaware corporation, Gemstar Marketing, Inc., a California corporation, and Thomson Consumer Electronics, Inc., a
          Delaware corporation.(3)

 10.12   Cost and Reimbursement Support Agreement, dated as of October 31,
          1997, by and among TDN, Inc., a Delaware corporation, and Gemstar
          International Group Limited.(3)

 10.13 Definitive Agreement, dated as of January 9, 1998, by and among Gemstar International Group Limited, StarSight Telecast, Inc., a
          California corporation, and Microsoft Corporation, a Washington corporation.(3)

 10.14 Rescission Agreement, dated as of January 9, 1998, by and between StarSight Telecast, Inc., a California corporation, and Microsoft
          Corporation, a Washington corporation.(3)

 21      Material Subsidiaries of Gemstar.(7)

 23.1    Consent of KPMG LLP.(7)

 23.2    Consent Deloitte & Touche LLP.(7)

 27      Financial Data Schedule.(7)

 99.1    1994 Stock Incentive Plan, as amended.(1)

 99.2    Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Henry C. Yuen, as amended. (Confidential treatment requested).(1)

 99.3    Employment Agreement, dated August 1995, between Gemstar International
          Group Limited and Thomas L.H. Lau.(1)

 99.4    Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Daniel S.W. Kwoh, as amended. (Confidential treatment requested).(1)

 99.5    Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Roy J. Mankovitz, as amended. (Confidential treatment requested).(1)

 99.6    Employment Agreement, dated August 16, 1995, between Pros Technology
          Limited and Wilson K.C. Cho. (Confidential treatment requested).(1)

 99.7    Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Elsie Ma Leung, as amended.(1)

 99.8    Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Larry Goldberg, as amended.(1)

 99.9 Amendment to Subsection 1.4(a) of 1994 Stock Incentive Plan, as amended.(1)

 99.10   Amendment to 1994 Stock Incentive Plan, as amended, adopted on March
          12, 1998.(4)

 99.11   Amended and Restated Employment Agreement, effective as of January 7,
          1998 among Gemstar International Group Limited, Gemstar Development
          Corporation and Henry C. Yuen.(6)

 99.12 Amended and Restated Employment Agreement, dated as of March 31, 1998, among Gemstar International Group Limited, Gemstar Development
          Corporation and Elsie Leung.(6)

--------
(1) Previously filed as part of Form F-1 Registration Statement of the Company (33-79016), which was declared effective on October 10, 1995, and incorporated herein by reference.

(2) Previously filed as part of Form F-4 Registration Statement of the Company (333-6790). which was declared effective on April 15, 1997, and incorporated herein by reference.

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

(7) Filed herewith.

  (b) Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GEMSTAR INTERNATIONAL GROUP LIMITED
                                                      (Registrant)

                                                 /s/ Henry C. Yuen
Date: June 29, 1999                       By: _________________________________
                                                      Henry C. Yuen
                                             Chairman of the Board, Chief
                                              Executive Officer,
                                                 President and Director
                                              (Principal Executive Officer)

                                                 /s/ Elsie Ma Leung
Date: June 29, 1999                       By: _________________________________
                                                     Elsie Ma Leung
                                          Chief Financial Officer and Director
                                             (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Henry C. Yuen             Chairman of the Board Chief    June 29, 1999
____________________________________  Executive Officer,
           Henry C. Yuen              President and Director

       /s/ Elsie Ma Leung            Chief Financial Officer and    June 29, 1999
____________________________________  Director
           Elsie Ma Leung

                                     Director                       June 29, 1999
____________________________________
          Thomas L. H. Lau

     /s/ George F. Carrier           Director                       June 29, 1999
____________________________________
         George F. Carrier

      /s/ Teruyuki Toyama            Director                       June 29, 1999
____________________________________
          Teruyuki Toyama

                                     Director                       June 29, 1999
____________________________________
           James E. Meyer

     /s/ Douglas B. Macrae           Director                       June 29, 1999
____________________________________
         Douglas B. Macrae

      /s/ Perry A. Lerner            Director                       June 29, 1999
____________________________________
          Perry A. Lerner


                      GEMSTAR INTERNATIONAL GROUP LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Reports............................................  F-2
Consolidated Balance Sheets as of March 31, 1998 and 1999................  F-4
Consolidated Statements of Operations for each of the years in the three-
 year period ended March 31, 1999........................................  F-5
Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended March 31, 1999..............................  F-6
Consolidated Statements of Cash Flows for each of the years in the three-
 year period ended March 31, 1999........................................  F-7
Notes to Consolidated Financial Statements...............................  F-8

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Gemstar International Group Limited:

  We have audited the accompanying consolidated balance sheets of Gemstar International Group Limited and subsidiaries as of March 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We did not audit the financial statements of StarSight Telecast, Inc., a company acquired by Gemstar International Group Limited in a business combination accounted for as a pooling of interests on May 8, 1997 as described in note 2 to the consolidated financial statements, which statements reflect total revenues of $8,698,000 for the year ended December 31, 1996. Those statements, before the effects of conforming adjustments that were applied to restate such financial statements, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for StarSight Telecast, Inc., is based solely on the report of the other auditors. As described in note 2 to the consolidated financial statements, subsequent to the issuance of the report of the other auditors, the financial statements of StarSight Telecast, Inc. were restated to conform to the accounting policies and fiscal year of Gemstar International Group Limited for the year ended March 31, 1997.

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

  In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gemstar International Group Limited and subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999 in conformity with generally accepted accounting principles.

  We also audited the combination including the conforming adjustments for accounting policies and fiscal year of the accompanying consolidated statements of operations and cash flows for the year ended March 31, 1997 after restatement for the pooling of interests on May 8, 1997. In our opinion, such consolidated financial statements have been properly combined on the basis described in note 2 to the consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
May 9, 1999

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
StarSight Telecast, Inc.:

  We have audited the statement of operations of StarSight Telecast, Inc. ("StarSight"), and the related statements of shareholders' equity and cash flows for the year ended December 31, 1996, not presented separately herein, prior to restatement to conform StarSight's accounting policies and fiscal year to those of Gemstar International Group Limited. These financial statements are the responsibility of StarSight's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such financial statements referred to above present fairly, in all material respects, the results of operations of and cash flows of StarSight for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche, LLP

San Francisco, California
March 7, 1997

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                March 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $153,517  $184,334
  Marketable securities....................................    4,343    29,711
  Prepaid expenses and other current assets................    5,580    12,899
                                                            --------  --------
    Total current assets...................................  163,440   226,944
Property and equipment, net................................    3,769     2,719
Intangible assets, net.....................................   16,543    16,978
Marketable securities......................................      --      4,002
Other assets...............................................    2,326     2,521
                                                            --------  --------
                                                            $186,078  $253,164
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses.................... $ 29,766  $ 23,527
  Current portion of deferred revenue......................   23,228    13,476
                                                            --------  --------
    Total current liabilities..............................   52,994    37,003
Deferred revenue, less current portion.....................   14,877       550
Deferred income taxes......................................   13,664    30,429
Other liabilities..........................................    1,061     1,211
Shareholders' equity:
  Preference Shares, par value $.01 per share. Authorized
   50,000 shares, none issued..............................      --        --
  Ordinary Shares, par value $.01 per share. Authorized
   500,000 shares; issued 96,822 shares at March 31, 1998
   and 100,507 shares at March 31, 1999....................      968     1,005
  Additional paid-in capital...............................  196,727   231,799
  Accumulated deficit......................................  (94,081)  (20,166)
  Accumulated other comprehensive loss.....................     (132)     (228)
  Treasury stock, at cost (none at March 31, 1998 and 1,395
   shares at March 31, 1999)...............................      --    (28,439)
                                                            --------  --------
    Net shareholders' equity...............................  103,482   183,971
Commitments and contingencies (note 7).....................
                                                            --------  --------
                                                            $186,078  $253,164
                                                            ========  ========

          See accompanying Notes to Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                      Year ended March 31,
                                                    --------------------------
                                                     1997      1998     1999
                                                    -------  -------- --------
Revenues........................................... $82,997  $126,552 $166,456
Operating costs and expenses:
  Selling and marketing............................  45,924    30,993   33,588
  Research and development.........................  16,286    13,372   13,832
  General and administrative.......................  25,558    18,693   21,821
  Nonrecurring expenses............................     --     11,713    1,851
                                                    -------  -------- --------
    Operating income (loss)........................  (4,771)   51,781   95,364
Other income, net..................................   5,156     7,359    8,740
                                                    -------  -------- --------
    Income before income taxes.....................     385    59,140  104,104
Income taxes.......................................   8,369    20,433   30,189
                                                    -------  -------- --------
    Net income (loss).............................. $(7,984) $ 38,707 $ 73,915
                                                    =======  ======== ========
Basic earnings (loss) per share.................... $ (0.09) $   0.41 $   0.76
                                                    =======  ======== ========
Diluted earnings (loss) per share.................. $ (0.09) $   0.38 $   0.66
                                                    =======  ======== ========
Weighted average shares outstanding................  93,413    95,309   97,548
Dilutive effect of:
  Stock options....................................     --      5,455   14,219
  Warrants.........................................     --        762      719
                                                    -------  -------- --------
Weighted average shares outstanding, assuming
 dilution..........................................  93,413   101,526  112,486
                                                    =======  ======== ========


          See accompanying Notes to Consolidated Financial Statements.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)

                           Ordinary                                         Accumulated
                            Shares     Additional                              other     Treasury stock         Net
                        --------------  paid-in   Accumulated   Unearned   comprehensive ----------------  shareholders'
                        Shares  Amount  capital     deficit   compensation     loss      Shares   Amount      equity
                        ------- ------ ---------- ----------- ------------ ------------- ------  --------  -------------
Balances at March 31,
1996..................   88,411 $  884  $151,445   $(117,657)    $ (371)       $ (55)       --   $    --     $ 34,246
Comprehensive income:
 Net loss.............      --     --        --       (7,984)       --            --        --        --       (7,984)
 Equity adjustment
 from foreign
 currency
 translation..........      --     --        --          --         --           (35)       --        --         (35)
                                                                                                             --------
   Total comprehensive
   income.............                                                                                         (8,019)
                                                                                                             --------
Issuance of Ordinary
Shares................    4,757     48    32,558         --         --            --        --        --       32,606
Exercise of stock
options...............      434      4       852         --         --            --        --        --          856
Adjustment for change
in StarSight Telecast,
Inc. year end.........      --     --        --       (7,147)       --            --        --        --      (7,147)
Compensatory repricing
of stock option
grant.................      --     --      1,027         --      (1,027)          --        --        --          --
Compensatory stock
option grants.........      --     --        165         --        (165)          --        --        --          --
Amortization of
unearned
compensation..........      --     --        --          --       1,175           --        --        --        1,175
                        ------- ------  --------   ---------     ------        -----     ------  --------    --------
Balances at March 31,
1997..................   93,602    936   186,047    (132,788)      (388)         (90)       --        --       53,717
Comprehensive income:
 Net income...........      --     --        --       38,707        --            --        --        --       38,707
 Equity adjustment
 from foreign
 currency
 translation..........      --     --        --          --         --           (42)       --        --         (42)
                                                                                                             --------
   Total comprehensive
   income.............                                                                                         38,665
                                                                                                             --------
Exercise of stock
options...............    3,220     32    17,487         --         --            --        --        --       17,519
Tax benefit associated
with stock options....      --     --      6,000         --         --            --        --        --        6,000
Repurchase of
warrant...............      --     --    (12,807)        --         --            --        --        --      (12,807)
Amortization of
unearned
compensation..........      --     --        --          --         388           --        --        --          388
                        ------- ------  --------   ---------     ------        -----     ------  --------    --------
Balances at March 31,
1998..................   96,822    968   196,727     (94,081)       --          (132)       --        --      103,482
Comprehensive income:
 Net income...........      --     --        --       73,915        --            --        --        --       73,915
 Equity adjustment
 from foreign
 currency
 translation..........      --     --        --          --         --           (96)       --        --         (96)
                                                                                                             --------
   Total comprehensive
   income.............                                                                                         73,819
                                                                                                             --------
Exercise of stock
options...............    2,473     25    17,484         --         --            --        --        --       17,509
Tax benefit associated
with stock options....      --     --      7,600         --         --            --        --        --        7,600
Exercise of warrant...    1,212     12     9,988         --         --            --        --        --       10,000
Purchases of treasury
stock.................      --     --        --          --         --            --     (1,395)  (28,439)    (28,439)
                        ------- ------  --------   ---------     ------        -----     ------  --------    --------
Balances at March 31,
1999..................  100,507 $1,005  $231,799   $ (20,166)    $  --         $(228)    (1,395) $(28,439)   $183,971
                        ======= ======  ========   =========     ======        =====     ======  ========    ========

         See accompanying Notes to Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands, except share data)

                                                      Year ended March 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
Cash flows from operating activities:
  Net income (loss)..............................  $ (7,984) $ 38,707  $ 73,915
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization................     3,953     4,389     4,534
    Deferred income taxes........................     2,754     9,365    16,765
    Amortization of unearned compensation........     1,175       388       --
    Tax benefit associated with stock options....       --      6,000     7,600
    Changes in assets and liabilities:
      Prepaid expenses and other assets..........     1,952       999    (7,514)
      Accounts payable, accrued expenses and
       other liabilities.........................    (6,654)  (13,176)   (6,089)
      Deferred revenue...........................    19,192     8,848   (24,079)
                                                   --------  --------  --------
        Net cash provided by operating
         activities..............................    14,388    55,520    65,132
                                                   --------  --------  --------
Cash flows from investing activities:
  Purchases of marketable securities.............   (71,387)  (18,480)  (60,833)
  Maturities of marketable securities............    24,425    64,618    31,463
  Additions to property and equipment............    (1,910)     (781)     (527)
  Additions to intangible assets.................    (1,252)  (11,939)   (3,392)
                                                   --------  --------  --------
        Net cash provided by (used in) investing
         activities..............................   (50,124)   33,418   (33,289)
                                                   --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of Ordinary Shares......    32,606       --        --
  Proceeds from exercise of stock options........       856    17,519    17,509
  Proceeds from exercise of warrant..............       --        --     10,000
  Repurchase of warrant..........................       --    (12,807)      --
  Purchases of treasury stock....................       --        --    (28,439)
                                                   --------  --------  --------
        Net cash provided by (used in) financing
         activities..............................    33,462     4,712      (930)
                                                   --------  --------  --------
Effect of exchange rate changes on cash and cash
 equivalents.....................................       (35)      (42)      (96)
                                                   --------  --------  --------
        Net increase (decrease) in cash and cash
         equivalents.............................    (2,309)   93,608    30,817
Cash and cash equivalents at beginning of year...    69,365    59,909   153,517
Adjustment for change in StarSight Telecast, Inc.
 year end........................................    (7,147)      --        --
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $ 59,909  $153,517  $184,334
                                                   ========  ========  ========
Supplemental disclosures of cash flow
 information:
  Cash paid for income taxes.....................  $  6,128  $  4,740  $  5,734
                                                   ========  ========  ========

Supplemental disclosure of noncash investing and financing activities:

  On December 12, 1996, the Company acquired all of the outstanding capital stock of VideoGuide, Inc. for 933,000 Ordinary Shares of the Company (note 2).

  On May 8, 1997, the Company acquired all of the outstanding capital stock of StarSight Telecast, Inc. for 31.1 million Ordinary Shares of the Company (note
2).

          See accompanying Notes to Consolidated Financial Statements.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years ended March 31, 1997, 1998 and 1999

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

  The Company acquired all of the outstanding capital stock of VideoGuide, Inc. ("VideoGuide") and StarSight Telecast, Inc. ("StarSight") on December 12, 1996 and May 8, 1997, respectively (note 2). Both mergers have been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the year ended March 31, 1997 have been restated to include the accounts and results of operations of VideoGuide and StarSight.

 Principles of Consolidation

  The consolidated financial statements include the financial statements of Gemstar International Group and its wholly and majority owned subsidiaries. For all periods presented the minority interest in majority owned subsidiaries was immaterial. All significant intercompany balances and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

  For purposes of the consolidated statements of cash flows, cash and cash equivalents include all highly liquid investments, such as certificates of deposit and commercial papers, with original maturities of three months or less. Cash and cash equivalents are maintained with several high credit quality financial institutions. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash and cash equivalents.

 Marketable Securities

  The Company accounts for its investments in marketable securities under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). Under SFAS No. 115, the Company must classify its investments in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the intent and ability to hold until maturity. All other securities not included in trading or held-to-maturity categories are classified as available-for-sale. The Company has classified all its investments in marketable securities as held-to-maturity securities. Accordingly, the marketable securities are stated at amortized cost.

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

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies and Practices (Continued)

 Property and Equipment

  Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

   Machinery and equipment..... 3 to 8 years
   Office furniture and
    equipment.................. 3 to 8 years
   Property and leasehold
    improvements............... Shorter of estimated useful life or lease term

 Intangible Assets

  Intangible assets consist of capitalized patent and trademark costs and goodwill. Capitalized patent and trademark costs consist of direct costs associated with obtaining and defending patents and trademarks. Patent and trademark costs are amortized on a straight line basis over the estimated useful lives of seven to ten years. Goodwill, which represents the excess of cost over net assets acquired, is amortized on a straight line basis over five years.

 Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  The Company accounts for its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 Accounting for Stock Options

  The Company accounts for its stock option plan under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") by electing to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and providing pro forma disclosures regarding net income and earnings per share as if the fair value method defined in SFAS No. 123 had been applied.

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

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies and Practices (Continued)

 Fair Value of Financial Instruments

  Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts payable and accrued expenses approximate their fair value because of their short maturities. The fair values of marketable securities are based on quoted market prices which approximates cost (note 6).

 Revenue Recognition

  Revenues from up front license fees and annual license fees are recognized ratably over the term of the particular license. Revenues from on-going per unit license fees are recognized when payments are due, and generally, when payments are actually received from the licensee.

 Research and Development Costs

  Research and development costs related to the design, development and testing of new systems, applications and technologies are charged to expense as incurred.

 Nonrecurring Expenses

  The Company recorded a nonrecurring charge of $1.9 million in the year ended March 31, 1999, associated with defending the Company against a hostile takeover. As a result of the acquisition of StarSight, the Company recorded merger related costs totaling $11.7 million in the year ended March 31, 1998. These costs were comprised of fees for financial advisors, attorneys and accountants; severance and other transaction costs (note 2).

 Net Interest Income

  Net interest income, included in other income, net, totaled $5,084,000, $6,983,000 and $9,075,000 for each of the years in the three-year period ended March 31, 1999.

 Income Taxes

  The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires that deferred income taxes be recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Changes in tax rates and laws are reflected in income in the period such changes are enacted.

 Earnings (Loss) Per Share

  Basic earnings (loss) per share is computed using the weighted average number of Ordinary Shares outstanding during the period. Diluted earnings
(loss) per share includes the dilutive effect of stock options and warrants using the treasury stock method. Stock options and warrants to purchase 16,416,000 Ordinary Shares were outstanding at March 31, 1997, but were not included in the computation of diluted earnings (loss) per share for the year ended March 31, 1997, because the Company had a net loss for the year and therefore, the effect would be antidilutive.

 Stock Split

  On April 11, 1999, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend payable on May 14, 1999 to holders of record as of April 30, 1999. All share, per share, stock option and warrant amounts herein have been retroactively restated to reflect the effect of this split.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies and Practices (Continued)

 Comprehensive Income

  Effective April 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements, however it has no impact on the Company's net income or shareholders' equity. During the years ended March 31, 1997, 1998 and 1999, comprehensive income consisted of net income and the equity adjustment from foreign currency translation. Accumulated other comprehensive loss presented on the accompanying consolidated balance sheets consists of cumulative translation adjustments.

 Segment Information

  Effective April 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the years ended March 31, 1997, 1998 and 1999, the Company operated in a single business segment licensing its proprietary technologies and systems to customers worldwide.

 Recent Accounting Pronouncements

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the various types of costs incurred for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. This statement is effective for fiscal years beginning after December 15, 1998. The Company believes that adoption of this statement will not have a significant effect on its consolidated results of operations or financial position.

  In April 1998, the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The Company believes that adoption of this statement will not have a significant effect on its consolidated results of operations or financial position.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 1999. The Company does not have any derivative instruments or hedging activities and accordingly, believes that adoption of SFAS No. 133 will not have a significant effect on its consolidated financial position or results of operations.

 Reclassifications

  Certain reclassifications have been made to prior years financial information to conform with the current year presentation.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(2) Business Combinations

  On May 8, 1997, the Company acquired all of the outstanding capital stock of StarSight for 31.1 million Ordinary Shares of the Company. In addition, the Company assumed all outstanding StarSight stock options which were converted to options to purchase 2.7 million Ordinary Shares of the Company. The Company also assumed all outstanding StarSight warrants which were converted to warrants to purchase 3.6 million Ordinary Shares of the Company at exercise prices ranging from $6.19 to $28.87 per share.

  In January 1998, the Company repurchased a warrant to purchase 1.2 million Ordinary Shares for $12.8 million in cash. The Company accounted for the repurchase of the warrant as a reduction in additional paid-in-capital. In October 1998, warrants to purchase 1.2 million Ordinary Shares expired. In January 1999, a warrant holder exercised a warrant to purchase 1.2 million Ordinary Shares for $10.0 million in cash. There were no warrants outstanding at March 31, 1999.

  On December 12, 1996, the Company acquired all of the outstanding capital stock of VideoGuide for 933,000 Ordinary Shares of the Company. In addition, the Company assumed all outstanding VideoGuide stock options which were converted to options to purchase 33,000 Ordinary Shares of the Company.

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

  In recording the business combinations, StarSight's revenues for the year ended March 31, 1997 were adjusted by $404,000 to conform to the Company's accounting policies. In addition, all significant intercompany balances and transactions between the Company and VideoGuide and StarSight have been eliminated.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(3) Income Taxes

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

  The provision for income taxes consists of the following (in thousands):

                                                           Year ended March 31,
                                                          ----------------------
                                                           1997   1998    1999
                                                          ------ ------- -------
   Current............................................... $5,615 $11,068 $13,424
   Deferred..............................................  2,754   9,365  16,765
                                                          ------ ------- -------
     Total............................................... $8,369 $20,433 $30,189
                                                          ====== ======= =======

  The significant components of deferred income taxes attributable to income
(loss) before income taxes are as follows (in thousands):

                                                     Year ended March 31,
                                                   ---------------------------
                                                     1997     1998      1999
                                                   --------  -------  --------
   Deferred tax expense (benefit)................  $(11,271) $10,683  $ 27,915
   Change in valuation allowance for deferred tax
    assets.......................................    14,025   (1,318)  (11,150)
                                                   --------  -------  --------
     Total.......................................  $  2,754  $ 9,365  $ 16,765
                                                   ========  =======  ========

  A reconciliation of the expected U.S. federal income taxes to the provision for income taxes is as follows (in thousands):

                                 Year ended March 31,
                               --------------------------
                                1997     1998      1999
                               -------  -------  --------
   Expected U.S. federal
    income tax...............  $   135  $20,699  $ 36,436
   State taxes, net of
    federal benefit..........      --       987     2,879
   Merger costs and other
    non-deductible expenses..      --       995       --
   Foreign income taxed at
    different rates..........   (5,791)    (930)    2,024
   Change in valuation
    allowance................   14,025   (1,318)  (11,150)
                               -------  -------  --------
     Total...................  $ 8,369  $20,433  $ 30,189
                               =======  =======  ========

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(3) Income Taxes (Continued)

  Deferred taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

                                                               March 31,
                                                           ------------------
                                                             1998      1999
                                                           --------  --------
   Deferred tax assets:
     Deferred revenue..................................... $ 14,555  $  4,832
     Net operating losses available for carryforward to
      future periods......................................   26,424    26,660
     Tax credits available for carryforward to future
      periods.............................................    6,308     5,007
     Accrued expenses.....................................    3,105     4,093
     Intangible assets....................................    6,100     7,026
     Other................................................      463       574
                                                           --------  --------
     Gross deferred tax assets............................   56,955    48,192
   Valuation allowance....................................  (54,197)  (43,047)
                                                           --------  --------
     Deferred tax assets, net of valuation allowance......    2,758     5,145
   Deferred tax liability taxes provided on intercompany
    income................................................  (16,422)  (35,574)
                                                           --------  --------
     Net deferred tax liability........................... $(13,664) $(30,429)
                                                           ========  ========

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in specific tax jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management has concluded that it is more likely than not that the Company will realize the benefits of these deductible differences at March 31, 1999, net of the valuation allowance established.

  As of March 31, 1999, the Company had available net operating loss carryforwards aggregating approximately $70,000,000 to offset future United States income taxes expiring through fiscal year 2019. At March 31, 1999, the Company had available foreign tax credit carryforwards aggregating approximately $4,000,000 to offset future United States income taxes expiring through fiscal year 2004. Additionally, at March 31, 1999, the Company had available alternative minimum tax credit carryforwards aggregating approximately $1,000,000.

  As a result of previous transactions which involved an ownership change as defined in the applicable section of the Internal Revenue Code, the Company will be subject to limitations on the use of its net operating loss and tax credit carryforwards. Accordingly, there can be no assurance that a significant amount of the existing net operating loss and tax credit carryforwards will ultimately be utilized by the Company.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(3) Income Taxes (continued)

  The United States Internal Revenue Service (the "IRS") has conducted an audit of the federal tax returns for Gemstar Development Corporation ("GDC"), a U.S. subsidiary of the Company, for the years ended March 31, 1991, 1992 and 1993. The IRS has issued a 30-day letter to GDC in which it has proposed adjustments to GDC's taxable income by reallocating income to GDC, for revenue related to the Company's VCR Plus+ technology. The Company has filed a protest with the IRS. The Company believes that it has a reasonable basis for its tax position and accordingly plans to vigorously defend its position. While there can be no assurance as to the ultimate outcome of the audit, the Company believes that it has made adequate provision in its consolidated financial statements with respect to the proposed adjustments.

(4) Stock Incentive Plan

  Pursuant to the Company's 1994 Stock Incentive Plan as amended, (the "Plan"), the Company's Compensation Committee may grant stock options to purchase Ordinary Shares of the Company to employees of the Company (including executive officers) and certain other persons (including directors and consultants) who are eligible to participate in the Plan. Subject to early termination or acceleration provisions, a stock option generally will be exercisable, in whole or in part, from the date specified in the related award agreement until the expiration date determined by the Compensation Committee. In no event, however, is a stock option exercisable after ten years from its date of grant.

  In connection with the acquisitions of StarSight and VideoGuide, the Company assumed all outstanding StarSight and VideoGuide stock options. Information concerning stock options has been restated on an equivalent share basis.

  As of March 31, 1999, the number of Ordinary Shares reserved for issuance under the Plan was 40,000,000 Ordinary Shares. At March 31, 1999 there were 9,536,000 shares available for future option grants under the Plan.

  The following table summarizes information about stock option transactions (shares in thousands):

                                             Year ended March 31,
                          -----------------------------------------------------------
                                 1997                1998                1999
                          ------------------- ------------------- -------------------
                                    Weighted-           Weighted-           Weighted-
                                     Average             Average             Average
                           Number   Exercise   Number   Exercise   Number   Exercise
                          of Shares   Price   of Shares   Price   of Shares   Price
                          --------- --------- --------- --------- --------- ---------
Outstanding at beginning
 of year................   11,928     $6.05    12,780    $ 6.15    25,685    $ 9.72
  Granted...............    1,983      6.90    16,579     11.61     2,608     22.21
  Exercised.............     (434)     2.54    (3,220)     5.44    (2,473)     7.08
  Cancelled.............     (697)     8.85      (454)     8.21    (1,046)    11.38
                           ------              ------              ------
Outstanding at end of
 year...................   12,780      6.15    25,685      9.72    24,774     11.23
                           ======              ======              ======
Options exercisable at
 end of year............    7,718      5.96     8,911      6.69    11,039      8.50
                           ======              ======              ======

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(4) Stock Incentive Plan (Continued)
  The following table summarizes information about of the Company's stock options outstanding as of March 31, 1999 (shares in thousands):

                                 Stock Options Outstanding    Stock Options Exercisable
                              ------------------------------- ---------------------------
                                         Weighted-
                                          Average
                                         Remaining  Weighted-                 Weighted-
                                         Years of    Average                   Average
                               Number   Contractual Exercise     Number        Exercise
   Range of Exercise Prices   of Shares    Life       Price    of Shares        Price
   ------------------------   --------- ----------- --------- ------------   ------------
   $2.79-$7.50.............     6,756       6.4      $ 5.98           6,573   $       5.95
   $7.51-$10.00............     2,459       8.0        8.29           1,038           7.99
   $10.01-$12.50...........     8,675       8.8       10.99           1,814          11.00
   $12.51-$15.00...........     4,276       9.0       15.00           1,380          15.00
   $15.01-$31.75...........     2,608       9.3       22.21             234          24.42
                               ------                          ------------
     Total.................    24,774       8.2       11.23          11,039           8.50
                               ======                          ============

  The per share weighted-average fair value of stock options granted during the years ended March 31, 1997, 1998 and 1999, was $7.11, $8.61, and $18.25,
respectively. The fair value of each option was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                      Year ended March 31,
                                                      ------------------------
                                                       1997     1998     1999
                                                      ------   ------   ------
   Expected dividend yield...........................     --%      --%      --%
   Risk-free interest rate...........................    5.5%     5.8%     5.4%
   Expected volatility...............................     85%      80%      80%
   Expected life (years).............................    7.9      5.0      9.4

  The Company applies APB Opinion No. 25, and related interpretations, in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                        Year ended March 31,
                                                      -------------------------
                                                        1997     1998    1999
                                                      --------  ------- -------
   Net income (loss):
     As reported..................................... $ (7,984) $38,707 $73,915
     Pro forma.......................................  (22,626)  18,127  37,717
   Basic earnings (loss) per share:
     As reported.....................................    (0.09)    0.41    0.76
     Pro forma.......................................    (0.24)    0.19    0.39
   Diluted earnings (loss) per share:
     As reported.....................................    (0.09)    0.38    0.66
     Pro forma.......................................    (0.24)    0.18    0.34

  Because additional option grants are expected to be made each year, the above pro forma disclosures are not likely to be representative of pro forma effects on reported net income for future years.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(5) 401(k) Plan

  The Company has a 401(k) benefit plan ("401(k) Plan") allowing an employee to contribute up to a maximum of 15% of gross salary, subject to applicable IRS limits. The Company will match the employee's contributions based on certain percentages of the employee's contributions. The Company made contributions of $76,000, $50,000 and $82,000 to the 401(k) Plan during each of the years in the three-year period ended March 31, 1999.

(6) Selected Balance Sheet Accounts

  Marketable securities at amortized cost by major security type and class of security consists of the following (in thousands):

                                                                   March 31,
                                                                 --------------
                                                                  1998   1999
                                                                 ------ -------
   Corporate debt securities.................................... $2,817 $29,711
   Government securities........................................  1,526   4,002
                                                                 ------ -------
     Total...................................................... $4,343 $33,713
                                                                 ====== =======

  The amortized cost of the marketable securities approximated fair value at March 31, 1998 and 1999. At March 31, 1999, marketable securities totaling $29,711,000 were due in one year or less and marketable securities totaling $4,002,000 were due in one to two years.

  Property and equipment, at cost, consists of the following (in thousands):

                                                                 March 31,
                                                              -----------------
                                                               1998      1999
                                                              -------  --------
   Machinery and equipment................................... $ 5,650  $  5,501
   Office furniture and equipment............................   6,726     6,568
   Property and leasehold improvement........................   1,212     1,228
                                                              -------  --------
                                                               13,588    13,297
   Less accumulated depreciation and amortization............  (9,819)  (10,578)
                                                              -------  --------
   Property and equipment, net............................... $ 3,769  $  2,719
                                                              =======  ========

  Intangible assets consist of the following (in thousands):

                                                                 March 31,
                                                              -----------------
                                                               1998      1999
                                                              -------  --------
   Patents and trademarks.................................... $22,750  $ 25,377
   Goodwill..................................................   1,025     1,790
                                                              -------  --------
                                                               23,775    27,167
   Less accumulated amortization.............................  (7,232)  (10,189)
                                                              -------  --------
   Intangible assets, net.................................... $16,543  $ 16,978
                                                              =======  ========

  Amortization expense was $1,490,000, $2,251,000 and $2,957,000 for each of the years in the three-year period ended March 31, 1999.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(6) Selected Balance Sheet Accounts (Continued)

  Accounts payable and accrued expenses consist of the following (in thousands):

                                                                   March 31,
                                                                ---------------
                                                                 1998    1999
                                                                ------- -------
   Accrued payroll and related benefits........................ $ 5,397 $ 6,822
   Accrued marketing and promotional expenses..................   9,397   6,000
   Accounts payable and other accrued expenses.................  14,972  10,705
                                                                ------- -------
     Total..................................................... $29,766 $23,527
                                                                ======= =======

(7) Commitments and Contingencies

  The Company leases various facilities under long-term noncancelable operating leases. The Company also has an agreement to purchase data transmission services. Future minimum payments under operating leases and the data transmission services agreement are as follows (in thousands):

                                                          Operating Transmission
                                                           Leases     Services
                                                          --------- ------------
   Year ended March 31:
     2000................................................  $1,761      $1,240
     2001................................................   1,268       1,240
     2002................................................   1,011         930
     2003................................................     298         --
                                                           ------      ------
       Total.............................................  $4,338      $3,410
                                                           ======      ======

  Rent expense under operating leases was $1,722,000, $1,630,000 and $1,609,000, for each of the years in the three-year period ended March 31, 1999. Fees under the data transmission services agreement were $1,170,000, $1,240,000 and $1,240,000, for each of the years in the three-year period ended March 31, 1999.

  The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company, the resolution of such matters will not have a material effect on its financial position, results of operations, or liquidity.

(8) Related Party Transactions

  The Company continues to maintain service relationships with certain subsidiaries of Gemstar Manufacturing Holding Limited, a former wholly owned subsidiary ("Holdings"). Pursuant to the services agreements, the Holdings subsidiaries provide marketing and promotion services for the Company in their respective territories in connection with the Company's systems, maintain relationships with licensees and promote and monitor the publication of the PlusCode numbers. Service fees paid to these companies totaled $8,300,000, $8,178,000 and $6,527,000 for each of the years in the three-year period ended March 31, 1999.

  The Company continues to maintain a license agreement with a Holdings subsidiary that allows for the incorporation of the VCR Plus+ technology in the manufacture and distribution of handsets. Pursuant to the license agreement, the Holdings subsidiary pays the Company a per unit royalty fee based on unit shipments. Royalty fees totaled $1,446,000 for the year ended March 31, 1997. There were no royalty fees for the years ended March 31, 1998 and 1999.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(9) Business Segment Reporting

  A summary of the Company's revenues and operating income (loss) by geographic area is as follows (in thousands):

                                                       Year ended March 31,
                                                    ---------------------------
                                                      1997      1998     1999
                                                    --------  -------- --------
   Revenues:
     United States................................. $ 37,424  $ 80,708 $ 95,377
     Foreign(1)....................................   45,573    45,844   71,079
                                                    --------  -------- --------
       Total....................................... $ 82,997  $126,552 $166,456
                                                    ========  ======== ========
   Operating income (loss) (2):
     United States................................. $(34,266) $ 24,046 $ 46,536
     Foreign.......................................   29,495    27,735   48,828
                                                    --------  -------- --------
       Total....................................... $ (4,771) $ 51,781 $ 95,364
                                                    ========  ======== ========

--------
(1) Revenues from license fees included in foreign are principally earned by entities in the British Virgin Islands.

(2) Operating income (loss) consists of total revenues less operating expenses and does not include other income.

  The Company had revenues attributed to individual customers in excess of 10% of total revenues as follows:

                                                                    Year ended
                                                                    March 31,
                                                                  ---------------
                                                                  1997 1998  1999
                                                                  ---- ----  ----
     Customer A..................................................  --   12%   17%
     Customer B..................................................  --   21%   10%
     Customer C..................................................  --   --    13%
     Customer D..................................................  --   --    14%

  A summary of the Company's identifiable assets used in the Company's operations by geographic area is as follows (in thousands):

                                                              March 31,
                                                      --------------------------
                                                        1997     1998     1999
                                                      -------- -------- --------
     Identifiable assets:
       United States................................. $ 54,629 $ 69,978 $ 75,490
       Foreign(1)....................................   76,647  116,100  177,674
                                                      -------- -------- --------
         Total....................................... $131,276 $186,078 $253,164
                                                      ======== ======== ========

--------
(1) Identifiable assets included in foreign are principally held by entities in the British Virgin Islands.

                                 EXHIBIT INDEX

 Exhibit
 Number                           Document Description
 -------                          --------------------
  2.1    Parent Significant Shareholder Agreement, dated as of December 23,
          1996, by and among StarSight Telecast, Inc., a California
          corporation, and certain significant shareholders of Gemstar
          International Group Limited.(2)

  2.2 Agreement and Plan of Merger, dated as of December 23, 1996, by and among Gemstar International Group Limited, a British Virgin Islands corporation, StarSight Telecast, Inc., a California corporation, and G/S Acquisition Subsidiary, a California corporation.(2)

  3.1    Amended and Restated Memorandum of Association of the Company.(5)

  3.2    Amended and Restated Articles of Association of the Company.(5)

 10.1    Patent Assignment Agreement, dated as of March 15, 1994, between
          Gemstar Development Corporation and Roy J. Mankovitz. (Confidential treatment requested).(1)

 10.2    Contract Engineering Agreement (undated) between Hilite, Inc. and
          Gemstar Development Corporation. (Confidential treatment requested).(1)

 10.3    Contract Engineering Agreement (undated) between Hilite, Inc. and
          Gemstar Holdings Limited. (Confidential treatment requested).(1)

 10.4    Contract Engineering Agreement (undated) between Hilite, Inc. and
          Index Systems, Inc. (Confidential treatment requested).(1)

 10.5    Form of Option Exercise and Assignment Agreement, dated March 16,
          1994, between Gemstar Development Corporation and each of Henry C.
          Yuen, Wilson K.C. Cho and Daniel S.W. Kwoh.(1)

 10.6(a) Exclusive Representation Agreement, dated July 30, 1990, between
          Gemstar Development Corporation and United Feature Syndicate, Inc.
          (Confidential treatment requested).(1)

 10.6(b) Exclusive Representation Agreement, dated May 20, 1991, between
          Gemstar Development Corporation and United Feature Syndicate, Inc., together with First Amendment to Exclusive Representation Agreement, dated March 4, 1994. (Confidential treatment requested).(1)

 10.6(c) Exclusive Representation Agreement, dated March 21, 1994, between
          Gemstar Development Corporation and United Feature Syndicate, Inc.
          (Confidential treatment requested).(1)

 10.7    Registration Rights Agreement, dated August 16, 1995, between Gemstar
          International Group Limited and the Shareholders of E Guide, Inc.(1)

 10.8    Company Significant Shareholder Agreement, dated as of December 23,
          1996, by and among Gemstar International Group Limited, a British
          Virgin Islands corporation, and certain significant shareholders of StarSight Telecast, Inc.(2)

 10.9 Company Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and Gemstar International Group Limited, a British Virgin Islands corporation.(2)

 10.10   Parent Option Agreement, dated as of December 23, 1996, by and between
          StarSight Telecast, Inc., a California corporation, and Gemstar
          International Group Limited, a British Virgin Islands corporation.(2)

 10.11 TDN, Inc., Stockholders Agreement, dated as of October 31, 1997, by and among TDN, Inc., a Delaware corporation, Gemstar Marketing, Inc., a California corporation, and Thomson Consumer Electronics, Inc., a
          Delaware corporation.(3)

 10.12   Cost and Reimbursement Support Agreement, dated as of October 31,
          1997, by and among TDN, Inc., a Delaware corporation, and Gemstar
          International Group Limited.(3)

 10.13 Definitive Agreement, dated as of January 9, 1998, by and among Gemstar International Group Limited, StarSight Telecast, Inc., a
          California corporation, and Microsoft Corporation, a Washington corporation.(3)

 Exhibit
 Number                           Document Description
 -------                          --------------------
 10.14   Rescission Agreement, dated as of January 9, 1998, by and between
          StarSight Telecast, Inc., a California corporation, and Microsoft
          Corporation, a Washington corporation.(3)

 21      Material Subsidiaries of Gemstar.(7)

 23.1    Consent of KPMG LLP.(7)

 23.2    Consent Deloitte & Touche LLP.(7)

 27      Financial Data Schedule.(7)

 99.1    1994 Stock Incentive Plan, as amended.(1)

 99.2    Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Henry C. Yuen, as amended. (Confidential treatment requested).(1)

 99.3    Employment Agreement, dated August 1995, between Gemstar International
          Group Limited and Thomas L.H. Lau.(1)

 99.4    Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Daniel S.W. Kwoh, as amended. (Confidential treatment requested). (1)

 99.5    Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Roy J. Mankovitz, as amended. (Confidential treatment requested).(1)

 99.6    Employment Agreement, dated August 16, 1995, between Pros Technology
          Limited and Wilson K.C. Cho. (Confidential treatment requested). (1)

 99.7    Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Elsie Ma Leung, as amended.(1)

 99.8    Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Larry Goldberg, as amended.(1)

 99.9 Amendment to Subsection 1.4(a) of 1994 Stock Incentive Plan, as amended.(1)

 99.10   Amendment to 1994 Stock Incentive Plan, as amended, adopted on March
          12, 1998.(4)

 99.11   Amended and Restated Employment Agreement, effective as of January 7,
          1998 among Gemstar International Group Limited, Gemstar Development
          Corporation and Henry C. Yuen.(6)

 99.12 Amended and Restated Employment Agreement, dated as of March 31, 1998, among Gemstar International Group Limited, Gemstar Development
          Corporation and Elsie Leung.(6)

--------
(1) Previously filed as part of Form F-1 Registration Statement of the Company (33-79016), which was declared effective on October 10, 1995, and incorporated herein by reference.

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