Form 10-Q
period 1999-06-30
GEMSTAR INTERNATIONAL GROUP LTD
filed 1999-08-16
CIK 923282

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

                         Commission file number 0-26878

                      GEMSTAR INTERNATIONAL GROUP LIMITED
             (Exact name of registrant as specified in its charter)

       British Virgin Islands                                 N/A
(State or other jurisdiction of incorporation          (I.R.S. Employer
           or organization)                            Identification No.)

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

  As of June 30, 1999, there were outstanding 100,007,000 shares of the registrant's Ordinary Shares, par value $0.01 per share.

                      GEMSTAR INTERNATIONAL GROUP LIMITED

                                     INDEX

                                                                                                               Page
                                                                                                              ------

PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets--June 30, 1999 and March 31, 1999...................        1

               Condensed Consolidated Statements of Operations--Three Months Ended June 30, 1999
                 and 1998................................................................................        2

               Condensed Consolidated Statements of Cash Flows--Three Months Ended June 30, 1999 and
                 1998....................................................................................        3

               Notes to Condensed Consolidated Financial Statements......................................        4

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.....        5

Item 3.        Quantitative and Qualitative Disclosures About Market Risk................................        7

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings.........................................................................        8

Item 5.        Other Information.........................................................................       10

Item 6.        Exhibits and Reports on Form 8-K..........................................................       11

SIGNATURE................................................................................................       14

                         PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements


              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          June 30,        March 31,
                                                            1999            1999
                                                          --------        --------
                                                         (unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................       $215,700        $184,334
  Marketable securities..............................         40,308          29,711
  Prepaid expenses and other current assets..........         12,164          12,899
                                                            --------        --------
     Total current assets............................        268,172         226,944
Property and equipment, net..........................          3,263           2,719
Intangible assets, net...............................         17,961          16,978
Marketable securities................................         17,125           4,002
Other assets.........................................          2,759           2,521
                                                            --------        --------
                                                            $309,280        $253,164
                                                            ========        ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..............       $ 23,201        $ 23,527
  Current portion of deferred revenue................         33,737          13,476
                                                            --------        --------
     Total current liabilities.......................         56,938          37,003
Deferred revenue, less current portion...............            465             550
Deferred income taxes................................         28,793          30,429
Other liabilities....................................          3,303           1,211
Shareholders' equity:
  Ordinary Shares....................................          1,014           1,005
  Additional paid-in capital.........................        247,933         231,799
  Accumulated deficit................................           (529)        (20,166)
  Accumulated other comprehensive loss...............           (198)           (228)
  Treasury stock, at cost............................        (28,439)        (28,439)
                                                            --------        --------
     Net shareholders' equity........................        219,781         183,971
                                                            --------        --------
                                                            $309,280        $253,164
                                                            ========        ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)

                                                                Three Months Ended
                                                                     June 30,
                                                             ------------------------
                                                                1999         1998
                                                             ----------   -----------
Revenues..................................................     $ 43,096      $ 33,899
Operating costs and expenses:
  Selling and marketing...................................        9,499         7,697
  Research and development................................        3,618         3,381
  General and administrative..............................        5,850         4,945
                                                               --------      --------
Operating income..........................................       24,129        17,876
Other income, net.........................................        2,768         2,018
                                                               --------      --------
Income before income taxes................................       26,897        19,894
Income taxes..............................................        7,260         5,768
                                                               --------      --------
Net income................................................     $ 19,637      $ 14,126
                                                               ========      ========

Basic earnings per share..................................     $   0.20      $   0.15
                                                               ========      ========
Diluted earnings per share................................     $   0.17      $   0.13
                                                               ========      ========

Weighted average shares outstanding.......................       99,551        96,919
Dilutive effect of:
  Stock options...........................................       19,346        12,726
  Warrants................................................           --           864
                                                               --------      --------
Weighted average shares outstanding, assuming dilution....      118,897       110,509
                                                               ========      ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In thousands)

                                                                                Three Months Ended
                                                                                     June 30,
                                                                           -----------------------------
                                                                               1999            1998
                                                                           -------------   -------------
Cash flows from operating activities:
  Net income............................................................       $ 19,637        $ 14,126
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization......................................          1,272           1,155
     Deferred income taxes..............................................         (1,636)          2,261
     Tax benefit associated with stock options..........................          7,050           1,200
     Changes in assets and liabilities..................................         22,439          (3,393)
                                                                               --------        --------
       Net cash provided by operating activities........................         48,762          15,349
                                                                               --------        --------
Cash flows from investing activities:
  Net maturities (purchases) of marketable securities...................        (23,720)          4,343
  Additions to property and equipment...................................           (977)            (70)
  Additions to intangible assets........................................         (1,822)           (284)
                                                                               --------        --------
       Net cash provided by (used in) investing activities..............        (26,519)          3,989
                                                                               --------        --------
Cash flows from financing activities -- proceeds from
 exercise of stock options..............................................          9,093           2,804
                                                                               --------        --------
Effect of exchange rate changes on cash and cash equivalents............             30             (53)
                                                                               --------        --------
Net increase in cash and cash equivalents...............................         31,366          22,089
Cash and cash equivalents at beginning of period........................        184,334         153,517
                                                                               --------        --------
Cash and cash equivalents at end of period..............................       $215,700        $175,606
                                                                               ========        ========




     See accompanying Notes to Condensed Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

    The Condensed Consolidated Financial Statements have been prepared by Gemstar International Group Limited and its wholly and majority owned subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

    The Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2000.

(2) Earnings Per Share

    Basic earnings per share is computed using the weighted average number of Ordinary Shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and warrants using the treasury stock method.

(3) Stock Split

    In April 1999, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend which was paid in May 1999 to shareholders of record as of April 30, 1999. All share and per share amounts herein have been adjusted for the stock split.

(4) Comprehensive Income

    The Company's comprehensive income consisted of net income and the equity adjustment from foreign currency translation. Comprehensive income of $19,667,000 and $14,073,000 for the three months ended June 30, 1999 and 1998, respectively, was not materially different from reported net income. Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of cumulative translation adjustments.

(5) Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS No. 137"). As amended by SFAS No. 137, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments or hedging activities and accordingly, believes that adoption of SFAS No. 133 will not have a significant effect on its consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

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

  The Company pursues a licensing strategy for its VCR Plus+ system and Gemstar Guide Technology wherein the Company is paid on-going per unit license fees and, in certain instances, up-front license fees. In addition, the Company pursues a recurring revenue model for its proprietary Gemstar Guide Technology wherein the Company receives revenues from the delivery of advertising and promotion displayed on the guides, from sponsorship of guide pages and from data services and interactive transactions accessed through the guide. To date the Company has not realized significant revenues from advertising and sponsorship.

  Revenues from up front license fees and annual license fees are recognized ratably over the term of the particular license. Revenues from on-going per unit license fees are recognized when payments are due, and generally, when payments are actually received from licensees. Revenues from nonrecurring engineering fees are generally recognized ratably as the work is performed. Revenues from advertising will be recognized generally when delivered on an "impression" based program or ratably over the term of the agreement, in the case of charter sponsorships.

Results of Operations

  Revenues for the quarter ended June 30, 1999 were $43.1 million, an increase of 27% when compared with revenues for the year-ago period of $33.9 million. The increase in revenues was due primarily to the continued growth in worldwide licensing income from the Company's proprietary technologies and intellectual property in the electronic program guide and VCR Plus+ fields.

  Total operating expenses for the quarter ended June 30, 1999 were $19.0 million, comprised of selling and marketing expenses of $9.5 million, research and development expenses of $3.6 million, and general and administrative expenses of $5.9 million. Compared with the year-ago period, total operating expenses for the current quarter increased 18%. The increase in operating expenses was due primarily to an increase in marketing and support costs associated with the Gemstar Guide Technology, an increase in personnel cost to support the Company's licensing business and an increase in legal expenses associated with various litigation matters. Operating margins increased to 56% for the quarter ended June 30, 1999 from 53% for the year-ago period.

  Income taxes were $7.3 million for the quarter ended June 30, 1999 and $5.8 million for the year-ago period. The Company's effective tax rate was 27% for the current quarter and 29% for the year-ago period. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from year to year.

Liquidity and Capital Resources

  At June 30, 1999, the Company had cash, cash equivalents and short-term marketable securities totaling $256.0 million. Net cash provided by operating activities was $48.8 million and $15.3 million for the three months ended June 30, 1999 and 1998, respectively. The increase in net cash provided by operating activities was primarily the result of increases in net income, tax benefits associated with stock options and deferred revenues. Net cash used in investing activities was $26.5 million for the three months ended June 30, 1999, comprised of net purchases of marketable securities of $23.7 million and additions to property and equipment and intangible assets of $2.8 million. Net cash provided by investing activities was $4.0 million for the three months ended June 30, 1998, comprised of net maturities of marketable securities of $4.3 million offset by additions to property and equipment and intangible assets of $0.3 million. Net cash provided by financing activities was $9.1 million and $2.8 million for the three months ended June 30, 1999 and 1998, respectively, comprised of proceeds from stock option exercises.

  In August 1998, the Company's Board of Directors authorized the repurchase by the Company of up to $100 million of its Ordinary Shares. As of June 30, 1999, the Company has repurchased 1.4 million Ordinary Shares for $28.4 million, as adjusted for the stock split completed in May 1999.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report on Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the statement that the Company believes that with the increase in programming content and number of accessible channels, the Gemstar Guide Technology will become an increasingly important tool for assisting consumers in sorting, selecting, and recording television programming; the statement that the Company believes that its interactive program guides will provide an attractive vehicle for the delivery of advertising and other content to consumers; the statement that the Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital and capital expenditure requirements in the foreseeable future; and the statement that the Company's systems and products are believed to be Year 2000 compliant in all material respects. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to in the "Certain Factors Affecting Business, Operating Results and Financial Condition" section of the Company's Annual Report on Form 10-K for the year ended March 31, 1999. This report on Form 10-Q should be read in conjunction with the `Certain Factors Affecting Business, Operating Results and Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

  Reference is made to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

                          PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

  On October 19, 1993, United Video Satellite Group, Inc. ("United Video") and its Tracker, Inc. subsidiary brought suit against StarSight Telecast, Inc. ("StarSight"), a now wholly owned subsidiary of the Company, in the United States District Court for the Northern District of Oklahoma, seeking a declaratory judgment that its interactive program guide products do not infringe certain of StarSight's patents. StarSight counterclaimed charging infringement of one of the patents. Through subsequent procedural motions, the lawsuit expanded to include a total of ten patents to which StarSight has rights and to federal antitrust claims. The Court has deferred consideration of all of the other claims and counterclaims pending the resolution of the infringement, validity and enforceability issues of one of the patents. A phased bench trial began on May 8, 1996, with United Video essentially presenting its case in chief on the validity and enforceability issues related to this patent. In subsequent proceedings, StarSight presented witnesses relating to the validity, enforceability and infringement of this patent. On February 19, 1999, the Court issued an interloctory decision finding this patent enforceable over United Video's claim that this patent was obtained through inequitable conduct. The Court also ordered the parties to participate in settlement discussions. To date there has been no settlement reached by the parties. The Court has not yet ruled on the remaining issues of validity or infringement of this patent.

  On May 17, 1997, StarSight filed a Demand for Arbitration with the American Arbitration Association in San Francisco, California, and by such action commenced an arbitration action against General Instrument Corporation ("GI"). The claims in the arbitration center upon GI's alleged delay in deploying StarSight-capable set-top boxes and GI's development of a competing interactive program guide which allegedly uses StarSight patented technology, confidential information and technical information in violation of a License and Technical Assistance Agreement executed by the parties on October 1, 1992. The arbitration is bifurcated into two phases. The first phase generally covers issues related to GI's manufacture and sale of analog cable set-top boxes, while the second phase generally covers issues related to GI's manufacture and sale of digital cable and satellite set-top boxes. The Arbitration Panel is required to issue a separate decision for each of the two phases. The parties have completed a hearing with respect to the first phase. A decision in connection with the first phase is anticipated by the end of September 1999. The hearing on the second phase is scheduled to commence in September 1999.

  On July 24, 1998, the Company, together with SuperGuide Corporation and StarSight, filed an action against Prevue Networks, Inc. and, as amended, TCI Communications, Inc. in the United States District Court for the Northern District of California (San Jose Division). The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendants' interactive program guide known as "Preview Interactive." This case was subsequently transferred to the United States District Court for the Northern District of Oklahoma. On December 23, 1998, the Company filed a motion with the Judicial Panel on Multi-district Litigation requesting that this case be consolidated with the Scientific Atlanta, GI and Pioneer cases hereinafter described and transferred to a single court through the discovery phase of these cases. A hearing on the motion was held and in April 1999, the Judicial Panel ordered that all of the actions pending outside the Northern District of Georgia, except the action against Prevue Networks, Inc., be transferred to the Northern District of Georgia for coordinated or consolidated pretrial proceedings with the action pending in that district (the "MDL Transfer Order"). The parties are presently awaiting a case management order by the District Court in Georgia.

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

  On December 3, 1998, Scientific Atlanta, Inc. ("SA") filed an action against the Company in the United States District Court for the Northern District of Georgia. The action alleges that the Company violated federal anti-trust laws and misused certain patents. SA seeks damages, injunctive relief and a declaration that the certain patents are unenforceable, not infringed or invalid. This case is being coordinated with the actions subject to the MDL Transfer Order.

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

  On April 22, 1999, SA filed an action against the Company in the United States District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. On July 21, 1999, the Company filed a motion seeking pretrial coordination of this action with the actions subject to the MDL Transfer Order.

  On May 6, 1999, StarSight filed an action against SA in the United States District Court for the District of Colorado, seeking a declaratory judgment that SA breached a license and settlement agreement between the parties. SA counterclaimed for a declaratory judgment that StarSight breached the agreement and for unjust enrichment. The parties are currently in pretrail proceedings.

  On June 25, 1999, SA filed an action against StarSight in the United States District Court for the Northern District of Georgia, seeking a declaratory judgement of invalidity and non-infringement of two patents. On August 2, 1999, StarSight answered the complaint as to one of the patents and counterclaimed against SA for infringement of this patent, seeking damages and injunctive relief. StarSight also filed a motion to dismiss the complaint as to the other patent for lack of subject matter jurisdiction.

  On July 23, 1999, SA filed an action against StarSight in the United States District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. On August 4, 1999, SA filed a motion seeking pretrial coordination between this case and SA's action against the Company filed on April 22, 1999.

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

Item 5.   Other Information

   The Company's 1999 Annual Meeting of Shareholders is scheduled for Friday, September 17, 1999 at 7:00 a.m. California U.S.A. time at 2-29-18 Nishi-Ikebukuro, Toshima-Ku, Tokyo 171, Japan. Shareholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement and form of proxy for the 1999 Annual Meeting of Shareholders must have been received by the Company by July 23, 1999 (as previously disclosed in the 1998 proxy statement). A shareholder otherwise desiring to bring matters before the 1999 Annual Meeting of Shareholders must pursuant to the Company's Amended and Restated Articles of Association, as amended, submit a proposal in writing that is received by the Secretary of the Company at the principal executive offices of the Company by August 26, 1999.

Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits


  Exhibit
  Number                                              Document Description
-----------                                           --------------------

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

10.6(b)       Exclusive Representation Agreement, dated May 20, 1991, between Gemstar Development Corporation and
                United Feature Syndicate, Inc., together with First Amendment to Exclusive Representation Agreement, dated March 4, 1994 (Confidential treatment requested).(1)

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

                                      11

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

10.14         Rescission Agreement, dated as of January 9, 1998, by and between StarSight Telecast, Inc., a
                California corporation and Microsoft Corporation, a Washington corporation.(3)

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


99.12         Amended and Restated Employment Agreement, dated as of March 31, 1998, among Gemstar International
                Group Limited, Gemstar Development Corporation and Elsie Leung.(6)
99.13         Employment Agreement, dated as of July 22, 1999, by and between Gemstar International Group Limited,
                Gemstar Development Corporation and Stephen A. Weiswasser.(7)

------------

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

(7)  Filed herewith.

     (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Gemstar International Group Limited
                                 (Registrant)


                                 By:     /s/   Elsie Ma Leung
                                         --------------------
                                              Elsie Ma Leung
                                              Chief Financial Officer

Date: August 16, 1999