Form 10-Q
period 1999-09-30
GEMSTAR INTERNATIONAL GROUP LTD
filed 1999-11-15
CIK 923282

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1999

                                       or

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

  As of September 30, 1999, there were outstanding 100,354,000 shares of the registrant's Ordinary Shares, par value $0.01 per share.

                      GEMSTAR INTERNATIONAL GROUP LIMITED

                                     INDEX



PART I  FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                                                  Page
                                                                                                  ----
        Condensed Consolidated Balance Sheets -- September 30, 1999 and March 31, 1999............  1

        Condensed Consolidated Statements of Operations -- Three and Six Months Ended
        September 30, 1999 and 1998...............................................................  2

        Condensed Consolidated Statements of Cash Flows -- Six Months Ended September 30, 1999
        and 1998..................................................................................  3

        Notes to Condensed Consolidated Financial Statements......................................  4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....  5

Item 3. Quantitative and Qualitative Disclosures About Market Risk................................  8

PART II OTHER INFORMATION

Item 1. Legal Proceedings.........................................................................  9

Item 4. Submission of Matters to a Vote of Security Holders....................................... 11

Item 6. Exhibits and Reports on Form 8-K.......................................................... 12

SIGNATURE......................................................................................... 15

                         PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    September 30,   March 31,
                                                        1999           1999
                                                    ------------    ---------
                                                     (unaudited)
                           ASSETS

Current assets:
  Cash and cash equivalents........................    $186,639     $184,334
  Marketable securities............................      71,946       29,711
  Prepaid expenses and other current assets........      14,412       12,899
                                                       --------     --------
     Total current assets..........................     272,997      226,944
Property and equipment, net........................       3,236        2,719
Intangible assets, net.............................      17,780       16,978
Marketable securities and other investments........      34,372        4,002
Other assets.......................................       2,980        2,521
                                                       --------     --------
                                                       $331,365     $253,164
                                                       ========     ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............    $ 21,816     $ 23,527
  Current portion of deferred revenue..............      25,561       13,476
                                                       --------     --------
     Total current liabilities.....................      47,377       37,003
Deferred revenue, less current portion.............         381          550
Deferred income taxes..............................      26,271       30,429
Other liabilities..................................       1,502        1,211
Shareholders' equity:
  Ordinary Shares..................................       1,017        1,005
  Additional paid-in capital.......................     261,473      231,799
  Retained earnings (accumulated deficit)..........      21,699      (20,166)
  Accumulated other comprehensive income (loss)....          84         (228)
  Treasury stock, at cost..........................     (28,439)     (28,439)
                                                       --------     --------
     Net shareholders' equity......................     255,834      183,971
                                                       --------     --------
                                                       $331,365     $253,164
                                                       ========     ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)

                                                             Three Months Ended            Six Months Ended
                                                                September 30,                September 30,
                                                         ------------------------      -------------------------
                                                            1999          1998             1999          1998
                                                         ----------    ----------      -----------    ----------
Revenues.................................................  $ 47,207      $ 37,032         $ 90,303      $ 70,931
Operating costs and expenses:
  Selling and marketing..................................    10,545         8,018           20,044        15,715
  Research and development...............................     3,629         3,511            7,247         6,892
  General and administrative.............................     5,938         5,743           11,788        10,688
  Nonrecurring expenses..................................        --         1,851               --         1,851
                                                           --------      --------         --------      --------
Operating income.........................................    27,095        17,909           51,224        35,785
Other income, net........................................     3,354         2,258            6,122         4,276
                                                           --------      --------         --------      --------
Income before income taxes...............................    30,449        20,167           57,346        40,061
Income taxes.............................................     8,221         5,848           15,481        11,616
                                                           --------      --------         --------      --------
Net income...............................................  $ 22,228      $ 14,319         $ 41,865      $ 28,445
                                                           ========      ========         ========      ========

Basic earnings per share.................................     $0.22         $0.15            $0.42         $0.29
                                                           ========      ========         ========      ========
Diluted earnings per share...............................     $0.19         $0.13            $0.35         $0.26
                                                           ========      ========         ========      ========

Weighted average shares outstanding......................   100,279        97,500           99,915        97,210
Dilutive effect of:
  Stock options..........................................    19,673        12,618           19,510        12,672
  Warrants...............................................        --           845               --           854
                                                           --------      --------         --------      --------
Weighted average shares outstanding, assuming dilution...   119,952       110,963          119,425       110,736
                                                           ========      ========         ========      ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In thousands)

                                                                                            Six Months Ended
                                                                                              September 30,
                                                                                      ---------------------------
                                                                                        1999            1998
                                                                                      ----------      -----------
Cash flows from operating activities:
  Net income..........................................................................  $ 41,865         $ 28,445
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization....................................................     2,461            2,305
     Deferred income taxes............................................................    (4,158)           4,058
     Tax benefit associated with stock options........................................    16,370            4,100
     Changes in assets and liabilities................................................     8,612          (11,134)
                                                                                        --------         --------
       Net cash provided by operating activities......................................    65,150           27,774
                                                                                        --------         --------
Cash flows from investing activities:
  Net (purchases) maturities of marketable securities and other investments...........   (72,448)             443
  Additions to property and equipment.................................................    (1,352)            (201)
  Additions to intangible assets......................................................    (2,428)            (692)
                                                                                        --------         --------
       Net cash used in investing activities..........................................   (76,228)            (450)
                                                                                        --------         --------
Cash flows from financing activities:
  Proceeds from exercise of stock options.............................................    13,316            8,027
  Purchases of treasury stock.........................................................        --           (4,543)
                                                                                        --------         --------
       Net cash provided by financing activities......................................    13,316            3,484
                                                                                        --------         --------
Effect of exchange rate changes on cash and cash equivalents..........................        67             (122)
                                                                                        --------         --------
Net increase in cash and cash equivalents.............................................     2,305           30,686
Cash and cash equivalents at beginning of period......................................   184,334          153,517
                                                                                        --------         --------
Cash and cash equivalents at end of period............................................  $186,639         $184,203
                                                                                        ========         ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

  The Condensed Consolidated Financial Statements of Gemstar International Group Limited and subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

  The Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2000.

(2)   Acquisition of TV Guide, Inc.

  In October 1999, the Company and TV Guide, Inc. ("TV Guide") entered into a merger agreement under which TV Guide will become a wholly owned subsidiary of the Company. Under the merger agreement, TV Guide shareholders will receive
0.6573 shares of Gemstar common stock for each share of TV Guide Class A and B common stock. The exchange ratio is not subject to adjustment. The transaction will be accounted for as a purchase. Closing of the transaction is anticipated in the first half of next year and is subject to approval by shareholders of each company and the satisfaction of customary regulatory requirements.

(3)   Earnings Per Share

  Basic earnings per share is computed using the weighted average number of Ordinary Shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and warrants using the treasury stock method.

(4)   Stock Split

  In April 1999, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend which was paid in May 1999 to shareholders of record as of April 30, 1999. All share and per share amounts herein have been adjusted for the stock split.

(5)   Comprehensive Income

  The Company's comprehensive income consisted of net income and the equity adjustment from foreign currency translation. Comprehensive income was $22,510,000 and $14,250,000 for the three months ended September 30, 1999 and 1998, respectively, and was $42,177,000 and $28,323,000 for the six months ended September 30, 1999 and 1998, respectively. Accumulated other comprehensive income (loss) presented on the accompanying condensed consolidated balance sheets consists of cumulative translation adjustments.

(6)   Recent Accounting Pronouncements

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

  Revenues from up-front license fees and annual license fees are recognized ratably over the term of the particular license. Revenues from on-going per unit license fees are recognized when payments are due, and generally, when payments are actually received from licensees. Revenues from nonrecurring engineering fees are generally recognized ratably as the work is performed. Revenues from advertising will be recognized generally when delivered on an "impression" based program or ratably over the term of the agreement, in the case of charter sponsorships.

Results of Operations

  Revenues for the quarter ended September 30, 1999 were $47.2 million, an increase of 27% when compared with revenues for the year-ago period of $37.0 million. Revenues for the six months ended September 30, 1999 were $90.3 million, an increase of 27% when compared with revenues for the year-ago period of $70.9 million. The increase in revenues was due primarily to the continued growth in worldwide licensing income from the Company's proprietary technologies and intellectual property in the electronic program guide and VCR Plus+ fields.

  Total operating expenses for the quarter ended September 30, 1999 were $20.1 million, comprised of selling and marketing expenses of $10.5 million, research and development expenses of $3.6 million, and general and administrative expenses of $5.9 million. Compared with the year-ago period, excluding nonrecurring expenses, total operating expenses for the current quarter increased 16%. Total operating expenses for the six months ended September 30, 1999 were $39.1 million, comprised of selling and marketing expenses of $20.0 million, research and development expenses of $7.2 million, and general and administrative expenses of $11.8 million. Compared with the year-ago period, excluding nonrecurring expenses, total operating expenses for the six months ended September 30, 1999 increased 17%. The increase in operating expenses was due primarily to an increase in marketing and support costs associated with the Gemstar Guide Technology, an increase in personnel cost to support the Company's licensing business and an increase in legal expenses associated with various litigation matters. Operating margins increased to 57% for the six months ended September 30, 1999 from 53% for the year-ago period, excluding nonrecurring expenses.

  The Company recorded nonrecurring expenses totaling $1.9 million in the quarter ended September 30, 1998, associated with defending the Company against a hostile takeover attempt. These expenses were comprised primarily of fees for financial advisors and attorneys.

  Income taxes were $8.2 million and $5.8 million for the three months ended September 30, 1999 and 1998, respectively. Income taxes were $15.5 million and $11.6 million for the six months ended September 30, 1999 and 1998, respectively. The Company's effective tax rate was 27% and 29% for the six months ended September 30, 1999 and 1998, respectively. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from year to year.

Liquidity and Capital Resources

  At September 30, 1999, the Company had cash, cash equivalents and short-term marketable securities totaling $258.6 million. Net cash provided by operating activities was $65.2 million and $27.8 million for the six months ended September 30, 1999 and 1998, respectively. The increase in net cash provided by operating activities was primarily the result of increases in net income, tax benefits associated with stock options and deferred revenues. Net cash used in investing activities was $76.2 million for the six months ended September 30, 1999, comprised of net purchases of marketable securities and other investments of $72.4 million and additions to property and equipment and intangible assets of $3.8 million. Net cash used in investing activities was $0.5 million for the six months ended September 30, 1998, comprised of additions to property and equipment and intangible assets of $0.9 million offset by net maturities of marketable securities of $0.4 million. Proceeds from stock option exercises totaled $13.3 million and $8.0 million for the six months ended September 30, 1999 and 1998, respectively. Purchases of treasury stock totaled $4.5 million for the six months ended September 30, 1998.

  In August 1998, the Company's Board of Directors authorized the repurchase by the Company of up to $100 million of its Ordinary Shares. As of September 30, 1999, the Company has repurchased 1.4 million Ordinary Shares for $28.4 million.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other portions of this report on Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the statement that the Company believes that with the increase in programming content and number of accessible channels, the Gemstar Guide Technology will become an increasingly important tool for assisting consumers in sorting, selecting, and recording television programming; the statement that the Company believes that its interactive program guides will provide an attractive vehicle for the delivery of advertising and other content to consumers; the statement that the Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital and capital expenditure requirements in the foreseeable future; and the statement that the Company's systems and products are believed to be Year 2000 compliant in all material respects. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to in the "Certain Factors Affecting Business, Operating Results and Financial Condition" section of the Company's Annual Report on Form 10-K for the year ended March 31, 1999. This report on Form 10-Q should be read in conjunction with the "Certain Factors Affecting Business, Operating Results and Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

  Reference is made to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

                          PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

  On October 19, 1993, TV Guide, Inc. (formerly United Video Satellite Group, Inc.) brought suit against StarSight Telecast, Inc. ("StarSight"), a now wholly owned subsidiary of the Company, in the United States District Court for the Northern District of Oklahoma, seeking a declaratory judgment that its interactive program guide products do not infringe certain of StarSight's patents. StarSight counterclaimed charging infringement of one of the patents. Through subsequent procedural motions, the lawsuit expanded to include a total of ten patents to which StarSight has rights and to federal antitrust claims. The Court has deferred consideration of all of the other claims and counterclaims pending the resolution of the infringement, validity and enforceability issues of one of the patents. A phased bench trial began on May 8, 1996, with TV Guide essentially presenting its case in chief on the validity and enforceability issues related to this patent. In subsequent proceedings, StarSight presented witnesses relating to the validity, enforceability and infringement of this patent. On February 19, 1999, the Court issued an interlocutory decision finding this patent enforceable over TV Guide's claim that this patent was obtained through inequitable conduct. The Court has not yet ruled on the remaining issues of validity or infringement of this patent. The Court also ordered the parties to participate in settlement discussions. It is anticipated that the case will be stayed and, in connection with the merger agreement between the Company and TV Guide, will be dismissed in due course upon completion of the acquisition.

  On May 17, 1997, StarSight filed a Demand for Arbitration with the American Arbitration Association in San Francisco, California, and by such action commenced an arbitration action against General Instrument Corporation ("GI"). The claims in the arbitration center upon GI's alleged delay in deploying StarSight-capable set-top boxes and GI's development of a competing interactive program guide which allegedly uses StarSight patented technology, confidential information and technical information in violation of a License and Technical Assistance Agreement executed by the parties on October 1, 1992. The arbitration is bifurcated into two phases. The first phase generally covers issues related to GI's manufacture and sale of analog cable set-top boxes, while the second phase generally covers issues related to GI's manufacture and sale of digital cable and satellite set-top boxes. The Arbitration Panel is required to issue a separate decision for each of the two phases. In October 1999, in connection with the first phase, the Arbitration Panel issued a ruling against GI in favor of StarSight as a result of GI's breach of its contract with StarSight and its misappropriation of StarSight's proprietary technology and intellectual property in the electronic program guide area. The exact amount of the multi-million dollar award is being calculated by StarSight and will be submitted to the Arbitration Panel for approval. The hearing on the second phase is expected to commence in approximately three months.

  On July 24, 1998, the Company, together with SuperGuide Corporation and StarSight, filed an action against TV Guide Networks, Inc. (formerly Prevue Networks, Inc.) and, as amended, TCI Communications, Inc. in the U.S. District Court for the Northern District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendants' interactive program guide known as "TV Guide Interactive" (formerly "Prevue Interactive"). This case was subsequently transferred to the U.S. District Court for the Northern District of Oklahoma. On December 23, 1998, the Company filed a motion with the Judicial Panel on Multi-district Litigation requesting that this case be consolidated with the Scientific-Atlanta, GI and Pioneer cases hereinafter described and transferred to a single court through the discovery phase of these cases. A hearing on the motion was held and in April 1999, the Judicial Panel ordered that all of the actions pending outside the Northern District of Georgia, except the action against TV Guide Networks, Inc., be transferred to the Northern District of Georgia for coordinated or consolidated pretrial proceedings with the action pending in that district (the "MDL Transfer Order"). The parties are presently awaiting a case management order by the District Court in Georgia. The District Court in Oklahoma ordered the parties in the action against TV Guide Networks, Inc. to participate in settlement discussions. It is anticipated that the case will be stayed and, in connection with the merger agreement between the Company and TV Guide, will be dismissed in due course upon completion of the acquisition.

  On November 30, 1998, the Company filed a patent infringement action against GI in the U.S. District Court for the Northern District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendant's interactive program guide. This action is subject to the MDL Transfer Order.

  On December 1, 1998, the Company filed a patent infringement action against Pioneer Electronic Corp., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc. (collectively "Pioneer") in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendants' interactive program guide. This action is subject to the MDL Transfer Order.

  On December 3, 1998, Scientific-Atlanta, Inc. ("SA") filed an action against the Company in the U.S. District Court for the Northern District of Georgia.
The action alleges that the Company violated federal antitrust laws and misused certain patents. SA seeks damages, injunctive relief and a declaration that the certain patents are unenforceable, not infringed or invalid. This case is being coordinated with the actions subject to the MDL Transfer Order.

  On December 4, 1998, the Company filed a patent infringement action against SA in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendant's interactive program guide. This action is subject to the MDL Transfer Order.

  On January 21, 1999, Personalized Media Communications, LLC ("PMC") filed an action against StarSight in the U.S. District Court for the Southern District of New York seeking to rescind a patent license agreement between the parties. PMC also seeks recovery of damages for the value of certain services it alleges were performed under the license. In April 1999, StarSight filed a motion to stay the action in the District Court and to compel arbitration pursuant to the agreement. The motion to stay the action and compel arbitration is currently pending before the District Court.

  On April 22, 1999, SA filed an action against the Company in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. On July 21, 1999, the Company filed a motion seeking pretrial coordination of this action with the actions subject to the MDL Transfer Order.

  On May 6, 1999, StarSight filed an action against SA in the U.S. District Court for the District of Colorado, seeking a declaratory judgment that SA breached a license and settlement agreement between the parties. SA counterclaimed for a declaratory judgment that StarSight breached the agreement and for unjust enrichment. The parties are currently in pretrial proceedings.

  On June 25, 1999, SA filed an action against StarSight in the U.S. District Court for the Northern District of Georgia, seeking a declaratory judgement of invalidity and non-infringement of two patents. On August 2, 1999, StarSight answered the complaint as to one of the patents and counterclaimed against SA for infringement of this patent, seeking damages and injunctive relief. StarSight also filed a motion to dismiss the complaint as to the other patent for lack of subject matter jurisdiction. The parties are currently in pretrial proceedings.

  On July 23, 1999, SA filed an action against StarSight in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. On August 4, 1999, SA filed a motion seeking pretrial coordination between this case and SA's action against the Company filed on April 22, 1999.

  The U.S. Internal Revenue Service (the "IRS") has conducted an audit of the federal tax returns for Gemstar Development Corporation ("GDC"), a U.S. subsidiary of the Company, for the years ended March 31, 1991, 1992 and 1993. The IRS has issued a 30-day letter to GDC in which it has proposed adjustments to GDC's taxable income by reallocating income to GDC for revenue related to the Company's VCR Plus+ technology. The Company has filed a protest with the IRS. The Company believes that it has a reasonable basis for its tax position and accordingly plans to vigorously defend its position. While there can be no assurance as to the ultimate outcome of the audit, the Company believes that it has made adequate provision in its consolidated financial statements with respect to the proposed adjustments.

  The Company and its subsidiaries are from time to time also involved in routine legal matters incidental to their businesses. In the opinion of the Company, the resolution of such matters will not have a material effect on its financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

  The Company's 1999 annual meeting of shareholders was held on September 17, 1999. The following actions were taken at this meeting:

                                                                      Votes      Votes
                                                                       For      Withheld
                                                                    ---------   --------
(1)  Election of three directors for terms to expire at the
     2002 annual meeting.
         Elsie Ma Leung                                             70,222,626   299,604
         Douglas B. Macrae                                          70,222,626   299,604
         Stephen A. Weiswasser                                      70,222,626   299,604

     Additional directors, whose terms of office as directors continued after the meeting, are as follows:

     Terms expiring at the 2000 annual meeting:
         George F. Carrier
         James E. Meyer
         Teruyuki Toyama

     Terms expiring at the 2001 annual meeting:
         Thomas L.H. Lau
         Perry A. Lerner
         Henry C. Yuen

                                                                      Votes       Votes      Votes
                                                                       For       Against   Abstained
                                                                    ----------   -------   ---------
(2)  Ratification of KPMG LLP as the Company's independent          70,510,030     2,299       9,901
     auditors for the fiscal year ending March 31, 2000.

Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits

  Exhibit
  Number                                              Document Description
-----------   -----------------------------------------------------------------------------------------------------
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

27            Financial Data Schedule.(8)

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

----------------
(1) Previously filed as part of Form F-1 Registration Statement of the Company (33-79016), which was declared effective on October 10, 1995, and incorporated herein by reference.

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

(7) Previously filed as part of Form 10-Q for the quarterly period ended June 30, 1999, filed on August 16, 1999, and incorporated herein by reference.

(8)  Filed herewith.

     (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Gemstar International Group Limited
                                 (Registrant)


                                 By: /s/ Elsie Ma Leung
                                    ------------------------
                                         Elsie Ma Leung
                                    Chief Financial Officer

Date: November 15, 1999