Form 10-Q
period 1999-12-31
GEMSTAR INTERNATIONAL GROUP LTD
filed 2000-02-14
CIK 923282

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ___________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 1999

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

                        Commission file number 0-26878

                      GEMSTAR INTERNATIONAL GROUP LIMITED
            (Exact name of registrant as specified in its charter)

          Delaware                                95-4782077
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)


      135 North Los Robles Avenue, Suite 800, Pasadena, California 91101
         (Address of principal executive offices, including zip code)

                                (626) 792-5700
             (Registrant's telephone number, including area code)

                              ___________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]   NO [  ]

  As of December 31, 1999, there were outstanding 201,262,000 shares of the registrant's Ordinary Shares, par value $0.01 per share.

                      GEMSTAR INTERNATIONAL GROUP LIMITED

                                     INDEX


                                                                                                     Page
                                                                                                    ------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -- December 31, 1999 and March 31, 1999.............  1

         Condensed Consolidated Statements of Operations -- Three and Nine Months Ended
          December 31, 1999 and 1998...............................................................  2

         Condensed Consolidated Statements of Cash Flows -- Nine Months Ended December 31,
         1999 and 1998.............................................................................  3

         Notes to Condensed Consolidated Financial Statements......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................  8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................  9

Item 6.  Exhibits and Reports on Form 8-K.......................................................... 12

SIGNATURE.......................................................................................... 17

                        PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements


             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                December 31,      March 31,
                                                                   1999             1999
                                                              --------------   ---------------
                                                                (unaudited)
                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $     201,534    $      184,334
  Marketable securities.....................................         62,632            29,711
  Receivables...............................................         36,516            11,415
  Prepaid expenses and other current assets.................          1,409             1,484
                                                              -------------    --------------
     Total current assets...................................        302,091           226,944
Property and equipment, net.................................          3,334             2,719
Intangible assets, net......................................         18,588            16,978
Marketable securities and other investments.................         57,055             4,002
Other assets................................................          4,772             2,521
                                                              -------------    --------------
                                                              $     385,840    $      253,164
                                                              =============    ==============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $      26,057    $       23,527
  Current portion of deferred revenue.......................         14,763            13,476
                                                              -------------    --------------
     Total current liabilities..............................         40,820            37,003
Deferred revenue, less current portion......................            312               550
Deferred income taxes.......................................         29,416            30,429
Other liabilities...........................................          1,716             1,211
Shareholders' equity:
  Ordinary Shares...........................................          2,041             2,010
  Additional paid-in capital................................        270,605           230,794
  Retained earnings (accumulated deficit)...................         53,677           (20,166)
  Accumulated other comprehensive income (loss).............         15,692              (228)
  Treasury stock, at cost...................................        (28,439)          (28,439)
                                                              -------------    --------------
     Net shareholders' equity...............................        313,576           183,971
                                                              -------------    --------------
                                                              $     385,840    $      253,164
                                                              =============    ==============

    See accompanying Notes to Condensed Consolidated Financial Statements.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)

                                                                Three Months Ended               Nine Months Ended
                                                                   December 31,                    December 31,
                                                           ---------------------------     ---------------------------
                                                                1999           1998             1999           1998
                                                           ------------   ------------     ------------   ------------
Revenues.................................................. $     61,820   $     41,495     $    152,123   $    112,426
Operating costs and expenses:
  Selling and marketing...................................       11,306          8,382           31,350         24,097
  Research and development................................        3,740          3,444           10,987         10,336
  General and administrative..............................        6,459          5,261           18,247         15,949
  Nonrecurring expenses...................................           --             --               --          1,851
                                                           ------------   ------------     ------------   ------------
Operating income..........................................       40,315         24,408           91,539         60,193
Other income, net.........................................        3,491          2,070            9,613          6,346
                                                           ------------   ------------     ------------   ------------
Income before income taxes................................       43,806         26,478          101,152         66,539
Income taxes..............................................       11,828          7,680           27,309         19,296
                                                           ------------   ------------     ------------   ------------
Net income................................................ $     31,978   $     18,798     $     73,843   $     47,243
                                                           ============   ============     ============   ============

Basic earnings per share.................................. $       0.16   $       0.10     $       0.37   $       0.24
                                                           ============   ============     ============   ============
Diluted earnings per share................................ $       0.13   $       0.08     $       0.31   $       0.21
                                                           ============   ============     ============   ============

Weighted average shares outstanding.......................      201,062        194,372          200,240        194,403
Dilutive effect of:
  Stock options...........................................       42,976         31,292           40,339         27,327
  Warrants................................................           --          1,785               --          1,734
                                                           ------------   ------------     ------------   ------------
Weighted average shares outstanding, assuming dilution....      244,038        227,449          240,579        223,464
                                                           ============   ============     ============   ============

    See accompanying Notes to Condensed Consolidated Financial Statements.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (In thousands)

                                                                                           Nine Months Ended
                                                                                               December 31,
                                                                                  --------------------------------
                                                                                        1999             1998
                                                                                  --------------    --------------
Cash flows from operating activities:
   Net income....................................................................       $ 73,843          $ 47,243
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...............................................          3,690             3,275
     Deferred income taxes.......................................................         (1,013)            8,043
     Tax benefit associated with stock options...................................         23,890             6,700
     Changes in assets and liabilities...........................................        (23,070)          (22,506)
                                                                                  --------------    --------------
       Net cash provided by operating activities.................................         77,340            42,755
                                                                                  --------------    --------------
Cash flows from investing activities:
   Net purchases of marketable securities and other investments..................        (70,371)          (25,325)
   Additions to property and equipment...........................................         (1,832)             (377)
   Additions to intangible assets................................................         (4,083)           (1,536)
                                                                                  --------------    --------------
       Net cash used in investing activities.....................................        (76,286)          (27,238)
                                                                                  --------------    --------------
Cash flows from financing activities:
   Proceeds from exercise of stock options.......................................         15,952            15,407
   Purchases of treasury stock...................................................             --           (28,439)
                                                                                  --------------    --------------
       Net cash provided by (used in) financing activities.......................         15,952           (13,032)
                                                                                  --------------    --------------
Effect of exchange rate changes on cash and cash equivalents.....................            194              (120)
                                                                                  --------------    --------------
Net increase in cash and cash equivalents........................................         17,200             2,365
Cash and cash equivalents at beginning of period.................................        184,334           153,517
                                                                                  --------------    --------------
Cash and cash equivalents at end of period.......................................       $201,534          $155,882
                                                                                  ==============    ==============

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

     The Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2000.

     On February 9, 2000, the Company changed its place of incorporation from the British Virgin Islands to the State of Delaware.

(2)  Business Combinations

     In October 1999, the Company and TV Guide, Inc. ("TV Guide") entered into a merger agreement under which TV Guide will become a wholly owned subsidiary of the Company. Under the merger agreement, TV Guide shareholders will receive
0.6573 shares of Gemstar common stock for each share of TV Guide Class A and B common stock. The exchange ratio is not subject to adjustment. The transaction will be accounted for as a purchase. Closing of the transaction is anticipated in late April 2000 and is subject to approval by shareholders of each company and the satisfaction of customary regulatory requirements.

     In January 2000, the Company completed mergers of two electronic-book companies, NuvoMedia Inc., maker of the Rocket eBook, and SoftBook Press Inc., maker of the SoftBook Reader. Both mergers are stock-for-stock transactions and will be accounted for as poolings of interests. The total number of shares issued for the two entities is less than 3 percent of the Company's fully diluted shares.

(3)  Earnings Per Share

     Basic earnings per share is computed using the weighted average number of Ordinary Shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and warrants using the treasury stock method.

(4)  Stock Splits

     In April 1999, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend which was paid in May 1999 to shareholders of record as of April 30, 1999. In November 1999, the Board of Directors approved a two-for-one stock split in the form of a stock dividend which was paid in December 1999 to shareholders of record as of November 29, 1999. All share and per share amounts herein have been adjusted for these stock splits.

(5)  Comprehensive Income

     The Company's comprehensive income consisted of net income, unrealized gains on marketable securities and the equity adjustment from foreign currency translation. Comprehensive income was $47,586,000 and $18,800,000 for the three months ended December 31, 1999 and 1998, respectively, and was $89,763,000 and $47,123,000 for the nine months ended December 31, 1999 and 1998, respectively. Accumulated other comprehensive income (loss) presented on the accompanying condensed consolidated balance sheets consists of unrealized gains on marketable securities and cumulative translation adjustments.

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

Results of Operations

     Revenues for the quarter ended December 31, 1999 were $61.8 million, an increase of 49% when compared with revenues for the year-ago period of $41.5 million. Revenues for the nine months ended December 31, 1999 were $152.1 million, an increase of 35% when compared with revenues for the year-ago period of $112.4 million. The increase in revenues is due to the continued growth in worldwide licensing income derived from the Company's proprietary technologies and intellectual property associated with the VCR Plus+ system and the electronic program guide, including payments due from General Instrument Corporation under a disputed contract following a favorable American Arbitration Association panel ruling.

     Total operating expenses for the quarter ended December 31, 1999 were $21.5 million, comprised of selling and marketing expenses of $11.3 million, research and development expenses of $3.7 million, and general and administrative expenses of $6.5 million. Compared with the year-ago period, total operating expenses for the current quarter increased 26%. Total operating expenses for the nine months ended December 31, 1999 were $60.6 million, comprised of selling and marketing expenses of $31.4 million, research and development expenses of $11.0 million, and general and administrative expenses of $18.2 million. Compared with the year-ago period, excluding nonrecurring expenses, total operating expenses for the nine months ended December 31, 1999 increased 20%. The increase in operating expenses was due primarily to an increase in marketing and support costs associated with the electronic program guide and the VCR Plus+ system, an increase in personnel cost to support the Company's licensing business and an increase in legal expenses associated with various litigation matters. Operating margins increased to 60% for the nine months ended December 31, 1999 from 55% for the year-ago period, excluding nonrecurring expenses.

     The Company recorded nonrecurring expenses totaling $1.9 million in the quarter ended September 30, 1998, associated with defending the Company against a hostile takeover attempt. These expenses were comprised primarily of fees for financial advisors and attorneys.

     Income taxes were $11.8 million and $7.7 million for the three months ended December 31, 1999 and 1998, respectively, and were $27.3 million and $19.3 million for the nine months ended December 31, 1999 and 1998, respectively. The Company's effective tax rate was 27% and 29% for the nine months ended December 31, 1999 and 1998, respectively. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from year to year.

Liquidity and Capital Resources

     At December 31, 1999, the Company had cash, cash equivalents and short-term marketable securities totaling $264.2 million. Net cash provided by operating activities was $77.3 million and $42.8 million for the nine months ended December 31, 1999 and 1998, respectively. The increase in net cash provided by operating activities was primarily the result of increases in net income and tax benefits associated with stock options. Net cash used in investing activities was $76.3 million for the nine months ended December 31, 1999, comprised of net purchases of marketable securities and other investments of $70.4 million and additions to property and equipment and intangible assets of $5.9 million. Net cash used in investing activities was $27.2 million for the nine months ended December 31, 1998, comprised of net purchases of marketable securities of $25.3 million and additions to property and equipment and intangible assets of $1.9 million. Proceeds from stock option exercises totaled $16.0 million and $15.4 million for the nine months ended December 31, 1999 and 1998, respectively. Purchases of treasury stock totaled $28.4 million for the nine months ended December 31, 1998.

     In August 1998, the Company's Board of Directors authorized the repurchase by the Company of up to $100 million of its Ordinary Shares. As of December 31, 1999, the Company has repurchased 2.8 million Ordinary Shares for $28.4 million.

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

Year 2000 Compliance

     As of February 11, 2000, the Company has not experienced any material operational issues or costs associated with its internal systems for the Year 2000. However, there can be no assurances that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.

     The Company's proprietary technologies and systems are licensed and incorporated by third parties, such as consumer electronics manufacturers, service providers and software developers into electronics products and platforms that deliver video, programming information and other data. Failure of such third party products, software or content to operate properly with regard to the Year 2000 could require the Company to incur unanticipated expenses to remedy any problems. In addition, the Company utilizes third party equipment, software and content that may not be Year 2000 compliant. The Company is not aware that any of its licensees or third-party vendors have experienced significant Year 2000 related problems.

     The Company believes all of its critical systems are Year 2000 ready. However, there can be no assurance that the Company discovered all possible failure points. If the Company or third party licensees or vendors experience Year 2000 related problems, it could have a material adverse effect on the Company's financial condition or results of operations.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other portions of this report on Form 10-Q contain various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the statement that the Company believes that with the increase in programming content and number of accessible channels, the Gemstar Guide Technology will become an increasingly important tool for assisting consumers in sorting, selecting, and recording television programming; the statement that the Company believes that its interactive program guides will provide an attractive vehicle for the delivery of advertising and other content to consumers; the statement that the Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital and capital expenditure requirements in the foreseeable future; and the statement that the Company believes all of its critical systems are Year 2000 ready. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to in the "Certain Factors Affecting Business, Operating Results and Financial Condition" section of the Company's Annual Report on Form 10-K for the year ended March 31, 1999. This report on Form 10-Q should be read in conjunction with the "Certain Factors Affecting Business, Operating Results and Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended March 31, 1999. We are not aware of any changes necessary to those disclosures.

                          PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

  On October 19, 1993, TV Guide, Inc. (formerly United Video Satellite Group, Inc.) brought suit against StarSight Telecast, Inc. ("StarSight"), a now wholly owned subsidiary of the Company, in the United States District Court for the Northern District of Oklahoma, seeking a declaratory judgment that its interactive program guide products do not infringe certain of StarSight's patents. StarSight counterclaimed charging infringement of one of the patents. Through subsequent procedural motions, the lawsuit expanded to include a total of ten patents to which StarSight has rights and to federal antitrust claims. The Court has deferred consideration of all of the other claims and counterclaims pending the resolution of the infringement, validity and enforceability issues of one of the patents. A phased bench trial began on May 8, 1996, with TV Guide essentially presenting its case in chief on the validity and enforceability issues related to this patent. In subsequent proceedings, StarSight presented witnesses relating to the validity, enforceability and infringement of this patent. On February 19, 1999, the Court issued an interlocutory decision finding this patent enforceable over TV Guide's claim that this patent was obtained through inequitable conduct. The Court has not yet ruled on the remaining issues of validity or infringement of this patent. The Court also ordered the parties to participate in settlement discussions. The case has been administratively closed and, in connection with the merger agreement between the Company and TV Guide, will be dismissed in due course upon completion of the merger.

  On May 17, 1997, StarSight filed a Demand for Arbitration with the American Arbitration Association in San Francisco, California, and by such action commenced an arbitration action against General Instrument Corporation ("GI"). The claims in the arbitration center upon GI's alleged delay in deploying StarSight-capable set-top boxes and GI's development of a competing interactive program guide which allegedly uses StarSight patented technology, confidential information and technical information in violation of a License and Technical Assistance Agreement executed by the parties on October 1, 1992. The arbitration is bifurcated into two phases. The first phase generally covers issues related to GI's manufacture and sale of analog cable set-top boxes, while the second phase generally covers issues related to GI's manufacture and sale of digital cable and satellite set-top boxes. In October 1999, in connection with the first phase, the Arbitration Panel issued a ruling against GI in favor of StarSight as a result of GI's breach of its contract with StarSight pertaining to electronic program guides incorporated in GI analog set top boxes. The arbitration award also include punitive damages of an additional 50% of the amount due based on the disputed contract. Certain details of the total amount due including punitive damages are still being finalized by the Arbitration Panel. Revenues for the quarter ended December 31, 1999, include a partial recognition of previously owed fees from GI in the amount of $18 million. None of the punitive damages have been recognized. The second phase of the arbitration, focusing on digital set top boxes, is scheduled to proceed later this year .

  On July 24, 1998, the Company, together with SuperGuide Corporation and StarSight, filed an action against TV Guide Networks, Inc. (formerly Prevue Networks, Inc.) and, as amended, TCI Communications, Inc. in the U.S. District Court for the Northern District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendants' interactive program guide known as "TV Guide Interactive" (formerly "Prevue Interactive"). This case was subsequently transferred to the U.S. District Court for the Northern District of Oklahoma. On December 23, 1998, the Company filed a motion with the Judicial Panel on Multi-district Litigation requesting that this case be consolidated with the Scientific-Atlanta, GI and Pioneer cases hereinafter described and transferred to a single court through the discovery phase of these cases. A hearing on the motion was held and in April 1999, the Judicial Panel ordered that all of the actions pending outside the Northern District of Georgia, except the action against TV Guide Networks, Inc., be transferred to the Northern District of Georgia for coordinated or consolidated pretrial proceedings with the action pending in that district (the "MDL Transfer Order"). All cases subject to the MDL Transfer Order in the Northern District of Georgia are now in pretrial proceedings. The District Court in Oklahoma ordered the parties in the action against TV Guide Networks, Inc. to participate in settlement discussions. The case has been administratively closed and, in connection with the merger agreement between the Company and TV Guide, will be dismissed in due course upon completion of the merger.

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

  On April 22, 1999, SA filed an action against the Company in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. This case has been consolidated with the action filed by SA against StarSight on July 23, 1999, and the parties are currently in pretrial proceedings.

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

  On July 23, 1999, SA filed an action against StarSight in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. This case has been consolidated with the action filed by SA against the Company on April 22, 1999, and the parties are currently in pretrial proceedings.

  On January 19, 2000, StarSight filed a patent infringement action against TiVo Inc. ("TiVo") in the U.S. District Court for the Northern District of California. The suit claims, among other matters, that TiVo willfully infringed certain StarSight intellectual property by virtue of TiVo's deployment, marketing, offers to sell and sale of personalized video recorder devices containing an unlicensed interactive program guide. StarSight is seeking an injunction and monetary damages.

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

Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits

  Exhibit
  Number                                             Document Description
  -------                                            --------------------
2.1          Parent Significant Shareholder Agreement, dated as of December 23, 1996, by and among StarSight
               Telecast, Inc., a California corporation, and certain significant shareholders of Gemstar
               International Group Limited (Incorporated by reference to Form F-4 Registration Statement of Gemstar
               International Group Limited (333-6790), which was declared effective on April 15, 1997)

2.2          Agreement and Plan of Merger, dated as of December 23, 1996, by and among Gemstar International
               Group Limited, a British Virgin Islands corporation, StarSight Telecast, Inc., a California corporation, and G/S Acquisition Subsidiary, a California corporation (Incorporated by reference to
               Form F-4 Registration Statement of Gemstar International Group Limited (333-6790), which was declared effective on April 15, 1997)

2.3          Agreement and Plan of Merger dated as of October 4, 1999 among Gemstar International Group Limited,
               G Acquisition Subsidiary Corp. and TV Guide, Inc., as amended on February 7, 2000 (Incorporated by reference to Form S-4 Registration Statement of Gemstar International Group Limited (333-96407),
               which was declared effective on February 8, 2000)

3.1          Amended and Restated Memorandum of Association of Gemstar International Group Limited (Incorporated
               by reference to Form F-1 Registration Statement of Gemstar International Group Limited (33-79016),
               which was declared effective on October 10, 1995) (Further amendments were filed in connection with
               Gemstar's Form 8-K on July 13, 1998)

3.2          Amended and Restated Articles of Association of Gemstar International Group Limited (Incorporated by
               reference to Form F-1 Registration Statement of Gemstar International Group Limited (33-79016),
               which was declared effective on October 10, 1995) (Further amendments were filed in connection with
               Gemstar's Form 8-K on July 13, 1998)

3.3          Certificate of Incorporation of Gemstar International Group Limited (Incorporated by reference to
               Form S-4 Registration Statement of Gemstar International Group Limited (333-96407), which was declared effective on February 8, 2000)

3.4          Bylaws of Gemstar International Group Limited (Incorporated by reference to Form S-4 Registration
               Statement of Gemstar International Group Limited (333-96407), which was declared effective on
               February 8, 2000)

4.1          Rights Agreement, dated as of July 10, 1998, between Gemstar International Group Limited and
               American Stock Transfer & Trust Company, as Rights Agent (including as an exhibit thereto the terms of the designated Junior Participating Preference Shares) (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A, dated July 13, 1998)

4.2          Amended and Restated Rights Agreement, by and between Gemstar International Group Limited, a
               Delaware corporation which is the continuation of Gemstar International Group Limited, a British
               Virgin Islands corporation, and American Stock Transfer & Trust Company, a New York company
               (Incorporated by reference to Form S-4 Registration Statement of Gemstar International Group Limited
               (333-96407), which was declared effective on February 8, 2000)

4.3          Rights Amendments (Incorporated by reference to Exhibit 99/15 to Gemstar's Form 8-K, filed February
               8, 2000)

10.1         Patent Assignment Agreement, dated as of March 15, 1994, between Gemstar Development Corporation and
               Roy J. Mankovitz. (Confidential treatment requested) (Incorporated by reference to Form F-1
               Registration Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.2         Contract Engineering Agreement (undated) between Hilite, Inc. and Gemstar Development Corporation.
               (Confidential treatment requested) (Incorporated by reference to Form F-1 Registration Statement of
               Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.3         Contract Engineering Agreement (undated) between Hilite, Inc. and Gemstar Holdings Limited.
               (Confidential treatment requested) (Incorporated by reference to Form F-1 Registration Statement of
               Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.4         Contract Engineering Agreement (undated) between Hilite, Inc. and Index Systems, Inc. (Confidential treatment requested) (Incorporated by reference to Form F-1 Registration Statement of Gemstar
               International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.5         Form of Option Exercise and Assignment Agreement, dated March 16, 1994, between Gemstar Development
               Corporation and each of Henry C. Yuen, Wilson K.C. Cho and Daniel S.W. Kwoh (Incorporated by
               reference to Form F-1 Registration Statement of Gemstar International Group Limited (33-79016),
               which was declared effective on October 10, 1995)

10.6(a)      Exclusive Representation Agreement, dated July 30, 1990, between Gemstar Development Corporation and
               United Feature Syndicate, Inc. (Confidential treatment requested) (Incorporated by reference to Form
               F-1 Registration Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.6(b)      Exclusive Representation Agreement, dated May 20, 1991, between Gemstar Development Corporation and
               United Feature Syndicate, Inc., together with First Amendment to Exclusive Representation Agreement, dated March 4, 1994 (Confidential treatment requested) (Incorporated by reference to Form F-1
               Registration Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.6(c)      Exclusive Representation Agreement, dated March 21, 1994 between Gemstar Development Corporation and
               United Feature Syndicate, Inc. (Confidential treatment requested) (Incorporated by reference to Form
               F-1 Registration Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.7         Registration Rights Agreement, dated August 16, 1995, between Gemstar International Group Limited and the Shareholders of E Guide, Inc. (Incorporated by reference to Form F-1 Registration Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.8         Company Significant Shareholder Agreement, dated as of December 23, 1996, by and among Gemstar
               International Group Limited, a British Virgin Islands corporation, and certain significant shareholders of StarSight Telecast, Inc. (Incorporated by reference to Form F-4 Registration
               Statement of Gemstar International Group Limited (333-6790), which was declared effective on April
             15, 1997)

10.9         Company Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a
               California corporation, and Gemstar International Group Limited, a British Virgin Islands
               corporation (Incorporated by reference to Form F-4 Registration Statement of Gemstar International
               Group Limited (333-6790), which was declared effective on April 15, 1997)

10.10        Parent Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a
               California corporation, and Gemstar International Group Limited, a British Virgin Islands
               corporation (Incorporated by reference to Form F-4 Registration Statement of Gemstar International
               Group Limited (333-6790), which was declared effective on April 15, 1997)

10.11        TDN, Inc., Stockholders Agreement, dated as of October 31, 1997, by and among TDN, Inc., a Delaware corporation, Gemstar Marketing, Inc., a California corporation, and Thomson Consumer Electronics,
               Inc., a Delaware corporation (Incorporated by reference to Form 8-K dated January 12, 1998, as amended on June 11, 1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment granted by the Securities and Exchange Commission)

10.12        Cost and Reimbursement Support Agreement, dated as of October 31, 1997, by and among TDN, Inc., a
               Delaware corporation, and Gemstar International Group Limited (Incorporated by reference to Form 8-K dated January 12, 1998, as amended on June 11, 1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment granted by the Securities and Exchange
               Commission)

10.13        Definitive Agreement, dated as of January 9, 1998, by and among Gemstar International Group Limited,
               StarSight Telecast, Inc., a California corporation, and Microsoft Corporation, a Washington corporation (Incorporated by reference to Form 8-K dated January 12, 1998, as amended on June 11,
               1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential
               Treatment granted by the Securities and Exchange Commission)

10.14        Rescission Agreement, dated as of January 9, 1998, by and between StarSight Telecast, Inc., a
               California corporation and Microsoft Corporation, a Washington corporation (Incorporated by reference to Form 8-K dated January 12, 1998, as amended on June 11, 1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment granted by the
               Securities and Exchange Commission)

10.15        Voting Agreement dated as of October 4, 1999 among Liberty Media Corporation, certain of its controlled affiliates and Gemstar International Group Limited (Incorporated by reference to Exhibit
               7(i) to Schedule 13D/A, filed November 4, 1999, with respect to ownership of securities of TV Guide,
               Inc.)

10.16        Voting Agreement dated as of October 4, 1999 among The News Corporation Limited, certain of its controlled affiliates and Gemstar International Group Limited (Incorporated by reference to Exhibit
               10.8 to Schedule 13D/A, filed November 4, 1999, with respect to ownership of securities of TV Guide,
               Inc.)

10.17        Voting Agreement dated as of October 4, 1999 between TV Guide, Inc. and Henry C. Yuen (a stockholder of Gemstar International Group Limited) (Incorporated by reference to Exhibit 1 to Schedule 13D/A, filed January 5, 2000, with respect to ownership of securities of Gemstar International Group
               Limited)

10.18        Voting Agreement dated as of October 4, 1999 between TV Guide, Inc. and Elsie Ma Leung (a stockholder of Gemstar International Group Limited) (Incorporated by reference to Exhibit 99.4 to
               Gemstar's Form 8-K, filed February 8, 2000)

10.19        Voting Agreement dated as of October 4, 1999 between TV Guide, Inc. and Dynamic Core Holdings
               Limited (a stockholder of Gemstar International Group Limited) (Incorporated by reference Exhibit 1 to Schedule 13D/A, filed January 5, 2000, with respect to ownership of securities of Gemstar
               International Group Limited)

10.20        Voting Agreement dated as of October 4, 1999 between TV Guide, Inc. and THOMSON multimedia S.A. (a stockholder of Gemstar International Group Limited) (Incorporated by reference to Exhibit 99.6 to
               Gemstar's Form 8-K, filed February 8, 2000)

10.21        Stockholders Agreement, dated as of October 4, 1999, by and among The News Corporation Limited, a
               South Australia, Australia corporation, Liberty Media Corporation, a Delaware corporation, Henry C.
               Yuen and Gemstar International Group Limited, a British Virgin Islands corporation (Incorporated by reference to Exhibit 99.9 to Gemstar's Form 8-K, filed February 8, 2000)

10.22        Stock Option Agreement, dated as of October 4, 1999, between Gemstar International Group Limited, a
               British Virgin Islands corporation and TV Guide, Inc., a Delaware corporation (Option on Gemstar
               Stock) (Incorporated by reference to Exhibit 99.13 to Gemstar's Form 8-K, filed February 8, 2000)

10.23        Stock Option Agreement, dated as of October 4, 1999, between Gemstar International Group Limited, a
               British Virgin Islands corporation and TV Guide, Inc., a Delaware corporation (Option on TV Guide
               Stock) (Incorporated by reference to Exhibit 99.14 to Gemstar's Form 8-K, filed February 8, 2000)

10.24        1994 Stock Incentive Plan, as amended (Incorporated by reference to Form F-1 Registration Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.25        Amendment to Subsection 1.4(a) of 1994 Stock Incentive Plan, as amended (Incorporated by reference to Form F-1 Registration Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.26        Amendment to 1994 Stock Incentive Plan, as amended, adopted on March 12, 1998.(Incorporated by reference to Annual Report on Form 10-K of Gemstar International Group Limited for the fiscal year ended March 31, 1998, filed June 29, 1998)

10.27        Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and Henry C.
               Yuen, as amended. (Confidential treatment requested) (Incorporated by reference to Form F-1
               Registration Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.28        Employment Agreement, dated August 1995, between Gemstar International Group Limited and Thomas L.H.
               Lau (Incorporated by reference to Form F-1 Registration Statement of Gemstar International Group
               Limited (33-79016), which was declared effective on October 10, 1995)

10.29        Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and Daniel S.W.
               Kwoh, as amended. (Confidential treatment requested) (Incorporated by reference to Form F-1
               Registration Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.30        Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and Roy J.
               Mankovitz, as amended. (Confidential treatment requested) (Incorporated by reference to Form F-1
               Registration Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.31        Employment Agreement, dated August 16, 1995, between Pros Technology Limited and Wilson K.C. Cho.
               (Confidential treatment requested) (Incorporated by reference to Form F-1 Registration Statement of
               Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.32        Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and Elsie Ma
               Leung, as amended (Incorporated by reference to Form F-1 Registration Statement of Gemstar
               International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.33        Employment Agreement, dated April 1, 1994, between Gemstar Development Corporation and Larry
               Goldberg, as amended (Incorporated by reference to Form F-1 Registration Statement of Gemstar
               International Group Limited (33-79016), which was declared effective on October 10, 1995)

10.34        Employment Agreement, dated as of July 22, 1999, among Gemstar International Group Limited, Gemstar
               Development Corporation and Stephen A. Weiswasser.(Incorporated by reference to Form 10-Q of Gemstar
               International Group Limited for the fiscal quarter ended June 30, 1999, filed August 16, 1999)

10.35        Amended and Restated Employment Agreement, effective as of January 7, 1998, among Gemstar
               International Group Limited, Gemstar Development Corporation and Henry C. Yuen (Incorporated by
               reference to Annual Report on Form 10-K/A for the fiscal year ended March 31, 1998, filed November
               17, 1998) (Certain information in this exhibit has been omitted pursuant to a request for
               Confidential Treatment which was filed with the Securities and Exchange Commission)

10.36        Amendment No. 1 to Amended and Restated Employment Agreement, dated as of October 4, 1999, by and among Gemstar International Group Limited, Gemstar Development Corporation and Henry C. Yuen
               (Incorporated by reference to Exhibit 99.10 to Gemstar's Form 8-K, filed February 8, 2000)

10.37        Amended and Restated Employment Agreement, dated as of March 31, 1998, among Gemstar International
               Group Limited, Gemstar Development Corporation and Elsie Leung (Incorporated by reference to Annual
               Report on Form 10-K/A for the fiscal year ended March 31, 1998, filed November 17, 1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

27           Financial Data Schedule

  (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Gemstar International Group Limited
                         (Registrant)


                         By: /s/ Elsie Ma Leung
                             -----------------------
                             Elsie Ma Leung
                             Chief Financial Officer

Date: February 14, 2000