Form 10-K405
period 2000-03-31
GEMSTAR INTERNATIONAL GROUP LTD
filed 2000-06-29
CIK 923282

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended March 31, 2000

                                       or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from  to

                        Commission file number 0-26878

                      GEMSTAR INTERNATIONAL GROUP LIMITED
            (Exact name of registrant as specified in its charter)

                     Delaware                                      95-4782077
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

                    Common Stock, par value $.01 per share
                               (Title of class)

                               ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of May 31, 2000, there were 208,480,000 shares of the registrant's Common Stock outstanding. As of May 31, 2000, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $6.1 billion, based on the closing sale price of $42.44 per share as reported by the Nasdaq National Market System. Shares of Common Stock held by officers, directors, and 5% holders have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement related to the 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000, are incorporated by reference into Part III of this Annual Report.

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

  The Company's first proprietary system, VCR Plus+(R), was introduced in 1990, is widely accepted as a de facto industry standard for programming VCRs and is currently incorporated into virtually every major brand of VCR sold worldwide. VCR Plus+ enables consumers to record a television program by simply entering a PlusCode(R) Number (a proprietary one to eight digit number) into a VCR or television equipped with the VCR Plus+ technology ("Plus Code Numbers"). PlusCode Numbers are printed next to television program listings in over 1,800 publications worldwide, with a combined circulation of over 330 million. VCR Plus+ is licensed through long-term licensing agreements with a large number of VCR manufacturers, including Sony Corporation ("Sony") and Thomson Consumer Electronics, Inc. ("Thomson"), and is offered internationally in more than 40 counties.

  The Company has also developed and acquired a large portfolio of technologies and intellectual property necessary to implement interactive program guides (the "Gemstar Guide Technology") which enable consumers to navigate through, sort, select and record television programming. The Gemstar Guide Technology has been licensed for, or incorporated into, televisions, VCRs, TV-VCR combination units, cable set-top boxes, integrated satellite receiver decoders, personal computers, PCTVs, Internet appliances and interactive services providing television thereon. The Company believes that with the increase in programming content and in the number of accessible television channels, the Gemstar Guide Technology is becoming an increasingly important and ubiquitous tool for assisting consumers in sorting, selecting and recording television programming and will become a portal for a range of services and content.

  In January 2000, Gemstar announced its plan to enter the electronic book ("eBook") publishing business through the acquisition of the two leading eBook companies NuvoMedia(R), Inc., the maker of the Rocket eBook(R), and SoftBook Press, Inc. maker of the SoftBook(R) Reader. The electronic book publishing business, another application of Gemstar's strategy of developing, marketing and licensing proprietary technologies, supports the Company's strategy to enhance consumer interactivity with electronic products and provide electronic enhancements for traditional consumer activities. This business opportunity will permit Gemstar to create a pre-eminent platform for the distribution and sale, in a secure and protected distribution environment, of electronically based reading material, using consumer-friendly state-of-the-art reading devices, offering a broad range of books, magazines, newspapers and other materials.

  The Company's primary source of revenues to date has been license fees paid by consumer electronics manufacturers and publications for the licensing of the VCR Plus+ technology and the right to print the PlusCode Numbers, respectively, and licensing of the Gemstar Guide Technology. The Company pursues a licensing strategy for its VCR Plus+ system and Gemstar Guide Technology whereby the Company is paid on-going per unit license fees and, in certain instances, up-front and annual license fees. In addition, the Company pursues a recurring revenue model for its proprietary Gemstar Guide Technology whereby the Company receives revenues from the delivery of advertising and promotion displayed on the guides, from sponsorship of guide pages and from data services and interactive transactions accessed through the guide. The Company does not charge consumers set-up or subscription fees for the use of the guide and encourages its licensed Service Providers to similarly provide the guide without incremental cost to the consumer. To date, the Company has not realized significant revenues from advertising and sponsorship. See "Advertising."

  During fiscal year 2000, the Company continued its plan to license the Gemstar Guide Technology. In May 1999, the Company entered into a long-term licensing agreement with America Online, Inc. ("AOL"), pursuant to which AOL was granted a license to use the Gemstar Guide Technology to develop its own customized interactive programming guides, in particular for AOL TV. In July 1999, the Company entered into a long-term licensing agreement with Corporate Media Partners ("Americast"), a joint venture of BellSouth Corporation, GTE Corporation, Ameritech and Southern New England Telephone (both now part of SBC Communications) and The Walt Disney Company for the use of Gemstar Guide Technology. By August 1999, the Company was able to announce that its interactive program guides, sold under the GUIDE Plus+ and GUIDE Plus+ Gold brands, were then available on multiple TV models sold by Thomson, Sony, JVC, Zenith and Philips, brands that include the top four in the United States commanding 60% of the U.S. TV market.

  The Company believes that its interactive program guides are an attractive vehicle for the delivery of advertising and other content to consumers and over time expects to derive significant revenues not merely from licensing proprietary technology, but also from recurring platform-based revenues, for example from advertising. In April 1999, the Company entered into a long-term agreement with Paging Network, Inc. ("PageNet") that will permit one and two-way broadcasting of data on PageNet's 900 MHz wireless paging network. This frequency band will, with the use of transceivers, support one and two-way advertising services, near real-time content services, and an alternative updating system for the distribution of electronic program guide scheduling information to users. Under current technology, TDN, Inc. ("TDN"), a Joint Venture of Gemstar, Thomson and NBC, has been the vehicle for the sale of guide advertising. In January 2000, the Company and Thomson agreed to expand their ability to offer guide-based interactive content and advertising services through the 900 MHz paging technology by contributing their TDN interests to a new venture named @TV Media which will be responsible for exploiting the technology, creating two-way services, and providing an expanded advertising business based on the new technology. In August 1999, Gemstar received a key patent that supports the delivery (in text, graphics or motion video) of advertising, promotional material and other content within the interactive program guides through the use of interactive informational areas (or "information panels"), as well as of additional information services that can be accessed independent of the guide or program listings.

  The Company believes that successful implementation of the Gemstar Guide Technology in a broad range of platforms requires the Company to coordinate the activities of companies in many industries. Accordingly, the Company seeks long-term relationships with a broad range of consumer electronics and other manufacturers, television broadcasters, cable companies and software developers. In addition to those areas of expansion described elsewhere, the Company historically has entered into important strategic relationships to cover multiple interactive program guide ("IPG" or "EPG") platforms. For example, in November 1997, the Company signed a multi-year agreement with Thomson, in which the parties agreed, among other things, to cooperate in establishing the Gemstar Guide Technology as the industry standard in North and South America, and to jointly pursue a recurring revenue model in the consumer electronics sector. That agreement was essentially expanded in January 2000, with Thomson agreeing to deploy the Gemstar IPG into an estimated 30 million Thomson devices over the next decade. In January 1998, the Company entered into a cross-licensing agreement with Microsoft Corporation ("Microsoft") pursuant to which Microsoft agreed to license the Gemstar Guide Technology as part of its TV viewer feature in the Windows 98 operating system. Microsoft has also licensed the right to incorporate the Gemstar Guide Technology in products worldwide that incorporate interactive program guides, including its Web TV and Universal TV television products. In September 1998, the Company entered into an agreement with Deutsche Telekom AG to cooperate in the development and provision of an interactive program guide and related services to digital cable television households throughout Germany. In March 1999, the Company entered into a joint venture with Dentsu, Inc., the largest international advertising public relations agency in the world, and Tokyo News Service Limited, a leading Japanese publisher of entertainment magazines. The joint venture, Interactive Program Guide, Inc., intends to pursue interactive services, including advertising, promotion, sponsorship and transaction opportunities on Gemstar's interactive program guides. The Company owns a majority interest in the joint venture and will receive a percentage of sales as royalty. In August 1999, the Company announced an agreement with Axel Springer Verlags AG to collaborate in the provision of guide services to Axel Springer Interactive subscribers in Germany, and in January 2000, Gemstar and Thomson entered into a long-term agreement to pursue opportunities for electronic program guides throughout Europe with service to be launched as early as 2001.

  In April 1999, the Company acquired Electronic TV Host, an online and web-based electronic program guide service, from TVH, Inc., a leading provider of printed cable television guides. Electronic TV Host is a dedicated online interactive program guide provider.

  On October 4, 1999, the Company announced that it had entered into an agreement to acquire, by merger, TV Guide, Inc. ("TV Guide"). Under the agreement TV Guide shareholders will receive 0.6573 shares of Gemstar common stock for each share of TV Guide Class A and B common stock. Upon consummation, Gemstar shareholders will retain more than 50% of the shares of the combined company. The merger was the subject of an Form S-4 Registration Statement filed with the Securities and Exchange Commission on February 9, 2000 and was overwhelmingly approved by the Company's shareholders in a vote held on March 17, 2000. Closing of the transaction awaits the approval of the Department of Justice pursuant to its Hart-Scott Rodino procedures.

  In March 2000, the Company entered into a long-term strategic agreement with Thomson Multimedia to jointly pursue the eBook market worldwide. Under the agreement, Thomson will license eBook technology from the Company, and commit to a multi-year product shipment plan aimed at placing tens of millions of eBook devices into consumers' hands. The Company will operate a secure distribution system for the sale and delivery of eBook content to consumers, and Thomson will receive a share of the revenues derived from the sale of this content. Currently, the Company's two eBook devices receive retail distribution through their respective web sites and through the web sites of certain Internet booksellers. The new strategic alliance with Thomson will greatly expand the distribution channels for the eBook readers so that consumers will be able to additionally purchase eBook readers in the thousands of familiar consumer electronics outlets that support the RCA, Proscan and GE brands. In addition to traditional publishing, the Company's eBook strategy also includes working with additional strategic partners to expand existing eBook services and functions and to pursue such opportunities as publishing electronic magazines, full-color catalogs, reference books, textbooks and technical publications.

  The Company was organized in April 1992 as a British Virgin Islands corporation. Historically, the Company's licensing operations in the United States were conducted through Gemstar Development Corporation ("GDC"), a California corporation, and the Company operated internationally through its various subsidiaries incorporated outside of the United States. As part of the merger plan with TV Guide, and for independent tax reasons, in February 2000 the Company effected a domestication from the British Virgin Islands to the State of Delaware, and it is now a corporation organized under that State's laws.

  On May 14, 1999, the Company effected a two-for-one stock split in the form of a stock dividend to holders of record as of April 30, 1999. On December 13, 1999, the Company effected a two-for-one stock split in the form of a stock dividend to holders of record as of November 29, 1999.

  Information regarding business segments is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and also in Note 1 of the Notes to Consolidated Financial Statements. Information regarding revenues by geographical area is contained in Note 10 of the Notes to Consolidated Financial Statements.

Industry Overview

 Television

  Television viewers today are faced with an increasing array of viewing options. Expansion of analog cable television system capacity has increased the number of available channels in many households to 100 or more. Direct broadcast satellite systems now available in most areas of the U.S. can deliver over 200 channels. The adoption of digital broadcasting technology and further improvement in compression technologies promise an even greater increase in channel capacity (300 to 500 channels) in digital cable systems. Further fueling the wealth of consumer viewing choices is the rapid growth in the number of national broadcast and cable networks in the past decade, as well as the widespread availability of premium cable programming and pay-per-view options.

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

  According to the Bates Dorland's European Media Guide, in France, Germany, Italy, United Kingdom and Spain, the percentage of television households owning VCRs as of 1999, was 76%, 58%, 59%, 84% and 67%, respectively. The Consumer Electronics Manufacturers Association, a sector of the Electronics Industries Alliance, estimates that, as of 1999, approximately 92% of the television households in the U.S. owned VCRs. The Electronic Industries Alliance has estimated that consumer VCR sales in the U.S. were over 22.8 million in 1999, an increase of 26% percent over the previous year. The Company believes that VCR sales in the U.S. are driven by the replacement of older equipment and the purchase of multiple units for use within a single household, and that VCR sales outside the U.S. are substantially greater than those within the U.S. because of the greater percentage of television households lacking VCRs. According to the Electronic Industry Association, in 1999 consumer portable and table color television sales in the U.S. were approximately 23.2 million units. The Company estimates that the number of hardware platforms shipped annually which are suitable for incorporating the Gemstar Guide Technology may be as many as 60 million or more, and include televisions (28.9 million units per year in the U.S., including TV-VCR combination units), VCRs (22.8 million units per year in the U.S.), set-top cable boxes (8.8 million units per year in the U.S.), integrated satellite receivers and decoders (5.5 million per year in the U.S.) and tuner-equipped personal computers.

  The manufacture and sale of VCRs and televisions is highly competitive and dominated by large consumer electronics companies such as Hitachi Corporation, Ltd., Matsushita Electric Industrial Co., Ltd., Mitsubishi Electric Corporation, Samsung Electronics Company, Ltd., Sony Corporation, Thomson, Toshiba Corporation, Zenith Electronics Corporation and others. Manufacturers of VCRs and televisions compete primarily on price and features. Innovations such as remote control and on-screen programming were quickly adopted by major manufacturers. Innovations such as these initially permit a product model to command a premium price and, if cost-effective for mass market implementation, may become "must-have" features that are later incorporated into a broad range of products. The Company believes that the size of the television and VCR markets and the competitive pressures within the industry present an opportunity for companies that can provide innovative technologies that both appeal to consumers and are attractive to, and cost-effective for, manufacturers.

  Service Providers such as cable system owners and operators and direct broadcast satellite broadcasters compete with other multi-channel video programming distributors based on price, the breadth of programming choices and other viewing features. Service Providers seek to differentiate themselves from competitive programming distributors and to enhance potential revenues by offering viewers premium services such as "pay-per-view" programming and other subscription services. The Company believes that consumer demand for systems and technologies that help to organize viewing choices, together with Service Providers' desire to differentiate themselves from competitive programming distributors and to enhance potential revenues, provide an opportunity for the Gemstar Guide Technology.

 Electronic Book Publishing

  In the United States, sales of books to consumers produce revenues of approximately $30 billion per year. Sales of magazines and newspapers total $60 billion, with another $60 billion in advertising sold per year. The costs of manufacturing, delivering and warehousing these materials are very significant to the publishers of this material. Currently, there is growing recognition that a sizeable portion of the consumer market for books and periodicals may respond to devices that will allow the consumer to download and store these materials, via the internet or ethernet, so long as the devices are lightweight, provide lighting conducive to easy reading, have sufficient memory to store a number of books, magazines and other materials, and do not require excessive recharging--that is, offer sufficiently long battery life. Such a product can be differentiated from the traditional print product, and from devices in which retrieval of reading material is merely one of a number of tasks the device will perform. The Company believes there is a large potential market of serious readers interested in storing, downloading and reading from a variety of selected books, periodicals and newspapers on such user-friendly devices. Although hard-cover publishing in the traditional form will remain available and viable for the foreseeable future, the Company believes that its product both offers a platform for the serious reader and can relieve content publishers of a significant portion of their production costs.

Gemstar Strategy

  The Company's objective is to strengthen its position as a worldwide leader in developing, marketing and licensing proprietary technologies and systems that simplify and enhance consumers' interaction with electronics products and other platforms that deliver video, programming information and other data. Key elements of the Company's strategy include the following:

    Develop Solutions that Address Consumer Needs. The Company believes that the development of solutions that address consumers' needs for user-friendly video entertainment products is central to the success of its technologies and systems. Due to the complexity of video entertainment devices, consumers typically utilize only a portion of their available features. To appeal to a broad range of consumers, the Company believes that home video technology enhancements must be intuitive, cost-effective and easy to use. Accordingly, the Company seeks to identify and develop technologies and systems that simplify and enhance consumers' interaction with electronics products and other platforms that deliver video, programming information and other data, thereby providing significant value to consumers. The Company also believes that the growth in available viewing options has created a need for interactive program guides to assist consumers in the sorting, selection and recording of programs, much like a browser or a search engine facilitates the location of desired sites on the Internet. The Company intends to continue to identify and address consumer needs with value-added technologies, such as through its entry into the still-nascent electronic book business.

    Protect Proprietary Solutions. The Company believes that significant value lies in the intellectual property it has developed, acquired and incorporated into its technologies and systems. The markets in which the Company competes are extremely competitive, and it is critical to the Company's success that it protect and enhance its competitive advantages, including its intellectual property. Accordingly, the Company has implemented an extensive intellectual property protection program, including seeking patent protection where appropriate. In addition, where the Company believes that others have infringed its intellectual property rights, it has taken appropriate actions including litigation to protect its rights. The Company intends to continue aggressively to protect its intellectual property and other competitive advantages.

    Establish and Maintain Cross-Industry Support. The successful implementation of the Company's technologies and systems requires the Company to coordinate the activities of companies in many industries that have not historically worked closely together, including consumer electronics product manufacturers, publishers, broadcasters, cable and software companies. The Company has established long-term relationships within these industries and has demonstrated an ability to understand their varying business objectives and coordinate cross-industry efforts. The Company believes that its ability to work closely with disparate industry participants facilitated the success of VCR Plus+ and will contribute to the successful adoption of the Gemstar Guide Technology and to the successful launch of its new electronic book products. The Company believes that its ability to understand and coordinate the business objectives of multiple industry groups provides a significant competitive advantage.

    Develop Multi-Platform Technologies and Systems. The Company seeks to provide the technologies and systems through which video programming information and other related data and services are obtained, irrespective of the delivery platform. As a result, the Company is aggressively pursuing a multi-platform strategy with respect to licensing its technologies and systems. The Company has designed its technology to be adaptable to multiple platforms so that its extensive feature sets can become de facto industry standards. To date, the Company has licensed its technologies for inclusion in a range of information delivery platforms that includes televisions, VCRs, TV-VCR combination units, digital versatile disk recorders ("DVD Recorders"), cable set-top boxes, integrated satellite receiver decoders, personal computers, PCTVs and Internet appliances. The Company intends to license its technologies for use on other platforms that it believes may be widely adopted by consumers.

    License Broadly to Create De Facto Standards. As noted, the Company's strategy is to establish its technologies and systems as industry standards. Accordingly, the Company strives to broadly license its technologies non-exclusively within targeted industry groups. For example, VCR Plus+, widely accepted as a de facto industry standard, is licensed to virtually every major VCR manufacturer. Similarly, NuvoMedia and SoftBook Press, acquired early this year by Gemstar, have developed an open standard that establishes encryption and other standards to which members of the industry can design. Additionally, the Company has licensed its Gemstar Guide Technology to television manufacturers, cable operators, DSS service providers, Internet service providers, manufacturers of satellite and digital terrestrial set-top boxes, and intends to continue to aggressively pursue additional licensees.

    Pursue Recurring Revenue Model. The Company is pursuing recurring revenue opportunities that may arise in connection with the implementation of the Gemstar Guide Technology. In the future, the Company expects to be able to augment its traditional license revenue business model with one based on recurring revenues from its share of advertising, electronic commerce and in particular television-based commerce both tied to and independent of the EPG. Its two-way paging technology will permit both in-guide and outside-of-the guide opportunities for electronic commerce in television, in whose revenue streams the Company can significantly share.

 VCR Plus+

  As noted, VCR Plus+ was introduced in 1990 to simplify the programming of VCRs for consumers and has been adopted as the standard VCR programming aid by virtually every major consumer electronics manufacturer worldwide. VCR Plus+ is incorporated into VCRs and televisions by licensed consumer electronics manufacturers and enables consumers to record a television program by simply entering a proprietary one to eight digit PlusCode Number, via a remote control, into a VCR or television. PlusCode Numbers are printed next to television listings in participating newspapers and television program guides. PlusCode Numbers are generated through a patented process developed by the Company and are now carried by over 1,800 publications worldwide, including the New York Times, the Los Angeles Times, TV Guide, the Asahi Shimbun (Japan), the Sun (U.K.), the Daily Mirror (U.K.) and the South China Morning Post (Hong Kong). The Company estimates that in 1999 the combined worldwide circulation of all publications that contained PlusCode Numbers was over 330 million.

  The Company continues to develop and introduce additional VCR Plus+ features that manufacturers can license from the Company to enhance the functionality of VCR Plus+. These features include systems which are capable of automating the setup for VCR Plus+, systems which control set-top boxes, systems which update the clock information and cable channel lineup information, and systems which enhance the functionality of the V-chip parental control system. The V-chip parental control system became mandatory on at least half of each manufacturer's TV models with a picture size of 13 inches or greater sold in the United States after July 1, 1999, and on the remaining half of each manufacturer's models by January 1, 2000. The V-chip is intended to give a parent the flexibility and control to identify specific shows to block or unblock from viewing. VCR Plus+ is also licensed for incorporation into DVD Recorders.

 Interactive Program Guides

  The Gemstar Guide Technology was introduced by the Company to implement interactive programming guides which enable consumers to navigate through, sort, select and record television programming. The Gemstar Guide Technology also allows broadcasters to disseminate program information, offers consumer electronics manufacturers an additional television feature, and provides Service Providers with an effective tool for marketing their video programming content. The Gemstar Guide Technology has been licensed for, or incorporated into, televisions, VCRs, TV-VCR combination units, cable set-top boxes, satellite and digital terrestrial set-top boxes, integrated satellite receiver decoders, personal computers, PCTVs and Internet appliances. The Company believes that its interactive program guides provide an attractive vehicle for the delivery of advertising and other content to consumers.

  The following are major current and anticipated features of the Gemstar Guide Technology:

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

  The Company currently markets and licenses the Gemstar Guide Technology to consumer electronics manufacturers which incorporate the technology into TVs, VCRs and TV-VCR combination units ("Consumer Electronics Guides"), and to Service Providers and manufacturers that supply Service Providers with cable set-top boxes ("Service Provider Guides"). In the consumer electronics sector, the Gemstar Guide Technology enables licensed manufacturers to enhance the functionality and appeal of their products and to realize additional revenue through premium pricing. The Company believes that the additional costs to manufacturers of incorporating its technologies into their products must be as low as possible in order to encourage adoption of its technology by manufacturers. The Company also believes that its systems' design must be user-friendly and aesthetically appealing to consumers. The Company's research and design team in Bedford, Massachusetts works closely with each licensed manufacturer to achieve these implementation and design objectives. In the Service Provider sector, the Gemstar Guide Technology enables Service Providers to market additional services to subscribers. The Gemstar Guide Technology allows Service Providers to customize certain elements of the guide for subscribers and also allows subscribers to upgrade features and services over time. The guide is compatible with the Service Provider's subscription management and pay-per-view operations. In the computer and Internet sector, the Company has licensed the Gemstar Guide Technology to Microsoft and AOL. Microsoft has adopted the Gemstar Guide Technology as part of its TV Viewer feature in the Windows' 98 operating system. In addition, AOL has signed a long-term license agreement with the Company to use the Gemstar Guide Technology to develop programming guides for AOL TV. Both Microsoft and AOL have announced expansive plans for distribution of services via television (Microsoft's Web-TV and Universal TV, and AOL's AOL-TV) with a number of partners, and the licensed Gemstar Guide Technology will be used in connection with the services and EPG's they will be offering.

 Electronic Book Publishing

  Entering the electronic book publishing market supports the Company's strategy to make technology consumer-friendly. The Company believes that its proprietary eBook devices will enhance the reading experience of serious book and periodical consumers.

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

                          Mitsubishi Electric
Aiwa Company, Ltd.        Corporation                   Sanyo Electric Co., Ltd.
Akai Electric Co., Ltd.   North American Philips        Sharp Corporation
Daewoo Electronics
 Company,                  Corporation                  Shintom Co., Ltd.
 Ltd.                     Orion Electric Company, Ltd.  Sony Corporation
Funai Electric Co., Ltd.  Philips Electronics N.V.      Thomson Consumer Electronics
Goldstar Co., Ltd.        Pioneer Electronics Corp.      (Proscan, RCA, GE)
Hitachi Corporation,
 Ltd.                     Samsung Electronics Company,  Toshiba Corporation
                                                        Victor Company of Japan,
Matsushita Electric        Ltd.                         Ltd.
                                                        Zenith Electronics
 Industrial Co., Ltd.                                   Corporation

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

Hitachi, Ltd.        Philips Consumer Electronics  Thomson Multimedia S.A.
Matsushita Electric
 Industrial Co.,      Company                       (Proscan, RCA, GE)
                                                   Victor Company of Japan,
 Ltd. (Panasonic)    Sanyo Electric Company, Ltd.  Ltd.
Mitsubishi Electric                                Zenith Electronics
 Corporation         Sharp Corporation             Corporation
                     Sony Corporation

  The Company licenses the Gemstar Guide Technology to consumer electronics manufacturers for a combination of a one-time non-refundable fee and continuing license fees based on the number of units shipped incorporating the licensed technology. License agreements with such manufacturers have terms which typically range from three to seven years.

  The Company licenses the Gemstar Guide Technology to Service Providers, manufacturers in the cable, satellite and set-top box industries and others, including the following:

   Cable/Telecommunications      Satellite and Set-Top Box
          Operators                    Manufacturers                 Others
   ------------------------   ------------------------------- ---------------------
   Americast                  Hitachi Corporation, Ltd.       America Online, Inc.
   Cox Cable Communications   Hughes Network Systems          ATI International SRL
   GTE Communications         Matsushita Consumer Electronics Microsoft Corporation
    Systems
   Quadravision                Company
   US West                    Sony Corporation
                              Toshiba Corporation
                              Thomson
                              Uniden America Corporation

Advertising

  During fiscal year 2000, the Company derived approximately $3.3 million in revenue from the sale of advertising on its interactive program guides by its TDN joint venture. In January 2000, Gemstar and Thomson (a partner in TDN) agreed to contribute their TDN shares to a new entity, @TV Media, that will expand the advertising prospects of the EPG in conjunction with the 900 MHz two-way paging technology that will be used to deliver GUIDE Plus+ data to consumers. As the number of television units that are GUIDE Plus+ enabled increases from its current level, the availability of two-way capacity will present instant e-commerce and television commerce possibilities with one touch of the remote control--an opportunity never before available in the television context. Gemstar estimates that the number of one-way and two-way advertising and sales possibilities will soon be supported by the EPG's ability to deliver billions of impressions per week, which will provide consumers with an opportunity to use the seamless return path to both participate in programming and make purchase decisions in ways unique to the television experience.

  The Company's proposed acquisition of TV Guide is also expected to enhance its ability to serve and participate in this new advertising and commerce environment. TV Guide's various properties and platforms reach millions of U.S. consumers who have made television viewing an important part of their daily lives. TV Guide Magazine has a circulation of approximately 11 million and reaches approximately 34 million readers per week; its Cable Guides have approximately 3 million subscribers and reach approximately 9 million readers; its TV Guide scrolling channel (formerly "Prevue") reaches approximately 50 million cable homes and has weekly viewers totaling approximately 28 million; and TV Guide.com, one of the most popular Internet sites, reaches approximately 2.8 million unique viewers and has approximately 82 million page views per month. In addition, TV Guide's strong brand, important relationships in the Service Provider sector, and significant advertising expertise across multiple platforms will serve to fill in areas where Gemstar has not traditionally been as strong.

  The merged Company will have an important opportunity to reach U.S. consumers who care about television, to cross-promote the various platforms and to sell advertising across platform lines. The Company believes that the reach of TV Guide will help to create consumer awareness of and interest in the electronic guide and the related advertising and interactive commerce opportunities that the electronic guide technology will permit.

  In May 1999, the Company entered into a long-term agreement with AOL pursuant to which AOL was granted a license to use the Gemstar Guide Technology to develop interactive program guides for AOL TV. AOL announced that it intends to use the Gemstar Guide Technology to develop its own customized programming guides in anticipation of its plans to bring its Internet service to television in the year 2000. The Company had previously entered into a comparable agreement with Microsoft in January 1998. In both cases, the Company will participate in advertising revenues created on these platforms.

Technology

 VCR Plus+

  The Company's VCR Plus+ technology allows a user to record a program simply by entering a proprietary PlusCode Number, via a remote control, into a VCR or television. The PlusCode Numbers encode, in a compressed and encrypted form, the essential elements of programming information, including date, time, channel and length of program. The PlusCode Numbers are decoded by the Company's proprietary software, which is embedded in a microprocessor in the VCRs or televisions by licensed consumer electronics manufacturers. Accordingly, when the user enters a PlusCode Number, the VCR Plus+ system turns on the VCR, records the appropriate channel at the appropriate time and then shuts off the VCR. The VCR Plus+ technology has also been incorporated into televisions and is licensed to be incorporated into DVD Recorders. A television incorporating the VCR Plus+ technology controls a VCR through infrared signals.

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

  In November 1998, the Company received a patent for a 900 MHz, two-way interactive system for televisions which is designed to allow a user to execute purchase orders, receive confirmation, or access additional customized information while watching television. The two-way interactive system incorporates pager transmitters and receivers for communication between a central information provider such as a head-end and a local unit, including televisions, VCRs, cable boxes, or other analog or digital set-top boxes. The patent additionally claims the integration of the two-way interactive system with interactive program guides.

  In April 1999, the Company entered into a long-term agreement with Paging Network, Inc. ("PageNet") for broadcasting Gemstar's interactive program guides and other data on PageNet's nationwide wireless communications network. The Company intends to distribute interactive program guide data and other time-sensitive information using 900 MHz wireless paging technology during 2000. The Company believes that the "always-on" nature of wireless paging will allow the Company to augment the functionality of its interactive program guides with near real-time information services including breaking news, up-to-the-minute sport scores and stock quotes. In addition, the Company believes that the wireless paging distribution network will provide an alternative network to the Company's vertical blanking interval system for the distribution of its interactive program guide data. The Company further believes that the two-way paging technology will allow a viewer to respond to television content with one "click" of the remote control. Wireless paging transceivers built into televisions will require no telephone or other connections. The Company expects one-way transmission to be available for televisions equipped with the Company's interactive program guides in the year 2000, and two-way interactive communication to be available in the year 2001.

 Electronic Book Publishing

  The Company is the owner of proprietary content distribution systems, which enable the sale and distribution of literary content to the Company's proprietary secured eBook devices for storage and reading. The Company protects the content from misappropriation or use on any device other than the Company's eBook device (for which the literary work has been encrypted) through a combination of encryption schemes and other security measures. In its agreements with publishers, the Company obtains the right to transmit and distribute the content using the Company's proprietary systems.

Strategic Relationships

  In addition to its customary licensing arrangements with consumer electronics manufacturers and Service Providers, the Company has entered into relationships with parties that can offer strategic benefits. The Company believes that the design and capabilities of the Gemstar Guide Technology will allow the Company and the entities with which the Company enters into strategic relationships to target advertisers, such as cable and broadcast television networks and video and entertainment related product providers, to generate advertising revenues. The Company intends to further exploit the Gemstar Guide Technology through these strategic relationships.

  Thomson. In November 1997, the Company signed an agreement with Thomson to establish the Company's interactive program guide technologies in consumer electronics. The first element has been a multi-year, multi-million dollar license of the Gemstar Guide Technology to Thomson. The second element provides for cooperation in establishing the Company's interactive program guides as a standard for North and South America. The third element provides for a long-term cooperative effort by the Company and Thomson to explore opportunities presented by the interactive program guide platform in the consumer electronics area, including advertising, promotion, sponsorship and interactive services. In 1999 and 2000, the Company's relationship with Thomson was significantly expanded by agreements to develop the EPG in Europe; to develop guide content and advertising together through the exploitation of 900 MHz paging technology; and to develop the electronic book business through a licensing plan pursuant to which Thomson will develop state-of-the art hardware modules.

  Microsoft. In January 1998, the Company entered into a long-term, worldwide agreement with Microsoft in which the two companies agreed to cross license their respective intellectual property in the interactive program guide area. Pursuant to the agreement, Microsoft purchased a non-exclusive license to Gemstar's technology in the interactive program guide area and the Company received a license to Microsoft's intellectual property in the program guide area. Microsoft agreed to pay Gemstar a combination of up-front and per unit license fees. The parties will also share in recurring revenues that may result from an interactive program guide incorporated by Microsoft, including advertising, promotion, sponsorship and linking. Microsoft has agreed to license the Gemstar Guide Technology as a part of its TV viewer feature in the Windows 98 operating system. Microsoft has also incorporated interactive program guides under the license from the Company in current and future versions of its Web TV and Universal TV services.

  AOL. In May 1999, the Company entered into a long-term licensing agreement with AOL pursuant to which AOL was granted a license to use the Gemstar Guide Technology to develop and deploy interactive programming guides in its AOL TV service. The license is designed to facilitate AOL's intentions to develop its own customized electronic programming guides for AOL TV that incorporate features of interactive navigation. These guides are intended to enable subscribers to sort programs by themes or categories, and select shows for viewing or recording. The AOL TV service was launched in June 2000 and offers subscribers interactive services on the television platform.

  Dentsu and Tokyo News Service. In March 1999, the Company entered into a joint venture with Dentsu Inc., the largest international advertising and public relations agency in the world, and Tokyo News Service Limited, a leading Japanese publisher of entertainment magazines. The joint venture, named Interactive Program Guide, Inc., was formed to pursue interactive services, including advertising, promotion, sponsorship and transaction opportunities on the Company's interactive program guide in Japan. Gemstar owns a majority interest in Interactive Program Guide, Inc. and will additionally receive a percentage of sales as royalty.

  Sony. In November 1998, the Company entered into an agreement with Sony pursuant to which Gemstar's interactive program guides will be the exclusive guide incorporated into Sony televisions shipped in the United States and Canada. In October 1998, the Company entered into a multi-year agreement with Sony's Digital Network Solutions Co. division which agreed to incorporate the Gemstar Guide Technology in all of its satellite and digital terrestrial set-top boxes in the United States, Canada and Japan. Sony agreed to pay Gemstar a per-unit license fee based on platform and territory, as well as an up-front payment.

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

Competition

  The Company's technologies and systems compete with those of other companies. Many of the Company's present and potential future competitors have, or may have, substantially greater resources than the Company to devote to further technological and new product developments. The Company believes that it will compete effectively based primarily on the originality of its concepts, the speed with which it can introduce such concepts to the market, the uniqueness of its designs, the focus of its business approach, the strength of its intellectual property portfolio, the extensiveness of its business relationships, the quality and innovation of its technologies and its ability to identify and meet consumer needs.

 VCR Plus+ System

  The Company is aware of no product other than VCR Plus+ that allows the user to program a VCR by entering a numerical code. However, several products on the market offer other simplified VCR programming functions and thus compete with VCR Plus+. Such products include on-screen program guides incorporating point-and-click recording capability. In addition, some new products permit consumers to record programs directly from air or cable for later viewing through the use of memory chips and disc drives contained in the devices. Certain of the Company's interactive program guides use the VCR Plus+ system. As a result, licensees of such guides also license the Company's VCR Plus+ technology. To the extent that electronic program guides with recording capability offered by companies other than Gemstar are widely adopted, such guides may reduce the need for VCR Plus+. All electronic program guides, including those that do not have a point-and-click recording feature, may compete with the printed television guides, and may adversely affect the Company's PlusCode Number coverage and publication license income.

 Interactive Program Guides

  Competition in the market for the delivery of television program schedule information is intense. There are a number of companies with substantially greater financial, sales and marketing resources than the Company which produce and market television schedule information in various formats and which compete or will compete with the Company's interactive program guides products and services. These alternative formats currently include traditional printed television guides, as well as non-interactive (passive) and interactive on-screen electronic guide services, printed television guides in newspapers and weekly publications, and local cable television guides.

  Certain manufacturers of cable and satellite set-top boxes, including Scientific-Atlanta and General Instrument, offer advanced analog and digital set-top boxes which incorporate an interactive program guide with various features similar to those offered by the Company's interactive program guides. Many of such manufacturers have significantly greater resources than the Company to devote to the development and commercialization of such products. If the competing interactive on-screen guides are effectively developed and promoted, and are not deemed to violate the Company's intellectual property rights, they will present a significant competitive challenge to the Company's interactive program guides. Improvements in software porting and in software substitutability, together with government mandated introduction of so-called Open Cable platforms, will increasingly permit the creation of new guides and their quick placement in set-top boxes--both those purchased from service providers and those purchased at retail. It is expected that a number of entities (for example, satellite services, cable operators, box manufacturers and others) may develop or acquire guide products that are competitive with the Company's guides. The Company will take appropriate steps at the appropriate times to ensure that such competing products are either not infringing or are licensed under its patents.

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

  Several other companies have announced that they will provide on-screen programming information in connection with pay-per-view and satellite broadcasting. There can be no assurance that the producers of such systems will not expand their products to include interactive access to programming information that will be competitive with the Company's interactive program guides.

  Although the Company believes that its interactive program guides are in a strong competitive position with respect to its known competitors, particularly because of the strength of its intellectual property, there may be competitors with additional strengths that are unknown to the Company. Such potential competitors, which may include hardware manufacturers, software developers, broadcasters or service providers, could be larger, more established companies with greater resources in the program information delivery market. The Company believes that its acquisition of TV Guide will bring expertise and resources (e.g., branding, relationships and platforms) that will assist the Company's competitive position.

 Electronic Book Publishing

  The market for electronic books is nascent, but there are signs that a number of companies of size and strength (such as Microsoft and Hewlett Packard) intend to compete in the field. The Company believes that its eBook devices and its eBook business model are well-designed to compete in this arena.

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

  The Company follows a vigorous and aggressive patent and trademark policy, both in the U.S. and internationally. The Company has a number of methods and design patents and pending patent applications relating to the VCR Plus+ system and its related technologies. In the area of interactive program guides, the Company has a large portfolio of patents and pending applications including those originated by the Company prior to the StarSight acquisition, those originated by StarSight prior to the StarSight acquisition, those acquired from inventor Michael R. Levine (including patents covering the broad principles used in storing television programming data in a television receiving device and allowing a user to select and display television guide information), and exclusive licensing rights in certain third-party patents. The Company believes that with this combination of rights, it has one of the world's most extensive portfolios of intellectual property in the area of interactive program guides, which spans the fundamental concept of storage and retrieval of television program information to specific user interfaces, and the functionality and methods of implementation of interactive program guides. Pursuant to an agreement entered into in 1997, the Company has acquired the future invention rights of Mr. Levine in the audio-visual technology area. In November 1998, the Company received a patent for a 900 MHz two-way interactive system for televisions which will allow a user to execute purchase orders, receive confirmation, or access additional customized information while watching television. In August 1999, the Company received a patent covering an electronic program guide with interactive panels for advertising and promoting programs, products or services, which are simultaneously displayed with the television listings. The Company also continues to develop and file additional patent applications in a variety of areas in addition to the visual technology area.

  Most of the Company's licensing agreements contain a non-assertion provision which prohibits the licensees from asserting patent infringement claims against the Company's VCR Plus+ system or the Gemstar Guide Technology. The Company generally takes advantage of the Patent Convention Treaty procedures for patent protection in foreign countries. This procedure results in a delay in the application and issuance of foreign patents, but if and when issued, is more cost efficient and these foreign patents will enjoy the same priority date as their U.S. counterparts.

  The Company holds extensive trademark registrations throughout the world and has multiple trademark applications pending for a variety of marks. Marks for which the Company has registrations or applications to register in the U.S. or foreign countries include Gemstar, VCR Plus+ (VIDEO Plus+(R), ShowView(R) and G-CODE(R) are marks used in place of the mark VCR Plus+ in certain countries to avoid or minimize conflicts in those countries), GUIDE Plus+, ShowGuide, ShowList, V-Chip Plus+, INDEX Plus+(R) and PlusCode. The Company has U.S. copyright registrations for the encoding and decoding of computer programs with respect to its compression and encryption technology. The Company considers portions of its encryption technology to be a protectable trade secret and has undertaken considerable efforts to maintain its secrecy.

  The Company's policy is to enter into nondisclosure agreements with each employee and consultant or third party to whom any of the Company's proprietary information is disclosed. These agreements prohibit the disclosure of confidential information to anyone outside the Company, both during and subsequent to employment or the duration of the working relationship.

Research and Development

  The market for the Company's services and products is subject to rapid and significant changes in technology and frequent new service and product introductions. The Company believes that its future success will depend on its ability to enhance its existing technologies and to introduce new technologies on a competitive basis. Accordingly, the Company will continue to engage in significant research and development activities. There can be no assurance, however, that the Company will successfully complete the development of any future technology or that such technology will be compatible with, accepted by or incorporated in the technology or products of third parties. Any significant delay or failure to develop new or enhanced technology could have a material adverse effect on the Company.

Employees

  The Company employed 354 individuals as of March 31, 2000, of whom 53 were employed outside the United States. None of the Company's employees is covered by a collective bargaining agreement or is presently represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

                      CERTAIN FACTORS AFFECTING BUSINESS,
                   OPERATING RESULTS AND FINANCIAL CONDITION

  This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the United States Securities Act of 1933, as amended, and
Section 21E of the United States Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Such forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below. Such factors, together with the other information in this Annual Report, should be considered carefully in evaluating an investment in the Company's Common Stock.

  Limited Growth of VCR Plus+ Revenues. While VCR Plus+ license fees have increased annually since the Company's inception, future growth of revenues derived from VCR Plus+ may be limited by the fact that virtually all major VCR and television manufacturers have licensed the VCR Plus+ technology, the fact that the Company has already expanded into most major markets worldwide, and the fact that there are new entrants offering devices with recording features. Any further growth in VCR Plus+ license revenues will thus come from further penetration of increasingly saturated markets. Accordingly, the Company's future success depends to a significant extent upon its ability to develop, market and license emerging and new products and services including the Gemstar Guide Technology.

  Developing Market for Interactive Program Guides; Unproven Acceptance of Gemstar's Interactive Program Guides. The market for Gemstar's interactive program guides is only now developing, is rapidly evolving and is becoming highly competitive. Demand and market acceptance for the Company's interactive program guides are subject to a high level of uncertainty and risk. It is difficult for Gemstar to predict whether, or how fast, this market will grow. Nor can Gemstar predict whether growth in the Service Provider sector (where it is seeking to license its EPG to cable operators, telephone companies and satellite services) will match growth in the consumer electronics sector. Gemstar cannot guarantee either that the markets for its interactive program guides will continue to develop or that demand for the EPGs will be sustainable. If the market develops more slowly than expected or becomes saturated with competitors, or if its interactive program guides do not attain market acceptance, its business, operating results, and financial condition will be materially and adversely affected.

  Rapid Technological Change. The life cycle of the Gemstar Guide Technology and any future products and services developed by the Company may be limited by the emergence of new entertainment products and technologies, changes in consumer preferences and other factors. The Company's future performance will depend on its ability to consistently (i) identify emerging technological trends in its market, (ii) identify changing consumer needs, desires or tastes, (iii) develop and maintain competitive technology, including new product and service offerings, (iv) improve the performance, features and reliability of its products and services, particularly in response to technological change and competitive offerings, (v) bring technology to market quickly at cost-effective prices, and (vi) protect its intellectual property. There can be no assurance that the Company will be successful in developing and marketing new products and services that respond to technological and competitive developments and changing customer needs, or that such products and services will gain market acceptance and be incorporated into the technology or products of third parties. Any significant delay or failure to develop new or enhanced technologies, including new product and service offerings, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Competition for Advertising Expenditures. The Company expects to derive a portion of its revenues from the sale of advertising on its interactive program guides. But advertisers have limited experience with this medium. The Company's continuing ability to generate advertising revenue will depend upon, among other things, (i) such advertisers' acceptance of interactive program guides as an effective and sustainable advertising medium; (ii) the development of a large base of users of its interactive program guides possessing demographic characteristics attractive to advertisers; and (iii) its ability to continue to develop effective advertising delivery and measurement systems. No standards have yet been fully implemented for the measurement of the effectiveness of advertising on interactive program guides. The Company cannot be certain that such standards will develop sufficiently to support advertising on interactive program guides as a significant advertising medium. Nor can the Company be certain that advertisers will determine that advertising on interactive program guides is effective. In addition, adverse economic conditions can significantly impact advertisers' ability and willingness to spend additional amounts on advertising generally. In that regard, the Company competes with media such as television stations, radio and print as well as web site operators and broadcast and cable networks for a share of advertisers' total advertising budgets. Competition among current and future suppliers of interactive informational and navigational services, including current and future Internet suppliers, high-traffic web sites as well as competition from other media for advertising placements could result in significantly lower prices for advertising and reductions in advertising revenues. Advertising revenue is subject to seasonal fluctuations. Historically, advertisers have spent less in the first and third calendar quarters.

  Risks Associated with Strategic Relationships. Part of the Company's business strategy is to enter into strategic or other similar collaborative relationships with consumer electronics manufacturers, Service Providers, software developers and other partners in order to offer products and services to a larger customer base than could be reached through the Company's own sales and marketing efforts. The Company believes that such strategic relationships can accelerate the market penetration of the Company's products and technologies, while limiting the Company's manufacturing exposure and sales and marketing costs. However, there can be no assurance that the Company will be able to expand or maintain its existing strategic relationships or establish new strategic relationships on commercially reasonable terms, if at all. If the Company is unable to maintain its existing strategic relationships, or to establish similar strategic relationships with respect to future products and services, it will be required to devote substantially more resources to the distribution, sale and marketing of its products and services. Any future inability of the Company to maintain its strategic relationships or to enter into additional strategic relationships, or the failure of one or more of the Company's strategic relationships to result in the development and maintenance of a market for the Company's products and services, could have a material adverse effect on the Company's business, operating results and financial condition.

  The TV Guide Merger. The Company believes that TV Guide will bring with it significant platforms aligned to Gemstar's electronic program guide, as well as a powerful brand and expertise with respect to advertising and cross-platform promotion that can enhance the Company's prospects for success in the increasingly competitive guide market. While the Company believes the transaction to be pro-competitive, the Department of Justice has not yet approved the merger, and there can be no assurance that it will or that, if it does not, a court will agree that the merger should nonetheless be permitted. Accordingly, the Company cannot yet count on obtaining the benefits of the merger.

  Anti-Takeover Defense Provisions. The Company's Articles of Incorporation and By-Laws, and its merger agreement with TV Guide, contain certain provisions that can make it more difficult for a third party to acquire, and that discourage a third party from attempting to acquire, control of the Company. In addition, the Company has a shareholder rights plan pursuant to which holders of shares of Common Stock of the Company are entitled to one preferred share purchase right for each outstanding share they hold, exercisable under certain defined circumstances involving a potential change of control. This plan will remain in place following the merger. The foregoing provisions could limit the price that certain investors may be willing to pay in the future for the Company's shares.

  Risks Associated with Changes in Consumer Electronics Market. The Company derives a substantial majority of its revenues from manufacturer license fees for its VCR Plus+ technology and Gemstar Guide Technology, and it expects to derive such fees as well in the electronic books sector. Such fees are largely assessed based on unit shipment volume of televisions, VCRs and other devices incorporating the Company's technologies. Accordingly, the Company's future operating results are dependent on continued growth in the entertainment products category (particularly video), and any decline in sales of consumer electronics products employing the Company's technologies would have an adverse impact on the Company's operating results.

Demand for new VCRs and televisions may be adversely affected by increasing market saturation, a decline in consumer interest due to a lack of desirable new product features, and a decreased need for unit replacement as the durability of consumer electronics products improves. Moreover, sales of consumer electronics devices incorporating the Company's technologies may be adversely impacted by the emergence of new product categories and consumer entertainment options. For instance, even though the Company's VCR Plus+ technology has been licensed to be incorporated into DVD Recorders, increased sales of non-recording DVD Recorders or other non-recording video entertainment devices and widespread availability of video on demand or near-video on demand services from cable service providers may reduce demand for the Company's VCR Plus+ technology. The availability of alternative home entertainment options such as the Internet may also reduce consumer spending on VCRs and televisions. A decline in demand for VCRs, televisions and other consumer electronics devices employing the Company's technologies could have a material adverse effect on the Company's business, operating results and financial condition. As to electronic books, the market is nascent, and it is impossible to measure the degree to which consumers will accept eBook products.

  Seasonality and Variability of Results. The Company experiences variability in its revenues and operating results on a quarterly basis as a result of many factors. Most importantly, as consumer electronics manufacturers have incorporated the Company's systems into an increasing numbers of products and models, the Company's license revenues have displayed seasonality typical of the operating results of consumer electronics manufacturers. Shipments by manufacturers of consumer electronics devices tend to be higher in the third and fourth calendar quarters, or the Company's second and third fiscal quarters. However, because the Company generally receives license revenues within 90 days after the end of the quarter in which the consumer electronics devices incorporating its technology are shipped, licensing revenues are typically higher during the Company's third and fourth fiscal quarters. In addition, manufacturers' shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. As a result, the Company may experience variability in its quarterly license revenues affecting period to period comparability and performance. The Company's license revenues are also affected by the volume of shipments by manufacturers. The Company's license agreements provide for volume discounts based on the shipment volume in each year by a given manufacturer, which can lower the average per unit license fee for a manufacturer over the course of a year. The Company anticipates that its revenues and operating results will also be affected by the timing of market introductions and market acceptance of new systems. There can be no assurance, however, that future systems developed by the Company, including the Company's interactive program guide and electronic books, will ever result in significant revenues or profits. Further, if new systems achieve market acceptance, the timing of manufacturers' implementation and shipments is uncertain and may result in greater variability of the Company's quarterly and annual operating results.

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

  Reliance on Third-Party Manufacturers. The Company depends on the cooperation of third-party consumer electronics manufacturers that incorporate the Company's technology into their products. The Company does not manufacture such hardware itself. Many of the Company's license agreements do not require the inclusion of the Company's technology into any specific number or percentage of units shipped by the licensees, and only a few of these agreements guarantee a minimum licensing fee to the Company over their term. Accordingly, the Company cannot control or predict the number of models or units shipped by any manufacturer employing the Company's technology. Many of the above-described license agreements may be terminated by the manufacturer without substantial financial penalty.

  Further, there can be no assurance that the Company's interactive program guides, and related technologies and services will achieve market acceptance or that manufacturers, service providers and software developers will devote resources adequate to achieve such market acceptance. In addition, there can be no assurance that such entities will in fact incorporate the Company's technologies into their products, that licensing agreements will not be terminated and, if terminated, that the Company would be able to negotiate alternative relationships on commercially acceptable terms. The Company has little control over the number of TVs, VCRs, DVD Recorders, TVCRs, cable set-top boxes or other products incorporating the Company's technologies that will be manufactured, and there can be no assurances with respect to the quantity thereof that will include the Company's technologies or the amount of licensing revenues the Company will receive as a result of inclusion by manufacturers licensing or incorporating the Company's systems.

  The incorporation of the Gemstar Guide Technology into televisions, VCRs, TVCRs, DVD Recorders, set-top boxes, integrated satellite receiver decoders, and other hardware currently requires Company-designed Application Specific Integrated Circuits ("ASIC"). The Company currently outsources the production of ASICs. The development of, or the identification of alternative sources for, ASICs could require significant lead time. An inability to provide for sufficient quantities of ASICs could delay the incorporation of the Gemstar Guide Technology into products, which would have a materially adverse effect on the Company's business. Furthermore, there can be no assurance that suppliers of such ASICs will successfully produce sufficient volumes of the ASICs to ensure the timely availability of products incorporating the Gemstar Guide Technology in commercial quantities. A failure in any one of the steps leading to the successful incorporation of the Company's technologies into products could have a material adverse effect on the Company's business. The Company believes that the cost of the hardware required to support the Gemstar Guide Technology must be significantly reduced in order for consumer electronics manufacturers to incorporate the Company's interactive program guides in a broader range of consumer electronics devices, including low-to-mid range televisions and VCRs. Although the Company is currently attempting to reduce the number and complexity of chips required to support its interactive program guides and realize additional manufacturing efficiencies, no assurance can be given that the cost of the required chip sets can be significantly reduced. Moreover, the semiconductor industry is highly cyclical and ASICs and memory chips are subject to unanticipated and dramatic price volatility. Neither the Company nor, to its knowledge, any of the Company's licensed manufacturers, have long-term supply agreements. As a result, a significant increase in the cost of ASICs and memory chips could significantly impede adoption of the Company's interactive program guide technologies by manufacturers.

  Dependence on the Cooperation of Cable, Television Broadcasters and Publications. The Gemstar Data Delivery System, which broadcasts data necessary to operate the Company's interactive program guides as well as certain advanced features of VCR Plus+, depends on the cooperation of both cable operators and television broadcasters. The Company has entered into agreements with television broadcast networks (including ABC, FOX, CBS, NBC, UPN and PBS), cable program providers (including WGN Superstation, The Family Channel and A&E) and over 500 local television stations to broadcast data needed to support the Gemstar Guide Technology and the other features through the vertical blanking interval ("VBI"), the unused air time between television picture frames. There can be no assurance that these broadcasters, program providers, or local broadcast stations will broadcast the data without error. There also can be no assurance that these agreements will not be terminated, or upon expiration, be renewed on terms acceptable to the Company or at all.

  The Company's data broadcast through the VBI can be, and has been in certain markets, deleted or modified by some of the local cable systems of one large cable company, Time Warner Cable, so that such data are degraded or unavailable to some consumers. The Company believes that Time Warner's practice violates the rules and regulations of the Federal Communications Commission and it has filed a petition with the FCC seeking a ruling that would prohibit Time Warner from doing so. Gemstar cannot predict what action the FCC might take, or when it will act. Meanwhile, the Company incurs additional expense to activate alternative measures to broadcast and allow end-users to receive such data, and if the FCC acts adversely the Company may have to enter into further agreements with local cable operators to ensure retransmission of required information. The Company is, as noted, planning to use 900 MHz paging frequencies as a substitute for the VBI beginning later this year. But while the technology has been shown to work, it will require new modules in television receivers, will take time to achieve wide-spread distribution and will not free up the need for VBI delivery to legacy receivers and to receivers located in places where 900 MHz frequencies are not available. There can be no assurance that agreements with Time Warner (or other cable operators) could be reached or reached on terms acceptable to the Company. In addition, increased use of digital broadcast satellite or digital cable technology, which does not involve a vertical blanking interval, would require the Gemstar Data Delivery System to be modified to allow receipt of program data in digital form.

  The Company purchases television program listing information from various commercial vendors for insertion into, and dissemination through, the Gemstar Data Delivery System. There can be no assurance that the quality, accuracy or timeliness of such data will meet, or continue to meet, the standard required to provide interactive program guides satisfactory to the end user.

  The Gemstar Guide Technology that is integrated into set-top boxes requires Service Providers to order new set-top boxes from manufacturers for distribution to new and existing customers. While this market is now accelerating, many Service Providers have in the past deferred purchases of new set-top boxes partly because of their high cost and the capital spending constraints of many cable operators. As a result, the deployment of Gemstar Guide Technology capable hardware has been and could be further delayed. There can also be no assurance that Service Providers will accept the Gemstar Guide Technology, and there is reason to believe that they are seeking alternatives or to develop their own guides.

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

  Competition. The Company operates in highly competitive and rapidly evolving markets. To compete successfully, the Company must produce and provide products and services which are relatively low in cost and easy for consumers to use. There are a number of companies with substantially greater financial, sales and marketing resources than the Company who produce and market television schedule information in various formats which compete or will compete with the Company's interactive program guides products and services. These alternative formats currently include traditional printed television guides, as well as non-interactive (passive) and interactive on-screen electronic guide services, printed television guides in newspapers and weekly publications, and local cable television guides.

  Certain manufacturers of cable and satellite set-top boxes, including Scientific Atlanta and General Instrument, offer advanced analog and digital set-top boxes which incorporate an interactive program guide with various features similar to those offered by the Company's interactive program guides. There are multiple entities offering guides that operate on the Scientific Atlanta or General Instrument boxes. If the competing interactive on-screen guides are effectively developed and promoted, and are not deemed to violate the Company's intellectual property rights, they will present a significant competitive challenge to the Company's interactive program guides.

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

  The TV Guide Channel and other passive on-screen electronic guides with which the Company's interactive program guides currently compete are typically offered to cable television subscribers at no cost. There can be no assurance that the passive guides, which do not require a set-top box to deploy, will not continue to command greater market share than the interactive guides, or that the producers of the passive guides will not develop new products that will offer features similar to those found in the Company's interactive program guides system.

  As suggested elsewhere, several entities have announced PC- and Internet-based guide products which have many features similar to the Company's interactive program guides; guides that are otherwise server-based; and other guides that are local-storage based and that offer features similar to the Company's guides. These guides could pose a significant competitive challenge to the Company's products. While the Company believes that these guides generally infringe its patents, litigation against all such companies would be very expensive and would take a great deal of time and resources. While the Company will take all necessary steps to protect its patents, it will be required to do so selectively, seeking to challenge those whose activities pose the greatest threat and those which present opportunities for victories with the greatest precedential scope. Meanwhile, it is possible that some guides will continue to compete with the Company's electronic program guides in the near future.

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

  The Company is aware of no product other than VCR Plus+ that allows the user to program a VCR by entering a numerical code. However, as noted, several products on the market offer other simplified VCR programming functions and thus compete with VCR Plus+. Such products include devices containing memory and related capacity and permit so-called live recording, and on-screen program guides which incorporate point-and-click recording capability and may compete with VCR Plus+. Certain of the Company's electronic program guides use the VCR Plus+ system, such that every unit that licenses the Gemstar Guide Technology also licenses the Company's VCR Plus+ technology. However, to the extent that electronic program guides with recording capability offered by companies other than Gemstar are widely adopted, such guides may reduce the need for VCR Plus+. All electronic program guides, including those that do not have a point-and-click recording feature, may compete with the printed television guides, and may adversely affect the Company's PlusCode Number coverage and publication license income.

  There may be competitors with significant competitive strengths which are not known to the Company or touched upon herein. Such potential competitors may include larger, more established companies both within and outside of the interactive multimedia services and interactive television fields that could develop, deliver and sell simplified VCR programming products, on-screen program guides or other devices that meet all or portions of the functionality provided by the Company's technology. There can be no assurance that the Company's systems will achieve consumer acceptance or that they will be able to compete successfully with such known or unknown competitors, some of which possess substantially greater financial, sales and marketing resources than those of the Company.

  With respect to electronic books, this nascent market has already begun to attract major competitors such as Microsoft, and ultimately consumers will choose from a variety of devices and approaches, assuming that consumers decide to accept electronic books at all. The market is too new to permit prediction as to the likely competition or any entity's likely competitive success.

  Dependence on Key Employees. The Company is dependent on certain key members of its management, operations and development staff, including Henry C. Yuen, its Chief Executive Officer, the loss of whose services could have a material adverse effect on the Company. Although the Company has employment contracts with such key employees, all of which will remain in place following the TV Guide merger, such employment contracts would generally not restrict the employee's ability to leave the Company. Furthermore, recruiting and retaining additional qualified engineering, marketing, and operations personnel will be critical to the Company's success. There can be no assurance that the Company will be able to recruit or retain such personnel on acceptable terms. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

  Passive Foreign Investment Company. During fiscal year 2000, the Company effected a domestication from the British Virgin Islands to the State of Delaware, and ceased to be a foreign corporation. A foreign corporation is classified as a "passive foreign investment company" ("PFIC") if (1) 75% or more of its gross income (including the pro rata gross income of any subsidiary of which the corporation owns 25% or more of the stock by value) in a taxable year is passive income or (2) the average percentage of its assets by value (including the pro rata value of the assets of any subsidiary of which the corporation owns 25% or more of the stock by value) which produce or are held for the production of passive income is at least 50% in a taxable year. (For purposes of these tests, stock of a 25% or more owned U.S. subsidiary (by value) is a non-passive asset and income from such stock is non-passive income.) Passive income includes dividends, interest and royalties but excludes royalties that are derived in the active conduct of a trade or business (as defined for U.S. federal income tax purposes) and that are received from an unrelated person.

  The Company does not believe that it would have been a PFIC during the period prior to its domestication because, based on the substantial management and operational functions of its subsidiaries in connection with the creation and development of its proprietary products, the royalty income of these subsidiaries has been derived from the active conduct of a trade or business and because the average value of assets producing passive income was less than 50% of aggregate asset value. Characterization of royalty income as active business income is based on the treatment of the Company's operating subsidiaries, collectively, as the developer and licensor of the proprietary products for purposes of this test. However, there is little authority on which to rely in this area, and there can be no assurance that the Internal Revenue Service will agree with this position. For purposes of the assets test, the Company values its tangible and intangible assets on a fair market basis. If the Company were a PFIC during its time as a foreign corporation, a U.S. holder would be subject to increased tax liability upon the sale of shares of the Company's Common Stock at a gain or upon the receipt of certain dividends, unless such U.S. holder makes an election (a "qualifying electing fund election") to be taxed currently on his pro rata portion of the Company's income, whether or not such income is distributed in the form of dividends or otherwise.

  A U.S. holder making a qualifying electing fund election is required for each taxable year to include in income a pro rata share of the ordinary earnings of the qualifying electing funds as ordinary income and a pro rata share of the net capital gain of the qualifying electing fund as long-term capital gain. The Company would, at the request of a shareholder making a "qualifying electing fund election," comply with the applicable information reporting requirements. U.S. holders should consult their tax advisors regarding the consequences of PFIC status for prior years, including certain reporting requirements applicable to U.S. shareholders of a PFIC, and the election to treat the Company as a qualifying electing fund.

  Patent, Proprietary Information and Related Litigation. The Company's continuing success has depended in part on its ability to protect and maintain the proprietary nature of its technology through a combination of patents, trade secrets, trademarks, copyrights, licenses and other intellectual property arrangements. The Company has been notified in the past and the Company may be notified in the future of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. In the past the Company has been involved in disputes regarding its intellectual property rights and believes it may be involved in similar disputes in the future. While the Company intends to vigorously protect its intellectual property rights, there can be no assurance that in the future any patents held by the Company will not be invalidated. Further, there can be no assurance that the Company's pending patent applications will be granted or that a third party will not violate, or attempt to invalidate, the Company's intellectual property rights, possibly forcing the Company to expend substantial legal fees. An adverse determination in any such dispute could result in the loss of the company's proprietary rights, subject the Company to significant liabilities and litigation costs or prevent the Company from licensing its technologies, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, the laws of certain foreign countries in which the Company's technology is or may in the future be licensed may not protect the Company's intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of the Company's intellectual property in such countries. In addition, if any of the Company's licensees determine that any additional third party licenses are required as a result of any dispute, there can be no assurance that any such licenses would be available on terms acceptable to Company, if at all. Additionally, there can be no assurance that certain aspects of the Company's technology will not be reverse-engineered by third parties without violating the Company's proprietary rights. The Company's existing protections also may not preclude competitors from developing products with features and prices similar to or better than those of the Company.

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

  Volatility of Stock Price. There has been a history of significant volatility in the market price of the Company's Common Stock on the Nasdaq National Market, and it is likely that the market price of the Company's Common Stock will continue to be subject to significant fluctuations. The Company believes that future announcements concerning the Company, its competitors or its principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimated by analysts, may cause the market price of the Common Stock to fluctuate substantially in the future. Sales of substantial amounts of the Company's outstanding Common Stock in the public market could materially adversely affect the market price of the Common Stock. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of any high technology companies and that often have been unrelated to the operating performance of such companies. These fluctuations as well as general economic, political and market conditions such as recessions, international currency fluctuations, potential insolvency of international distributors and representatives, or tariffs and other trade barriers, may materially adversely affect the market price of the Common Stock.

Forward-Looking Statements

  This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, that are based on the reasonable expectations and beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words "may," "will," "continue," "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to the following: the Company's ability to have its technologies widely licensed, incorporated and accepted as the technologies of choice; that the Company considers its employee relations to be good; with an increase in programming content and number of accessible channels, the Gemstar Guide Technology will become an increasingly important tool for assisting customers in sorting, selecting and recording television programming; the Company's ability to enter into long-term relationships with a broad range of consumer electronics and other manufacturers, television broadcasters, cable companies and software developers; that the Company's interactive program guides will provide an attractive vehicle for the delivery of advertising to consumers; the proliferation of television programming choices gives rise to the need for consumer electronics devices, including televisions and VCRs; the number of hardware platforms shipped annually which are suitable for Gemstar Guide Technology may be as many as 50 million or more; the size of the television and VCR markets and the competitive pressures within the industry present an opportunity for companies that can provide innovative technologies that both appeal to consumers and are attractive to, and cost-effective for, manufacturers; the consumer demand for systems and technologies that help organize viewing choices provides an opportunity for Gemstar Guide Technology; the Company's ability to work closely with disparate industry participants will contribute to the successful adoption of the Gemstar Guide Technology; the Company's intention to license its technologies for use on other platforms; the Company's belief it can provide additional value-added services to end-users; the design and capabilities of the Gemstar Guide Technology will allow the Company to enter into strategic relationships to target advertisers; the Company's interactive program guides will provide an attractive vehicle for the delivery of advertising and other content to consumers; the ability to enhance existing technologies and introduce new technologies on a competitive basis; the performance and functionality of the Company's PC- and Internet-based guides; the timing of market introductions and the acceptance of new systems; and the Company's belief that it has a reasonable basis for its tax position with the Internal Revenue Service.

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

ITEM 2. DESCRIPTION OF PROPERTY.

  The Company leases approximately 143,000 square feet of office space in various locations in the United States. In addition, the Company leases approximately 26,000 square feet of office space in various locations outside of the United States. The leases have various expiration dates through fiscal year 2010. The Company believes that its facilities are adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes that the Company will be able to secure additional space at reasonable rates.

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

  On May 17, 1997, StarSight filed a Demand for Arbitration with the American Arbitration Association in San Francisco, California, and by such action commenced an arbitration action against General Instrument Corporation ("GI"). The claims in the arbitration center upon GI's alleged delay in deploying StarSight-capable set-top boxes and GI's development of a competing interactive program guide which allegedly uses StarSight patented technology, confidential information and technical information in violation of a License and Technical Assistance Agreement executed by the parties on October 1, 1992. The arbitration is bifurcated into two phases. The first phase generally covers issues related to GI's manufacture and sale of analog cable set-top boxes, while the second phase generally covers issues related to GI's manufacture and sale of digital cable and satellite set-top boxes as well as StarSight's claim for brand damages. In October 1999, in connection with the first phase, the Arbitration Panel issued a ruling against GI and in favor of StarSight. In general, the Arbitration Panel ruled that GI breached its contract with StarSight pertaining to electronic program guides incorporated in GI analog set-top boxes and misappropriated StarSight's trade secrets. In March 2000, the Arbitration Panel provided the Company with its preliminary findings of liability and guidelines for estimating royalties earned under the agreement with GI. The second phase of the arbitration, focusing on digital set-top boxes, is scheduled to proceed later this year. On May 9, 2000, GI filed an action in the U.S. District Court for the Eastern District of Pennsylvania under the Federal Arbitration Act seeking to vacate or modify the Phase I arbitration award in favor of StarSight on the grounds that the Arbitration Panel allegedly exceeded the scope of its authority and/or allegedly disregarded the law in issuing its award. On June 12, 2000, StarSight answered GI's complaint and counter-claimed for confirmation of the award and the issuance of a judgment in its favor. StarSight has also moved to transfer this action to the U.S. District Court for the Northern District of California.

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

  The Company and its subsidiaries are from time to time also involved in routine legal matters incidental to their businesses. In the opinion of the Company, the resolution of such matters will not have a material effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The following proposals were voted upon at a special meeting of shareholders held on March 17, 2000:

                                                  Votes      Votes      Votes
                                                   For      Against   Abstained
                                               ----------- ---------- ---------
 (1) Proposal to approve the issuance of       165,243,169    249,182  116,026
      Gemstar Common Stock to TV Guide
      stockholders in the merger
      contemplated by the Agreement and Plan
      of Merger, dated as of October 4,
      1999, as amended, among Gemstar
      International Group Limited,
      G Acquisition Subsidiary Corp., a
      wholly owned subsidiary of Gemstar,
      and TV Guide, Inc.

 (2) Proposal to amend the Gemstar             116,425,919 48,559,085  623,373
      International Group Limited 1994 Stock
      Incentive Plan to increase the number
      of shares of Gemstar Common Stock
      available for issuance from
      80,000,000 shares to 110,000,000
      shares.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Nasdaq National Market

  The Company's Common Stock is currently traded on the Nasdaq National Market ("Nasdaq Stock Market") under the symbol GMST. The sole market for the Company's Common Stock continues to be the Nasdaq Stock Market in the United States.

  On May 14, 1999, the Company effected a two-for-one stock split in the form of a stock dividend to holders of record as of April 30, 1999. On December 13, 1999, the Company effected a two-for-one stock split in the form of a stock dividend to holders of record as of November 29, 1999.

  The following table sets forth the range of high and low sales prices for the Company's Common Stock for the periods indicated and reflects all stock splits effected by the Company:

                                                                  High    Low
                                                                 ------- ------
   Fiscal Year Ended March 31, 1999
     First Quarter.............................................. $ 11.44 $ 7.19
     Second Quarter.............................................   12.06   7.75
     Third Quarter..............................................   17.30   9.63
     Fourth Quarter.............................................   18.97  13.88
   Fiscal Year Ended March 31, 2000
     First Quarter.............................................. $ 33.81 $18.00
     Second Quarter.............................................   40.56  24.63
     Third Quarter..............................................   79.50  33.31
     Fourth Quarter.............................................  107.44  60.94

  The reported closing sales price of the Company's Common Stock on the Nasdaq Stock Market on May 31, 2000 was $42.44. As of May 31, 2000, there were 208,480,000 shares of the Company's Common Stock outstanding and approximately 500 holders of record.

Dividends

  The Company has not paid any dividends since its Common Stock began trading on the Nasdaq Stock Market. The Company's Board of Directors has no current plans to pay cash dividends. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

  The Company completed mergers with NuvoMedia, Inc. ("NuvoMedia") and SoftBook Press, Inc. ("SoftBook") in January 2000. Both mergers were accounted for under the pooling of interests method and accordingly, the Company's historical consolidated financial statements were restated for all periods through the year ended March 31, 1999 to include the accounts and results of operations of NuvoMedia and SoftBook. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of these business combinations. The following information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                           Year ended March 31,
                               -----------------------------------------------
                                 1996      1997      1998      1999     2000
                               --------  --------  --------- -------- --------
                                   (in thousands, except per share data)
Statement of Income Data:
Revenues...................... $ 55,365  $ 82,997  $ 126,552 $168,166 $241,439
  Operating costs and
   expenses:
  Selling and marketing.......   68,923    45,924     31,467   38,821   58,930
  Research and development....   17,462    16,930     15,495   21,648   24,273
  General and administrative..   25,162    25,701     19,634   24,248   31,416
  Nonrecurring expenses(1)....      --        --      11,713    1,851   15,895
                               --------  --------  --------- -------- --------
    Operating income (loss)...  (56,182)   (5,558)    48,243   81,598  110,925
Other income, net.............    2,650     5,161      7,317    8,736   13,688
Income (loss) before income
 taxes........................  (53,532)     (397)    55,560   90,334  124,613
Income taxes..................    5,497     8,369     20,433   30,189   43,296
                               --------  --------  --------- -------- --------
Net income (loss)............. $(59,029) $ (8,766) $  35,127 $ 60,145 $ 81,317
                               ========  ========  ========= ======== ========
Basic earnings (loss) per
 share(2)..................... $  (0.35) $  (0.05) $    0.18 $   0.30 $   0.40
                               ========  ========  ========= ======== ========
Weighted average shares
 outstanding(2)...............  167,715   187,861    193,020  198,568  205,635
Diluted earnings (loss) per
 share(2)..................... $  (0.35) $  (0.05) $    0.17 $   0.26 $   0.33
                               ========  ========  ========= ======== ========
Weighted average shares
 outstanding, assuming
 dilution(2)..................  167,715   187,861    206,191  229,182  247,876
                               ========  ========  ========= ======== ========
                                                 March 31,
                               -----------------------------------------------
                                 1996      1997      1998      1999     2000
                               --------  --------  --------- -------- --------
                                              (in thousands)
Balance Sheet Data:
Working capital............... $ 25,477  $ 53,846  $ 110,395 $190,296 $313,917
Total assets..................   96,513   131,525    187,200  256,979  467,171
Shareholders' equity..........   34,246    53,631    103,630  185,160  385,657

--------
(1) Nonrecurring expenses for the year ended March 31, 1998 consisted of merger related costs incurred as a result of the merger with StarSight Telecast, Inc. Nonrecurring expenses for the year ended March 31, 1999 consisted of costs incurred in defending the Company against a hostile takeover. Nonrecurring expenses for the year ended March 31, 2000 consisted of merger related costs incurred as a result of the mergers with NuvoMedia and SoftBook.
(2) All share and per share data has been adjusted for the two-for-one stock splits effected in May 1999 and December 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

  The Company develops, markets and licenses proprietary technologies and systems that simplify and enhance consumers' interaction with electronics products and other platforms that deliver video, programming information and other data. The Company's primary source of revenues to date has been license fees paid by consumer electronics manufacturers and publications for the licensing of the VCR Plus+ technology and the right to print the PlusCode Numbers, respectively, and licensing of the Gemstar Guide Technology. The Company pursues a licensing strategy for its VCR Plus+ system and Gemstar Guide Technology wherein the Company is paid on-going per unit license fees and, in certain instances, up-front and annual license fees. In addition, the Company pursues a recurring revenue model for its proprietary Gemstar Guide Technology wherein the Company receives revenues from the delivery of advertising and promotion displayed on the guides, from sponsorship of guide pages and from data services and interactive transactions accessed through the guide. To date the Company has not realized significant revenues from advertising and sponsorship.

  Revenues from on-going per unit license fees are earned based on units shipped incorporating the Company's patented proprietary technologies and are recognized in the period when the manufacturers' units shipped information is available to the Company and collectiblity is reasonably assured. Revenues from up-front license fees and annual license fees are recognized ratably over the specified term of the particular license.


  The Company actively pursues a licensing program to license its proprietary and patented technologies for royalty payments. There is no assurance, however, that the Company will be able to successfully negotiate license agreements. Royalty revenue may fluctuate widely due to a number of factors that the Company cannot predict or control such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as a result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with the Company, and the ultimate success of its licensing and litigation activities.

  Under certain situations, the Company may have to resort to legal proceedings to protect its intellectual properties. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by the Company.

  The Company completed mergers with two electronic book companies, NuvoMedia, Inc. ("NuvoMedia") and SoftBook Press, Inc. ("SoftBook") in January 2000. Both mergers were accounted for under the pooling of interests method and accordingly, the Company's historical consolidated financial statements were restated for all periods through the year ended March 31, 1999 to include the accounts and results of operations of NuvoMedia and SoftBook.

  Prior to its mergers with NuvoMedia and SoftBook, the Company was organized in a single operating segment for purposes of making operating decisions and assessing performance, which was the licensing of its proprietary technologies and systems. NuvoMedia and SoftBook were in the business of manufacturing and distribution of electronic book hardware and content. Revenues for the electronic book segment were immaterial for the periods presented. Operating costs and expenses for the electronic book segment were $3,538,000, $15,476,000 and $33,301,000 for the years ended March 31, 1998, 1999 and 2000, respectively. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

  In October 1999, the Company and TV Guide, Inc. ("TV Guide") entered into a merger agreement under which TV Guide will become a wholly owned subsidiary of the Company. Under the merger agreement, TV Guide shareholders will receive
0.6573 shares of the Company's Common Stock for each share of TV Guide

Class A and B common stock. The exchange ratio is not subject to adjustment. The transaction will be accounted for as a purchase. Shareholders of both companies approved the merger at their respective shareholder meetings held in March 2000. The transaction is pending government approval.

  On May 14, 1999, the Company effected a two-for-one stock split in the form of a stock dividend to holders of record as of April 30, 1999. On December 13, 1999, the Company effected a two-for-one stock split in the form of a stock dividend to holders of record as of November 29, 1999. All share, per share, stock option and warrant amounts herein have been restated to reflect the effects of these splits.

Results of Operations

  The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. The following table presents the Company's results of operations for the years ended March 31, 1998, 1999 and 2000. The results of operations for the years ended March 31, 1998 and 1999 have been restated for the effects of the mergers with NuvoMedia and SoftBook accounted for under the pooling of interests method.

                           Statement of Income Data
                                (in thousands)

                                                        Year ended March 31,
                                                     --------------------------
                                                       1998     1999     2000
                                                     -------- -------- --------
   Revenues......................................... $126,552 $168,166 $241,439
   Operating costs and expenses:
     Selling and marketing..........................   31,467   38,821   58,930
     Research and development.......................   15,495   21,648   24,273
     General and administrative.....................   19,634   24,248   31,416
     Nonrecurring expenses..........................   11,713    1,851   15,895
                                                     -------- -------- --------
       Operating income.............................   48,243   81,598  110,925
   Other income, net................................    7,317    8,736   13,688
                                                     -------- -------- --------
       Income before income taxes...................   55,560   90,334  124,613
   Income taxes.....................................   20,433   30,189   43,296
                                                     -------- -------- --------
       Net income................................... $ 35,127 $ 60,145 $ 81,317
                                                     ======== ======== ========

 Revenues

  Revenues were $126.6 million, $168.2 million, and $241.4 million for fiscal years 1998, 1999 and 2000, respectively. The increase in revenues of 33% in fiscal year 1999 and 44% in fiscal year 2000 was due primarily to the continued growth in worldwide licensing income derived from the Company's proprietary technologies and intellectual property associated with the VCR Plus+ system and the Gemstar Guide Technology.

   In October 1999, the Company received a favorable ruling by an American Arbitration Association Panel in a breach of contract dispute with General Instrument Corporation ("GI") and in March 2000, the panel provided the Company with its preliminary findings of liability and guidelines for estimating royalties earned for analog set-top boxes shipped by GI containing the Company's proprietary technology under the subject license agreement with GI. The second phase of the arbitration will focus on satellite boxes and digital set-top boxes and is expected to proceed later this year. Based on the arbitration panel's findings of liability and advice from the Company's outside counsel, the Company recognized as revenue for the year ended March 31, 2000, earned royalties totaling $40 million, for analog set-top boxes shipped by GI containing the Company's proprietary technology.

 Selling and Marketing Expenses

  Selling and marketing expenses consist of advertising and marketing program costs, contracted services and salaries of marketing personnel, as well as operational costs required to support the interactive program guide data broadcast system and content requirements.

  Selling and marketing expenses were $31.5 million, $38.8 million, and $58.9 million for fiscal years 1998, 1999 and 2000, respectively. The increase in selling and marketing expenses of 23% in fiscal year 1999 and 52% in fiscal year 2000 was due primarily to marketing and support costs associated with the Gemstar Guide Technology and the electronic book business of NuvoMedia and SoftBook.

 Research and Development Expenses

  Research and development expenses were $15.5 million, $21.6 million and $24.3 million for fiscal years 1998, 1999 and 2000, respectively. The increase in research and development expenses of 40% in fiscal year 1999 and 12% in fiscal year 2000 was due primarily to increased development costs associated with the electronic book business of NuvoMedia and SoftBook, and to a lesser extent, the Gemstar Guide Technology.

 General and Administrative Expenses

  General and administrative expenses were $19.6 million, $24.2 million and $31.4 million for fiscal years 1998, 1999 and 2000, respectively. The increase in general and administrative expenses of 24% in fiscal year 1999 and 30% in fiscal year 2000 was due primarily to an increase in personnel cost to support the Company's licensing business as well as legal expenses associated with various litigation matters.

 Nonrecurring Expenses

  In connection with its mergers with NuvoMedia and SoftBook, the Company recorded merger related costs totaling $15.9 million in the year ended March 31, 2000. These costs were comprised of fees for financial advisors, attorneys and accountants, charges for inventory write down and purchase commitment losses and other transaction costs. The Company recorded a nonrecurring charge of $1.9 million in the year ended March 31, 1999, associated with defending the Company against a hostile takeover. As a result of its merger with StarSight, the Company recorded merger related costs totaling $11.7 million in the year ended March 31, 1998. These costs were comprised of fees for financial advisors, attorneys and accountants, severance and other transaction costs.

 Income Taxes

  Income taxes were $20.4 million, $30.2 million and $43.3 million for fiscal years 1998, 1999 and 2000, respectively. The Company's effective tax rate was 37%, 33% and 35% in fiscal years 1998, 1999 and 2000, respectively. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from year to year.

Liquidity and Capital Resources

  At March 31, 2000, the Company had cash and cash equivalents and short-term marketable securities totaling $286.2 million and working capital of $313.9 million. Net cash provided by operating activities was $52.6 million, $51.5 million and $65.2 million for fiscal years 1998, 1999 and 2000, respectively. The increase in net cash provided by operating activities in fiscal year 2000 was primarily the result of increased earnings, tax benefits associated with stock options and timing of payments.

  Net cash used in investing activities was $62.5 million for fiscal year 2000, comprised of net purchases of marketable securities and other investments of $52.9 million and additions to property and equipment and intangible assets of $9.6 million. Net cash used in investing activities was $34.0 million for fiscal year 1999, comprised of net purchases of marketable securities of $29.4 million and additions to property and equipment and intangible assets of $4.6 million. Net cash provided by investing activities was $33.2 million for fiscal year 1998, comprised of net proceeds from marketable securities of $46.1 million offset by additions to property and equipment and intangible assets of $12.9 million. Additions to intangible assets in fiscal year 1998 consisted primarily of a one-time payment for the purchase of patents and invention rights related to the interactive program guide technology.

  Net cash provided by financing activities was $8.5 million, $13.9 million and $50.6 million for fiscal years 1998, 1999 and 2000, respectively. The Company received proceeds of $3.8 million, $14.8 million and $30.5 million in fiscal years 1998, 1999 and 2000, respectively, from private sales of the Company's Common Stock. Proceeds from stock option exercises were $17.6 million, $17.6 million and $19.9 million in fiscal years 1998, 1999 and 2000, respectively. Proceeds from warrant exercises totaled $10.0 million and $0.1 million in fiscal years 1999 and 2000, respectively. Purchases of treasury stock totaled $28.4 million in fiscal year 1999. The Company repurchased a warrant from the warrant holder for $12.8 million in fiscal year 1998.

  In August 1998, the Company's Board of Directors authorized the repurchase by the Company of up to $100 million of its Common Stock. As of August 31, 1999, when the authorization expired, the Company had repurchased 2.8 million shares of its Common Stock for $28.4 million. In April 2000, the Board authorized a new repurchase plan to deal with certain elements of the TV Guide merger agreement, but no shares have been repurchased pursuant to it, and it is not expected that any shares will be repurchased.

  The Company does not have any material commitments for capital expenditures. The Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital and capital expenditure requirements in the foreseeable future.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No.
133. As amended by SFAS No. 137, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until the fourth fiscal quarter of fiscal year beginning after December 15, 1999.

  In March 2000, the FASB issued FASB Interpretation No. 44 ("Interpretation No. 44"), an interpretation of APB Opinion No. 25, Accounting for Certain Transactions involving Stock Compensation. Interpretation No. 44 is effective after July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that Interpretation No. 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying Interpretation No. 44 are recognized on a prospective basis from July 1, 2000.

  While the Company has not fully assessed the impact of the adoption of these recently issued accounting pronouncements, the Company believes that adoption of these accounting pronouncements will not have a significant impact on the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding this item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, March 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding this item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, March 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding this item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, March 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding this item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, March 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements

  See Index to Consolidated Financial Statements on page F-1.

  (a)(2) Exhibits

 Exhibit
 Number                           Document Description
 -------                          --------------------
  2.1    Parent Significant Shareholder Agreement, dated as of December 23,
          1996, by and among StarSight Telecast, Inc., a California
          corporation, and certain significant shareholders of Gemstar
          International Group Limited (Incorporated by reference to Form F-4
          Registration Statement of Gemstar International Group Limited (333-
          6790), which was declared effective on April 15, 1997)
  2.2    Agreement and Plan of Merger, dated as of December 23, 1996, by and among Gemstar International Group Limited, a British Virgin Islands
          corporation, StarSight Telecast, Inc., a California corporation, and
          G/S Acquisition Subsidiary, a California corporation (Incorporated by reference to Form F-4 Registration Statement of Gemstar International
          Group Limited (333-6790), which was declared effective on April 15,
          1997)
  2.3    Agreement and Plan of Merger dated as of October 4, 1999 among Gemstar
          International Group Limited, G Acquisition Subsidiary Corp. and TV
          Guide, Inc., as amended on February 7, 2000 (Incorporated by reference to Form S-4 Registration Statement of Gemstar International
          Group Limited (333-96407), which was declared effective on February
          8, 2000)
  3.1    Amended and Restated Memorandum of Association of Gemstar
          International Group Limited (Incorporated by reference to Form F-1
          Registration Statement of Gemstar International Group Limited (33-
          79016), which was declared effective on October 10, 1995) (Further amendments were filed in connection with Gemstar's Form 8-K on July
          13, 1998)
  3.2    Amended and Restated Articles of Association of Gemstar International
          Group Limited (Incorporated by reference to Form F-1 Registration
          Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995) (Further amendments were filed in connection with Gemstar's Form 8-K on July 13, 1998)
  3.3    Certificate of Incorporation of Gemstar International Group Limited
          (Incorporated by reference to Form S-4 Registration Statement of
          Gemstar International Group Limited (333-96407), which was declared effective on February 8, 2000)
  3.4    Bylaws of Gemstar International Group Limited (Incorporated by
          reference to Form S-4 registration Statement of Gemstar International
          Group Limited (333-96407), which was declared effective on February
          8, 2000)
  4.1    Rights Agreement, dated as of July 10, 1998, between Gemstar
          International Group Limited and American Stock Transfer & Trust
          Company, as Rights Agent (including as an exhibit thereto the terms of the designated Junior Participating Preference Shares)
          (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A, dated July 13, 1998)
  4.2    Amended and Restated Rights Agreement, by and between Gemstar
          International Group Limited, a Delaware corporation which is the continuation of Gemstar International Group Limited, a British Virgin
          Islands corporation, and American Stock Transfer & Trust Company, a
          New York company (Incorporated by reference to Form S-4 Registration
          Statement of Gemstar International Group Limited (333-96407), which was declared effective on February 8, 2000)
  4.3    Rights Amendments (Incorporated by reference to Exhibit 99/15 to
          Gemstar's Form 8-K, filed February 8, 2000)

 Exhibit
 Number                           Document Description
 -------                          --------------------
 10.1    Patent Assignment Agreement, dated as of March 15, 1994, between
          Gemstar Development Corporation and Roy J. Mankovitz. (Confidential
          treatment requested) (Incorporated by reference to Form F-1
          Registration Statement of Gemstar International Group Limited (33-
          79016), which was declared effective on October 10, 1995)
 10.2    Contract Engineering Agreement (undated) between Hilite, Inc. and
          Gemstar Development Corporation. (Confidential treatment requested)
          (Incorporated by reference to Form F-1 Registration Statement of
          Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.3    Contract Engineering Agreement (undated) between Hilite, Inc. and
          Gemstar Holdings Limited. (Confidential treatment requested)
          (Incorporated by reference to Form F-1 Registration Statement of
          Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.4    Contract Engineering Agreement (undated) between Hilite, Inc. and
          Index Systems, Inc. (Confidential treatment requested) (Incorporated by reference to Form F-1 Registration Statement of Gemstar
          International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.5    Form of Option Exercise and Assignment Agreement, dated March 16,
          1994, between Gemstar Development Corporation and each of Henry C.
          Yuen, Wilson K.C. Cho and Daniel S.W. Kwoh (Incorporated by
          reference to Form F-1 Registration Statement of Gemstar
          International Group Limited (33-79016) which was declared effective on October 10, 1995)
 10.6(a) Exclusive Representation Agreement, dated July 30, 1990, between
          Gemstar Development Corporation and United Feature Syndicate, Inc.
          (Confidential treatment requested) (Incorporated by reference to
          Form F-1 Registration Statement of Gemstar International Group
          Limited (33-79016), which was declared effective on October 10,
          1995)
 10.6(b) Exclusive Representation Agreement, dated May 20, 1991, between
          Gemstar Development Corporation and United Feature Syndicate, Inc.,
          together with First Amendment to Exclusive Representation Agreement, dated March 4, 1994 (Confidential treatment requested) (Incorporated by reference to Form F-1 Registration Statement of Gemstar
          International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.6(c) Exclusive Representation Agreement, dated March 21, 1994 between
          Gemstar Development Corporation and United Feature Syndicate, Inc.
          (Confidential treatment requested) (Incorporated by reference to
          Form F-1 Registration Statement of Gemstar International Group
          Limited (33-79016), which was declared effective on October 10,
          1995)
 10.7    Registration Rights Agreement, dated August 16, 1995, between Gemstar
          International Group Limited and the Shareholders of E Guide, Inc.
          (Incorporated by reference to Form F-1 Registration Statement of
          Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.8    Company Significant Shareholder Agreement, dated as of December 23,
          1996, by and among Gemstar International Group Limited, a British
          Virgin Islands corporation, and certain significant shareholders of
          StarSight Telecast, Inc. (Incorporated by reference to Form F-4
          Registration Statement of Gemstar International Group Limited (333-
          6790), which was declared effective on April 15, 1997)
 10.9    Company Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and
          Gemstar International Group Limited, a British Virgin Islands
          corporation (Incorporated by reference to Form F-4 Registration
          Statement of Gemstar International Group Limited (333-6790), which was declared effective on April 15, 1997)

 Exhibit
 Number                           Document Description
 -------                          --------------------
 10.10   Parent Option Agreement, dated as of December 23, 1996, by and between
          StarSight Telecast, Inc., a California corporation, and Gemstar
          International Group Limited, a British Virgin Islands corporation
          (Incorporated by reference to Form F-4 Registration Statement of
          Gemstar International Group Limited (333-6790), which was declared effective on April 15, 1997)
 10.11   TDN, Inc., Stockholders Agreement, dated as of October 31, 1997, by and among TDN, Inc., a Delaware corporation, Gemstar Marketing, Inc., a California corporation, and Thomson Consumer Electronics, Inc., a
          Delaware corporation (Incorporated by reference to Form 8-K dated
          January 12, 1998, as amended on June 11, 1998) (Certain information in this exhibit has been omitted pursuant to a request for
          Confidential Treatment granted by the Securities and Exchange
          Commission)
 10.12   Cost and Reimbursement Support Agreement, dated as of October 31,
          1997, by and among TDN, Inc., a Delaware corporation, and Gemstar
          International Group Limited (Incorporated by reference to Form 8-K dated January 12, 1998, as amended on June 11, 1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment granted by the Securities and Exchange commission)
 10.13   Definitive Agreement, dated as of January 9, 1998, by and among
          Gemstar International Group Limited, StarSight Telecast, Inc., a
          California corporation, and Microsoft Corporation, a Washington corporation (Incorporated by reference to Form 8-K dated January 12,
          1998, as amended on June 11, 1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential
          Treatment granted by the Securities and Exchange Commission)
 10.14   Rescission Agreement, dated as of January 9, 1998, by and between
          StarSight Telecast, Inc., a California corporation and Microsoft
          Corporation, a Washington corporation (Incorporated by reference to
          Form 8-K dated January 12, 1998, as amended on June 11, 1998)
          (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment granted by the Securities and
          Exchange Commission)
 10.15   Voting Agreement dated as of October 4, 1999 among Liberty Media
          Corporation, certain of its controlled affiliates and Gemstar
          International Group Limited (Incorporated by reference to
          Exhibit 7(i) to Schedule 13D/A, filed November 4, 1999, with respect to ownership of securities of TV Guide, Inc.)
 10.16   Voting Agreement dated as of October 4, 1999 among The News
          Corporation Limited, certain of its controlled affiliates and Gemstar
          International Group Limited (Incorporated by reference to
          Exhibit 10.8 to Schedule 13D/A, filed November 4, 1999, with respect to ownership of securities of TV Guide, Inc.)
 10.17   Voting Agreement dated as of October 4, 1999 between TV Guide, Inc.
          and Henry C. Yuen (a stockholder of Gemstar International Group
          Limited) (Incorporated by reference to Exhibit 1 to Schedule 13D/A, filed January 5, 2000, with respect to ownership of securities of
          Gemstar International Group Limited)
 10.18   Voting Agreement dated as of October 4, 1999 between TV Guide, Inc.
          and Elsie Ma Leung (a stockholder of Gemstar International Group
          Limited) (Incorporated by reference to Exhibit 99.4 to Gemstar's Form
          8-K, filed February 8, 2000)
 10.19   Voting Agreement dated as of October 4, 1999 between TV Guide, Inc.
          and Dynamic Core Holdings Limited (a stockholder of Gemstar
          International Group Limited) (Incorporated by reference Exhibit 1 to
          Schedule 13D/A, filed January 5, 2000, with respect to ownership of securities of Gemstar International Group Limited)
 10.20   Voting Agreement dated as of October 4, 1999 between TV Guide, Inc.
          and THOMSON multimedia S.A. (a stockholder of Gemstar International
          Group Limited) (Incorporated by reference to Exhibit 99.6 to
          Gemstar's Form 8-K, filed February 8, 2000)

 Exhibit
 Number                           Document Description
 -------                          --------------------
 10.21   Stockholders Agreement, dated as of October 4, 1999, by and among The
          News Corporation Limited, a South Australia, Australia corporation,
          Liberty Media Corporation, a Delaware corporation, Henry C. Yuen and
          Gemstar International Group Limited, a British Virgin Islands
          corporation (Incorporated by reference to Exhibit 99.9 to Gemstar's
          Form 8-K, filed February 8, 2000)
 10.22   Stock Option Agreement, dated as of October 4, 1999, between Gemstar
          International Group Limited, a British Virgin Islands corporation and
          TV Guide, Inc., a Delaware corporation (Option on Gemstar Stock)
          (Incorporated by reference to Exhibit 99.13 to Gemstar's Form 8-K, filed February 8, 2000)
 10.23   Stock Option Agreement, dated as of October 4, 1999, between Gemstar
          International Group Limited, a British Virgin Islands corporation and
          TV Guide, Inc., a Delaware corporation (Option on TV Guide Stock)
          (Incorporated by reference to Exhibit 99.14 to Gemstar's Form 8-K, filed February 8, 2000)
 10.24   1994 Stock Incentive Plan, as amended (Incorporated by reference to
          Form F-1 Registration Statement of Gemstar International Group
          Limited (33-79016), which was declared effective on October 10, 1995)
 10.25   Amendment to Subsection 1.4(a) of 1994 Stock Incentive Plan, as
          amended (Incorporated by reference to Form F-1 Registration Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.26   Amendment to 1994 Stock Incentive Plan, as amended, adopted on March
          12, 1998.(Incorporated by reference to Annual Report on Form 10-K of
          Gemstar International Group Limited for the fiscal year ended March
          31, 1998, filed June 29, 1998)
 10.27   Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Henry C. Yuen, as amended. (Confidential treatment requested) (Incorporated by reference to Form F-1 Registration
          Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.28   Employment Agreement, dated August 1995, between Gemstar International
          Group Limited and Thomas L.H. Lau (Incorporated by reference to Form
          F-1 Registration Statement of Gemstar International Group Limited
          (33-79016), which was declared effective on October 10, 1995)
 10.29   Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Daniel S.W. Kwoh, as amended. (Confidential treatment requested) (Incorporated by reference to Form F-1 Registration
          Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.30   Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Roy J. Mankovitz, as amended. (Confidential treatment requested) (Incorporated by reference to Form F-1 Registration
          Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.31   Employment Agreement, dated August 16, 1995, between Pros Technology
          Limited and Wilson K.C. Cho. (Confidential treatment requested)
          (Incorporated by reference to Form F-1 Registration Statement of
          Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.32   Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Elsie Ma Leung, as amended (Incorporated by reference to Form F-1 Registration Statement of Gemstar International Group
          Limited (33-79016), which was declared effective on October 10, 1995)

 Exhibit
 Number                           Document Description
 -------                          --------------------
 10.33   Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Larry Goldberg, as amended (Incorporated by reference to Form F-1 Registration Statement of Gemstar International Group
          Limited (33-79016), which was declared effective on October 10, 1995)
 10.34   Employment Agreement, dated as of July 22, 1999, among Gemstar
          International Group Limited, Gemstar Development Corporation and
          Stephen A. Weiswasser.(Incorporated by reference to Form 10-Q of
          Gemstar International Group Limited for the fiscal quarter ended June
          30, 1999, filed August 16, 1999)
 10.35   Amended and Restated Employment Agreement, effective as of January 7,
          1998, among Gemstar International Group Limited, Gemstar Development
          Corporation and Henry C. Yuen (Incorporated by reference to Annual
          Report on Form 10-K/A for the fiscal year ended March 31, 1998, filed
          November 17, 1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)
 10.36   Amendment No. 1 to Amended and Restated Employment Agreement, dated as of October 4, 1999, by and among Gemstar International Group Limited,
          Gemstar Development Corporation and Henry C. Yuen (Incorporated by
          reference to Exhibit 99.10 to Gemstar's Form 8-K, filed February 8,
          2000)
 10.37   Amended and Restated Employment Agreement, dated as of March 31, 1998, among Gemstar International Group Limited, Gemstar Development
          Corporation and Elsie Leung (Incorporated by reference to Annual
          Report on Form 10-K/A for the fiscal year ended March 31, 1998, filed
          November 17, 1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)
 10.38   Deferred Compensation Plan of Gemstar International Group Limited,
          effective as of January 30, 2000. (Filed herewith)
 10.39   Trust under the Deferred Compensation Plan (Rabbi Trust) of Gemstar
          International Group Limited, effective as of January 30, 2000, by and between Gemstar International Group Limited and any appointed
          Subsidiary and Merrill Lynch Trust Company of California. (Filed
          herewith)
 21      Material Subsidiaries of Gemstar (Filed herewith)
 23      Consent of KPMG LLP (Filed herewith)
 27      Financial Data Schedule (Filed herewith)

  (b) Reports on Form 8-K

  The following reports on Form 8-K were filed during the quarter ended March 31, 2000:

  A report was filed on January 25, 2000 regarding a press release relating to the Company's acquisitions of NuvoMedia, Inc. and SoftBook Press, Inc.

  A report was filed on February 8, 2000 regarding the Company's merger with TV Guide, Inc. Exhibits to this report included the merger agreement, bylaws, voting agreements, stockholders agreement, amendment to employment agreement, employment agreements, cross options, amendments to rights agreement, and amendment to the merger agreement.

  A report was filed on February 9, 2000 regarding the Company changing its place of incorporation from the British Virgin Islands to the State of Delaware.

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

                                          GEMSTAR INTERNATIONAL GROUP LIMITED
                                                      (Registrant)

                                                 /s/ Henry C. Yuen
Date: June 28, 2000                       By: _________________________________
                                                      Henry C. Yuen
                                             Chairman of the Board, Chief
                                              Executive Officer,
                                                 President and Director
                                              (Principal Executive Officer)

                                                 /s/ Elsie Ma Leung
Date: June 28, 2000                       By: _________________________________
                                                     Elsie Ma Leung
                                          Chief Financial Officer and Director
                                             (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Henry C. Yuen             Chairman of the Board, Chief   June 28, 2000
____________________________________  Executive Officer,
           Henry C. Yuen              President and Director

       /s/ Elsie Ma Leung            Chief Financial Officer and    June 28, 2000
____________________________________  Director
           Elsie Ma Leung

   /s/ Stephen A. Weiswasser         Executive Vice President,      June 28, 2000
____________________________________  General Counsel and
       Stephen A. Weiswasser          Director

                                     Director
____________________________________
          Thomas L. H. Lau

     /s/ George F. Carrier           Director                       June 28, 2000
____________________________________
         George F. Carrier

      /s/ Teruyuki Toyama            Director                       June 28, 2000
____________________________________
          Teruyuki Toyama

       /s/ James E. Meyer            Director                       June 28, 2000
____________________________________
           James E. Meyer

             Signature                           Title                  Date
             ---------                           -----                  ----

     /s/ Douglas B. Macrae           Director                       June 28, 2000
____________________________________
         Douglas B. Macrae

      /s/ Perry A. Lerner            Director                       June 28, 2000
____________________________________
          Perry A. Lerner

                      GEMSTAR INTERNATIONAL GROUP LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................. F-2

Consolidated Balance Sheets as of March 31, 1999 and 2000................. F-3

Consolidated Statements of Income for each of the years in the three-year period ended March 31, 2000.............................................. F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income
 for each of the years in the three-year period ended March 31, 2000...... F-5

Consolidated Statements of Cash Flows for each of the years in the three-
 year period ended March 31, 2000......................................... F-6

Notes to Consolidated Financial Statements................................ F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Gemstar International Group Limited:

  We have audited the accompanying consolidated balance sheets of Gemstar International Group Limited and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gemstar International Group Limited and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000 in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California
May 31, 2000

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                March 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $185,723  $237,046
  Marketable securities....................................   29,711    49,145
  Receivables, net.........................................   12,215    69,903
  Prepaid expenses and other current assets................    2,276     2,248
                                                            --------  --------
    Total current assets...................................  229,925   358,342
Property and equipment, net................................    3,407     5,169
Intangible assets, net.....................................   16,978    18,929
Marketable securities and other investments................    4,002    74,814
Other assets...............................................    2,667     9,917
                                                            --------  --------
                                                            $256,979  $467,171
                                                            ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses.................... $ 25,528  $ 41,004
  Current portion of deferred revenue......................   14,101     3,421
                                                            --------  --------
    Total current liabilities..............................   39,629    44,425
Deferred revenue, less current portion.....................      550       268
Deferred income taxes......................................   30,429    34,801
Other liabilities..........................................    1,211     2,020

Shareholders' equity:
  Preferred Stock, par value $.01 per share. Authorized
   150,000 shares, none issued.............................      --        --
  Common Stock, par value $.01 per share. Authorized
   2,400,000 shares; issued 204,724 shares at March 31,
   1999 and 210,543 shares at March 31, 2000...............    2,047     2,105
  Additional paid-in capital...............................  250,078   333,667
  (Accumulated deficit) retained earnings..................  (38,298)   40,857
  Accumulated other comprehensive (loss) income............     (228)   37,467
  Treasury stock, at cost (2,789 shares at March 31, 1999
   and 2000)...............................................  (28,439)  (28,439)
                                                            --------  --------
    Net shareholders' equity...............................  185,160   385,657
Commitments and contingencies (note 7).....................
                                                            --------  --------
                                                            $256,979  $467,171
                                                            ========  ========

          See accompanying Notes to Consolidated Financial Statements.

              GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                       Year ended March 31,
                                                    --------------------------
                                                      1998     1999     2000
                                                    -------- -------- --------
Revenues........................................... $126,552 $168,166 $241,439
Operating costs and expenses:
  Selling and marketing............................   31,467   38,821   58,930
  Research and development.........................   15,495   21,648   24,273
  General and administrative.......................   19,634   24,248   31,416
  Nonrecurring expenses............................   11,713    1,851   15,895
                                                    -------- -------- --------
    Operating income...............................   48,243   81,598  110,925
Other income, net..................................    7,317    8,736   13,688
                                                    -------- -------- --------
    Income before income taxes.....................   55,560   90,334  124,613
Income taxes.......................................   20,433   30,189   43,296
                                                    -------- -------- --------
    Net income..................................... $ 35,127 $ 60,145 $ 81,317
                                                    ======== ======== ========
Basic earnings per share........................... $   0.18 $   0.30 $   0.40
                                                    ======== ======== ========
Diluted earnings per share......................... $   0.17 $   0.26 $   0.33
                                                    ======== ======== ========
Weighted average shares outstanding................  193,020  198,568  205,635
Dilutive effect of:
  Stock options....................................   11,631   29,159   42,193
  Warrants.........................................    1,540    1,455       48
                                                    -------- -------- --------
Weighted average shares outstanding, assuming
 dilution..........................................  206,191  229,182  247,876
                                                    ======== ======== ========



          See accompanying Notes to Consolidated Financial Statements.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                (In thousands)

                                                   Retained                 Accumulated
                        Common Stock  Additional   earnings                    other     Treasury stock         Net
                       --------------  paid-in   (accumulated   Unearned   comprehensive ----------------  shareholders'
                       Shares  Amount  capital     deficit)   compensation income (loss) Shares   Amount      equity
                       ------- ------ ---------- ------------ ------------ ------------- ------  --------  -------------
Balances at March 31,
1997.................  188,238 $1,882  $185,797   $(133,570)     $(388)       $   (90)      --   $    --     $ 53,631
Comprehensive income:
 Net income..........      --     --        --       35,127        --             --        --        --       35,127
 Equity adjustment
 from foreign
 currency
 translation.........      --     --        --          --         --             (42)      --        --          (42)
                                                                                                             --------
   Total
   comprehensive
   income............                                                                                          35,085
                                                                                                             --------
Issuance of Common
Stock................    1,186     12     3,749         --         --             --        --        --        3,761
Exercise of stock
options..............    6,623     66    17,506         --         --             --        --        --       17,572
Tax benefit
associated with stock
options..............      --     --      6,000         --         --             --        --        --        6,000
Repurchase of
warrant..............      --     --    (12,807)        --         --             --        --        --      (12,807)
Amortization of
unearned
compensation.........      --     --        --          --         388            --        --        --          388
                       ------- ------  --------   ---------      -----        -------    ------  --------    --------
Balances at March 31,
1998.................  196,047  1,960   200,245     (98,443)       --            (132)      --        --      103,630
Comprehensive income:
 Net income..........      --     --        --       60,145        --             --        --        --       60,145
 Equity adjustment
 from foreign
 currency
 translation.........      --     --        --          --         --             (96)      --        --          (96)
                                                                                                             --------
   Total
   comprehensive
   income............                                                                                          60,049
                                                                                                             --------
Issuance of Common
Stock................    1,259     13    14,755         --         --             --        --        --       14,768
Exercise of stock
options..............    4,993     50    17,502         --         --             --        --        --       17,552
Tax benefit
associated with stock
options..............      --     --      7,600         --         --             --        --        --        7,600
Exercise of warrant..    2,425     24     9,976         --         --             --        --        --       10,000
Purchases of treasury
stock................      --     --        --          --         --             --     (2,789)  (28,439)    (28,439)
                       ------- ------  --------   ---------      -----        -------    ------  --------    --------
Balances at March 31,
1999.................  204,724  2,047   250,078     (38,298)       --            (228)   (2,789)  (28,439)    185,160
Comprehensive income:
 Net income..........      --     --        --       81,317        --             --        --        --       81,317
 Unrealized gains on
 marketable
 securities..........      --     --        --          --         --          37,206       --        --       37,206
 Equity adjustment
 from foreign
 currency
 translation.........      --     --        --          --         --             489       --        --          489
                                                                                                             --------
   Total
   comprehensive
   income............                                                                                         119,012
                                                                                                             --------
Issuance of Common
Stock................    1,590     16    30,479         --         --             --        --        --       30,495
Exercise of stock
options..............    4,164     41    19,896         --         --             --        --        --       19,937
Tax benefit
associated with stock
options..............      --     --     33,090         --         --             --        --        --       33,090
Exercise of
warrants.............       65      1       124         --         --             --        --        --          125
Adjustment for change
in SoftBook Press,
Inc. year end........      --     --        --       (2,162)       --             --        --        --       (2,162)
                       ------- ------  --------   ---------      -----        -------    ------  --------    --------
Balances at March 31,
2000.................  210,543 $2,105  $333,667   $  40,857      $ --         $37,467    (2,789) $(28,439)   $385,657
                       ======= ======  ========   =========      =====        =======    ======  ========    ========

         See accompanying Notes to Consolidated Financial Statements.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                     Year ended March 31,
                                                  -----------------------------
                                                    1998      1999      2000
                                                  --------  --------  ---------
Cash flows from operating activities:
  Net income....................................  $ 35,127  $ 60,145  $  81,317
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization...............     4,411     4,679      5,863
    Deferred income taxes.......................     9,365    16,765      4,372
    Amortization of unearned compensation.......       388       --         --
    Tax benefit associated with stock options...     6,000     7,600     33,090
    Changes in assets and liabilities:
      Receivables...............................       (71)   (7,915)   (57,688)
      Prepaid expenses and other assets.........     1,057    (1,295)    (7,071)
      Accounts payable, accrued expenses and
       other liabilities........................   (12,537)   (5,062)    16,285
      Deferred revenue..........................     8,848   (23,454)   (10,962)
                                                  --------  --------  ---------
        Net cash provided by operating
         activities.............................    52,588    51,463     65,206
                                                  --------  --------  ---------
Cash flows from investing activities:
  Purchases of marketable securities and other
   investments..................................   (18,480)  (60,833)  (157,676)
  Maturities of marketable securities...........    64,618    31,463    104,799
  Additions to property and equipment...........      (951)   (1,196)    (4,191)
  Additions to intangible assets................   (11,939)   (3,392)    (5,385)
                                                  --------  --------  ---------
        Net cash provided by (used in) investing
         activities.............................    33,248   (33,958)   (62,453)
                                                  --------  --------  ---------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock........     3,761    14,768     30,495
  Proceeds from exercise of stock options.......    17,572    17,552     19,937
  Proceeds from exercise of warrants............       --     10,000        125
  Repurchase of warrant.........................   (12,807)      --         --
  Purchases of treasury stock...................       --    (28,439)       --
                                                  --------  --------  ---------
        Net cash provided by financing
         activities.............................     8,526    13,881     50,557
                                                  --------  --------  ---------
Effect of exchange rate changes on cash and cash
 equivalents....................................       (42)      (96)       175
                                                  --------  --------  ---------
        Net increase in cash and cash
         equivalents............................    94,320    31,290     53,485
Cash and cash equivalents at beginning of year..    60,113   154,433    185,723
Adjustment for change in SoftBook Press, Inc.
 year end.......................................       --        --      (2,162)
                                                  --------  --------  ---------
Cash and cash equivalents at end of year........  $154,433  $185,723  $ 237,046
                                                  ========  ========  =========
Supplemental disclosures of cash flow
 information:
  Cash paid for income taxes....................  $  4,740  $  5,734  $   4,324
                                                  ========  ========  =========

Supplemental disclosure of noncash investing and financing activities:

  In January 2000, the Company completed mergers with NuvoMedia, Inc. and SoftBook Press, Inc. in stock-for-stock transactions accounted for under the pooling of interests method (note 2).

         See accompanying Notes to Consolidated Financial Statements.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years ended March 31, 1998, 1999 and 2000

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

  In January 2000, the Company completed mergers with two electronic book companies, NuvoMedia, Inc. ("NuvoMedia") and SoftBook Press, Inc. ("SoftBook"). Both mergers were accounted for under the pooling of interests method and accordingly, the consolidated financial statements for periods prior to the mergers have been restated to include the results of operations, financial position and cash flows of NuvoMedia and SoftBook.

 Domestication

  In February 2000, the Company adopted a new certificate of incorporation and bylaws and effected a domestication from the British Virgin Islands to the State of Delaware. The number of authorized shares of Common Stock was increased from 500,000,000 to 2,400,000,000. In addition, the number of authorized shares of Preferred Stock was increased from 50,000,000 to 150,000,000.

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

 Marketable Securities

  The Company classifies its investments in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the intent and ability to hold until maturity. All other securities not included in trading or held-to-maturity categories are classified as available-for-sale. The Company's investments in marketable debt securities are classified as held-to-maturity and are reported at amortized cost. The Company's investments in marketable equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of any applicable taxes, recorded in shareholders' equity.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies and Practices (Continued)

 Investments

  Investments with ownership interests of less than 20% are accounted for under the cost method of accounting. Investments with ownership interests between 20% and 50% are accounted for under the equity method of accounting. Investments with ownership interests in excess of 50% are consolidated with the Company.

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

  The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

 Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 Accounting for Stock Options

  The Company accounts for its stock option plan under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation by electing to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and providing pro forma disclosures regarding net income and earnings per share as if the fair value method defined in SFAS No. 123 had been applied.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies and Practices (Continued)

 Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 Fair Value of Financial Instruments

  Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts payable and accrued expenses approximate their fair value because of their short maturities. Held-to-maturity marketable securities are reported at amortized cost which approximates their fair value. Available-for-sale marketable securities are reported at their fair value based on quoted market prices (note 7).

 Revenue Recognition

  Revenues from on-going per unit license fees are earned based on units shipped incorporating the Company's patented proprietary technologies and are recognized in the period when the manufacturers' units shipped information is available to the Company and collectibility is reasonably assured. Revenues from up-front license fees and annual license fees are recognized ratably over the specified term of the particular license.

 Research and Development Costs

  Research and development costs related to the design, development and testing of new systems, applications and technologies are charged to expense as incurred.

 Nonrecurring Expenses

  In connection with its mergers with NuvoMedia and SoftBook, the Company recorded merger related costs totaling $15.9 million in the year ended March 31, 2000. These costs were comprised of fees for financial advisors, attorneys and accountants, charges for inventory write down and purchase commitment losses and other transaction costs. The Company recorded a nonrecurring charge of $1.9 million in the year ended March 31, 1999, associated with defending the Company against a hostile takeover. As a result of its merger with StarSight, the Company recorded merger related costs totaling $11.7 million in the year ended March 31, 1998. These costs were comprised of fees for financial advisors, attorneys and accountants, severance and other transaction costs (note 2).

 Other Income

  Other income is comprised primarily of net interest income totaling $6,954,000, $9,072,000 and $14,443,000 for the years ended March 31, 1998,
1999 and 2000, respectively.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies and Practices (Continued)

 Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry- forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to their estimated realizable value.

 Earnings Per Share

  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and warrants using the treasury stock method.

 Stock Splits

  On May 14, 1999, the Company effected a two-for-one stock split in the form of a stock dividend to holders of record as of April 30, 1999. On December 13, 1999, the Company effected a two-for-one stock split in the form of a stock dividend to holders of record as of November 29, 1999. All share, per share, stock option and warrant amounts herein have been restated to reflect the effects of these splits.

 Comprehensive Income

  During the years ended March 31, 1998, 1999 and 2000, comprehensive income consisted of net income, unrealized gains on marketable securities and the equity adjustment from foreign currency translation. Accumulated other comprehensive (loss) income presented on the accompanying consolidated balance sheets consists of unrealized gains on marketable securities and cumulative translation adjustments.

 Segment Information

  Prior to its mergers with NuvoMedia and SoftBook, the Company was organized in a single operating segment for purposes of making operating decisions and assessing performance, which was the licensing of its proprietary technologies and systems. NuvoMedia and SoftBook were in the business of manufacturing and distribution of electronic book hardware and content. Revenues for the electronic book segment were immaterial for the periods presented. Operating costs and expenses for the electronic book segment were $3,538,000, $15,476,000 and $33,301,000 for the years ended March 31, 1998, 1999 and 2000, respectively. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No.
133. As amended by SFAS No. 137, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies and Practices (Continued)

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999.

  In March 2000, the FASB issued FASB Interpretation No. 44 ("Interpretation No. 44"), an interpretation of APB Opinion No. 25, Accounting for Certain Transactions involving Stock Compensation. Interpretation No. 44 is effective after July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that Interpretation No. 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying Interpretation No. 44 are recognized on a prospective basis from July 1, 2000.

  While the Company has not fully assessed the impact of the adoption of these recently issued accounting pronouncements, the Company believes that adoption of these accounting pronouncements will not have a significant impact on the Company.

 Reclassifications

  Certain reclassifications have been made to prior years financial information to conform with the current year presentation.

(2) Business Combinations

  In January 2000, the Company completed mergers with NuvoMedia and SoftBook. The Company exchanged 5.5 million shares of Common Stock for all of the outstanding capital stock of these companies. In addition, the Company assumed all outstanding NuvoMedia and SoftBook stock options which were converted to options to purchase 0.7 million shares of Common Stock. Both mergers were accounted for under the pooling of interests method and accordingly, the consolidated financial statements for periods prior to the mergers have been restated to include the results of operations, financial position and cash flows of NuvoMedia and SoftBook. All significant intercompany balances and transactions between the Company and NuvoMedia and SoftBook have been eliminated.

  Prior to the combinations, the fiscal year end for SoftBook was December 31. In recording the business combinations, the financial statements of SoftBook were conformed to the Company's fiscal year end of March 31. As a result, the Company recorded a retained earnings charge of $2,162,000 in fiscal year 2000 for SoftBook's net loss during the three months ended March 31, 1999 which included revenues of $171,000.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(2) Business Combinations (Continued)

  The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                Year ended March    Nine months
                                                       31,             ended
                                                ------------------  December 31,
                                                  1998      1999        1999
                                                --------  --------  ------------
                                                                    (unaudited)
   Revenues:
     Gemstar International Group............... $126,552  $166,456    $152,123
     NuvoMedia and SoftBook....................      --      1,710       5,323
                                                --------  --------    --------
       Combined................................ $126,552  $168,166    $157,446
                                                ========  ========    ========
   Net income (loss):
     Gemstar International Group............... $ 38,707  $ 73,915    $ 73,843
     NuvoMedia and SoftBook....................   (3,580)  (13,770)    (19,857)
                                                --------  --------    --------
       Combined................................ $ 35,127  $ 60,145    $ 53,986
                                                ========  ========    ========

  In May 1997, the Company completed its merger with StarSight in a business combination accounted for under the pooling of interests method. The Company exchanged 62.1 million shares of Common Stock for all of the outstanding capital stock of StarSight. In addition, the Company assumed all outstanding StarSight stock options which were converted to options to purchase 5.5 million shares of Common Stock. The Company also assumed all outstanding StarSight warrants which were converted to warrants to purchase 7.3 million shares of Common Stock at exercise prices ranging from $3.09 to $14.44 per share.

  In January 1998, the Company repurchased a warrant to purchase 2.4 million shares of Common Stock for $12.8 million in cash. The Company accounted for the repurchase of the warrant as a reduction in additional paid-in-capital. In October 1998, warrants to purchase 2.4 million shares of Common Stock expired. In January 1999, a warrant holder exercised a warrant to purchase 2.4 million shares of Common Stock for $10.0 million in cash. There were no warrants outstanding at March 31, 2000.

  In October 1999, the Company and TV Guide, Inc. ("TV Guide") entered into a merger agreement under which TV Guide will become a wholly owned subsidiary of the Company. Under the merger agreement, TV Guide shareholders will receive
0.6573 shares of the Company's Common Stock for each share of TV Guide Class A and B common stock. The exchange ratio is not subject to adjustment. The transaction will be accounted for as a purchase. Shareholders of both companies approved the merger at their respective shareholder meetings held in March 2000. The transaction is pending government approval.

(3) Income Taxes

  The provision for income taxes consists of the following (in thousands):

                                                          Year ended March 31,
                                                         -----------------------
                                                          1998    1999    2000
                                                         ------- ------- -------
   Current.............................................. $11,068 $13,424 $38,924
   Deferred.............................................   9,365  16,765   4,372
                                                         ------- ------- -------
     Total.............................................. $20,433 $30,189 $43,296
                                                         ======= ======= =======

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(3) Income Taxes (Continued)

  A reconciliation of the expected U.S. federal income taxes to the provision for income taxes is as follows (in thousands):

                                                      Year ended March 31,
                                                     -------------------------
                                                      1998     1999     2000
                                                     -------  -------  -------
   Expected U.S. federal income tax................. $19,446  $31,617  $43,615
   State taxes, net of federal benefit..............     808    2,190    3,025
   Merger costs and other non-deductible expenses...     995      --     3,419
   Foreign income taxed at different rates..........   1,891    1,575   (2,272)
   Change in valuation allowance....................  (2,707)  (5,193)  (4,491)
                                                     -------  -------  -------
     Total.......................................... $20,433  $30,189  $43,296
                                                     =======  =======  =======

  Deferred taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

                                                               March 31,
                                                           ------------------
                                                             1999      2000
                                                           --------  --------
   Deferred tax assets:
     Deferred revenue..................................... $  4,832  $  5,426
     Net operating losses available for carryforward to
      future periods......................................   37,483    72,126
     Tax credits available for carryforward to future
      periods.............................................    5,007     6,200
     Accrued expenses and other reserves..................    4,177    10,056
     Intangible assets....................................    9,893     8,982
     Other................................................      654       565
                                                           --------  --------
   Gross deferred tax assets..............................   62,046   103,355
   Valuation allowance....................................  (56,901)  (75,828)
                                                           --------  --------
   Net deferred tax assets................................    5,145    27,527
   Deferred tax liability provided on intercompany
    income................................................  (35,574)  (62,328)
                                                           --------  --------
       Net deferred tax liability......................... $(30,429) $(34,801)
                                                           ========  ========

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in specific tax jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management has concluded that it is more likely than not that the Company will realize the benefits of these deductible differences at March 31, 2000, net of the valuation allowance established.

  A valuation allowance has been provided for deferred tax assets of approximately $28.8 million as of March 31, 2000 pertaining to certain net operating loss carryforwards primarily resulting from the exercise of employee stock options. When recognized, the tax benefit for these deferred tax assets will be accounted for as a credit to additional paid-in-capital rather than a reduction of the provision for income taxes.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(3) Income Taxes (Continued)

  As of March 31, 2000, the Company had available net operating loss carryforwards aggregating approximately $193 million to offset future United States income taxes expiring through fiscal year 2020. At March 31, 2000, the Company had available foreign tax credit carryforwards aggregating approximately $6 million to offset future United States income taxes expiring through fiscal year 2005.

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

(4) Stock Incentive Plan

  Pursuant to the Company's 1994 Stock Incentive Plan as amended, (the "Plan"), the Company's Compensation Committee may grant stock options to purchase Common Stock of the Company to employees of the Company (including executive officers) and certain other persons (including directors and consultants) who are eligible to participate in the Plan. Subject to early termination or acceleration provisions, a stock option generally will be exercisable, in whole or in part, from the date specified in the related award agreement until the expiration date determined by the Compensation Committee. In no event, however, is a stock option exercisable after ten years from its date of grant.

  In connection with the mergers with NuvoMedia and SoftBook, the Company assumed all outstanding NuvoMedia and SoftBook stock options. Information concerning stock options has been restated on an equivalent share basis.

  As of March 31, 2000, the number of shares of Common Stock reserved for issuance under the Plan was 110,000,000 shares. At March 31, 2000, there were 45,323,000 shares available for future option grants under the Plan.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(4) Stock Incentive Plan (Continued)

  The following table summarizes information about stock option transactions (shares in thousands):

                                             Year ended March 31,
                          -----------------------------------------------------------
                                 1998                1999                2000
                          ------------------- ------------------- -------------------
                                    Weighted-           Weighted-           Weighted-
                                     Average             Average             Average
                           Number   Exercise   Number   Exercise   Number   Exercise
                          of Shares   Price   of Shares   Price   of Shares   Price
                          --------- --------- --------- --------- --------- ---------
Outstanding at beginning
 of year................   25,561     $3.07    51,609    $ 4.84    50,097    $ 5.57
Granted.................   33,580      5.73     5,593     10.49     4,835     29.86
Exercised...............   (6,623)     2.65    (4,993)     3.52    (4,164)     4.79
Cancelled...............     (909)     4.11    (2,112)     5.64      (835)     6.10
                           ------              ------              ------
Outstanding at end of
 year...................   51,609      4.84    50,097      5.57    49,933      7.98
                           ======              ======              ======
Options exercisable at
 end of year............   17,970      3.32    22,458      4.19    26,170      4.72
                           ======              ======              ======

  The following table summarizes information about the Company's stock options outstanding as of March 31, 2000 (shares in thousands):

                             Stock Options Outstanding    Stock Options Exercisable
                          ------------------------------- -------------------------
                                     Weighted-
                                      Average
                                     Remaining  Weighted-                 Weighted-
                                     Years of    Average                   Average
                           Number   Contractual Exercise     Number        Exercise
Range of Exercise Prices  of Shares    Life       Price    of Shares        Price
------------------------  --------- ----------- --------- ------------   ------------
$0.18-$5.00.............   16,104       5.8      $ 3.19          14,654   $       3.11
$5.01-$10.00............   24,326       7.9        6.12          10,711           6.23
$10.01-$15.00...........    4,843       8.3       10.87             719          11.43
$15.01-$30.00...........    4,020       9.2       28.97              29          15.79
$30.01-$69.53...........      640       9.5       45.33              57          45.23
                           ------                          ------------
Total...................   49,933       7.4        7.98          26,170           4.72
                           ======                          ============

  The per share weighted-average fair value of stock options granted during the years ended March 31, 1998, 1999 and 2000, was $4.25, $8.54, and $23.93,
respectively. The fair value of each option was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                                 Year ended
                                                                 March 31,
                                                               ----------------
                                                               1998  1999  2000
                                                               ----  ----  ----
   Expected dividend yield....................................  --%   --%   --%
   Risk-free interest rate.................................... 5.8%  5.4%  5.8%
   Expected volatility........................................  79%   75%   73%
   Expected life (years)...................................... 6.4   9.0   8.9

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(4) Stock Incentive Plan (Continued)

  The Company applies APB Opinion No. 25, and related interpretations, in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                         Year ended March 31,
                                                        -----------------------
                                                         1998    1999    2000
                                                        ------- ------- -------
   Net income:
     As reported................... ................... $35,127 $60,145 $81,317
     Pro forma.........................................  14,534  23,907  41,092
   Basic earnings per share:
     As reported.......................................    0.18    0.30    0.40
     Pro forma.........................................    0.08    0.12    0.20
   Diluted earnings per share:
     As reported.......................................    0.17    0.26    0.33
     Pro forma.........................................    0.07    0.10    0.17

  Because additional option grants are expected to be made each year, the above pro forma disclosures are not likely to be representative of pro forma effects on reported net income for future years.

(5) 401(k) Plan

  The Company has a 401(k) benefit plan ("401(k) Plan") allowing an employee to contribute up to a maximum of 15% of gross salary, subject to applicable IRS limits. The Company will match the employee's contributions based on certain percentages of the employee's contributions. The Company made contributions of $50,000, $82,000 and $79,000 to the 401(k) Plan during the years ended March 31, 1998, 1999 and 2000, respectively.

(6) Deferred Compensation Plan

  In January 2000, the Company established a non-qualified deferred compensation plan to permit eligible key executives to annually elect to defer up to 100% of their cash compensation on a pre-tax basis. The retirement benefit to be provided is based on the amount of compensation deferred and earnings on the deferrals. The expense associated with the deferred compensation plan was $129,000 for the year ended March 31, 2000.

(7) Selected Balance Sheet Accounts

  Marketable securities consist of the following (in thousands):

                                                                  March 31,
                                                               ----------------
                                                                1999     2000
                                                               ------- --------
   Corporate debt securities.................................. $29,711 $ 22,589
   U.S. government securities.................................   4,002   41,779
                                                               ------- --------
   Total held-to-maturity securities..........................  33,713   64,368
   Available-for-sale marketable equity securities............     --    48,500
                                                               ------- --------
     Total.................................................... $33,713 $112,868
                                                               ======= ========

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(7) Selected Balance Sheet Accounts (Continued)

  The held-to-maturity securities were reported at amortized cost which approximated fair value at March 31, 1999 and 2000. At March 31, 2000, debt securities totaling $49,145,000 were due in one year or less and debt securities totaling $15,223,000 were due in one to two years. The available-for-sale securities were reported at fair value and at March 31, 2000 include unrealized gains of $37,206,000.

  Property and equipment, at cost, consist of the following (in thousands):

                                                                 March 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
   Machinery and equipment.................................. $  5,769  $  6,386
   Office furniture and equipment...........................    7,160     9,928
   Property and leasehold improvement.......................    1,228     1,690
                                                             --------  --------
                                                               14,157    18,004
   Less accumulated depreciation and amortization...........  (10,750)  (12,835)
                                                             --------  --------
   Property and equipment, net.............................. $  3,407  $  5,169
                                                             ========  ========

  Intangible assets consist of the following (in thousands):

                                                                 March 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
   Patents and trademarks................................... $ 25,377  $ 30,036
   Goodwill.................................................    1,790     2,516
                                                             --------  --------
                                                               27,167    32,552
   Less accumulated amortization............................  (10,189)  (13,623)
                                                             --------  --------
   Intangible assets, net................................... $ 16,978  $ 18,929
                                                             ========  ========

  Amortization expense was $2,251,000, $2,957,000 and $3,434,000 for the years ended March 31, 1998, 1999 and 2000, respectively.

  Accounts payable and accrued expenses consist of the following (in thousands):

                                                                   March 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
   Accrued payroll and related benefits........................ $ 6,822 $ 9,033
   Accrued marketing and promotional expenses..................   6,000   3,650
   Accrued purchase commitment losses..........................     --    2,500
   Accounts payable and other accrued expenses.................  12,706  25,821
                                                                ------- -------
     Total..................................................... $25,528 $41,004
                                                                ======= =======

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(8) Commitments and Contingencies

  The Company leases various facilities under long-term noncancelable operating leases. Future minimum payments under operating leases are as follows (in thousands):

   Year ended March 31:
     2001............................................................... $ 4,206
     2002...............................................................   4,096
     2003...............................................................   3,321
     2004...............................................................   3,065
     2005...............................................................   2,425
     Thereafter.........................................................  12,677
                                                                         -------
       Total............................................................ $29,790
                                                                         =======

  Rent expense under operating leases was $1,846,000, $1,872,000 and $2,511,000, for the years ended March 31, 1998, 1999 and 2000, respectively.

  The Company has an agreement to purchase data transmission services. Future minimum payments under the data transmission services agreement, which expires in December 2001, are $1,240,000 and $930,000 for the years ended March 31, 2001 and 2002, respectively. Fees under the agreement were $1,240,000 for each of the years in the three-year period ended March 31, 2000.

  The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company, the resolution of such matters will not have a material effect on its financial position, results of operations, or liquidity.

(9) Related Party Transactions

  The Company continues to maintain service relationships with certain subsidiaries of Gemstar Manufacturing Holding Limited, a former wholly owned subsidiary ("Holdings"). Certain directors of the Company are significant shareholders of Holdings. Pursuant to the services agreements, the Holdings subsidiaries provide marketing and promotion services for the Company in their respective territories in connection with the Company's systems, maintain relationships with licensees and promote and monitor the publication of the PlusCode numbers. Service fees paid to these companies totaled $8,178,000, $6,527,000 and $6,454,000 for the years ended March 31, 1998, 1999 and 2000, respectively.

             GEMSTAR INTERNATIONAL GROUP LIMITED AND SUBSIDIARIES

(10) Business Segment Reporting

  A summary of the Company's revenues, operating income and identifiable assets by geographic area is as follows (in thousands):

                                                         Year ended March 31,
                                                      --------------------------
                                                        1998     1999     2000
                                                      -------- -------- --------
   Revenues:
     United States................................... $ 80,708 $ 97,087 $144,235
     Foreign(1)......................................   45,844   71,079   97,204
                                                      -------- -------- --------
       Total......................................... $126,552 $168,166 $241,439
                                                      ======== ======== ========
   Operating income(2):
     United States................................... $ 20,508 $ 32,770 $ 42,068
     Foreign.........................................   27,735   48,828   68,857
                                                      -------- -------- --------
       Total......................................... $ 48,243 $ 81,598 $110,925
                                                      ======== ======== ========

                                                              March 31,
                                                      --------------------------
                                                        1998     1999     2000
                                                      -------- -------- --------
   Identifiable assets:
     United States................................... $ 71,100 $ 79,305 $436,606
     Foreign(3)......................................  116,100  177,674   30,565
                                                      -------- -------- --------
       Total......................................... $187,200 $256,979 $467,171
                                                      ======== ======== ========

--------
(1) Revenues from license fees included in foreign are principally earned by entities in the British Virgin Islands.
(2) Operating income consists of total revenues less operating expenses and does not include other income.
(3) Identifiable assets included in foreign are principally held by entities in the British Virgin Islands.

  The Company had revenues attributed to individual customers in excess of 10% of total revenues as follows:

                                                                    Year ended
                                                                    March 31,
                                                                  ----------------
                                                                  1998  1999  2000
                                                                  ----  ----  ----
   Customer A....................................................  12%   17%   11%
   Customer B....................................................  21%   10%   10%
   Customer C....................................................  --    13%   --
   Customer D....................................................  --    14%   10%
   Customer E....................................................  --    --    17%

                                 EXHIBIT INDEX

 Exhibit
 Number                           Document Description
 -------                          --------------------
  2.1    Parent Significant Shareholder Agreement, dated as of December 23,
          1996, by and among StarSight Telecast, Inc., a California
          corporation, and certain significant shareholders of Gemstar
          International Group Limited (Incorporated by reference to Form F-4
          Registration Statement of Gemstar International Group Limited (333-
          6790), which was declared effective on April 15, 1997)
  2.2    Agreement and Plan of Merger, dated as of December 23, 1996, by and among Gemstar International Group Limited, a British Virgin Islands
          corporation, StarSight Telecast, Inc., a California corporation, and
          G/S Acquisition Subsidiary, a California corporation (Incorporated by reference to Form F-4 Registration Statement of Gemstar International
          Group Limited (333-6790), which was declared effective on April 15,
          1997)
  2.3    Agreement and Plan of Merger dated as of October 4, 1999 among Gemstar
          International Group Limited, G Acquisition Subsidiary Corp. and TV
          Guide, Inc., as amended on February 7, 2000 (Incorporated by reference to Form S-4 Registration Statement of Gemstar International
          Group Limited (333-96407), which was declared effective on February
          8, 2000)
  3.1    Amended and Restated Memorandum of Association of Gemstar
          International Group Limited (Incorporated by reference to Form F-1
          Registration Statement of Gemstar International Group Limited (33-
          79016), which was declared effective on October 10, 1995) (Further amendments were filed in connection with Gemstar's Form 8-K on July
          13, 1998)
  3.2    Amended and Restated Articles of Association of Gemstar International
          Group Limited (Incorporated by reference to Form F-1 Registration
          Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995) (Further amendments were filed in connection with Gemstar's Form 8-K on July 13, 1998)
  3.3    Certificate of Incorporation of Gemstar International Group Limited
          (Incorporated by reference to Form S-4 Registration Statement of
          Gemstar International Group Limited (333-96407), which was declared effective on February 8, 2000)
  3.4    Bylaws of Gemstar International Group Limited (Incorporated by
          reference to Form S-4 registration Statement of Gemstar International
          Group Limited (333-96407), which was declared effective on February
          8, 2000)
  4.1    Rights Agreement, dated as of July 10, 1998, between Gemstar
          International Group Limited and American Stock Transfer & Trust
          Company, as Rights Agent (including as an exhibit thereto the terms of the designated Junior Participating Preference Shares)
          (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A, dated July 13, 1998)
  4.2    Amended and Restated Rights Agreement, by and between Gemstar
          International Group Limited, a Delaware corporation which is the continuation of Gemstar International Group Limited, a British Virgin
          Islands corporation, and American Stock Transfer & Trust Company, a
          New York company (Incorporated by reference to Form S-4 Registration
          Statement of Gemstar International Group Limited (333-96407), which was declared effective on February 8, 2000)
  4.3    Rights Amendments (Incorporated by reference to Exhibit 99/15 to
          Gemstar's Form 8-K, filed February 8, 2000)
 10.1    Patent Assignment Agreement, dated as of March 15, 1994, between
          Gemstar Development Corporation and Roy J. Mankovitz. (Confidential
          treatment requested) (Incorporated by reference to Form F-1
          Registration Statement of Gemstar International Group Limited (33-
          79016), which was declared effective on October 10, 1995)
 10.2    Contract Engineering Agreement (undated) between Hilite, Inc. and
          Gemstar Development Corporation. (Confidential treatment requested)
          (Incorporated by reference to Form F-1 Registration Statement of
          Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)

 Exhibit
 Number                           Document Description
 -------                          --------------------
 10.3    Contract Engineering Agreement (undated) between Hilite, Inc. and
          Gemstar Holdings Limited. (Confidential treatment requested)
          (Incorporated by reference to Form F-1 Registration Statement of
          Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.4    Contract Engineering Agreement (undated) between Hilite, Inc. and
          Index Systems, Inc. (Confidential treatment requested) (Incorporated by reference to Form F-1 Registration Statement of Gemstar
          International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.5    Form of Option Exercise and Assignment Agreement, dated March 16,
          1994, between Gemstar Development Corporation and each of Henry C.
          Yuen, Wilson K.C. Cho and Daniel S.W. Kwoh (Incorporated by reference to Form F-1 Registration Statement of Gemstar International Group
          Limited (33-79016) which was declared effective on October 10, 1995)
 10.6(a) Exclusive Representation Agreement, dated July 30, 1990, between
          Gemstar Development Corporation and United Feature Syndicate, Inc.
          (Confidential treatment requested) (Incorporated by reference to Form
          F-1 Registration Statement of Gemstar International Group Limited
          (33-79016), which was declared effective on October 10, 1995)
 10.6(b) Exclusive Representation Agreement, dated May 20, 1991, between
          Gemstar Development Corporation and United Feature Syndicate, Inc.,
          together with First Amendment to Exclusive Representation Agreement, dated March 4, 1994 (Confidential treatment requested) (Incorporated by reference to Form F-1 Registration Statement of Gemstar
          International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.6(c) Exclusive Representation Agreement, dated March 21, 1994 between
          Gemstar Development Corporation and United Feature Syndicate, Inc.
          (Confidential treatment requested) (Incorporated by reference to Form
          F-1 Registration Statement of Gemstar International Group Limited
          (33-79016), which was declared effective on October 10, 1995)
 10.7    Registration Rights Agreement, dated August 16, 1995, between Gemstar
          International Group Limited and the Shareholders of E Guide, Inc.
          (Incorporated by reference to Form F-1 Registration Statement of
          Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.8    Company Significant Shareholder Agreement, dated as of December 23,
          1996, by and among Gemstar International Group Limited, a British
          Virgin Islands corporation, and certain significant shareholders of
          StarSight Telecast, Inc. (Incorporated by reference to Form F-4
          Registration Statement of Gemstar International Group Limited (333-
          6790), which was declared effective on April 15, 1997)
 10.9    Company Option Agreement, dated as of December 23, 1996, by and between StarSight Telecast, Inc., a California corporation, and
          Gemstar International Group Limited, a British Virgin Islands
          corporation (Incorporated by reference to Form F-4 Registration
          Statement of Gemstar International Group Limited (333-6790), which was declared effective on April 15, 1997)
 10.10   Parent Option Agreement, dated as of December 23, 1996, by and between
          StarSight Telecast, Inc., a California corporation, and Gemstar
          International Group Limited, a British Virgin Islands corporation
          (Incorporated by reference to Form F-4 Registration Statement of
          Gemstar International Group Limited (333-6790), which was declared effective on April 15, 1997)
 10.11   TDN, Inc., Stockholders Agreement, dated as of October 31, 1997, by and among TDN, Inc., a Delaware corporation, Gemstar Marketing, Inc., a California corporation, and Thomson Consumer Electronics, Inc., a
          Delaware corporation (Incorporated by reference to Form 8-K dated
          January 12, 1998, as amended on June 11, 1998) (Certain information in this exhibit has been omitted pursuant to a request for
          Confidential Treatment granted by the Securities and Exchange
          Commission)

 Exhibit
 Number                           Document Description
 -------                          --------------------
 10.12   Cost and Reimbursement Support Agreement, dated as of October 31,
          1997, by and among TDN, Inc., a Delaware corporation, and Gemstar
          International Group Limited (Incorporated by reference to Form 8-K dated January 12, 1998, as amended on June 11, 1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment granted by the Securities and Exchange commission)
 10.13   Definitive Agreement, dated as of January 9, 1998, by and among
          Gemstar International Group Limited, StarSight Telecast, Inc., a
          California corporation, and Microsoft Corporation, a Washington corporation (Incorporated by reference to Form 8-K dated January 12,
          1998, as amended on June 11, 1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential
          Treatment granted by the Securities and Exchange Commission)
 10.14   Rescission Agreement, dated as of January 9, 1998, by and between
          StarSight Telecast, Inc., a California corporation and Microsoft
          Corporation, a Washington corporation (Incorporated by reference to
          Form 8-K dated January 12, 1998, as amended on June 11, 1998)
          (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment granted by the Securities and
          Exchange Commission)
 10.15   Voting Agreement dated as of October 4, 1999 among Liberty Media
          Corporation, certain of its controlled affiliates and Gemstar
          International Group Limited (Incorporated by reference to
          Exhibit 7(i) to Schedule 13D/A, filed November 4, 1999, with respect to ownership of securities of TV Guide, Inc.)
 10.16   Voting Agreement dated as of October 4, 1999 among The News
          Corporation Limited, certain of its controlled affiliates and Gemstar
          International Group Limited (Incorporated by reference to
          Exhibit 10.8 to Schedule 13D/A, filed November 4, 1999, with respect to ownership of securities of TV Guide, Inc.)
 10.17   Voting Agreement dated as of October 4, 1999 between TV Guide, Inc.
          and Henry C. Yuen (a stockholder of Gemstar International Group
          Limited) (Incorporated by reference to Exhibit 1 to Schedule 13D/A, filed January 5, 2000, with respect to ownership of securities of
          Gemstar International Group Limited)
 10.18   Voting Agreement dated as of October 4, 1999 between TV Guide, Inc.
          and Elsie Ma Leung (a stockholder of Gemstar International Group
          Limited) (Incorporated by reference to Exhibit 99.4 to Gemstar's Form
          8-K, filed February 8, 2000)
 10.19   Voting Agreement dated as of October 4, 1999 between TV Guide, Inc.
          and Dynamic Core Holdings Limited (a stockholder of Gemstar
          International Group Limited) (Incorporated by reference Exhibit 1 to
          Schedule 13D/A, filed January 5, 2000, with respect to ownership of securities of Gemstar International Group Limited)
 10.20   Voting Agreement dated as of October 4, 1999 between TV Guide, Inc.
          and THOMSON multimedia S.A. (a stockholder of Gemstar International
          Group Limited) (Incorporated by reference to Exhibit 99.6 to
          Gemstar's Form 8-K, filed February 8, 2000)
 10.21   Stockholders Agreement, dated as of October 4, 1999, by and among The
          News Corporation Limited, a South Australia, Australia corporation,
          Liberty Media Corporation, a Delaware corporation, Henry C. Yuen and
          Gemstar International Group Limited, a British Virgin Islands
          corporation (Incorporated by reference to Exhibit 99.9 to Gemstar's
          Form 8-K, filed February 8, 2000)
 10.22   Stock Option Agreement, dated as of October 4, 1999, between Gemstar
          International Group Limited, a British Virgin Islands corporation and
          TV Guide, Inc., a Delaware corporation (Option on Gemstar Stock)
          (Incorporated by reference to Exhibit 99.13 to Gemstar's Form 8-K, filed February 8, 2000)

 Exhibit
 Number                           Document Description
 -------                          --------------------
 10.23   Stock Option Agreement, dated as of October 4, 1999, between Gemstar
          International Group Limited, a British Virgin Islands corporation and
          TV Guide, Inc., a Delaware corporation (Option on TV Guide Stock)
          (Incorporated by reference to Exhibit 99.14 to Gemstar's Form 8-K, filed February 8, 2000)
 10.24   1994 Stock Incentive Plan, as amended (Incorporated by reference to
          Form F-1 Registration Statement of Gemstar International Group
          Limited (33-79016), which was declared effective on October 10, 1995)
 10.25   Amendment to Subsection 1.4(a) of 1994 Stock Incentive Plan, as
          amended (Incorporated by reference to Form F-1 Registration Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.26   Amendment to 1994 Stock Incentive Plan, as amended, adopted on March
          12, 1998.(Incorporated by reference to Annual Report on Form 10-K of
          Gemstar International Group Limited for the fiscal year ended March
          31, 1998, filed June 29, 1998)
 10.27   Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Henry C. Yuen, as amended. (Confidential treatment requested) (Incorporated by reference to Form F-1 Registration
          Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.28   Employment Agreement, dated August 1995, between Gemstar International
          Group Limited and Thomas L.H. Lau (Incorporated by reference to Form
          F-1 Registration Statement of Gemstar International Group Limited
          (33-79016), which was declared effective on October 10, 1995)
 10.29   Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Daniel S.W. Kwoh, as amended. (Confidential treatment requested) (Incorporated by reference to Form F-1 Registration
          Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.30   Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Roy J. Mankovitz, as amended. (Confidential treatment requested) (Incorporated by reference to Form F-1 Registration
          Statement of Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.31   Employment Agreement, dated August 16, 1995, between Pros Technology
          Limited and Wilson K.C. Cho. (Confidential treatment requested)
          (Incorporated by reference to Form F-1 Registration Statement of
          Gemstar International Group Limited (33-79016), which was declared effective on October 10, 1995)
 10.32   Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Elsie Ma Leung, as amended (Incorporated by reference to Form F-1 Registration Statement of Gemstar International Group
          Limited (33-79016), which was declared effective on October 10, 1995)
 10.33   Employment Agreement, dated April 1, 1994, between Gemstar Development
          Corporation and Larry Goldberg, as amended (Incorporated by reference to Form F-1 Registration Statement of Gemstar International Group
          Limited (33-79016), which was declared effective on October 10, 1995)
 10.34   Employment Agreement, dated as of July 22, 1999, among Gemstar
          International Group Limited, Gemstar Development Corporation and
          Stephen A. Weiswasser.(Incorporated by reference to Form 10-Q of
          Gemstar International Group Limited for the fiscal quarter ended June
          30, 1999, filed August 16, 1999)

 Exhibit
 Number                           Document Description
 -------                          --------------------
 10.35   Amended and Restated Employment Agreement, effective as of January 7,
          1998, among Gemstar International Group Limited, Gemstar Development
          Corporation and Henry C. Yuen (Incorporated by reference to Annual
          Report on Form 10-K/A for the fiscal year ended March 31, 1998, filed
          November 17, 1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)
 10.36   Amendment No. 1 to Amended and Restated Employment Agreement, dated as of October 4, 1999, by and among Gemstar International Group Limited,
          Gemstar Development Corporation and Henry C. Yuen (Incorporated by
          reference to Exhibit 99.10 to Gemstar's Form 8-K, filed February 8,
          2000)
 10.37   Amended and Restated Employment Agreement, dated as of March 31, 1998, among Gemstar International Group Limited, Gemstar Development
          Corporation and Elsie Leung (Incorporated by reference to Annual
          Report on Form 10-K/A for the fiscal year ended March 31, 1998, filed
          November 17, 1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)
 10.38   Deferred Compensation Plan of Gemstar International Group Limited,
          effective as of January 30, 2000. (Filed herewith)
 10.39   Trust under the Deferred Compensation Plan (Rabbi Trust) of Gemstar
          International Group Limited, effective as of January 30, 2000, by and between Gemstar International Group Limited and any appointed
          Subsidiary and Merrill Lynch Trust Company of California. (Filed
          herewith)
 21      Material Subsidiaries of Gemstar (Filed herewith)
 23      Consent of KPMG LLP (Filed herewith)
 27      Financial Data Schedule (Filed herewith)