Form 10-K405/A
period 2000-03-31
GEMSTAR INTERNATIONAL GROUP LTD
filed 2000-07-31
CIK 923282

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________

                                  FORM 10-K/A
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000
                          --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to  ______________


                        Commission file number 0-26878
                                               -------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                       95-4782077
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

135 North Los Robles Avenue, Suite 800, Pasadena, California          91101
         (Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code:   (626) 792-5700
                                                      --------------

Securities registered or to be registered pursuant to Section 12(b) of the Act:
None

Securities registered or to be registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [_] ___

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of the end of the fiscal year on May 31, 2000, prior to the issuance of the Registrant's shares of common stock in connection with the merger between the Registrant and TV Guide, Inc. there were outstanding 208,480,000 shares of the Registrant's common stock, par value $.01 per share (``Common Stock"), which is the only class of common stock of the Registrant. As of May 31, 2000, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $6.1 billion, based on the closing sales price of $ 42.44 per share as reported by the Nasdaq National Market System. Shares of common stock held by officers, directors and five percent holders have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION WITH RESPECT TO DIRECTORS

     The following table sets forth certain information with respect to each director of Gemstar - TV Guide International, Inc. (the "Company"). On July 12, 2000, Gemstar International Group Limited ("Gemstar") and TV Guide Inc. ("TV Guide") consummated a merger transaction pursuant to which TV Guide became a wholly-owned subsidiary of Gemstar (the "Merger"). The following table reflects the new Board of Directors of the Company effective as of July 12, 2000.

  Name and Age (as of                 Position and Business Experience               Director Since   Year Term Expires
      June 2000)
-----------------------------------------------------------------------------------------------------------------------
Henry Yuen (50)           Dr. Henry C. Yuen is a co-founder of the Company and       April 1992                    2003
                          has served as the Company's Chief Executive Officer and
                          President since August 1994 and as a director since
                          April 1992, and as Chairman of the Board of Directors
                          of the Company since January 1999. Dr. Yuen invented
                          the Company's VCR Plus+ system and co-founded Gemstar
                          in 1989. Prior to the founding of Gemstar, Dr. Yuen was
                          a research scientist and Technical Fellow at TRW, Inc.,
                          and held faculty positions at New York University
                          Courant Institute of Mathematical Sciences and the
                          California Institute of Technology. Dr. Yuen holds a
                          B.S. (Mathematics) from the University of Wisconsin, a
                          Ph.D. (Applied Mathematics) from the California
                          Institute of Technology, and a J.D. from Loyola
                          University School of
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                          Law. Dr. Yuen has over 70 published scientific papers,
                          25 issued patents, and over 100 pending patents. Dr.
                          Yuen is a member of the State Bar of California.
-----------------------------------------------------------------------------------------------------------------------
Elsie Ma Leung (52)       Ms. Elsie Ma Leung has served as the Company's Chief       April 1994                    2003
                          Financial Officer since August 1994 and as a director
                          of the Company since April 1994. As of July 12, 2000
                          Ms. Leung also serves as Co-President and Co-Chief
                          Operating Officer and member of the Office of the Chief
                          Executive.  Ms. Leung founded a public accounting firm,
                          Leung, Kaufman & Co., in 1983 and was  its managing
                          partner until joining the Company.  Ms. Leung also
                          served as Chief Financial Officer of American Plant
                          Growers, Inc. from 1988 to 1993.  Prior to 1983, Ms.
                          Leung performed audit duties at Kenneth Leventhal &
                          Company.  Ms Leung is a Certified Public Accountant.
                          Ms. Leung holds a B.A. (Accounting) from California
                          State University, Los Angeles.
-----------------------------------------------------------------------------------------------------------------------
Peter C. Boylan III       Mr. Peter C. Boylan III has been a director,               July 2000                     2003
 (36)                     Co-President and Co-Chief Operating Officer, and member
                          of the Office of the Chief Executive since July 12,
                          2000.  Previously, Mr. Boylan was President and Chief
                          Operating Officer of TV Guide since June 1999 and a
                          Director of TV Guide since July 1995. Mr. Boylan served
                          as Executive Vice President and member of the Office of
                          the Chairman of TV Guide from March 1999 to June 1999;
                          President of TV Guide from August 1997 to March 1999;
                          Chief Operating Officer of TV Guide from December 1996 to
                          March 1999 and Executive Vice President and Chief
                          Financial Officer of TV Guide from October 1994 to
                          December 1996. Beginning in 1992 through October 1994,
                          Mr. Boylan served with Hallmark Cards, Inc. in its
                          Corporate Development and Strategy Group, focusing primarily on the communications and entertainment industries.
                          Mr. Boylan is also a director of BOK Financial Corporation.
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Joachim Kiener (47)       Mr. Joachim Kiener has served as a Director, Co-           July 2000        2003
                          President, Co-Operating Officer and member of the
                          Office of the Chief Executive since July 12, 2000.
                          Previously, Mr. Kiener was Chairman of the Board and
                          Chief Executive Officer of TV Guide since June 1999 and
                          a Director of TV Guide, Inc. from  March 1999 to July
                          2000.  Mr. Kiener served as President of the TV Guide
                          from March 1999 to June 1999. Mr. Kiener was President
                          and Chief Operating Officer of News America Publishing
                          Group, a division of News Corp., since March 1998. Mr.
                          Kiener joined News Corp. as Executive Vice President
                          and Chief Operating Officer of HarperCollins Publishers
                          in September 1996. Prior to joining HarperCollins
                          Publishers, Mr. Kiener spent seven years in various
                          senior executive positions at EMI-Capitol Music Group,
                          N.A., one of the major worldwide operating music
                          distribution and publishing companies.
----------------------------------------------------------------------------------------------------------
Stephen A. Weiswasser     Mr. Stephen A. Weiswasser has served as a director,        July 1999        2002
 (59)                     Secretary,  Executive Vice President and General
                          Counsel of the Company since July 1999. Mr. Weiswasser
                          has been a partner at the law firm of Covington & Burling
                          from April1998 to present. From 1995 to 1998, Mr.
                          Weiswasser served as the Chief Executive Officer of
                          Americast. Prior to his position with Americast, Mr.
                          Weiswasser served as a Senior Vice President of Capital
                          Cities/ABC Inc., and held a number of other senior
                          executive positions with that company from 1986 to
                          1995. Mr. Weiswasser holds a B.A. from Wayne State
                          University and a J.D. from Harvard Law School.
----------------------------------------------------------------------------------------------------------
George Carrier            Dr. George F. Carrier has served as a director of the      August 1994      2002
                          Company since August 1994. He served on the faculty of
                          Harvard University from 1952 until he retired in 1988.
                          While at Harvard, he served as the Gordon McKay
                          Professor of Mechanical Engineering and T. Jefferson
                          Coolidge Professor of Applied Mathematics. Since 1995,
                          Dr. Carrier has served as a private consultant to TRW
                          Inc.'s Aerospace and Automotive Divisions and
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                          since 1992 has served as a private consultant to the
                          National Science Foundation. Dr. Carrier holds a B.S.
                          (Mechanical Engineering) from Cornell University and
                          a Ph.D. (Applied Mechanics) from Cornell University.
----------------------------------------------------------------------------------------------------------
Robert Bennett (42)       Mr. Robert Bennett has been a director of the Company      July 2000        2002
                          since July 12, 2000.  Previously, Mr. Bennett was a
                          Director of TV Guide from February 1998 to July 2000.
                          Mr. Bennett has been President, Chief Executive
                          Officer and a member of the board of directors of
                          Liberty Media Corporation since April 1997. Mr. Bennett
                          served as Executive Vice President of Tele-
                          Communications, Inc. from April 1997 to March 1999. Mr.
                          Bennett served as Executive Vice President and Chief
                          Financial Officer, Secretary and Treasurer  of Liberty
                          Media Corporation from June 1995 through March 1997, and
                          as Senior Vice President from September 1991 to June 1995.
                          Mr. Bennett also served as acting Chief Financial Officer
                          of Liberty Digital, Inc. from June 1997 to July 1997.
                          Mr. Bennett is a director of Teligent, Inc. and
                          Chairman of the Board of Liberty Digital, Inc.
----------------------------------------------------------------------------------------------------------
Chase Carey (46)          Mr. Chase Carey has been a director of the Company         July 2000        2002
                          since July 12, 2000.  Mr. Carey was previously a
                          Director of TV Guide from March 1999 to July 2000 and
                          has been Director of Fox Entertainment Group, Inc. and
                          Co-Chief Operating Officer of Fox Entertainment Group,
                          Inc. since August 1998.  Mr. Carey is an Executive
                          Director and has been the Co-Chief Operating Officer of
                          News Corp. and a Director and Executive Vice President
                          of News America Incorporated since 1996. Mr. Carey has
                          served as the Chairman and Chief Executive Officer of
                          Fox Television since July 1994. Mr. Carey joined Fox,
                          Inc. (predecessor of Fox Entertainment Group, Inc.) in
                          1990 as Executive Vice President, served as Chief
                          Financial Officer, and assumed the title of Chief
                          Operating Officer in February 1992. Prior to joining
                          Fox Television, Mr. Carey worked at Columbia Pictures in
                          several executive positions, including President of
                          Pay/Cable and Home Entertainment and Executive Vice
                          President of Columbia Pictures International.  Mr. Carey
                          is
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                          also a member of the Boards of Directors of Gateway,
                          NDS, Global Center and Colgate University.
----------------------------------------------------------------------------------------------------------
Douglas B. Macrae (41)    Mr. Douglas B. Macrae has served as a director of the      September 1997   2001
                          Company since September 1997. Mr. Macrae founded
                          VideoGuide Inc., a wholly-owned subsidiary of the
                          Company, in September 1993 and has served as its
                          President since that time. Mr. Macrae currently serves
                          as Chairman of the Board of GCC Technologies, Inc., a
                          privately held company that designs, licenses,
                          manufactures and sells consumer electronics and
                          computer products. Mr. Macrae is currently a Director
                          of Norpak Corporation and a Director of @TV Media.
----------------------------------------------------------------------------------------------------------
James E. Meyer (45)       Mr. James E. Meyer has served as a director of the         May 1997         2001
                          Company since May 1997. Mr. Meyer has served as Chief
                          Operating Officer for Thomson Consumer Electronics,
                          Inc. ("Thomson") since 1997. Mr. Meyer served as Senior
                          Vice President Product Management for Thomson from 1992
                          to 1996. From December 1996 to September 1997, Mr.
                          Meyer served as Executive Vice President, Marketing &
                          Sales-Americas for Thomson. Since June 1995.  Mr. Meyer
                          also serves as a director for Mikohn Gaming and Geocast
                          Systems.
----------------------------------------------------------------------------------------------------------
J. David Wargo (46)       Mr. J. David Wargo has been a director of the Company      July 2000        2001
                          since July 12, 2000.  Previously, Mr. Wargo was a
                          director of TV Guide from January 25, 1996 to July 12,
                          2000.  Mr.  Wargo has been President of Wargo &
                          Company, a private investment company specializing in
                          the communications industry, since January 1993. Mr.
                          Wargo was a Managing Director of The Putnam Companies
                          from December 1989 to December 1992. Mr. Wargo is a
                          director of On Command Corporation and Liberty Digital,
                          Inc.
----------------------------------------------------------------------------------------------------------
Nicholas Donatiello,      Mr. Nicholas Donatiello, Jr. has been a director of the    July 2000        2001
 Jr. (40)                 Company since July 12, 2000.  Previously, Mr.
                          Donatiello was a Director of TV Guide from June 23,
                          1999 to July 12, 2000 and has been the President and
                          Chief Executive Officer of Odyssey Ventures, Inc.,
                          which is the general partner of Odyssey, L.P.,
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                          since September 1993. Odyssey, L.P. is principally engaged in conducting market research of consumer practices and
                          views relating to present and future consumer behavior in
                          the areas of entertainment, information, communication and commerce.
----------------------------------------------------------------------------------------------------------

     Arrangements with respect to the election of directors exist in the Stockholders Agreement entered into by Henry C. Yuen, Liberty Media Corporation, The News Corporation Limited and Gemstar which became effective upon the completion of the Merger. Henry C. Yuen and designees of Mr. Yuen, Liberty and News Corp. have agreed (1) to vote for, or to use their best efforts to cause their respective designees on the board of directors to vote for, Mr. Yuen's election as a director and appointment as Chairman of the Board and Chief Executive Officer until the earlier of the fifth anniversary of the completion of the merger and the date Mr. Yuen ceases to be Chief Executive Officer of the Company other than as a result of his termination without cause and (2) to vote for the election to the board of five other persons (including two independent directors) designated by Mr. Yuen until the earlier of the fifth anniversary of the completion of the merger and the date Mr. Yuen ceases to be Chief Executive Officer of the Company other than as a result of his termination without cause, provided that if Mr. Yuen should die or become disabled during such five-year period Liberty and News Corp. have each agreed, for the remainder of the five-year period, to continue to vote for the election to the board of the directors formerly designated by Mr. Yuen or their successors (including Mr. Yuen's successor) and to vote against their removal except for cause. Designees of Liberty and News Corp. For so long as Liberty and News Corp. are committed to vote for Mr. Yuen and his designees, Mr. Yuen has agreed to vote his shares of common stock of the Company for the election to the board of three designees of Liberty (including one independent director) and three designees of News Corp. (including one independent director). Each of Liberty's and News Corp.'s right to designate directors generally shall be reduced by one director upon the transfer of 90% or more of its respective shares of Gemstar common stock, but if the transfer of any of the shares was from one to the other then the total number of directors Liberty and News Corp. have the right to designate will not be reduced. Liberty and News Corp. have the right to allocate designees to the Gemstar board between one another as they may agree in connection with any transfer of shares among Liberty, News Corp. and their respective controlled related parties. The Company's bylaws also contain certain arrangements with respect to appointment of Directors.

EXECUTIVE OFFICERS

      The following table sets forth certain information regarding the executive officers of the Company:

Name                            Age                 Position and Office                 Executive Officer Since
---------------------------------------------------------------------------------------------------------------
Henry C. Yuen                    50   Chief Executive Officer, President and Director   August 1994
---------------------------------------------------------------------------------------------------------------
Elsie Ma Leung                   52   Chief Financial Officer, Co-President and         August 1994
                                      Co-Chief Operating Officer, member of the
                                      Office of the Chief Executive.
---------------------------------------------------------------------------------------------------------------
Stephen A. Weiswasser            59   Executive Vice President General Counsel          July 1999
---------------------------------------------------------------------------------------------------------------
Peter C. Boylan III              36   Co- President and Co-Chief Operating              July 2000
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                      Officer, member of the Office of the Chief
                                      Executive, and chairman and Chief Executive
                                      Officer of certain business units
---------------------------------------------------------------------------------------------------------------
Joachim Kiener                   47   Co- President and Co-Chief Operating Officer,     July 2000
                                      member of the Office of the Chief Executive,
                                      and chairman and Chief Executive Officer of
                                      certain business units
---------------------------------------------------------------------------------------------------------------

     For a description of the business experience for the executive officers listed above, see "Information with Respect to Directors."


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the United States Securities Exchange Act of 1934, as amended, requires that a Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. ("NASD"). Directors, officers and beneficial owners of more than 10% of the Company's common stock are required by the Commission to furnish the Company with copies of the reports they file.

      Based solely on its review of the copies of such reports and written representations from certain reporting persons that certain reports were not required to be filed by such persons, the Company believes that all of its directors, officers and beneficial owners complied with all of the filing requirements applicable to them with respect to transactions during the 2000 fiscal year.


ITEM 11   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth certain summary information concerning the compensation paid by the Company for fiscal years 2000, 1999 and 1998 to the Company's chief executive officer and the two of the most highly compensated executive officers during the 2000 fiscal year (collectively, the "Named Executive Officers"):

                              Annual Compensation (1) (2)                   Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------

Name and            Fiscal    Salary ($)   Bonus ($)     Other              Restricted       Securities         All Other
Principal           Year                                 Annual             Stock            Underlying         Compensation
Positions as                                             Compensation       Award(s)         Options (#)        ($) (4)
of the end of                                            ($)                ($)              (3)
the Fiscal
Year 2000
------------------------------------------------------------------------------------------------------------------------------------

Henry C. Yuen          2000   1,921,590     2,911,744          --                --              3,438,984         490,159
  Chief
  Executive
  Officer,
  Chairman
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------

   of the Board
   and Director
------------------------------------------------------------------------------------------------------------------------------------

                       1999   1,534,833     2,215,167             --                --              4,220,980           492,144
------------------------------------------------------------------------------------------------------------------------------------

                       1998     888,800     1,611,200             --                --             16,650,900           493,912
------------------------------------------------------------------------------------------------------------------------------------

Elsie Ma Leung         2000     819,292       327,717             --                --             --                     1,400
   Chief
   Financial
   Officer and
   Director
------------------------------------------------------------------------------------------------------------------------------------

                       1999     700,000       280,000             --                 --             --                    1,333
------------------------------------------------------------------------------------------------------------------------------------

                       1998     570,000       228,000             --                 --             6,000,000             2,427
------------------------------------------------------------------------------------------------------------------------------------

Stephen A.             2000     520,192    $   75,000             --                 --               327,118             --
Weiswasser (5)
   Executive
   Vice
   President,
   General
   Counsel
   and Director
------------------------------------------------------------------------------------------------------------------------------------

                       1999     --            --                  --                --              --                    --
------------------------------------------------------------------------------------------------------------------------------------

                       1998     --            --                  --                --              --                    --
------------------------------------------------------------------------------------------------------------------------------------


(1) No individual listed in the table received aggregated other compensation exceeding $50,000 or 10% of the compensation reported in the table for such individual.

(2) The salary paid to each of the Named Executive Officers represents each such officer's adjusted base salary for the each of the indicated fiscal years calculated pursuant to the applicable formula under such officer's employment agreement with the Company or Gemstar Development Corporation, a wholly owned subsidiary of the Company, ("GDC") as the case may be. The bonuses paid to Dr. Yuen represent the aggregate amounts of Dr. Yuen's merit bonus and annual incentive bonus, calculated pursuant to the applicable formula set forth in the Employment Agreement between GDC and Dr. Yuen, dated April 1, 1994, as amended, and the New Yuen Agreement (as defined). The bonuses paid to each of Mr. Weiswasser and Ms. Leung represent the amount of the annual incentive bonus paid to each such officer for each of the indicated fiscal years, calculated pursuant to the applicable formula in such officer's employment agreement with GDC or the Company, as the case may be.

(3) Number of securities has been adjusted to reflect the 2-for-1 stock split effected in May 1999 and the 2-for-1 stock split effected in December 1999.

(4) The Company provides the Named Executive Officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees and not included in this column pursuant to the Securities and Exchange Commission's rules. The amounts shown in this column include the following:

      (a) Matching contributions by the Company under the Gemstar Employees 401(k) and Profit Sharing Plan, which permit salaried employees to make tax-deferred contributions of a portion of their base compensation pursuant to
Section 401(k) of the Code. Under
such plan, prior to January 1, 1998, the Company will match 100% of 3% of a participant's compensation up to $16,667 contributed as elective deferrals and 50% of 3% of a participant's compensation in excess of $16,667 contributed as elective deferrals up to applicable limits under the Code. Effective January 1, 1998, GDC's matching contribution will be an amount equal to 100% of up to 2% of a participant's compensation contributed, up to applicable limits under the Code.

      (b) Represents premiums paid for split dollar life insurance policies.

(5) Income and bonus figures are fractional for the year to reflect employment since July 1999.

SUMMARY OF OPTION GRANTS

The following table provides certain summary information concerning grants of options to the Named Executive Officers of the Company during the 1999 fiscal year.


                     Option Grants in the Last Fiscal Year

                                                                                             Potential Realizable Value at Assumed
                                                                                                  Annual Rates of Stock Price
                                                                                                 Appreciation for Option Term
------------------------------------------------------------------------------------------------------------------------------------

Name                   Number of          % of Total         Exercise      Expiration Date           5%                   10%
                      Securities        Options Granted      per Share
                      Underlying        to Employees in
                        Options           Fiscal Year
                       Granted (1)
------------------------------------------------------------------------------------------------------------------------------------


Henry Yuen               108,804             78%              $30.907         5/31/2009         $ 2,114,850          $  5,359,445
                       3,330,180                              $ 30.00          6/1/2009         $62,829,969          $159,223,478
------------------------------------------------------------------------------------------------------------------------------------

Elsie Ma Leung                 0              --                   --                --
------------------------------------------------------------------------------------------------------------------------------------

Stephen                  327,118              8%              $35.315         7/22/2009         $ 7,265,099          $ 18,411,187
Weiswasser
------------------------------------------------------------------------------------------------------------------------------------


(1) Number of securities and exercise price has been adjusted to reflect the 2-for-1 stock split effected in May 1999 and the 2-for-1 stock split effected in December 1999.

Summary of Options Exercised

      The following sets forth certain summary information concerning the exercise of stock options by the Named Executive Officers during the 2000 fiscal year together with the fiscal year-end value of unexercised options.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

                                                      Number of Securities Underlying            Value of Unexercised in the Money
                                                      Unexercised Options at Fiscal              Options at Fiscal Year End (2)
                                                      Year End (1)
------------------------------------------------------------------------------------------------------------------------------------

Name                 Shares         Value Realized     Exercisable        Unexercisable          Exercisable          Unexercisable
                     Acquired on
                     Exercise
------------------------------------------------------------------------------------------------------------------------------------

Henry Yuen......            0               --            17,518,496            17,020,368          1,431,951,127     1,268,976,560
------------------------------------------------------------------------------------------------------------------------------------

Elsie Ma Leung...           0               --             5,240,000             2,400,000            423,147,000       110,848,000
------------------------------------------------------------------------------------------------------------------------------------

Stephen                     0               --                     0               327,118                      0        16,579,976
Weiswasser.......
------------------------------------------------------------------------------------------------------------------------------------


(1) Number of securities and exercise price has been adjusted to reflect the 2-for-1 stock split effected in May 1999 and the 2-for-1 stock split effected in December 1999.

(2) Market Value of the securities underlying the options at exercise date or year-end, as the case may be, minus the exercise price or base price of "in the money" options and transaction costs.


                      REPORT OF THE COMPENSATION COMMITTEE

To: The Board of Directors

      It is the Compensation Committee's duty to administer the Company's overall compensation program for its senior management. The Compensation Committee also oversees the administration of the Gemstar International Group Limited 1994 Stock Incentive Plan, as amended (the "Stock Incentive Plan"). In addition, the Compensation Committee establishes the compensation and evaluates the performance of the Chief Executive Officer. The Compensation Committee as of the end of the Fiscal Year 2000 was comprised of Dr. Carrier and Mr. Teruyuki Toyoma, both non-employee directors.

      The primary philosophy of the Company regarding compensation is to offer a program which rewards each of the members of senior management commensurately with the Company's overall financial performance and growth, including each person's individual performance during the previous fiscal year. The Company's compensation program for senior management is designed to attract and retain individuals who are capable of leading the Company in achieving its business objectives in an industry characterized by competitiveness, growth and change. The Company believes a substantial portion of the annual compensation of each member of senior management should relate to, and should be contingent upon, the financial performance of the Company, as well as the individual contribution of each particular person to the Company's financial performance. As a result, a significant portion of the total compensation package consists of variable, performance-based components, such as merit and annual incentive bonuses and stock option awards, which can increase or decrease to reflect changes in corporate and individual performance.

      The Compensation Committee evaluates the total compensation for the Company's Chief Executive Officer, Dr. Henry C. Yuen, and certain other members of senior management in light of information collected by the Compensation Committee regarding the financial performance of the Company. The Compensation Committee considers various indicators of success on both a corporate and individual level in determining the overall compensation package for Dr. Yuen and other members of senior management. The Corporate indicators of success include, among others, revenue, operating income and earnings per share.

      On January 7, 1998 the Compensation Committee approved, and recommended that the Company's Board of Directors also approve, an Amended and Restated Employment Agreement with Dr. Yuen (as amended by Amendment No. 1, the "New Yuen Agreement"). The New Yuen Agreement supersedes and replaces Dr. Yuen's former Employment Agreement with GDC, and provides for Dr. Yuen's service to each of the Company and GDC as Chief Executive Officer and President through July 12, 2004, subject to a three-year renewal term and to earlier termination under certain circumstances. The New Yuen Agreement also provides that Dr. Yuen will serve as President and CEO of GDC and President, CEO and Chairman of the Board of the Company.

      On January 7, 1998, the Company's Board of Directors (with Dr.Yuen abstaining from voting) also approved the Amended and Restated Employment Agreement with Dr. Yuen, and on October 4, 1999 the Board approved Amendment No. 1 to the Amended and Restated Employment Agreement with Dr. Yuen. In approving the New Yuen Agreement, the Compensation Committee and the Board of Directors took into account, among other things, (i) the Company's substantial dependence upon Dr. Yuen's continued contributions and service to the Company; (ii) Dr. Yuen's considerable business experience and technological expertise; (iii) the increased challenge faced by the Company of sustaining its growth into the coming decade; (iv) challenges associated with rapidly evolving technology and increasing global competition in the businesses in which the Company operates; and (v) the desirability of obtaining Dr. Yuen's commitment to carry out the long-term future projects of the Company beyond the term of Dr. Yuen's former employment agreement.

      The New Yuen Agreement includes provisions (collectively, the "Performance-Based Provisions") pursuant to which Dr. Yuen's annual base salary ("Base Salary") is adjusted and his merit bonus, annual incentive bonus and annual stock option grants are calculated. The Performance-Based Provisions of the New Yuen Agreement were subject to shareholder approval to satisfy one of the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), in order to permit the Company to deduct payments in excess of $1 million in any fiscal year. The Performance-Based Provisions of Dr.Yuen's Amended and Restated Employment Agreement were approved by the holders of the Company's Ordinary Shares at a Special Meeting of Members of the Company held on March 12, 1998 (the "1998 Special Meeting").

      Under the New Yuen Agreement, Dr. Yuen's Base Salary initially is set at $1 million. For the fiscal year ending March 31, 2000, the New Yuen Agreement provides for annual adjustments to Dr. Yuen's Base Salary based on the growth of the Company's consolidated revenues and consolidated net earnings. Upon consummation of the Merger on July 12, 2000, the New Yuen Agreement provides for annual adjustments to Dr. Yuen's Base Salary based on a calculation relating to the growth of the Company's consolidated net earnings per share.

      The New Yuen Agreement also provides for the payment to Dr. Yuen of a merit bonus (the "Merit Bonus") which is equal to a percentage of Dr. Yuen's then-current Base Salary (reflecting any prior adjustments), equal to the percentage increase, if any, in the Company's consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for its most recently completed fiscal year from the Company's EBITDA for the comparable period in the immediately preceding fiscal year. Upon consummation of the Merger on July 12, 2000, the Merit Bonus is equal to a Adjusted Percentage of Dr. Yuen's then-current Base Salary (reflecting any prior adjustments). The Adjusted Percentage is equal to the product of (i) the percentage increase per outstanding share, if any, from the previous fiscal year in the Company `s consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") plus (ii) the percentage increase per outstanding share, if any, from the previous fiscal year in that portion of the Company's consolidated EBITDA attributable to the business being conducted by the Company and its subsidiaries prior to the Merger. The product of (i) and
(ii) is then multiplied by .125.

      The New Yuen Agreement also provides for the payment to Dr. Yuen of an additional bonus (the "Annual Incentive Bonus"), which as of the end of the fiscal year 2000 was tied to the annual rate of growth of the Company's consolidated earnings per share. Upon consummation of the Merger on July 12, 2000, the Annual Incentive Bonus will be equal to the Adjusted Percentage times the Base Salary.

      Under the New Yuen Agreement, the aggregate dollar amount of Dr. Yuen's Base Salary (as adjusted), Merit Bonus, and Annual Incentive Bonus for each compensation period is subject to an annual limitation, which was increased upon consummation of the Merger on July 12, 2000. The amount of the adjustment to Dr. Yuen's Base Salary, and the amounts of the Merit Bonus and the Annual Incentive Bonus payable to Dr. Yuen under the New Yuen Agreement for the fiscal year ended on March 31, 2000, were dependent upon the Company's financial performance for such year and on whether the Company's consolidated revenues and consolidated earnings from operations for the fiscal quarter ended March 31, 2000 exceeded the Company's consolidated revenues and consolidated earnings from operations, respectively, for the fiscal quarter ended March 31, 1999.

      The Compensation Committee determines the cash compensation paid to the other members of senior management in accordance with their employment agreements in a similar manner as that of the Chief Executive Officer. Each officer's overall cash compensation is based upon the Company achieving certain financial objections, together with each officer satisfying certain qualitative individual management objectives.

      The Compensation Committee oversees the administration of the Stock Incentive Plan, which provides the Company with the ability to periodically reward key employees with options to purchase shares of the Company's Ordinary Shares. These long-term incentives are designed to align the interests of key employees with those of the shareholders of the Company. Stock option grants provide an incentive that focuses the individual's attention on managing the Company from the perspective of an owner, with an equity stake in the business. The value of stock options is tied to the future performance of the Company's common stock and provides value to the recipient only when the price of the Company's common stock increases above the option exercise price. Stock options reward management for long-term strategic planning through the resulting enhancement of share price. The Company believes that a compensation structure which includes the periodic granting of long-term incentives such as stock options helps to attract and retain senior managers with long-term management perspectives.

      During the 2000 fiscal year, the Company granted stock options to Dr. Yuen. The New Yuen Agreement provides for the annual grant of options to purchase 3,330,180 shares of common stock of the Company, as adjusted to reflect the 2-for-1 stock split effected in May 1999 and the 2-for-1 stock split in December 1999. Stockholders of the Company approved the annual stock option grant to Dr. Yuen at the 1998 Special Meeting. Additionally, Dr. Yuen has the option to receive his Merit Bonus and Annual Incentive Bonus in the form of options to shares of common stock of the Company. The number of options granted to each employee of the Company was determined in accordance with the relative position, seniority and contribution of each such individual.

      The Compensation Committee has considered the anticipated tax treatment to the Company regarding the compensation and benefits paid to the executive officers of the Company in light of the enactment of Section 162(m) of the Code. Section 162(m) of the Code renders non-deductible to a publicly-held corporation certain compensation in excess of $1 million paid in any year to certain of its executive officers, unless the excess compensation is "performance-based" (as defined) or is otherwise exempt from
Section 162(m). The basic philosophy of the Compensation Committee is to strive to provide the executive officers of the Company with a compensation package which will preserve the deductibility of such payments for the Company to the extent reasonably practicable and to the extent consistent with its other compensation objectives. However, certain types of compensation payments and their deductibility (e.g., the spread and exercise of non-qualified options) depend upon the timing of an executive officer's vesting or other factors beyond the Compensation Committee's control, and may affect the deductibility of certain compensation payments. While we believe that the options granted and to be granted to Dr. Yuen will qualify for the "performance-based" exception to
Section 162(m), no assurance can be given as to the deductibility of any compensation paid under the New Yuen Agreement to the extent that such compensation would, together with any other nonexempt compensation paid to Dr. Yuen, exceed $1 million in any year.

                                         THE COMPENSATION COMMITTEE
                                         OF THE BOARD OF DIRECTORS

                                            Dr. George F. Carrier

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      As of the end of the 2000 Fiscal Year and until July 12, 2000 the Company's Compensation Committee consisted of Dr. George Carrier and Mr. Teruyuki Toyama, neither of whom is an officer or employee of the Company or was previously an officer or employee of the Company. Mr. Teruyuki resigned as a Director effective July 12, 2000.

      The composition of the Compensation Committee as of July 12, 2000 consists of Dr. Henry Yuen, Dr. George Carrier, Mr. James Meyer, Mr. Robert Bennett and Mr. Chase Carey. Dr. Yuen is an officer of the Company. Mr. Carrier, Mr. Meyer, Mr. Bennet and Mr. Carey are not and have never been employees of the Company.


PERFORMANCE GRAPH

      The following graph shows the Company's total return to shareholders compared to the Nasdaq Composite Index, the Morgan Stanley High Technology Index and the Nasdaq 100 over the period from October 11, 1995 (the date the Company's shares began trading on the Nasdaq National Market) to March 31, 2000.

                       [PERFORMANCE GRAPH APPEARS HERE]

                                            10/11/95       3/29/96       3/31/97       3/31/98       3/31/99       3/31/00
Gemstar                                          100           182            89           218           547          2502
Nasdaq                                           100           110           122           183           246           457
Morgan Stanley High Tech                         100           102           114           175           329           342
Nasdaq-100                                       100           108           141           216           373           779

EMPLOYMENT CONTRACTS

Amended and Restated Employment Agreement with Dr. Yuen

      On January 7, 1998, the Company's Compensation Committee and Board approved an Amended and Restated Employment Agreement, and on October 4, 1999 the Board approved the Amendment No. 1 to the Amended and Restated Employment Agreement (as amended, the "New Yuen Agreement"). The New Yuen Agreement supersedes and replaces Dr. Yuen's former Employment Agreement with GDC, and provides for Dr. Yuen's service to each of the Company and GDC as Chief Executive Officer and President through July 12, 2004, subject to a three-year renewal term and to earlier termination under certain circumstances. The New Yuen Agreement also provides that Dr. Yuen will serve as President and CEO of GDC and President, CEO and Chairman of the Board of the Company.

      The New Yuen Agreement includes provisions (collectively, the "Performance-Based Provisions") pursuant to which Dr. Yuen's annual base salary ("Base Salary") is adjusted and his merit bonus, annual incentive bonus and annual stock option grants are calculated. The Performance-Based Provisions of the New Yuen Agreement were subject to shareholder approval to satisfy one of the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), in order to permit the Company to deduct payments in excess of $1 million in any fiscal year. The Performance-Based Provisions of Dr. Yuen's Amended and Restated Employment Agreement were approved by the shareholders at a Special Meeting of Members of the Company held on March 12, 1998 (the "1998 Special meeting").

      Under the New Yuen Agreement, Dr. Yuen's Base Salary initially is set at $1 million. For the fiscal year ending March 31, 2000, the New Yuen Agreement provides for annual adjustments to Dr. Yuen's Base Salary based on the growth of the Company's consolidated revenues and consolidated net earnings. Upon consummation of the Merger on July 12, 2000, the New Yuen Agreement provides for annual adjustments to Dr. Yuen's Base Salary based on a calculation relating to the growth of the Company's consolidated net earnings per share.

      The New Yuen Agreement also provides for the payment to Dr. Yuen of a merit bonus (the "Merit Bonus") which is equal to a percentage of Dr. Yuen's then-current Base Salary (reflecting any prior adjustments), equal to the percentage increase, if any, in the Company's consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for its most recently completed fiscal year from the Company's EBITDA for the comparable period in the immediately preceding fiscal year. Upon consummation of the Merger on July 12, 2000, the Merit Bonus is equal to a Adjusted Percentage of Dr. Yuen's then-current Base Salary (reflecting any prior adjustments). The Adjusted Percentage is equal to the product of (i) the percentage increase per outstanding share, if any, from the previous fiscal year in the Company `s consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") plus (ii) the percentage increase per outstanding share, if any, from the previous fiscal year in that portion of the Company's consolidated EBITDA attributable to the business being conducted by the Company and its subsidiaries prior to the Merger. The product of (i) and (ii) is then multiplied by .125.

      The New Yuen Agreement also provides for the payment to Dr. Yuen of an additional bonus (the "Annual Incentive Bonus"), which as of the end of the fiscal year 2000 was tied to the annual rate of growth of the Company's consolidated earnings per share. Upon consummation of the Merger on July 12, 2000, the Annual Incentive Bonus will be equal to the Adjusted Percentage times the Base Salary.

      During the 2000 fiscal year, the Company granted stock options to Dr. Yuen. The New Yuen Agreement provides for the annual grant of options to purchase 3,330,180 shares of common stock of the Company (as adjusted to reflect the two for one stock split in May 1999 and the two for one stock split in December 1999.) In addition, the New Yuen Agreement allows Dr. Yuen to elect to receive the Merit Bonus and the Annual Incentive Bonus in the form of options to acquire common stock of the Company in lieu of receiving the Merit Bonus and the Annual Incentive Bonus in cash. Under the New Yuen Agreement, the aggregate dollar amount of Dr. Yuen's Base Salary (as adjusted), Merit Bonus, and Annual Incentive Bonus for each compensation period is subject to an annual limitation, which was increased upon consummation of the Merger on July 12, 2000.

      The amount of the adjustment to Dr. Yuen's Base Salary, and the amount of the Merit Bonus and the Annual Incentive Bonus payable to Dr. Yuen under the New Yuen Agreement for the fiscal year ended on March 31, 2000, were dependent upon the Company's financial performance for such year and on whether the Company's consolidated revenues and consolidated earnings from operations for the fiscal quarter ended March 31, 2000 exceeded the Company's consolidated revenues and consolidated earnings from operations, respectively, for the fiscal quarter ended March 31, 1999.

      The New Yuen Agreement provided for the immediate grant to Dr. Yuen of options to purchase 4,162,725 shares of common stock of the company and annual grants of options to purchase 832,545 Ordinary Shares (not adjusted to reflect 2-for-1 stock split). The Company's shareholders approved these stock option grants to Dr. Yuen at the 1998 Special Meeting. Dr. Yuen is also entitled to $1,000 a month automobile allowance and other benefits, including, health insurance and participation in bonus and incentive and stock option compensation plans.

      The New Yuen Agreement entitles Dr. Yuen to terminate the New Yuen Agreement within 90 days following a change of control (as defined below), in which event (1) he would be entitled to receive (a) a lump-sum payment equal to five times his then-current Base Salary, (b) for a period of 60 months following such termination, all other elements of his compensation provided under the New Yuen Agreement, (2) all unvested options granted to him pursuant to the New Yuen Agreement would immediately vest in full and would be exercisable for their full term and all previously granted vested options to acquire Ordinary Shares will remain fully exercisable for their full term. A "change of control" is defined as of the end of the fiscal year 2000 as the occurrence of any of the following:
(i) the acquisition (other than from the Company directly or from any Company shareholder who was, as of the effective date of the New Yuen Agreement, a 25% shareholder of the Company) by any person or entity of beneficial ownership of 25% or more of the Company's outstanding shares; (ii) the acquisition (other than from GDC directly or from any GDC shareholder who was, as of the effective date of the New Yuen Agreement, a 25% shareholder of GDC) by any person or entity of beneficial ownership of 25% or more of GDC's outstanding shares; (iii) during any period of two consecutive years, individuals who, at the beginning of such period, constituted the board of directors of the Company or GDC (together with any new directors whose election or appointment to such board of directors or whose nomination for election by the shareholders of the Company or GDC was approved by Dr. Yuen or by a vote of a majority of the directors then still in office who are either directors at the beginning of such period or whose election, appointment or nomination for election was previously so approved) cease for any reason to constitute a majority of the board of directors of the Company or GDC then in office; (iv) approval by the board of directors or a majority of the shareholders of either the Company or GDC of a merger, reorganization, combination or consolidation whereby the shareholders of either the Company or GDC immediately prior to such approval will not, immediately after consummation of such reorganization, merger, combination or consolidation own more than 50% of the voting stock of the surviving entity; or (v) a liquidation or dissolution of either the Company or GDC or the sale of all or substantially all of the assets of either the Company or GDC, unless the successor to the assets in any such liquidation, dissolution or sale, is the Company or any of its subsidiaries. This definition was modified upon the consummation of the Merger on July 12, 2000 to exclude from the definition of a change in control the acquisition from Dr. Yuen of more than 25% of the Company's outstanding shares pursuant to a right of first refusal granted Dr. Yuen to Liberty Media Corporation and The News Corporation Limited pursuant to a shareholders agreement entered into in connection with the Merger.

      Under the New Yuen Agreement, as similar to Dr. Yuen's former employment agreement, all inventions, designs, improvements, patents, copyrights, discoveries and other intellectual property which (i) are developed by Dr. Yuen while performing his duties for GDC or using GDC's equipment or trade secret information, (ii) are related at the time of conception to GDC's business or actual or demonstrably anticipated research, or (iii) result from any work performed by Dr. Yuen for GDC, are the property of GDC, if and only to the extent GDC can show by clear and convincing evidence that such property is GDC's property.

Employment Agreement with Ms. Leung

      The Company and GDC entered into an Amended and Restated Employment Agreement with Ms. Leung, dated as of March 31, 1998 and an amendment to the Employment Agreement dated as of April 13, 2000 (as amended, the "New Leung Agreement"), which supersedes and replaces Ms. Leung's former employment agreement. The New Leung Agreement provides for an initial term effective from January 1, 1998 through September 30, 2005. There is no provision for renewal.

      Under the New Leung Agreement, Ms. Leung will serve as Chief Financial Officer of the Company and Chief Operating Officer and Chief Financial Officer of GDC. Ms. Leung will also serve as a director of the Company, GDC and StarSight. Ms. Leung receives a base salary of $700,000 per year, with annual adjustments based upon the Company's consolidated revenues, as similar to her former employment agreement. The New Leung Agreement also provides that Ms. Leung may receive an annual incentive bonus based upon the Company's consolidated earnings per share, as similar to her former employment agreement. Under the New Leung Agreement, Ms. Leung received options to purchase 1,200,000 Ordinary Shares (not adjusted to reflect the 2-for-1 stock split effected in May
1999), scheduled to vest ratably over the term of the New Leung Agreement. Ms. Leung is also entitled to a $750 per month automobile allowance and other benefits, including health insurance and participation in bonus and incentive and stock option compensation plans.

      The New Leung Agreement provides Ms. Leung the right to terminate the New Leung Agreement within 90 days following a change of control (defined substantially as defined above with respect to the New Yuen Agreement), in which event (1) she would be entitled to receive (a) a lump-sum payment equal to five times her then-current base salary, (b) for a period of 60 months following such termination, all other elements of her compensation provided under the New Leung Agreement, (2) all unvested options granted to her under the New Leung Agreement would immediately vest in full and would be exercisable for their full term and all previously granted vested options to acquire Ordinary Shares will remain fully exercisable for their full term. Ms. Leung agreed in the Amendment to her Employment Agreement that the consummation of the Merger would not result in a change in control under her Employment Agreement.

      All inventions, designs, improvements, patents, copyrights and discoveries conceived by Ms. Leung during the term of the New Leung Agreement which are competitive with or related to existing products or services of GDC shall be assigned to GDC.

Employment Agreement with Mr. Weiswasser

      GDC has entered into an employment agreement with Mr. Weiswasser dated July 22, 1999 and an amendment to agreement dated as of July 11, 2000 (as amended, the "Weiswasser Agreement"). The term of the employment agreement is from July 22, 1999 (the "Effective Date") and ending on the third business day before the third (3rd) anniversary of the Effective Date, and will be automatically extended through the and shall end with the close of business on the day before the fifth (5th) anniversary of the Effective Date. The Weiswasser Agreement provides for a base salary of $750,000 annually subject to an annual adjustment based upon the Consumer Price Index, an annual bonus determined in the sole discretion of the CEO and/or COO to be no greater than 33 1/3% of the base salary, and option grants as determined by the Board of Directors or Compensation Committee in accordance with the guidelines specified therein.

      In the event a change in control event occurs that is either approved by the CEO and a majority of all of the members of the Board of Directors of the Company or GDC, or whereby the Company ceases to be a registered company under
Section 12 of the Securities Exchange Act of 1934 or if deemed by the CEO to be a Friendly Change in Control Event (a "Friendly Change in Control Event") all amounts or benefits and all stock options or other equity based awards in which Mr. Weiswasser is not yet vested shall become fully vested, and Mr. Weiswasser has 90 days after the occurrence of the event to terminate his employment which will be deemed a termination for Good Reason as defined in the Weiswasser Agreement.

      The Weiswasser Agreement provides that termination of Mr. Weiswasser may be effected for cause or without cause, or by Mr. Weiswasser for good reason or without good reason, or due to disability, each of which is defined in the Weiswasser Agreement and may result in certain benefits to Mr. Weiswasser upon termination. Any such termination would become effective immediately as a resignation by Mr. Weiswasser from all positions with the Company or GDC or related entity.

Employment Agreement with Joachim Kiener

      TV Guide and Mr. Kiener entered into a new employment agreement effective March 1, 1999. This employment agreement was assumed by the Company on July 12, 2000 in connection with the closing of the Merger. The term of the agreement ends on the sixth anniversary of the completion of the Merger. Thereafter, the employment agreement will be renewed automatically for a term of three additional years unless either party elects not to renew. If the employment agreement is not renewed or if the terms of the renewal are not agreed upon, failure to renew or agree will be treated as a termination without cause as described below.

      The employment agreement provides that Mr. Kiener will serve as Co-President and Co-Chief Operating Officer of the Company, member of the Office of the Chief Executive of the Company, and Chairman and Chief Executive Officer of certain TV Guide business divisions. Mr. Kiener's annual base salary is $875,000. The base salary will be increased annually by any percentage increase in the Consumer Price Index. The employment agreement provides for an annual incentive bonus at a target amount of 50% of Mr. Kiener's annual base salary in effect on the last day of the applicable compensation period. The actual amount of the bonus will be based on criteria to be determined each year by mutual agreement of Mr. Kiener and the Chief Executive Officer of the Company. There is no guaranteed minimum bonus.

      TV Guide previously granted Mr. Kiener options to acquire 600,000 shares of its TV Guide Class A Common Stock at $12.50 per share vesting one-fifth each year on March 1 of years 2000 through 2004. Upon completion of the Merger, options to acquire 400,000 of such shares vested and became immediately exercisable on July 12, 2000, and the options to acquire the remaining 200,000 shares, subject to other accelerated vesting provisions in the option grant agreement itself, will vest and become exercisable ratably (one-fifth each year) on March 1 of years 2000 through 2004. On October 1, 1999, TV Guide granted Mr. Kiener options to acquire 1,521,376 shares of TV Guide Class A Common Stock at $21.93 per share which upon completion of the Merger became exercisable ratably (one-sixth per year) on each of the first through the sixth anniversaries of the merger closing, subject to the accelerated vesting provisions of the option grant agreement itself. Upon completion of the Merger, all options on TV Guide common stock converted to options to purchase shares of the Company's common stock with the number of shares issuable and the option price adjusted according to the terms of the merger agreement.

      Termination without cause or constructive termination (as defined in the employment agreement) will entitle Mr. Kiener to a lump sum payment equal to the greater of three times his annual base salary or the amount equal to the product of his annual base salary multiplied by the number of years remaining (rounded up) in the term of his employment under the employment agreement and to continuation of the additional benefits provided for in the employment agreement (such as participation in medical, disability and life insurance plans) for 60 months from the last date of employment. All stock options and other stock incentive awards previously granted to him will immediately vest in full and become fully exercisable for their full term, and all previously vested stock options and other stock incentive awards will remain fully exercisable for their full term.

      The definition of "change of control" in the employment agreement broadened upon the completion of the Merger, and the event of a change of control entitles Mr. Kiener to terminate his employment within 90 days after notice of a change of control and receive a lump sum payment of five times his current annual base salary and continuation of all other elements of his compensation for 60 months from the last date of employment. All unvested stock options and other stock incentive awards previously granted to Mr. Kiener will immediately vest in full, and those options and awards and all previously vested stock options and other stock incentive awards will remain fully exercisable for their full term. Certain payments made to Mr. Kiener upon a "change of control" will be increased to offset the effect of certain adverse tax consequences which may be caused by such payments.

      At any time after September 1, 2000 Mr. Kiener is entitled to terminate his employment under the employment agreement without reason upon six months prior notice and receive a lump sum payment equal to his then current annual base salary. Upon such termination, all stock options and other stock incentive awards previously granted and then remaining unvested will be forfeited, and all previously vested stock options and other stock incentive awards shall remain fully exercisable for their full term.

Employment Agreement with Peter C. Boylan III.

      TV Guide and Mr. Boylan entered into an employment agreement effective March 1, 1999, which was assumed by the Company on July 12, 2000 with terms and provisions identical to those in the new employment agreement between the Company and Mr. Kiener discussed above in the immediately preceding six paragraphs, except that: (1) Mr. Boylan is Co- President and Co-Chief Operating Officer of the Company, member of the Office of the Chief Executive of the Company, and Chairman and Chief Executive Officer of certain other TV Guide business divisions; and (2) Mr. Boylan's annual base salary is $750,000.

COMPENSATION OF DIRECTORS

      The Company pays each director who is not an employee of the Company $25,000 per year for services as a director of the Company and $1,000 per Board or committee meeting attended. All directors are reimbursed for their out-of-pocket expenses incurred in connection with attendance at meetings of, and other activities relating to service on, the Board or any committee of the Board. In addition, directors who are not full-time employees of the Company are eligible to participate in, and each such director has received awards pursuant to, the Gemstar International Group Limited 1994 Stock Incentive Plan, as amended (the "Stock Incentive Plan").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to the beneficial ownership of the common shares of the Company as of July 19, 2000 for each person who owns more than 5% of the outstanding common stock of the
Company:

Title of Class          Name and Address of           Amount and Nature of         Percent of Class (1)
                         Beneficial Owner           Beneficial Ownership (1)
---------------------------------------------------------------------------------------------------------
Common Stock        Thomas L.H. Lau (2)             40,000,000                       9.7%
---------------------------------------------------------------------------------------------------------
Common Stock        Liberty Media Corporation       87,465,738                       21.3%
                    (3)
---------------------------------------------------------------------------------------------------------
Common Stock        The News Corporation            87,465,738                       21.3%
                    Limited (4)
---------------------------------------------------------------------------------------------------------

(1) Applicable percentage of ownership is based on 410,609, 553 shares of common stock outstanding as July 19, 2000 together with applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that are currently exercisable or that become exercisable within 60 days following July 19, 2000 are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each of the shareholders named in this table has sole voting and dispositive power with respect to the shares of common stock shown as beneficially owned by such shareholder.

(2) Shares are owed of record by Dynamic Core Holdings Limited, of which Mr. Lau is the sole shareholder. The address of Mr. Lau is 26/F., CRC Protective Tower, 38 Gloucester Road, Hong Kong.

(3) The address of Liberty Media Corporation is 9197 South Peoria Street, Englewood, Colorado 80112. 16,761,150 shares are owned of record by Liberty TVGIA, Inc., a Delaware Corporation and wholly owned subsidiary of Liberty Media Corporation, and 70,704,588 shares are owned of record by Liberty UVSG, Inc. a Colorado corporation and wholly owned subsidiary of Liberty Media Corporation. Liberty is a subsidiary of Tele-Communications, Inc., which in turn is a subsidiary of AT&T Corp.

(4) All 87,465,783 shares are owned of record by Sky Global Networks, Inc., ("SGN") previously named TVG Holdings, Inc., an indirect subsidiary of The News Corporation Limited ("News Corp."). News Corp, as a person who may be deemed to control SGN, may also be deemed to indirectly beneficially own such shares. By virtue of ordinary shares of News Corp. owned by (i) Mr. K. Rupert Murdoch and members of his family, (ii) (A ) Cruden Investments Pty. Limited, a private Australian investment company owned by Mr. Murdoch, members of his family and certain charities, and (B) a subsidiary of Cruden; and (iii) corporations which are controlled by trustees of settlements and trusts set up for the benefit of the Murdoch family, charities and other persons, and Mr. Murdoch's positions as Chairman and Chief Executive Officer of News Corp., Mr. Murdoch may be deemed to control the operations of News Corp., and may therefore be deemed to indirectly beneficially own such shares of SGN. News Corp. and Mr. Murdoch have disclaimed beneficial ownership of such shares. The address of SGN is 1300 North Market Street, Suite 404, Wilmington, Delaware 19801; the address of News Corp. is 2 Holt Street, Sydney, New South Wales 2010, Australia; the address of News Publishing Australia Limited is 1300 North Market Street, Suite 404, Wilmington, Delaware 19801; and the address of Mr. Murdoch is 10201 West Pico Boulevard, Los Angeles, California 90035.

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class         Name of Beneficial Owner         Amount and Nature of       Percent of Class (1)
                                                      Beneficial Ownership (1)
---------------------------------------------------------------------------------------------------------
Common Stock         Henry Yuen (2)                   33,375,556                     7.7%
---------------------------------------------------------------------------------------------------------
Common Stock         Elsie Leung (3)                   5,240,000                     1.3%
---------------------------------------------------------------------------------------------------------
Common Stock         Stephen Weiswasser (4)           81,780                         *
---------------------------------------------------------------------------------------------------------
Common Stock         Douglas Macrae (as of            592,000                        *
                     4/1/00) (5)
---------------------------------------------------------------------------------------------------------
Common Stock         James E. Meyer                   --                             *
---------------------------------------------------------------------------------------------------------
Common Stock         George Carrier (6)               88,000                         *
---------------------------------------------------------------------------------------------------------
Common Stock         Joachim Kiener (7)               262,920                        *
---------------------------------------------------------------------------------------------------------
Common Stock         Peter Boylan (8)                 1,635,645                      *
---------------------------------------------------------------------------------------------------------
Common Stock         Robert Bennett (9)               39,438                         *
---------------------------------------------------------------------------------------------------------
Common Stock         Chase Carey                      --                             *
---------------------------------------------------------------------------------------------------------
Common Stock         J. David Wargo (10)              39,438                         *
---------------------------------------------------------------------------------------------------------
Common Stock         Nicholas Donatiello, Jr. (11)    19,719                         *
---------------------------------------------------------------------------------------------------------
Common Stock         Directors and Officers as a      41,374,496                     9.4%
                     Group
---------------------------------------------------------------------------------------------------------

* Less than 1%

(1) Applicable percentage of ownership is based on 410,609,553 shares of common stock outstanding as of July 19, 2000 together with applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that are currently exercisable or that become exercisable within 60 days following June 14, 1999 are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each of the shareholders named in this table has sole voting and dispositive power with respect to the shares of common stock shown as beneficially owned by such shareholder. The address for all directors and officers of the Company is c/o Gemstar - TV Guide International, Inc. 135 North Los Robles Avenue, Suite 800, Pasadena, California, 91101.

(2) Amount includes 12,179,960 shares of common stock and 21,195,596 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following July 19, 2000.

(3) Amount represents 5,240,000 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following July 19, 2000.

(4) Amount represents 81,780 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following July 19, 2000.

(5) Amount includes 492,000 shares of common stock and 100,000 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following July 19, 2000.

(6) Amount represents 88,000 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following July 19, 2000.

(7) (9) (10) (11) Amount represents shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following July 19, 2000.

(8) Amount includes 23,152 shares of common stock and 1,612,493 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following July 19, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company continues to maintain service relationships with certain subsidiaries of Gemstar Manufacturing Holding, Limited, a former wholly owned subsidiary of the Company ("Holdings"). Certain directors of the Company are significant shareholders of Holdings. Pursuant to the services agreements, the Holdings subsidiaries provide marketing and promotion services for the Company in their respective territories in connection with the Company's systems, maintain relationships with licensees and promote and monitor the publication of the PlusCode Numbers (a proprietary one to eight digit number that is entered into a VCR or television equipped with the Company's VCR Plus+ system, enabling consumers to record a television program). Service fees paid to these companies totaled $8,178,000, $6,527,000 and $6,454,000 for each of the years in the three-year period ended March 31, 1998, 1999 and 2000, respectively.

      Mr. Weiswasser, Executive Vice President, General Counsel and Director of the Company, is also a partner at Covington & Burling in Washington D.C.. The Company has received legal services from Covington & Burling and incurred fee obligations that are not material within the SEC's rules either to the Company or Covington & Burling.

      Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GEMSTAR - TV GUIDE INTERNATIONAL, INC.
                                                    (Registrant)


Date:  July 29, 2000               By: /s/ Stephen A. Weiswasser
                                      ------------------------------------------
                                       Stephen A. Weiswasser
                                       Executive Vice President, General Counsel
                                       and Director