Form 10-Q
period 2000-06-30
GEMSTAR INTERNATIONAL GROUP LTD
filed 2000-08-14
CIK 923282

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000

                                       or

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

                      Gemstar International Group Limited
                  (Former name, if changed since last report)
                        ________________________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]   NO [ ]

  As of July 31, 2000, there were outstanding 409,182,000 shares of the registrant's Common Stock, par value $0.01 per share.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                                     INDEX

                                                                                                             Page
                                                                                                            ------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -- June 30, 2000 and March 31, 2000.................        1

               Condensed Consolidated Statements of Income -- Three Months Ended June 30, 2000
               and 1999..................................................................................        2

               Condensed Consolidated Statements of Cash Flows -- Three Months Ended June 30, 2000 and
               1999......................................................................................        3


               Notes to Condensed Consolidated Financial Statements......................................        4

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.....        5

Item 3.        Quantitative and Qualitative Disclosures About Market Risk................................        7

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings.........................................................................        8

Item 6.        Exhibits and Reports on Form 8-K..........................................................       10

SIGNATURE................................................................................................       11


Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

                         PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements


             GEMSTAR-TV GUIDE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (In thousands)

                                                                 June 30,           March 31,
                                                                   2000                2000
                                                            ---------------     ---------------
                             ASSETS
Current assets:
  Cash and cash equivalents.................................       $237,949            $237,046
  Marketable securities.....................................         57,408              49,145
  Receivables, net..........................................         90,476              69,903
  Prepaid expenses and other current assets.................          3,456               2,248
                                                            ---------------     ---------------
     Total current assets...................................        389,289             358,342
Property and equipment, net.................................          5,151               5,169
Intangible assets, net......................................         20,659              18,929
Marketable securities and other investments.................         92,724              74,814
Other assets................................................         15,882               9,917
                                                            ---------------     ---------------
                                                                   $523,705            $467,171
                                                            ===============     ===============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................       $ 35,746            $ 41,004
  Current portion of deferred revenue.......................          7,230               3,421
                                                            ---------------     ---------------
     Total current liabilities..............................         42,976              44,425
Deferred revenue, less current portion......................            236                 268
Deferred income taxes.......................................         41,929              34,801
Other liabilities...........................................          2,193               2,020
Shareholders' equity:
  Common Stock..............................................          2,114               2,105
  Additional paid-in capital................................        346,321             333,667
  Retained earnings.........................................         69,796              40,857
  Accumulated other comprehensive income....................         46,579              37,467
  Treasury stock, at cost...................................        (28,439)            (28,439)
                                                            ---------------     ---------------
     Net shareholders' equity...............................        436,371             385,657
                                                            ---------------     ---------------
                                                                   $523,705            $467,171
                                                            ===============     ===============



     See accompanying Notes to Condensed Consolidated Financial Statements.

             GEMSTAR-TV GUIDE INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (In thousands, except per share data)

                                                                 Three Months Ended
                                                                      June 30,
                                                          ------------------------------
                                                                   2000             1999
                                                          -------------    -------------
Revenues..................................................     $ 63,230         $ 45,088
Operating costs and expenses:
  Selling and marketing...................................       14,611           12,989
  Research and development................................        6,068            5,651
  General and administrative..............................        7,541            7,493
                                                          -------------    -------------
Operating income..........................................       35,010           18,955
Other income, net.........................................        4,633            2,745
                                                          -------------    -------------
Income before income taxes................................       39,643           21,700
Income taxes..............................................       10,704            7,260
                                                          -------------    -------------
Net income................................................     $ 28,939         $ 14,440
                                                          =============    =============

Basic earnings per share..................................        $0.14            $0.07
                                                          =============    =============
Diluted earnings per share................................        $0.12            $0.06
                                                          =============    =============
Weighted average shares outstanding.......................      208,399          203,156
Dilutive effect of:
  Stock options...........................................       41,727           39,415
  Warrants................................................           --               17
                                                          -------------    -------------
Weighted average shares outstanding, assuming dilution....      250,126          242,588
                                                          =============    =============




     See accompanying Notes to Condensed Consolidated Financial Statements.

             GEMSTAR-TV GUIDE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In thousands)

                                                                                           Three Months Ended
                                                                                                June 30,
                                                                                 -----------------------------------
                                                                                            2000                1999
                                                                                 ---------------     ---------------
Cash flows from operating activities:
  Net income.....................................................................       $ 28,939            $ 14,440
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...............................................          1,417               1,395
     Deferred income taxes.......................................................          1,403              (1,636)
     Tax benefit associated with stock options...................................          7,500               7,050
     Changes in assets and liabilities...........................................        (29,009)             27,083
                                                                                 ---------------     ---------------
       Net cash provided by operating activities.................................         10,250              48,332
                                                                                 ---------------     ---------------
Cash flows from investing activities:
  Net purchases of marketable securities and other investments...................        (11,280)            (23,720)
  Additions to property and equipment............................................           (471)             (1,381)
  Additions to intangible assets.................................................         (2,658)             (1,822)
                                                                                 ---------------     ---------------
       Net cash used in investing activities.....................................        (14,409)            (26,923)
                                                                                 ---------------     ---------------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock.........................................             --               3,741
  Proceeds from exercise of stock options........................................          5,163               9,116
                                                                                 ---------------     ---------------
       Net cash provided by financing activities.................................          5,163              12,857
                                                                                 ---------------     ---------------
Effect of exchange rate changes on cash and cash equivalents.....................           (101)                 30
                                                                                 ---------------     ---------------
Net increase in cash and cash equivalents........................................            903              34,296
Cash and cash equivalents at beginning of period.................................        237,046             185,723
Adjustment for change in SoftBook Press, Inc. year end...........................             --              (2,162)
                                                                                 ---------------     ---------------
Cash and cash equivalents at end of period.......................................       $237,949            $217,857
                                                                                 ===============     ===============




     See accompanying Notes to Condensed Consolidated Financial Statements.

             GEMSTAR-TV GUIDE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

  The Condensed Consolidated Financial Statements of Gemstar-TV Guide International, Inc. (formerly Gemstar International Group Limited) and subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

  The Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2001.

(2)   Business Combinations

  In January 2000, the Company completed mergers with two electronic-book companies, NuvoMedia, Inc. ("NuvoMedia") and SoftBook Press, Inc. ("SoftBook"). Both mergers were accounted for under the pooling of interests method and, accordingly, the consolidated financial statements for periods prior to the mergers have been restated to include the results of operations, financial position and cash flows of NuvoMedia and SoftBook.

  In July 2000, the Company completed its merger with TV Guide, Inc. ("TV Guide"). TV Guide shareholders received 0.6573 shares of Gemstar common stock for each share of TV Guide Class A and B common stock, or approximately 200 million shares of Gemstar common stock. The transaction will be accounted for as a purchase.

(3)   Earnings Per Share

  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and warrants using the treasury stock method.

(4)   Stock Split

  On December 13, 1999, the Company effected a two-for-one stock split in the form of a stock dividend to holders of record as of November 29, 1999. All share and per share amounts herein have been restated to reflect the effects of this split.

(5)   Comprehensive Income

  The Company's comprehensive income consisted of net income, unrealized gains on marketable securities and the equity adjustment from foreign currency translation. Comprehensive income was $38,051,000 and $14,470,000 for the three months ended June 30, 2000 and 1999, respectively. Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of unrealized gains on marketable securities and cumulative translation adjustments.

(6)   Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No.
133. As amended by SFAS No. 137, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

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

  Prior to its mergers with NuvoMedia and SoftBook in January 2000, the Company was organized in a single operating segment for purposes of making operating decisions and assessing performance, which was the licensing of its proprietary technologies and systems. NuvoMedia and SoftBook were in the business of manufacturing and distribution of electronic book hardware and content. Revenues for the electronic book segment were immaterial for the periods presented. Operating costs and expenses for the electronic book segment represented approximately 25% and 27% of the consolidated operating costs and expenses for the three months ended June 30, 2000 and 1999, respectively.

Results of Operations

  Revenues for the quarter ended June 30, 2000 were $63.2 million, an increase of 40% when compared with revenues for the year-ago period of $45.1 million. The increase in revenues is due to the continued growth in worldwide licensing income derived from the Company's proprietary technologies and intellectual property associated with the electronic program guide, and to a lesser extent, the VCR Plus+ system.

  Total operating expenses for the quarter ended June 30, 2000 were $28.2 million, comprised of selling and marketing expenses of $14.6 million, research and development expenses of $6.1 million, and general and administrative expenses of $7.5 million. Compared with the year-ago period, total operating expenses for the current quarter increased 8%. The increase in operating expenses was due primarily to an increase in marketing and support costs associated with the electronic program guide and the VCR Plus+ system. Operating margins increased to 55% for the three months ended June 30, 2000 from 42% for the year-ago period.

  Income taxes were $10.7 million and $7.3 million for the three months ended June 30, 2000 and 1999, respectively. The Company's effective tax rate was 27% and 33% for the three months ended June 30, 2000 and 1999, respectively. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future income taxes as a percentage of income before income taxes may vary from year to year.

Liquidity and Capital Resources

  At June 30, 2000, the Company had cash, cash equivalents and short-term marketable securities totaling $295.4 million. Net cash provided by operating activities was $10.3 million and $48.3 million for the three months ended June 20, 2000 and 1999, respectively. The decrease in net cash provided by operating activities was primarily the result of an increase in receivables and a decrease in deferred revenue received offset by an increase in net income. Net cash used in investing activities was $14.4 million for the three months ended June 30, 2000, comprised of net purchases of marketable securities and other investments of $11.3 million and additions to property and equipment and intangible assets of $3.1 million. Net cash used in investing activities was $26.9 million for the three months ended June 30, 1999, comprised of net purchases of marketable securities of $23.7 million and additions to property and equipment and intangible assets of $3.2 million. Proceeds from stock option exercises totaled $5.2 million and $9.1 million for the three months ended June 30, 2000 and 1999, respectively. Proceeds from the issuance of common stock totaled $3.7 million for the three months ended June 30, 1999.

  In April 2000, the Company's Board of Directors authorized a stock repurchase plan, but no shares have been repurchased pursuant to it, and it is not expected that any shares will be repurchased.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other portions of this report on Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to in the "Certain Factors Affecting Business, Operating Results and Financial Condition" section of the Company's Annual Report on Form 10-K for the year ended March 31, 2000. This report on Form 10-Q should be read in conjunction with the "Certain Factors Affecting Business, Operating Results and Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

  Reference is made to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended March 31, 2000. We are not aware of any changes necessary to those disclosures.

                          PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

  On October 19, 1993, TV Guide, Inc. (formerly United Video Satellite Group, Inc.) brought suit against StarSight Telecast, Inc. ("StarSight"), a now wholly owned subsidiary of the Company, in the United States District Court for the Northern District of Oklahoma, seeking a declaratory judgment that its interactive program guide products do not infringe certain of StarSight's patents. StarSight counterclaimed charging infringement of one of the patents. Through subsequent procedural motions, the lawsuit expanded to include a total of ten patents to which StarSight has rights and to federal antitrust claims. The Court has deferred consideration of all of the other claims and counterclaims pending the resolution of the infringement, validity and enforceability issues of one of the patents. A phased bench trial began on May 8, 1996, with TV Guide essentially presenting its case in chief on the validity and enforceability issues related to this patent. In subsequent proceedings, StarSight presented witnesses relating to the validity, enforceability and infringement of this patent. On February 19, 1999, the Court issued an interlocutory decision finding this patent enforceable over TV Guide's claim that this patent was obtained through inequitable conduct. The Court has not yet ruled on the remaining issues of validity or infringement of this patent. The Court also ordered the parties to participate in settlement discussions. The case has been administratively closed. On July 12, 2000, the Company completed its merger with TV Guide and thus expects that this litigation will be formally dismissed in the near term.

  On May 17, 1997, StarSight filed a Demand for Arbitration with the American Arbitration Association in San Francisco, California, and by such action commenced an arbitration action against General Instrument Corporation ("GI"). The claims in the arbitration center upon GI's alleged delay in deploying StarSight-capable set-top boxes and GI's development of a competing interactive program guide which allegedly uses StarSight patented technology, confidential information and technical information in violation of a License and Technical Assistance Agreement executed by the parties on October 1, 1992. The arbitration is bifurcated into two phases. The first phase generally covers issues related to GI's manufacture and sale of analog cable set-top boxes, while the second phase generally covers issues related to GI's manufacture and sale of digital cable and satellite set-top boxes as well as StarSight's claim for brand damages. In October 1999, in connection with the first phase, the Arbitration Panel issued a ruling against GI in favor of StarSight. In general, the Arbitration Panel ruled that GI breached its contract with StarSight pertaining to electronic program guides incorporated in GI analog set-top boxes and misappropriated StarSight's trade secrets. In March 2000, the Arbitration Panel provided the Company with its findings of liability and damages for Phase I. The second phase of the arbitration, focusing on digital set-top boxes, is scheduled to proceed later this year. On May 9, 2000, GI filed an action in the U.S. District Court for the Eastern District of Pennsylvania under the Federal Arbitration Act seeking to vacate or modify the Phase I arbitration award in favor of StarSight on the grounds that the Arbitration Panel allegedly exceeded the scope of its authority and/or allegedly disregarded the law in issuing its award. On June 12, 2000, StarSight answered GI's complaint and counter-claimed for confirmation of the award and the issuance of a judgment in its favor. StarSight also moved to transfer this action to the U.S. District Court for the Northern District of California. StarSight's motion to transfer was granted and the case is now pending before the U.S. District Court for the Northern District of California.

  On July 24, 1998, the Company, together with SuperGuide Corporation and StarSight, filed an action against TV Guide Networks, Inc. (formerly Prevue Networks, Inc.) and, as amended, TCI Communications, Inc. in the U.S. District Court for the Northern District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendants' interactive program guide known as "TV Guide Interactive" (formerly "Prevue Interactive"). This case was subsequently transferred to the U.S. District Court for the Northern District of Oklahoma. On December 23, 1998, the Company filed a motion with the Judicial Panel on Multi-district Litigation requesting that this case be consolidated with the Scientific-Atlanta, GI and Pioneer cases hereinafter described and transferred to a single court through the discovery phase of these cases. A hearing on the motion was held and in April 1999, the Judicial Panel ordered that all of the actions pending outside the Northern District of Georgia, except the action against TV Guide Networks, Inc., be transferred to the Northern District of Georgia for coordinated or consolidated pretrial proceedings with the action pending in that district (the "MDL Transfer Order"). All cases subject to the MDL Transfer Order in the Northern District of Georgia are now in pretrial proceedings. The District Court in Oklahoma ordered the parties in the action against TV Guide Networks, Inc. to participate in settlement discussions. The case has been administratively closed. On July 12, 2000, the Company completed its merger with TV Guide and thus expects that this litigation will be formally dismissed in the near term.

  On November 30, 1998, the Company filed a patent infringement action against GI in the U.S. District Court for the Northern District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendant's interactive program guide. This action is subject to the MDL Transfer Order.

  On December 1, 1998, the Company filed a patent infringement action against Pioneer Electronic Corp., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc. (collectively "Pioneer") in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendants' interactive program guide. Pioneer has recently sought leave to file a counter-claim in which it alleges the Company violated federal antitrust laws and misused certain patents. This action is subject to the MDL Transfer Order.

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

  On January 19, 2000, StarSight filed a patent infringement action against TiVo Inc. ("TiVo") in the U.S. District Court for the Northern District of California. The suit claims, among other matters, that TiVo willfully infringed certain StarSight intellectual property by virtue of TiVo's deployment, marketing, offers to sell and sale of personalized video recorder devices containing an unlicensed interactive program guide. StarSight is seeking an injunction and monetary damages. The parties are now in pretrial proceedings.

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

Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits

  Exhibit
  Number                  Exhibit Description
-----------   -------------------------------------------

    27        Financial Data Schedule

  (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Gemstar-TV Guide International, Inc.
                                 (Registrant)


                                 By:     /s/   Elsie Ma Leung
                                         --------------------
                                              Elsie Ma Leung
                                              Chief Financial Officer

Date: August 14, 2000