Form 10-Q
period 2000-09-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2000-11-14
CIK 923282

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2000, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                        COMMISSION FILE NUMBER 0-24218


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


                                (626) 792-5700
             (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X       No
                                         ---         ---

As of September 30, 2000, there were outstanding 410,057,000 shares of the registrant's Common Stock, par value $0.01 per share.

================================================================================

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets..........................     1

          Condensed Consolidated Statements of Operations................     2

          Condensed Consolidated Statements of Cash Flows................     3

          Notes to Condensed Consolidated Financial Statements...........     4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....    20

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................    21

Item 6.   Exhibits and Reports on Form 8-K...............................    21

Signature................................................................    22

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                    (In thousands, except per share amounts)

                                                    September 30,   March 31,
                                                       2000           2000
                                                    -----------     --------
ASSETS
Current assets:
 Cash and cash equivalents                          $   350,793     $237,046
 Marketable securities                                   58,235       49,145
 Receivables, net                                       363,924       69,903
 Deferred tax asset                                      15,665            -
 Inventories and other current assets                    42,529        2,248
                                                    -----------     --------
Total current assets                                    831,146      358,342
Property, plant and equipment, net                       88,304        5,169
Intangible assets, net                                9,656,852       18,929
Marketable securities and other investments             224,568       74,814
Other assets                                             22,553        9,917
                                                    -----------     --------

Total assets                                        $10,823,423     $467,171
                                                    ===========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses              $   215,901     $ 41,004
 Note payable and current portion of
  capital lease obligations                               3,521            -
 Current portion of deferred revenue                    301,045        3,421
                                                    -----------     --------
Total current liabilities                               520,467       44,425
Deferred tax liability                                1,429,882       34,801
Capital lease obligations and long-term debt            661,969            -
Deferred revenue, less current portion                   62,135          268
Other liabilities                                         7,150        2,020

Stockholders' equity:
 Common stock, $.01 par value                             4,128        2,105
 Additional paid-in capital                           8,253,199      333,667
 (Accumulated deficit) retained earnings                (46,027)      40,857
 Accumulated other comprehensive
  income, net of tax                                     38,471       37,467
 Unearned compensation                                  (79,512)           -
 Treasury stock, at cost                                (28,439)     (28,439)
                                                    -----------     --------
Total stockholders' equity                            8,141,820      385,657
                                                    -----------     --------

Total liabilities and stockholders' equity          $10,823,423     $467,171
                                                    ===========     ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                   (In thousands, except per share amounts)

                                            Three Months Ended       Six Months Ended
                                              September 30,            September 30,
                                          ---------------------   --------------------
                                             2000        1999       2000        1999
                                          ---------    --------   --------    --------
Revenues                                  $ 309,821    $ 48,301   $373,051    $ 93,389
Operating expenses:
 Operating expenses, excluding stock
  compensation and depreciation
  and amortization                          216,401      25,786    243,204      50,524
 Stock compensation                           8,593           -      8,593           -
 Depreciation and amortization              206,561       1,307    207,978       2,702
                                          ---------    --------   --------    --------
                                            431,555      27,093    459,775      53,226
                                          ---------    --------   --------    --------
Operating (loss) income                    (121,734)     21,208    (86,724)     40,163
Interest expense                            (11,790)          -    (11,790)          -
Other income, net                             2,551       3,432      7,184       6,177
                                          ---------    --------   --------    --------
(Loss) income before income taxes          (130,973)     24,640    (91,330)     46,340
(Benefit) provision for income taxes        (15,150)      8,221     (4,446)     15,481
                                          ---------    --------   --------    --------
Net (loss) income                         $(115,823)   $ 16,419   $(86,884)   $ 30,859
                                          =========    ========   ========    ========


(Loss) earnings per share:
 Basic                                       $(0.30)      $0.08     $(0.29)      $0.15
                                          =========    ========   ========    ========
 Diluted                                     $(0.30)      $0.07     $(0.29)      $0.13
                                          =========    ========   ========    ========

Weighted average shares
 outstanding                                385,418     205,888    296,909     204,522
Dilutive effect of:
 Stock options                                    -      40,069          -      39,742
 Warrants                                         -          87          -          52
                                          ---------    --------   --------    --------
Weighted average shares
 outstanding, assuming dilution             385,418     246,044    296,909     244,316
                                          =========    ========   ========    ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (In thousands)

                                                                  Six Months Ended
                                                                    September 30,
                                                               2000             1999
                                                            ---------         --------
Cash flows from operating activities:
Net (loss) income                                           $ (86,884)        $ 30,859
Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
  Depreciation and amortization                               207,978            2,702
  Deferred income taxes                                       (45,303)          (4,158)
  Tax benefit associated with stock options                    29,000           16,370
  Stock compensation expense                                    8,593                -
  Changes in operating assets and liabilities,
   net of the effect of acquisitions:
    Receivables                                                (9,494)          (1,263)
    Inventories and other assets                                3,091           (2,431)
    Accounts payable, accrued expenses
     and other liabilities                                    (42,443)            (443)
    Deferred revenue                                           12,926           11,339
                                                            ---------         --------
Net cash provided by operating activities                      77,464           52,975
                                                            ---------         --------

Cash flows from investing activities:
 Investments and acquisitions                                 (30,735)         (10,928)
 Cash acquired in acquisitions                                100,033                -
 Additions to property, plant and equipment                   (10,455)          (2,173)
 Additions to intangible assets                                (5,488)          (2,428)
 Net purchases of marketable securities                        (7,171)         (61,520)
                                                            ---------         --------
Net cash provided by (used in) investing activities            46,184          (77,049)
                                                            ---------         --------

Cash flows from financing activities:
 Borrowings under bank credit facilities                      313,448                -
 Repayment of senior subordinated notes                      (331,864)               -
 Repayment of note payable and capital
  lease obligations                                              (713)               -
 Issuance of common stock                                      17,296           43,841
 Other                                                         (7,849)               -
                                                            ---------         --------
Net cash (used in) provided by financing activities            (9,682)          43,841
                                                            ---------         --------

Effect of exchange rate changes on cash and
 cash equivalents                                                (219)              67
                                                            ---------         --------
Net increase in cash and cash equivalents                     113,747           19,834
Cash and cash equivalents at beginning of period              237,046          185,723
Adjustment for change in SoftBook Press, Inc. year end              -           (2,162)
                                                            ---------         --------
Cash and cash equivalents at end of period                  $ 350,793         $203,395
                                                            =========         ========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                              SEPTEMBER 30, 2000


1.   Organization and Basis of Presentation

     Gemstar-TV Guide International, Inc. ("Gemstar" or the "Company") is a leading global technology and media company focused on consumer entertainment. On July 12, 2000, the Company completed its merger with TV Guide, Inc. ("TV Guide"). The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide from July 12, 2000. Due to purchase accounting, the results of operations for the three and six-month periods ended September 30, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA (operating income before stock compensation expense and depreciation and amortization).

     The Company has four major business sectors: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technology; the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services, content sales and e-commerce on the Company's proprietary technologies and platforms; the Media and Services Sector, which operates TV Guide magazine, TV Guide Channel and other television media properties, and which includes the media sales group that services all of the Company's media platforms; and the Investments and Holdings Sector, which operates a variety of non-core businesses and start-up operations. The Company's business sectors represent strategic business units that offer different products and services and compete in different industries.

     The accompanying interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its results of operations and cash flows for such periods. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year.

     Certain financial statement items for prior periods have been reclassified to conform to the 2000 presentation.

     These consolidated financial statements should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

2.   Segment Information

     Effective July 12, 2000, the Company restructured its businesses into four groups for financial reporting purposes: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technology (the Company's technology includes the VCR Plus+ system, the interactive program guide ("IPG") marketed under the GUIDE Plus+ and TV Guide Interactive brands and the electronic book ("eBook")); the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services, content sales and e-commerce on the Company's proprietary technologies and platforms; the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, and other television media properties, as well as a media sales group that services all of the Company's media platforms; and the Investments and Holdings Sector, which operates a variety of non-core businesses including the start-up Television Games Network. Segment information reported in prior years has been reclassified to conform with the current year presentation.

     The Company's reportable segments are strategic business units that offer different products and services and compete in different industries. The reportable segments are measured based on EBITDA (operating income before stock compensation expense and depreciation and amortization). Eliminations include inter-segment revenues and expenses. The Company accounts for inter-segment sales as if the sales were made to third parties at market prices. Assets of the reportable segments are not relevant for management of the businesses nor for disclosure.

     Segment information for each of the three and six-month periods ended September 30, 2000 and 1999 is as follows (in thousands):

                                        Three Months Ended        Six Months Ended
                                           September 30,            September 30,
                                        2000 (1)       1999      2000 (1)       1999
                                       --------     -------     --------    --------
Technology and Licensing Sector:
 Revenues                             $  62,460     $45,839    $ 120,617    $ 87,649
 Expenses (2)                            21,669      17,684       40,031      33,981
                                      ---------     -------    ---------    --------
 EBITDA (3)                           $  40,791     $28,155    $  80,586    $ 53,668
                                      =========     =======    =========    ========

Interactive Platform Sector:
 Revenues                             $   6,554     $   449    $   9,363    $    706
 Expenses (2)                            17,784       7,248       25,979      13,242
                                      ---------     -------    ---------    --------
 EBITDA (3)                           $ (11,230)    $(6,799)   $ (16,616)   $(12,536)
                                      =========     =======    =========    ========

Media and Services Sector:
 Revenues                             $ 153,862     $     -    $ 153,862    $      -
 Expenses  (2)                          107,732           -      107,732           -
                                      ---------     -------    ---------    --------
 EBITDA (3)                           $  46,130     $     -    $  46,130    $      -
                                      =========     =======    =========    ========

Investments and Holdings Sector:
 Revenues                             $  88,631     $ 2,013    $  90,895    $  5,034
 Expenses (2)                            70,902         854       71,148       3,301
                                      ---------     -------    ---------    --------
 EBITDA (3)                           $  17,729     $ 1,159    $  19,747    $  1,733
                                      =========     =======    =========    ========

Consolidated (after eliminations)
 Revenues                             $ 309,821     $48,301    $ 373,051    $ 93,389
 Expenses (2)                           216,401      25,786      243,204      50,524
                                      ---------     -------    ---------    --------
 EBITDA (3)                              93,420      22,515      129,847      42,865
 Stock compensation                      (8,593)          -       (8,593)          -
 Depreciation and amortization         (206,561)     (1,307)    (207,978)     (2,702)
 Interet expense                        (11,790)          -      (11,790)          -
 Other income, net                        2,551       3,432        7,184       6,177
                                      ---------     -------    ---------    --------
 (Loss) income before income taxes    $(130,973)    $24,640    $ (91,330)   $ 46,340
                                      =========     =======    =========    ========

(1) Effective July 12, 2000, the Company's consolidated operating results include the operating results of TV Guide, Inc. TV Guide was acquired in a transaction accounted for as a purchase.

(2) Expenses means operating expenses, excluding stock compensation and depreciation and amortization.

(3) EBITDA means operating income before noncash stock compensation expense and depreciation and amortization. Due to purchase accounting related to the Company's merger wtih TV Guide on July 12, 2000, the results of operations for the three and six-month periods ended September 30, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

3.   Investments and Acquisitions

     eBook Acquisitions

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

     TV Guide Transaction

     On July 12, 2000, the Company acquired all of the outstanding common stock of TV Guide, Inc. by issuing 0.6573 shares of Gemstar common stock for each share of TV Guide Class A and B common stock outstanding, or approximately 200 million shares of Gemstar common stock. The TV Guide Transaction was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide from July 12, 2000.

     The purchase price for the TV Guide Transaction was $7.9 billion, consisting of the shares of Gemstar common stock issued to the TV Guide stockholders at $38.21 per share, the average market price of the Company's common stock for a few days before and after the agreement on the TV Guide Transaction was reached and announced, and certain transaction costs.

     The purchase price was allocated to identifiable tangible and intangible assets and liabilities as follows, with the excess of the purchase price over such identifiable assets and liabilities allocated to goodwill (in thousands).

         Assets:
          Current assets                      $  452,455
          Property, plant and equipment           80,404
          Intangible assets                    9,820,460
          Other assets                           157,092
                                              ----------
                                              10,510,411

         Liabilities:
          Current liabilities                    573,889
          Deferred tax liability               1,445,335
          Other long-term liabilities            687,602
                                              ----------
                                               7,803,585
         Unearned compensation                    88,105
                                              ----------
         Net purchase price                   $7,891,690
                                              ==========

     Intangible assets relating to the TV Guide Transaction are comprised of the following amounts and lives (in thousands):

         Customer subscriber lists      $  689,000    3-5 years
         Contracts                       1,942,000   5-10 years
         Trademarks and patents            811,000   5-40 years
         Publishing rights                 340,000     15 years
         Goodwill                        6,038,460   5-15 years

     The above allocation of purchase price and the lives assigned to the assets are based on preliminary information. The Company, with the assistance of valuation consultants, is in the process of evaluating the fair value and the lives of the assets acquired, and the final evaluation could differ significantly from the amounts used in the September 30, 2000 consolidated financial statements. Accordingly, the allocation of the purchase price and the establishment of the lives of the assets acquired, which are based on preliminary information, may differ from the final allocation and the final lives assigned to the assets, and such differences could be material to the results of operations of the Company.

     The following unaudited pro forma financial information reflects the Company's results of operations for the six months ended September 30, 2000 and 1999 as though the TV Guide Transaction had been completed as of April 1, 1999 (in thousands, except per share amounts):

                                                  2000         1999
                                               ---------    ---------
         Revenues                              $ 686,917    $ 688,637
         Net loss                               (288,041)    (298,221)
         Basic and diluted loss per share          (0.70)       (0.74)

4.  Credit Arrangements

     TV Guide has a $300 million six-year revolving credit facility expiring in February, 2005 and a $300 million 364-day revolving credit facility expiring in February, 2001 with a group of banks. Borrowings under the credit facilities bear interest (7.7% at September 30, 2000) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facilities. The credit facilities are subject to prepayment or reduction at any time without penalty. As of September 30, 2000, TV Guide had available borrowing capacity under the six-year revolving credit facility of approximately $16.3 million and no available borrowing capacity under the 364-day revolving credit facility. Any outstanding borrowings under the 364-day revolving credit facility on February 24, 2001 convert to a four-year amortizing term loan. In addition, TV Guide has outstanding as of September 30, 2000, $71.4 million in 8 1/8% senior subordinated notes due 2009.

     The indenture for the notes and TV Guide's bank credit facilities impose certain operating and financial restrictions on the Company. These restrictions include the designation of certain of TV Guide's subsidiaries as "restricted" for certain financing and operating matters which may significantly limit the ability of the Company to execute transactions, including the transfer of cash, between subsidiaries in the restricted group and subsidiaries in the unrestricted group or to transfer cash upstream to Gemstar. The subsidiaries in the unrestricted group are not subject to certain covenants in the indenture for the notes and may incur indebtedness, grant liens on their assets and sell all or a portion of their assets, among other things, without complying with the restrictions in the indenture.

     On September 15, 2000, the Company repurchased for cash $328.6 million of its outstanding $400 million in 8 1/8% senior subordinated notes at 101% of the principal amount of the notes plus accrued interest. The offer to repurchase the notes was required pursuant to the terms of the indenture governing the notes as a result of the change in control of TV Guide by reason of its acquisition by Gemstar. The repurchase was funded through a combination of available cash and borrowings under the bank credit facilities.

5.   Legal Proceedings

     On May 17, 1997, StarSight Telecast, Inc. ("StarSight"), a wholly owned subsidiary, filed a Demand for Arbitration with the American Arbitration Association in San Francisco, California, and by such action commenced an arbitration action against General Instrument Corporation ("GI"). The claims in the arbitration center upon GI's alleged delay in deploying StarSight-capable set-top boxes and GI's development of a competing interactive program guide which allegedly uses StarSight patented technology, confidential information and technical information in violation of a License and Technical Assistance Agreement executed by the parties on October 1, 1992. The arbitration is bifurcated into two phases. The first phase generally covers issues related to GI's manufacture and sale of analog cable set-top boxes, while the second phase generally covers issues related to GI's manufacture and sale of digital cable and satellite set-top boxes as well as StarSight's claim for brand damages. In October 1999, in connection with the first phase, the Arbitration Panel issued a ruling against GI in favor of StarSight. In general, the Arbitration Panel ruled that GI breached its contract with StarSight pertaining to electronic program guides incorporated in GI analog set-top boxes and misappropriated StarSight's trade secrets. In March 2000, the Arbitration Panel provided the Company with its findings of liability and damages for Phase I. The second phase of the arbitration, focusing on digital set-top boxes, was scheduled to proceed in October 2000.

     On May 9, 2000, GI filed an action in the U.S. District Court for the Eastern District of Pennsylvania under the Federal Arbitration Act seeking to vacate or modify the Phase I arbitration award in favor of StarSight on the grounds that the

Arbitration Panel allegedly exceeded the scope of its authority and/or allegedly disregarded the law in issuing its award. On June 12, 2000, StarSight answered GI's complaint and counter-claimed for confirmation of the award and the issuance of a judgment in its favor. StarSight also moved to transfer this action to the U.S. District Court for the Northern District of California. StarSight's motion to transfer was granted and the case was transferred to the U.S. District Court for the Northern District of California.

     On November 30, 1998, the Company filed a patent infringement action against GI in the U.S. District Court for the Northern District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendant's interactive program guide. On December 23, 1998, the Company filed a motion with the Judicial Panel on Multi-District Litigation requesting that this case be consolidated with, among others, the Pioneer and Scientific-Atlanta cases hereinafter described and transferred to a single court through the discovery phase of these cases. A hearing on the motion was held and in April 1999, the Judicial Panel ordered that the GI, Pioneer and Scientific-Atlanta federal lawsuits pending outside the Northern District of Georgia be transferred to the Northern District of Georgia for coordinated or consolidated pretrial proceedings with the action pending in that district (the "MDL Transfer Order").

     On October 16, 2000, the Company and GI (through its parent, Motorola Inc.) announced that they had entered into a long-term make-and-sell license agreement for Gemstar-TV Guide's interactive program guide ("IPG") technology and patents to interface with Gemstar-TV Guide's IPGs. At the same time, the parties agreed to dismiss all currently pending arbitration and litigation, including each of the GI arbitration and litigation matters described above, each of which has now been dismissed. In connection with the license agreement, the Company received approximately $190 million relating to the settled arbitration and litigation matters as well as future license fees.

     On December 1, 1998, the Company filed a patent infringement action against Pioneer Electronic Corp., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc. (collectively "Pioneer") in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendants' interactive program guide. Pioneer has recently filed a counter-claim in which it alleges the Company violated federal antitrust laws and misused certain patents. This action is subject to the MDL Transfer Order.

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

     On January 21, 1999, Personalized Media Communications, LLC ("PMC") filed an action against StarSight in the U.S. District Court for the Southern District of New York seeking to rescind a patent license agreement between the parties. PMC also seeks recovery of damages for the value of certain services it alleges were performed under the license. In April 1999, StarSight filed a motion to stay the action in the District Court and to compel arbitration pursuant to the agreement. In September 2000, the court stayed the action pending a resolution through arbitration.

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

     On October 23, 2000, StarSight filed a patent infringement suit against EchoStar Communications Corp., EchoStar Satellite Corp. and EchoStar Technology Corp. (collectively "EchoStar") in the United States District Court for the Western District of North Carolina. The suit claims, among other matters, that EchoStar willfully infringed certain StarSight intellectual property by virtue of EchoStar's deployment, marketing, offers to sell and sale of direct broadcast satellite receivers containing an unlicensed interactive program guide and by Echostar's operation of transmission systems to such receivers. StarSight, among other relief, is seeking an injunction and monetary damages.

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

     The State of Illinois (the "State") has asserted that certain uplinking services performed by SpaceCom Systems, Inc. (SpaceCom), now a wholly owned subsidiary, at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that SpaceCom should have collected excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition, the State has assessed penalties and interest on such allegedly due excise taxes. The Company believes it has a reasonable basis for its position and disagrees with the State's position. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, SpaceCom has paid into the Illinois Court certain amounts, which represent the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, SpaceCom filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. SpaceCom filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, SpaceCom received a partial refund of funds paid on February 10, 1997. On March 13, 2000, SpaceCom was awarded complete summary judgment in its favor. On May 5, 2000, the State appealed that judgment to the Illinois Appellate Court, First Judicial District, where the matter is pending.

     On October 4, 1999, a former employee of ODS Technologies, L.P. ("ODS"), now a subsidiary, filed a complaint against ODS in the Los Angeles Superior Court asserting causes of action for breach of contract and declaratory relief relating to the employee's employment agreement with ODS and seeking damages. The trial commenced in November 2000. The Company believes the claims are without merit and is vigorously defending the action in court.

     On October 18, 1999, another former employee of ODS filed a complaint against ODS and TV Guide in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint seeks an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. ODS currently has pending a motion for summary judgment to dismiss the lawsuit. Although discovery has not been completed, the Company believes the claims are without merit and will vigorously defend the action in court.

     On May 3, 2000, a complaint was filed against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc. and a wholly owned subsidiary) and other parties by United Magazine Company, Inc. ("Unimag") and its subsidiaries in the U.S. District Court for the Southern District of New York. The complaint alleges claims against Murdoch Magazines for violation of the Robinson-Patman Act, breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property and trade secrets, tortious destruction of business, breach of confidential relationship and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys' fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution, Inc. as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Tax. Although this lawsuit has just been filed and the claims are preliminary, the Company believes the claims are without merit and will vigorously defend the action in court. The Company has filed a motion to dismiss all of the claims asserted against it.

     During July and August 2000, TV Guide was served with more than twenty class action complaints filed primarily in the United States District Court for the Southern District of New York on behalf of magazine subscribers. The Company has reason to believe that several additional lawsuits of similar legal claims and allegations may possibly be served upon TV Guide. These complaints allege that TV Guide, the Magazine Publishers Association ("MPA"), and twelve other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys' fees and costs. Although these lawsuits have just been filed and the claims are preliminary, the Company believes the claims are without merit and will vigorously defend the action in court.

     The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

6.   Comprehensive Income

     Comprehensive income comprises net income, unrealized holding gains and losses on available-for-sale securities, net of related tax effects, and the equity adjustment from foreign currency translation. Comprehensive income (loss) for the three months ended September 30, 2000 and 1999 was $(123.9) million and $16.7 million, respectively, and for the six months ended September 30, 2000 and 1999 was $(85.9) million and $31.2 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On July 12, 2000, the Company completed its merger with TV Guide. The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide from July 12, 2000. To enhance comparability, certain financial information presented below on the Company's business sectors is presented on a pro forma basis and reflects the merger with TV Guide as though it had occurred on April 1, 1999. Due to purchase accounting, the results of operations for the three and six-month periods ended September 30, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA (operating income before stock compensation expense and depreciation and amortization).

     The Company categorizes its businesses into four groups for financial reporting purposes: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technology (the Company's technology includes the VCR Plus+ system, the interactive program guide ("IPG") marketed under the GUIDE Plus+ and TV Guide Interactive brands and the electronic book ("eBook")); the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services, content sales and e-commerce on the Company's proprietary technologies and platforms; the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, and other television media properties, as well as a media sales group that services all of the Company's media platforms; and the Investments and Holdings Sector, which operates a variety of non-core businesses including the start-up Television Games Network. The Company's business sectors represent strategic business units that offer different products and services and compete in different industries.

     The following table sets forth certain unaudited financial information for the Company during the three months and six months ended September 30, 2000 and 1999. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

                                            Three Months Ended       Six Months Ended
                                              September 30,            September 30,
                                           2000 (1)      1999      2000 (1)      1999
                                          ---------    --------    --------    --------
                                                          (in thousands)
Consolidated revenues                     $ 309,821    $ 48,301    $373,051    $ 93,389
Consolidated operating income (loss)       (121,734)     21,208     (86,724)     40,163
Net cash provided by (used in):
 Operating activities                        67,214       4,643      77,464      52,975
 Investing activities                        60,593     (50,126)     46,184     (77,049)
 Financing activities                       (14,845)     30,984      (9,682)     43,841
Consolidated depreciation and
 amortization                               206,561       1,307     207,978       2,702
Other data - EBITDA (2)                      93,420      22,515     129,847      42,865

(1) Effective July 12, 2000, the Company's consolidated operating results include the operating results of TV Guide. TV Guide was acquired in a transaction accounted for as a purchase.

(2) EBITDA means operating income before noncash stock compensation expense and depreciation and amortization. Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for the three and six-month periods ended September 30, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

Results of Operations

Consolidated

     Revenues for the three months ended September 30, 2000 were $309.8 million, an increase of $261.5 million compared to the same period in 1999. For the six months ended September 30, 2000, revenues were $373.1 million, an increase of $279.7 million over the corresponding 1999 period. The increase in revenues for both the three and six-month periods was primarily due to $243.6 million of additional revenues attributable to TV Guide, which was acquired by the Company on July 12, 2000, coupled with continued growth in worldwide licensing income derived from the Company's proprietary technologies and intellectual property associated with interactive program guides.

     Operating expenses, excluding stock compensation and depreciation and amortization, were $216.4 million for the quarter ended September 30, 2000, an increase of $190.6 million when compared to the same period in 1999. For the six months ended September 30, 2000, operating expenses, excluding stock compensation and depreciation and amortization, were $243.2 million, an increase of $192.7 million over the corresponding 1999 period. The increase in operating expenses for both the three and six-month periods was primarily due to increased operating costs of $189.6 million attributable to TV Guide.

     Stock compensation expense reflects amortization of the portion of the purchase price of TV Guide assigned to unearned compensation expense for unvested TV Guide stock options assumed by the Company in the TV Guide transaction.

     Depreciation and amortization during the second quarter of 2000 was $206.6 million, an increase of $205.3 million compared to the second quarter of 1999. For the six months ended September 30, 2000, depreciation and amortization was $208.0 million, an increase of $205.3 million over the corresponding 1999 period. The increase in depreciation and amortization for both the three and six-month periods was primarily a result of amortization of intangible assets and other depreciation resulting from the acquisition of TV Guide.

     Interest expense was $11.8 million for both the three and six months ended September 30, 2000, respectively, compared to none for the same periods in 1999. The increase in interest expense during both the three and six-month periods was attributable to the assumption of debt and capital lease obligations in the TV Guide transaction.

Pro Forma Results of Operations

     On July 12, 2000, the Company completed its merger with TV Guide. The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide only for periods after July 12, 2000. To enhance comparability, certain financial information below on the Company's business sectors is presented on a pro forma basis and reflects the merger with TV Guide as though it had occurred on April 1, 1999. The Company believes pro forma results represent a better comparative standard for assessing revenues, expenses and EBITDA trends, as the pro forma presentation includes the results of operations of TV Guide for all periods presented.

     The following table sets forth certain unaudited pro forma financial information for the Company as though the merger with TV Guide had occurred on April 1, 1999.


                                        Three Months Ended       Six Months Ended
                                           September 30,           September 30,
                                         2000        1999        2000        1999
                                       --------    --------    --------    --------
                                                      (in thousands)
Technology and Licensing Sector:
  Revenues                             $ 63,033    $ 47,821    $122,108    $ 91,184
  Expenses(1)                            21,961      21,368      43,766      40,601
                                       --------    --------    --------    --------
  EBITDA(2)                            $ 41,072    $ 26,453    $ 78,342    $ 50,583
                                       ========    ========    ========    ========

Interactive Platform Sector:
  Revenues                             $  6,647    $    803    $ 10,060    $  1,458
  Expenses(1)                            18,972      13,321      35,145      25,016
                                       --------    --------    --------    --------
  EBITDA(2)                            $(12,325)   $(12,518)   $(25,085)   $(23,558)
                                       ========    ========    ========    ========

Media and Services Sector:
  Revenues                             $171,794    $174,983    $351,037    $356,103
  Expenses(1)                           122,233     130,872     255,839     264,793
                                       --------    --------    --------    --------
  EBITDA(2)                            $ 49,561    $ 44,111    $ 95,198    $ 91,310
                                       ========    ========    ========    ========

Investments and Holdings Sector:
  Revenues                             $ 98,168    $118,718    $207,436    $241,194
  Expenses(1)                            77,487     100,508     161,339     196,161
                                       --------    --------    --------    --------
  EBITDA(2)                            $ 20,681    $ 18,210    $ 46,097    $ 45,033
                                       ========    ========    ========    ========

Consolidated (after eliminations)
  Revenues                             $337,683    $341,023    $686,917    $688,637
  Expenses(1)                           238,694     264,767     492,365     525,269
                                       --------    --------    --------    --------
  EBITDA(2)                            $ 98,989    $ 76,256    $194,552    $163,368
                                       ========    ========    ========    ========

(1) Expenses means operating expenses, excluding stock compensation and depreciation and amortization.

(2) EBITDA means operating income before noncash stock compensation expense and depreciation and amortization. Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for the three and six-month periods ended September 30, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

     The following discussion of each of the Company's segments is based on the pro forma financial information provided above.

Technology and Licensing Sector - Pro Forma

     The Technology and Licensing Sector is responsible for the development, licensing and protection of intellectual property and proprietary technology. The Company's technology includes the VCR Plus+ system, the interactive program guide ("IPG") marketed under the GUIDE Plus+ and TV Guide Interactive brands and the electronic book ("eBook"). Revenue streams for this sector are composed of technology and licensing fees earned through the provision of technology to service providers and users. Operating expenses are comprised primarily of research and development costs and costs incurred with respect to the creation, protection and licensing of the Company's intellectual property and proprietary technology.

     Pro forma revenues for the three months ended September 30, 2000 were $63.0 million, an increase of $15.2 million, or 32%, compared to the same period in 1999. For the six months ended September 30, 2000, pro forma revenues were $122.1 million, an increase of $30.9 million, or 34%, over the corresponding 1999 period. The increase in pro forma revenues for both the three and six-month periods was primarily due to continued growth in worldwide licensing income derived from the Company's proprietary technologies and intellectual property associated with interactive program guides.

     Pro forma operating expenses, excluding stock compensation and depreciation and amortization, were $22.0 million for the quarter ended September 30, 2000, an increase of $593 thousand, or 3%, when compared to the same period in 1999. For the six months ended September 30, 2000, pro forma operating expenses, excluding stock compensation and depreciation and amortization, were $43.8 million, an increase of $3.2 million, or 8%, over the corresponding 1999 period. The increase in pro forma operating expenses for both the three and six-month periods was primarily due to increased research and development costs associated with interactive program guides and eBooks.

     Margins for these pro forma operating results were 65% for the three-month period in 2000 compared to 55% for the same period in 1999.

Interactive Platform Sector - Pro Forma

     The Interactive Platform Sector owns, operates and derives recurring income from advertising, interactive services, content sales and e-commerce on the Company's proprietary technologies and platforms. Operating expenses are those costs incurred to construct and operate the infrastructure for the delivery of services and advertising to the interactive platforms, media research, and trafficking, tracking and billing advertising.

     Pro forma revenues for the three months ended September 30, 2000 were $6.6 million, an increase of $5.8 million, or 728%, compared to the same period in 1999. For the six months ended September 30, 2000, pro forma revenues were $10.1 million, an increase of $8.6 million, or 590%, over the corresponding 1999 period. The increase in pro forma revenues for both the three and six-month periods was primarily due to revenues derived from the Company's advertising enabled platforms.

     Pro forma operating expenses, excluding stock compensation and depreciation and amortization, were $19.0 million for the quarter ended September 30, 2000, an increase of $5.7 million, or 42%, when compared to the same period in 1999. For the six months ended September 30, 2000, pro forma operating expenses, excluding stock compensation and depreciation and amortization, were $35.1 million, an increase of $10.1 million, or 40%, over the corresponding 1999 period. The increase in pro forma operating expenses for both the three and six-month periods was primarily due to the operating expenses associated with operating an expanding platform base.

Media and Services Sector - Pro Forma

     The Media and Services Sector operates the TV Guide magazines, TV Guide Channel, and other television media properties, as well as a media sales group that services all of the Company's media platforms. Revenues are earned primarily in the form of subscription fees and advertising revenues from the TV Guide magazines and TV Guide Channel. Expenses incurred within this sector are those to develop and distribute the products and services.

     Pro forma revenues for the three months ended September 30, 2000 were $171.8 million, compared to $175.0 million in the same period in 1999. For the six months ended September 30, 2000, pro forma revenues were $351.0 million, compared to $356.1 million in the corresponding 1999 period. The decline in revenues is primarily attributed to a 12% decrease in circulation for the TV Guide magazines, partially offset by an increase in revenues from the TV Guide Channel.

     Pro forma operating expenses, excluding stock compensation and depreciation and amortization, were $122.2 million for the quarter ended September 30, 2000, a decrease of $8.6 million, or 7%, when compared to the same period in 1999. For the six months ended September 30, 2000, pro forma operating expenses, excluding stock compensation and depreciation and amortization, were $255.8 million, a decrease of $9.0 million, or 3%, from the corresponding 1999 period. The decrease in pro forma operating expenses for both the three and six-month periods was primarily due to cost reductions resulting from reduced circulation of the TV Guide magazines coupled with other cost cutting measures.

     Margins for these pro forma operating results were 29% for the three-month period in 2000 compared to 25% for the same period in 1999.

Investments and Holdings Sector - Pro Forma

     The Investments and Holdings Sector operates the Company's other satellite-delivered video services, including Superstar/Netlink Group, LLC, a provider of programming packages to consumers in the C-band industry, UVTV, a distributor of superstations and other distant signal networks to programming service providers and TVG Network, a channel devoted to the horse racing industry. Revenues in this sector are derived primarily from subscription and affiliate fees charged to consumers and distributors of programming packages. Operating expenses consist primarily of programming and distribution costs as well as customer solicitation and servicing costs.

     Pro forma revenues for the three months ended September 30, 2000 were $98.2 million, a decrease of $20.6 million, or 17%, compared to the same period in 1999. For the six months ended September 30, 2000, pro forma revenues were $207.4 million, a decrease of $33.8 million, or 14%, from the corresponding 1999 period. The decrease in pro forma revenues for both the three and six-month periods was primarily due to subscriber declines in the C-band industry coupled with acceleration of those declines resulting from an arrangement with Echostar to actively convert subscribers to Echostar's services. These conversions reduced the Company's gross revenue dollars as well as certain operating expenses reported in this sector. The Company receives commissions and residual royalties as a result of these conversions.

     Pro forma operating expenses, excluding stock compensation and depreciation and amortization, were $77.5 million for the quarter ended September 30, 2000, a decrease of $23.0 million, or 23%, when compared to the same period in 1999. For the six months ended September 30, 2000, pro forma operating expenses, excluding stock compensation and depreciation and amortization, were $161.3 million, a decrease of $34.8 million, or 18%, from the corresponding 1999 period. The decrease in pro forma operating expenses for both the three and six-month periods was primarily due to reduced programming costs and customer management costs resulting from the decline in the C-band market described above.

     Margins for these pro forma operating results were 21% for the three-month period in 2000 compared to 15% for the same period in 1999.

Liquidity and Capital Resources

     For the six months ended September 30, 2000, net cash flows from operating activities were $77.5 million. This cash flow, plus existing cash resources, cash acquired as part of the TV Guide transaction, borrowings of $313.4 million under TV Guide's revolving bank credit facilities and proceeds from the exercise of stock options of $17.3 million were used to fund the Company's repurchase of $331.9 million (purchased at 101% of the principal amount of the notes plus accrued interest) of TV Guide's 8 1/8% senior subordinated notes, capital expenditures of $10.5 million and other investments.

     At September 30, 2000, the Company's cash, cash equivalents and marketable securities classified as current assets aggregated $409.0 million, an increase of $122.8 million from that as of March 31, 2000.

     The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility expiring in February, 2005 and a $300 million 364-day revolving credit facility expiring in February, 2001 with a group of banks.

Borrowings under the credit facilities bear interest (7.7% at September 30, 2000) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facility. The credit facilities are subject to prepayment or reduction at any time without penalty. As of September 30, 2000, TV Guide had available borrowing capacity under the six-year revolving credit facility of $16.3 million and no available borrowing capacity under the 364-day revolving credit facility. Any outstanding borrowings under the 364-day revolving credit facility on February 24, 2001 convert to a four-year amortizing term loan. In addition, TV Guide has outstanding as of September 30, 2000, $71.4 million in 8 1/8% senior subordinated notes due 2009.

     The bank credit facilities and the indenture governing the notes impose significant operating and financial restrictions on the Company. These restrictions may significantly limit or prohibit TV Guide and certain of its subsidiaries from engaging in certain transactions, including the following: borrowing additional money, paying dividends or other distributions to the Company, allowing TV Guide and its restricted subsidiaries to guarantee other debt, limiting the ability of TV Guide and its restricted subsidiaries to make payments to the Company, creating liens on assets, selling assets, entering into transactions with affiliates, and engaging in certain mergers or consolidations. In addition, the indenture limits TV Guide's ability and the ability of restricted subsidiaries to make investments, but only if the credit ratings on the notes fall below certain levels. Although the Company has not assumed these obligations or become subject to their provisions, these restrictions could affect the Company's ability to actively manage its businesses or limit its ability to obtain financing for working capital, capital expenditures, acquisitions and other purposes.

     The Company's ability to meet debt service obligations and specified financial ratios and tests will depend on future performance. The Company's future performance, in turn, will be subject to general economic conditions and to financial, business and other factors affecting operations, many of which are beyond its control. In the event of a default under the bank credit facilities, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and other fees, to be due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events should occur, the Company may not be able to pay such amounts.

     The Company collects in advance a majority of its TV Guide magazine subscription fees, Superstar/Netlink Group subscription fees and certain of its UVTV superstation and TV Guide Channel revenues. As of September 30, 2000, the unearned portion of all prepayments (including non current portion) totaled $363.2 million, of which approximately $253.5 million, or 70%, was attributable to TV Guide magazine and approximately $96.1 million, or 26%, was attributable to Superstar/Netlink Group. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     In April 2000, the Company's Board of Directors authorized a stock repurchase plan to deal with certain elements of the TV Guide merger agreement, among other matters, but no shares have been repurchased pursuant to it, and it is not expected that any shares will be repurchased.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other portions of this report on Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to in the "Certain Factors Affecting Business, Operating Results and Financial Condition" section of the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and the "Risk Factors" section of the Company's Report on Form 8-K/A filed on August 11, 2000. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company's behalf may issue. The Company undertakes no obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide's $300 million six-year revolving credit facility and $300 million 364-day revolving credit facility. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Because the interest rates on the credit facilities are variable, based upon the banks' prime rate or LIBOR, the Company's interest expense and cash flow are impacted by interest rate fluctuations. At September 30, 2000, the Company had $583.7 million in outstanding borrowings under the credit facilities. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $5.8 million in interest expense and a corresponding decrease or increase of $5.8 million in the Company's cash flow.

PART II.  OTHER INFORMATION
---------------------------


ITEM 1.  LEGAL PROCEEDINGS

     See Note 4 to Condensed Consolidated Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

Exhibit
  No.    Exhibit Description
  ---    -------------------

27       Financial Data Schedule (Filed herewith)


     b.  Reports on Form 8-K

     The Company filed a report on Form 8-K on July 24, 2000, which was further amended on August 11, 2000 and September 6, 2000, reporting that it had completed its acquisition of TV Guide, Inc. and containing disclosures relative to that transaction.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Gemstar - TV Guide International, Inc.
                                               (Registrant)


     Date:  November 14, 2000   By:      /s/ Elsie Ma Leung
                                    --------------------------------------
                                           Elsie Ma Leung
                                       Chief Financial Officer