Form 10-KT
period 2000-12-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2001-04-02
CIK 923282

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K
(Mark One)
[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended

                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from April 1, 2000 to December 31, 2000


                        Commission file number 0-24218

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                               95-4782077
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

                               ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 28, 2001, there were 411,236,000 shares of the registrant's Common Stock outstanding. As of February 28, 2001, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $8.3 billion, based on the closing sale price of $45.25 per share as reported by the Nasdaq National Market System. Shares of Common Stock held by officers, directors, and 5% holders have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement related to the 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, are incorporated by reference into Part III of this Form 10-K.

===============================================================================

                                    PART I

ITEM 1. BUSINESS.

Overview

  Gemstar-TV Guide International, Inc. ("Gemstar" or together with its consolidated subsidiaries, the "Company" or "we") is a leading global technology and media company focused on consumer entertainment. The Company has four major business sectors:

  . Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies, including the Company's VCR Plus+ system, the interactive program guides marketed under the GUIDE Plus+(R) and TV Guide(R) Interactive brands and the electronic book ("Gemstar eBook(TM)");

  . Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms;

  . Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, and other television media properties, and which includes a media sales group that services all of the Company's media platforms; and

  . Investments and Holdings Sector, which operates a variety of non-core businesses and start-up operations, including the start-up Television Games Network.

  Our technologies and media properties are primarily directed toward serving the evolving entertainment needs of consumers worldwide, with special emphasis on television-viewing needs. We seek to have our technologies widely licensed, incorporated and accepted as the technologies and systems of choice by consumer electronics manufacturers, service providers (such as owners or operators of cable systems, telephone networks, Internet service providers, direct broadcast satellite providers, wireless systems and other multi-channel video programming distributors), software developers and consumers.

  On July 12, 2000, we acquired TV Guide, Inc. ("TV Guide") in a transaction in which TV Guide became a wholly owned subsidiary of Gemstar. In the transaction, each outstanding share of TV Guide stock was converted into
0.6573 shares of Gemstar common stock and TV Guide ceased to be a publicly traded company.

  With the completion of the TV Guide merger, our television guidance properties reach over 100 million people in the U.S. under the TV Guide brand, one of the most recognized and trusted brands in America. Taken as a whole, the Company's television guidance products serve each of the distinct but equally important needs of the TV viewer. For planning and editorial purposes, the Company's TV Guide Magazine currently reaches over 31.4 million readers each week based on a circulation of nearly 10 million; for video previewing, the TV Guide Channel reaches approximately 50 million households; for navigating through the hundred-plus channel universe of digital television, the Company's interactive program guides, the TV Guide Interactive and GUIDE Plus+ systems, now reach over 10 million homes and are growing rapidly at a rate of tens of thousands new households per day; and for searching, voting and chatting regarding any TV-related issues, TVGUIDE.com, with its 3 million unique monthly users, is one of the most popular entertainment sites on the internet.

 Technology and Licensing Sector

  The Technology and Licensing Sector is responsible for the development, licensing and protection of intellectual property and proprietary technologies, including the interactive program guides marketed under the GUIDE Plus+ and TV Guide Interactive brands, the electronic book ("Gemstar eBook") and the Company's VCR Plus+(R) system. Revenues for this sector are derived primarily from license fees paid by third party licensees for the Company's proprietary technologies and patents primarily related to video recording, interactive program guides and electronic books. Our licensing activities cover multiple industries, including consumer electronics, cable, satellite, Internet appliances, personal computers and publications worldwide. The Technology and Licensing Sector operations include research and development and the creation, protection and licensing of patents and proprietary technologies.

  We possess a large portfolio of technologies and intellectual property necessary to implement interactive program guides (the "Interactive Program Guide Technology" or "IPG") that enable consumers to navigate through, sort, select and record television programming and to perform other functions on their televisions. The Interactive Program Guide Technology has been licensed for, or incorporated into, televisions, VCRs, TV-VCR combination units, cable set-top boxes, integrated satellite receiver decoders, personal computers, PCTVs, Internet appliances and interactive services providing television programming. Our IPG technology and intellectual properties have been licensed to such major companies as AOL/Time Warner, Microsoft, Motorola, AT&T Broadband, Thomson Multimedia, Charter Communications, Comcast Cable Communications, Sony, Matsushita (Panasonic), Philips, Hitachi, JVC and Zenith. We market interactive program guides under the GUIDE Plus+ and TV Guide Interactive brands. In March 2001, we announced that the reach of our interactive program guides had passed the 10 million household mark. We believe that with the increase in programming content and in the number of accessible television channels, the Interactive Program Guide Technology is becoming an increasingly important and ubiquitous tool for assisting consumers in enjoying and enhancing their television experience and will become a portal for a range of services and content displayed on a television screen.

  In early 2000, we entered the electronic book publishing business through the acquisition of the two leading electronic book companies NuvoMedia, Inc., the maker of the Rocket eBook, and SoftBook Press, Inc. the maker of the SoftBook Reader, followed by the acquisition of Les Editions 00h00 (00h00.com, pronounced "zero hour"), the leading European on-line electronic publishing company located in Paris, France and its holding company, Assam S.A. Consistent with our licensing strategy, we license our eBook technology to Thomson Multimedia who manufactures and markets the Gemstar eBook in retail stores, and we plan to expand our licensing activities to other major brands and manufacturers. We derive recurring revenues through the sale of electronic content, and in the future, advertising and other services. The eBook business continues the Company's focus on developing, marketing and licensing proprietary technologies aimed at enhancing the consumer entertainment experience, and leveraging such proprietary technologies to generate additional recurring income. At this time, the Company's eBook business is still in a nascent stage.

  The VCR Plus+(R) system is widely accepted as a de facto industry standard for time-shift recording on VCRs and is currently incorporated into virtually every major brand of VCR sold worldwide. The VCR Plus+ system enables consumers to record a television program by simply entering a PlusCode(R) Number (a proprietary one to eight digit number) into a VCR or television equipped with the VCR Plus+ technology. PlusCode Numbers are printed next to television program listings in over 2,000 publications worldwide, with a combined circulation of over 330 million. VCR Plus+ is licensed through long-term licensing agreements with a large number of VCR manufacturers, including Sony Corporation and Thomson Consumer Electronics, Inc., and is offered internationally in close to 40 countries.

 Interactive Platform Sector

  The Interactive Platform Sector owns, operates and derives revenues from advertising, interactive services and e-commerce on our proprietary interactive platforms, and through revenue sharing under license agreements. Interactive Platform Sector activities include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms; media research; and the trafficking, tracking and billing of advertising. Our rapidly growing interactive program guide platform currently is comprised of television sets and VCR's incorporating the GUIDE Plus+ interactive program guide, digital cable set top boxes incorporating the TV Guide Interactive interactive program guide and the interactive IPG web site www.tvguide.com.

  Our interactive program guides consist of interactive on-screen program listing guides that allow the television viewer to retrieve program listings on demand and to perform various activities to enhance the viewer's television viewing experience. Program listings and detailed descriptions can be viewed by time, channel or category, or the listings can be scanned alphabetically. Other functions offered by our interactive program guides include parental control features, reminder notices to viewers, pay-per-view and video-on-demand integration. As of March 2001, the Company had deployed more than 4 million GUIDE Plus+ IPGs which are incorporated into television sets, and more than 6 million TV Guide Interactive IPGs which are incorporated into digital cable set top boxes, as well as a growing number of IPGs which are incorporated into digital set-top boxes deployed by telco services and those incorporated into tuner cards for use in PCs. As the number of available channels continue to increase through further deployment of digital cable systems, further penetration of direct-to-home satellite services, and introduction of digital terrestrial services, we believe that the navigational functionalities of our interactive program guides will become even more valuable to television viewers.

  We began efforts to sell advertising on our interactive program guide platforms in 2000. Our IPG advertisers today include some of the most coveted marquee names in American product and service marketing, including 20th Century Fox, American Home Products (Advil), AOL, Blockbuster Video, Bristol-Meyers (Excedrin), Century 21, Daimler-Chrysler, Dominos Pizza, Ford, General Motors, Hallmark, MBNA, National Football League, RCA, Sears, Sony, Toyota and The Wall Street Journal as well as almost all the major networks and program providers.

 Media and Services Sector

  The Media and Services Sector operates TV Guide Magazine, with a combined circulation of about 10 million; TV Guide Channel, which reaches about 50 million households; and other television media properties, and also operates a media sales group responsible for selling advertising for the TV Guide magazines, the TV Guide Channel and the interactive program guide platforms. Revenues in this sector are principally composed of subscription fees and advertising revenues of the TV Guide magazines and the TV Guide Channel.

  TV Guide Magazine is the most widely circulated paid weekly magazine in the United States. As of December 31, 2000, TV Guide Magazine had a circulation of approximately 9.9 million copies, which, according to MediaMark Research, Inc. reach over 31.4 million readers each week. We also publish monthly The
Cable Guide, which has approximately 2.8 million subscribers. In addition, our custom publishing unit produces a monthly pay-per-view guide for more than 300 cable systems in the United States.

  The TV Guide Channel offers programming distributors continuously updated on-screen video and text information, which promotes the distributors' programs and provides program schedule information to its subscribers.

 Investments and Holdings Sector

  The Investments and Holdings Sector consists of investments made in other entities and operations which provide direct-to-home satellite services, satellite distribution of video entertainment services and satellite transmission services for private networks. Through Superstar/Netlink Group ("SNG"), of which we own 80%, we market satellite entertainment programming to C-band direct-to-home satellite dish owners in the United States. We market and distribute to cable television systems and other multi-channel video programming distributors WGN (Chicago), KTLA (Los Angeles) and WPIX (New
York), three independent satellite-delivered television "superstations," and five Denver-based television channels--collectively known as "the Denver 5." In addition, we offer programming packages to satellite master antenna television systems. Through ODS Technologies, L.P. ("ODS"), we produce, market and distribute TVG Network, a network focused on the horse racing industry. Our SpaceCom subsidiary provides satellite-delivered point-to-multipoint audio and data transmission services for various customers, including radio programmers, paging network operators, financial information providers, news services and other private business networks.

Strategy

 Overview

  Television viewers today are faced with an increasing array of viewing options. Expansion of analog cable television system capacity has increased the number of available channels in many households to 100 or more. Direct broadcast satellite systems now available in most areas of the U.S. can deliver well over 200 channels. Digital cable systems with digital set top boxes deliver 300 channels or more. In addition, the adoption of digital broadcasting technology and further improvement in compression technologies promise an even greater increase in channel capacity. Further expanding the wealth of consumer viewing choices is the rapid growth in the number of national broadcast and cable networks in the past decade, as well as the widespread availability of premium cable programming and pay-per-view options.

  We believe that the proliferation of television programming choices gives rise to the need for consumer electronics devices, including televisions, VCRs and set top boxes, that go beyond the limited utility offered by printed or passive program listings and provide effective interactive methods of sorting, selecting, scheduling and recording television shows. At the same time, we are mindful that the experience of consumer electronics manufacturers shows that customer tolerance for complex and expensive functionalities in video entertainment devices is extremely limited, and therefore we have been focused on making our IPG technology cost-effective to implement as well as intuitive and easy to use.

  Our objective is to strengthen and further expand the Company's position as a worldwide leader in developing, licensing and earning recurring revenues from proprietary technologies and systems that simplify and enhance consumers' entertainment experiences through new and innovative interactive devices and services related to the delivery of video programming and other entertainment services and information. Key elements of our strategy include the following:

 Develop Solutions that Address Consumer Needs

  We believe that the development of solutions that address consumers' needs for user-friendly video entertainment products is central to the success of the Company's technologies and systems. Due to the complexity of video entertainment devices, consumers typically utilize only a portion of their available features. To appeal to a broad range of consumers, we believe that home video technology enhancements must meet a clear need or deliver a few key benefits, and be intuitive and easy to use. Accordingly, we seek to identify and develop technologies and systems that simplify and enhance consumers' interaction with electronics products and other platforms that deliver video, programming information and other data, thereby providing significant value to consumers. We also believe that the growth in available viewing options has created a critical need for interactive program guides to assist consumers in the sorting, selection, scheduling and recording of programs, much like a browser or a search engine facilitates the location of desired sites on the Internet. Looking to the future, we intend to continue to identify and address emerging consumer interests and needs with value-added technologies. Our entry into the still-nascent electronic book business with the Gemstar eBook platform exemplifies our approach to identifying and pursuing future opportunities for using technology to meet consumers' entertainment needs.

 Grow and Protect Proprietary Solutions

  We believe that significant value lies in the intellectual property we have developed, acquired and incorporated into our technologies and systems. The markets in which the Company operates are extremely competitive, and it is critical to our success that we enhance and protect our competitive advantages, including our intellectual property. Accordingly, one of the Company's key operating objectives is to grow its intellectual property portfolio through the development and acquisition of patents and technologies relevant to it businesses. In addition, the Company has implemented an extensive intellectual property protection program, which includes seeking worldwide patent protection where appropriate. In addition, where the Company believes that others have infringed our intellectual property rights, we have taken appropriate actions, including litigation, to protect our rights. We intend to continue to aggressively protect our intellectual property and other competitive advantages.

 Establish and Maintain Cross-Industry Support

  The successful implementation of our technologies and systems requires us to coordinate the activities of companies in many industries that have not historically worked closely together, including consumer electronics product manufacturers, publishers, broadcasters, satellite service providers and telco, computer, cable and software companies. We have established long-term relationships within these industries and have demonstrated an ability to understand their varying business objectives and coordinate cross-industry efforts. Our VCR Plus+ technology brought together the publishing and the consumer electronics ("CE") manufacturing and retailing business sectors. Our IPG technology links us with the broadcasting, cable and satellite businesses, the CE manufacturing and retailing markets and the advertising sector. Our nascent eBook business connects book publishing and book selling with the CE manufacturing and retailing businesses. We believe that our successes in our VCR Plus+ and IPG businesses testify to our ability to work effectively with disparate industry participants. We believe that our ability to understand the business objectives of different business sectors and to develop win-win solutions leading to a coordinated launch of our new and innovative technologies provides a significant competitive advantage.

 Adapt to Multiple Platforms, Technologies and Systems

  We seek to ensure that our technologies are platform agnostic by rapidly adapting to new and different platforms, technologies and systems through licensing and integration. We have licensed our technologies for inclusion in a broad range of information delivery platforms that includes televisions, VCRs, TV-VCR combination units, digital versatile disk recorders ("DVD Recorders"), cable set-top boxes, integrated satellite receiver decoders, personal computers, television tuner cards for use in PCs, Personal Video Records ("PVRs"), PCTVs, Internet appliances, and electronic book devices. We intend to license our technologies for use on other platforms that we believe may be widely adopted by consumers.

 Pursue Open Licensing Policy to Create De Facto Technology of Choice

  The Company seeks to establish its technologies and systems as worldwide de facto technology of choice. Accordingly, the Company pursues an open licensing policy and provides licenses to others on a non-exclusive basis. For example, the VCR Plus+ system is widely accepted as a de facto technology of choice and is licensed to virtually every major VCR manufacturer. Additionally, the Company has licensed and continues to license its Electronic Program Guide Technology to television manufacturers, cable operators, manufacturers of PCs, manufacturers of PCTV tuner cards, Internet appliances, manufacturers of satellite and digital terrestrial set-top boxes.

  In addition to the Company's VCR Plus+ and Electronic Program Guide technologies, the Company openly licensees its eBook platform technology to manufacturers such as Thomson Multimedia. Additionally, the Company works with various book and periodical publishers to structure agreements paving the way for distribution of their electronic content through a secured pipeline to the Company's eBook platforms.

  The Company intends to continue its open licensing policy in all technology areas and will endeavor to structure its agreements with others in a fashion which meets both the Company's and licensee's objectives.

 Generate Recurring Revenue

  We are pursuing recurring revenue opportunities that arise in connection with the implementation of the Interactive Program Guide Technology. In the future, we expect to be able to strongly expand our revenue sources by augmenting our traditional license revenue business model with one based on recurring revenues from our share of advertising, electronic commerce and in particular television-based commerce both tied to and independent of the electronic program guide. Additionally, we believe that the two-way paging technology currently under development will enable electronic commerce in televisions and create new and significant revenue streams that the Company can share in.

Business Model

  Our strategy enables the creation of a unique business model that allows us to:

  . Establish a worldwide interactive platform with little or no capital expenditures, programming costs or inventory risks;

  . Develop a solid platform for future recurring revenues while simultaneously deriving high-profit-margin revenues through licensing;

  . Compete against market developments with new and innovative technologies;

  .  Leverage our intellectual properties to protect our market position;

  .  Be the center of attention for consumers using digital televisions;

  . Capture a significant portion of new revenue opportunities arising from interactive televisions;

  . Capitalize on and maximize the value of one of the most trusted brands in the United States--TV Guide;

  . Remain at all times economically hedged against the competitive tactics of industry giants through licensing agreements with these very same players such as AOL/Time Warner, Microsoft and Motorola; and

  . Benefit from the strategic support of such strong, global investors and partners as News Corp, Liberty Media and Thomson Multimedia.

  We believe that this unique business model will position us as a strong global player in the burgeoning arena of digital television and digital home entertainment.

Products and Technologies

 Technology and Licensing and Interactive Platform Sectors

  The Technology and Licensing Sector is responsible for the development, licensing and protection of intellectual property and proprietary technology, including the Company's VCR Plus+ system, the interactive program guides marketed under the GUIDE Plus+ and TV Guide Interactive brands and the electronic book marketed under the Gemstar eBook brand. The Interactive Platform Sector owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms.

 Interactive Program Guides

  Interactive program guides incorporating the Company's Interactive Program Guide Technology offer features which enable consumers to navigate through, sort, select, schedule for viewing and record television programming and to perform other television and interactive functionalities. Interactive program guides also allow programmers to continuously disseminate updated program information, offer consumer electronics manufacturers an additional television feature, and provide cable and satellite service providers with an effective tool for marketing their video programming content. We believe that our interactive program guides provide an attractive vehicle for the delivery of advertising and other content to consumers.

  The extent to which features of the Company's Interactive Program Guide Technology are enabled on a specific device in the market is dependent on several factors, including the capabilities of the device itself and the characteristics of the delivery path and hardware of the infrastructure to which the device is connected. The following are major current features of the Interactive Program Guide Technology:

    Program Schedules. Viewers can access an up-to-date and accurate on-screen program listing covering all relevant channels, including over-the-air broadcast, basic cable, premium cable and pay-per-view channels, with future schedule information ranging from one to eight days.


    Program Descriptions. Detailed program descriptions are available to viewers upon request. A program description for a movie, for example, may include the title, year of release, leading actors/actresses, rating, star-rating, plot description, black & white or color, stereo, closed captioning and secondary audio information. Some versions of our technology offer a dynamic program description that is displayed as soon as the user highlights a program title.

    Sorting Functions. Viewers can sort programming by category (such as movies, sports, children's programming), by theme within a category (such as drama, action, horror, within the movie category), and by title.

    Picture-in-Guide. This feature allows a viewer to continue television viewing while using the guide. The consumer has a choice of two modes of operation: unlocked and locked. Under the first mode, when searching the current on-air time slot, the video seen in the picture window changes channels automatically to correspond to the channel the viewer has highlighted in the guide. Under the second mode, the picture window is locked on a selected channel. This mode permits the viewer to continue watching the current program while using the guide to review other program options.

    Tuning by Title. A viewer can, with the push of a button, tune to a selected program that is highlighted on the interactive program guide.

    One Button Recording. This feature allows a viewer to schedule a program for recording using the program listings. Programs can be selected for either one-time or recurring recording. A review screen displays all programs selected for recording.

    One Button Scheduling. A viewer can select programs in advance for "scheduled" viewing. At the appropriate time, this feature will, depending on the particular implementation, display a reminder notice that the selected program is ready for viewing or change channels to the scheduled program. If the television is turned off, some versions of the IPG technology can automatically turn the television on, and then off, after the end of the scheduled program.

    Automatic Clock and Channel Setup. This feature automatically sets the VCR clock and the channel lineup (both broadcast and cable) as soon as the user enters the zip code in which the unit is located.

    Daily/Up to Date News. A viewer can access and query current news, weather and sports information.

    Parental Control. This feature provide parents the capability to block certain specific programs or channels by name or certain types of programs by ratings from being accessed by unauthorized members of the family.

    Pay Per View Integration. Viewers can purchase pay-per-view movies on demand through automatic authorization systems in cable systems where this service is supported or where automatic authorizations are not supported, be provided other purchase information, such as local customer service telephone numbers.

    Messaging. Messaging allows service providers to send messages to their customers. This feature also provides notice of unread messages in the set-top box and allows customers to retrieve, read and delete the messages as desired.

  We currently market and license the Interactive Program Guide Technology to consumer electronics manufacturers and to service providers and manufacturers that supply service providers with cable and satellite set-top boxes. In the consumer electronics sector, the Interactive Program Guide Technology enables licensed manufacturers to enhance the functionality and appeal of their products and to realize additional revenue through premium pricing. In the service provider sector, the Interactive Program Guide Technology enables service providers to market additional services to subscribers. The Interactive Program Guide Technology allows service providers to customize certain elements of the guide for their subscribers and also allows them to upgrade over time the features and services they can offer to their subscribers. The guide is compatible with the service provider's subscription management and pay-per-view operations. Our IPG technology has been licensed to such major companies as AOL/Time Warner, Microsoft, Motorola, AT&T Broadband, Thomson Multimedia, Charter Communications, Comcast Cable Communications, Sony, Matsushita (Panasonic), Philips, Hitachi, JVC and Zenith. We currently have contracts with over 100 cable system operators and telcos.

  Program listings and advertising data is regularly accumulated from our shared listings databases and specialized advertising systems for distribution to our platforms. We use both our internal data operations and external commercial suppliers for program listings data. Advertising data is accumulated and entered by our personnel into specialized advertising systems as specified by our advertising customers. We process and format the program listings and advertising data into proprietary data formats and deliver it via a variety of transmission means, including land-line telephone link, NABTS broadcast and HITS satellite feed. Generally, to populate consumer electronics appliances, the data is fed to our insertion equipment located in network headends, cable headends and broadcast stations for inclusion in the vertical blanking interval of television signals. To populate cable set-top boxes, the data is continuously delivered to local affiliate cable systems for delivery to set-top boxes in subscribers homes via the out-of-band data frequencies of local cable systems.

  In the computer and Internet sector, we have licensed the Interactive Program Guide Technology to Microsoft and AOL. Microsoft has adopted the Interactive Program Guide Technology in their WebTV, Ultimate TV and Windows offerings. In addition, AOL has signed a long-term license agreement with us to use the Interactive Program Guide Technology to develop programming guides for AOL TV. Both Microsoft and AOL have announced expansive plans for distribution of IPG services via television (Microsoft's Web-TV and Ultimate TV, and AOL's AOL-TV) with a number of partners, and the licensed Interactive Program Guide Technology will be used in connection with the services and electronic program guides they will be offering.

 Electronic Book Publishing

  In early 2000, we entered the electronic book ("eBook") business with the acquisition of Softbook Press, Inc. and Nuvo Media Inc., two pioneering companies in the eBook business, and later, Les Editions 00hr00, a leading electronic publisher in Europe. In November, Thomson Multimedia launched Gemstar's eBook devices under the RCA brand in the United States, and Gemstar launched the sale of content for these devices with exclusive rights (some pre-print exclusives, and some electronic format exclusives) to the newest titles from such best-selling authors as Patricia Cornwell, James Patterson, Robert Ludlum, Ken Follett, Ed McBain and others.

  In the United States, sales of books to consumers in 2000 produced revenues of approximately $25 billion, according to the American Association of Publishers. Also in 2000, sales of magazines and newspapers to consumers totaled over $20 billion, accompanied by over $65 billion in advertising sold according to the Newspaper Association of America and the Magazine Publishers of America. Yet, despite the fact that modern electronic communications, including the Internet, begins with written text, the publishing industry, as one of the last holdouts, is generally against widely adopting the electronic format as a viable means of distributing content. This is in spite of the fact that the cost of manufacturing, delivering and warehousing paper books constitutes an overwhelming majority of the cost to a publisher. Moreover, about one out of two books printed in the U.S. is unshipped, returned or destroyed. The reason for the publishing industry's hesitancy is a concern that the electronic format might destroy content value in two distinct, but somewhat related, ways. The first is a concern about large-scale piracy on the Internet. The unauthorized copying and distribution of content has already caused a severe problem in the music industry, where millions of copies of pirated music are shared on the Internet. The second concern is the perception that any content available for distribution and consumption on the Internet should be free, or in any event, is without value. Even if technology provides a secure means of making electronic content available on the Internet, the publishers are faced with the difficult task of pricing electronic content to be distributed on the Internet: a price significantly lower than the paper edition would destroy the value of the paper book sales--which is still their major source of income and profit, and a price comparable to the paper edition would generate little or no sales, making the piracy risk an unjustifiable one regardless of how good the security might be.

  Our eBook solution seeks to address both of these issues. First, the Gemstar eBook System does not utilize the PC or the Internet to distribute content to consumers; and using a proprietary security system, the Gemstar eBook System drastically lowers the risk of content piracy by limiting the damage that can be done even if the encryption scheme is compromised. Second, the Gemstar eBook device is designed specifically for reading. Unlike the PC, PDA and other handheld devices which severely compromise the reading experience, Gemstar eBook devices are aimed at not only matching, but improving, the experience for acquiring and reading books, magazines and newspapers.

  The security associated with distributing electronic content on the Company's secured distribution system has motivated major publishers, including Penguin-Putnam, Warner Books, St. Martins Press, Random House, Simon and Schuster, HarperCollins, and best-selling authors, including Patricia Cornwell, Robert Ludlum, James Patterson and others, to allow first class, first run content to be distributed on the Gemstar eBook System, many under exclusivity arrangements versus other electronic formats, and some with exclusive lead times over even paper editions of the same works. We believe there is a large potential market of serious readers interested in storing, downloading and reading from a variety of selected books, periodicals and newspapers on such user-friendly devices. These serious readers are generally highly educated and successful, and are willing to spend money for content and entertainment (as evidenced by the willingness of such consumers to buy a hardback edition at a price several times higher than the paperback version just to be able to read the book first). We believe that by making our eBook a preferred reading device for these high-demographics consumers, we can help to capture and convert them into customers for the Company's future mobile entertainment devices. These mobile devices will act as an important complement to the Company's strong position in the stationary entertainment segment with its television-based technologies.

 VCR Plus+

  Our first proprietary system, the VCR Plus+(R) system, was introduced in 1990. Since then, our VCR Plus+ technology has been adopted as the standard VCR programming aid by virtually every major consumer electronics manufacturer worldwide. VCR Plus+ is incorporated into VCRs and televisions by licensed consumer electronics manufacturers and enables consumers to record a television program by simply entering a proprietary one to eight digit PlusCode(R) number, via a remote control unit, into a VCR or television set. PlusCode numbers are printed next to television listings in participating newspapers and television program guides. PlusCode numbers are generated through a patented process developed by the Company and are now carried by over 2,000 publications worldwide, including the New York Times, the Los Angeles Times, TV Guide, the Asahi Shimbun (Japan), the Sun (U.K.), the Daily Mirror (U.K.) and the South China Morning Post (Hong Kong).

  We continue to develop and introduce additional features based on the VCR Plus+ technology that manufacturers can license from the Company to enhance the functionality of the VCR Plus+ system. These features include functions that are capable of automating the VCR Plus+ setup procedures, controlling set-top boxes, updating the clock and cable channel lineup information, as well as functions that enhance the functionality of the V-chip parental control system. The VCR Plus+ system and all its attendant enhancement functions are also licensed for incorporation into DVD Recorders.

 Media and Services

  The Media and Services Sector operates TV Guide magazines, TV Guide Channel, and other television media properties, and includes a media sales group that services all of the Company's media platforms.

 TV Guide Magazine

  We publish TV Guide Magazine, the most widely circulated paid weekly magazine in the United States. As of December 31, 2000, TV Guide Magazine had a circulation of approximately 10 million copies that, according to MediaMark Research, Inc. reach over 31.4 million readers each week. We publish over 200 separate digest and ultimate size editions of this magazine weekly, including geographic and cable specific editions. On a monthly basis, we also publish The Cable Guide, which has approximately 2.8 million subscribers. In addition, our custom publishing unit produces a monthly pay-per-view guide for more than 300 cable systems in the United States.

  TV Guide Magazine's circulation is derived from four primary sources: new subscriptions (through insert cards in TV Guide Magazine, direct mail and direct mail agents), subscription renewals, cable television and satellite customer subscriptions and newsstand sales. Recent declines in circulation due to slower new subscriber growth, lower renewal rates and reduced newsstand sales have been partially offset by increased cable television and satellite customer additions. However, the overall declines in circulation may continue and could be significant. TV Guide Magazine had a circulation of 9.9 million at December 31, 2000, compared to 10.8 million and 11.8 million at December 31, 1999 and 1998, respectively. TV Guide Magazine attracts new subscribers to its cable-specific editions through the continued customization of the magazine for regional cable systems and through customer marketing programs in conjunction with the country's largest cable multiple system operators ("MSOs").

  In the year ended December 31, 2000, TV Guide Magazine carried 3,165 total advertising pages. The national feature section, which has traditionally attracted general-appeal category advertisers such as food, drug, automobile, entertainment and packaged goods companies, comprised approximately 42% of such pages. Network and cable tune-in advertising, traditionally included in the listings section, comprised 45% of total advertising pages; and insert advertising represented approximately 13% of such pages. TV Guide Magazine sells advertising principally through an internal advertising sales force, TV Guide Media Sales, which sells advertising on all of the Company's products. Advertisers may purchase pages on either a national or regional basis in accordance with their needs.

  Printed TV Guide Magazine products are outsourced to seven independent commercial printers located throughout the United States. We believe that there is an adequate supply of alternative printing services available to publish TV Guide Magazine at competitive prices should the need arise. The principal raw materials used in the publication of TV Guide Magazine are coated and uncoated paper. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions. TV Guide Magazine's operating performance is largely dependent on the price of coated and uncoated paper. The Company does not hedge against increases in paper costs. Postage for product distribution and direct mail solicitations is also a significant expense to TV Guide Magazine and is subject to increased prices.

  The TV Guide Magazine can be characterized as having two major aspects: the utility aspect consisting of the program listings and descriptions, and the editorial aspect consisting of the editorials. As the number of channels increase, and alternative means of obtaining program information (including superior means such as the IPG) continue to proliferate, the utility aspect of the TV Guide Magazine will lessen in value. On the other hand, the increase in choice in fact increases the need for guidance and recommendations on what to watch, and therefore, the editorial aspect of the TV Guide Magazine will increase in value. The Company plans to follow a strategy which capitalizes on this natural evolution and build the TV Guide Magazine into a valued planning tool to complement the other guidance tools that the Company deploys, all under one trusted brand--TV Guide.

 TV Guide Channel

  The TV Guide Channel offers cable television systems and direct broadcast satellite providers a channel offering that provides continuously updated information which promotes the systems' programs and provides program schedule information to its subscribers. TV Guide Channel generated prime time Nielsen ratings of 0.5 during the fourth quarter of 2000, exceeding Nielsen ratings received by other well-known information networks, such as CNN Headline News Network.

  TV Guide Channel is typically included in a basic package offered by programming distributors to their subscribers. Viewers do not need special equipment (converters or "sidecars") to receive the channel. The screen for TV Guide Channel is divided into two components, with the upper half devoted to video clips promoting upcoming programs and events, entertainment information and advertising while the lower half of the screen contains a scrolling textual guide to upcoming programs. The customized text portion of the screen contains viewing times, channel numbers, network identification, program titles, weather, movie descriptions, program ratings and ordering instructions for pay-per-view services. A programming distributor may choose different promotional strategies for different times of the day and can adjust the rotation of video clips accordingly.

  We will seek to further establish the TV Guide Channel as the premier tool for full-video previews of upcoming television programs as well as behind-the-scene footage and in-depth interviews.

 Investments and Holdings

  The Investments and Holdings Sector of our business provides direct-to-home satellite services, satellite distribution of video entertainment services, and satellite transmission services for private networks.

 Direct-to-Home Satellite Programming Services

  We own approximately 80% of Superstar/Netlink Group ("SNG"). SNG markets satellite entertainment programming to C-band home satellite dish owners in the United States in subscription periods of one, three, six or twelve months. In addition, effective November 2, 1999, SNG began promoting and soliciting orders for direct broadcast satellite entertainment programming on behalf of EchoStar Satellite Corporation ("EchoStar"). In exchange, SNG receives an initial commission for each current or past SNG subscriber who subscribes to the DISH Network and will receive a monthly residual commission over the life of the agreement, which expires on December 31, 2005. This agreement is consistent with the Company's strategy of reducing operational involvement while maximizing profitability in this business, which is declining due to the growth of the newer generation direct broadcast satellite systems and continued cable system expansions. During the year ended December 31, 2000, the number of C-band subscribers in the industry decreased by 27% to approximately 1.2 million subscribers. We expect the decline in the C-band industry to continue and the decline could accelerate significantly with the popularity of direct broadcast satellite services and continued expansion of cable systems. In the Company's case, this anticipated decline may be further accelerated by SNG's agreement with EchoStar.

 Satellite Distribution of Video Entertainment Services

  We market and distribute superstations WGN (Chicago), WPIX (New York) and KTLA (Los Angeles), three of the five independent satellite-delivered television superstations, to cable systems and direct-to-home subscribers, including C-band and direct broadcast satellite. In addition, we market and distribute the Denver 5 services and operate a separate business that sells programming packages to satellite master antenna television (SMATV) systems serving hotels and multi-unit dwellings.


 Interactive Horse-Racing Betting Service

  Through ODS Technologies, L.P., we produce, market and distribute Television Games (TVG) Network, a sports entertainment cable network focused on horse racing with patented, proprietary interactive applications utilizing telephone, on-line virtual private network and digital set-top software developed or in development by the Company. The TVG Network has entered into exclusive and nonexclusive agreements with thirty-seven U.S. horse race tracks to deliver race content to the home and accept wagering from the home.

  TVG Network provides subscriber management services to the National Thoroughbred Racing Association which accepts and processes all subscriber wagering activity in return for a fee based on gross handle and on each transaction. Accounts are currently accepted from Kentucky, Maryland and Oregon only. With increased distribution and expansion of the markets from which accounts are accepted, TVG Network believes that increased fee revenue, network advertising, merchandising and data delivery, home shopping, e-commerce and interactive advertising opportunities may become available.

  TV Games is a nascent business, into which the Company has made, and continues to make, substantial investment. Growth in the business will depend on Federal and state regulations and the distribution and deployment of set top boxes that can facilitate betting activities.

 Satellite Transmission Services for Private Networks

  SpaceCom provides point-to-multipoint satellite distribution of content for various industries throughout North America, including radio programmers, paging network operators, financial information providers, news services and other private business networks. SpaceCom leases two Ku-band satellite transponders and several portions of Ku and C-band transponders, which distribute content up-linked from its teleport facility.

Intellectual Property Rights and Proprietary Information

  The Company operates in an industry where innovation, investment in new ideas and protection of its intellectual property rights are important for success. The Company rigorously protects its innovations and inventions via a variety of means, including but not limited to applying for patent protection internationally and domestically. We believe we have one of the world's most extensive portfolios of intellectual property in the area of interactive program guides, which broadly covers fundamental advances related to interactive program guide information delivery, storage, retrieval, two-way interaction, electronic commerce, and related user interfaces, including those relevant to the new media world of the convergence of the Internet and the television.

  We continue to aggressively develop and file additional patent applications in a variety of areas in addition to the visual technology area, including but not limited to electronic book technology and electronic commerce. The Company currently has over 160 issued U.S. patents in the general area of audio-visual technologies with more than 3,900 claims, and over 195 issued foreign patents. The Company continues to actively pursue a worldwide intellectual property program and currently has over 300 U.S. and over 800 foreign patent applications pending.

  We hold extensive trademark registrations throughout the world and have multiple trademark applications pending for a variety of marks. Marks for which the Company has registrations of applications to register in the U.S. or foreign countries include TV Guide, GUIDE Plus+, TV Guide Interactive, VCR Plus+ (VIDEO Plus+, ShowView and G-CODE in Europe and Asia), PlusCode, Gemstar eBook and TVGuide.com.

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

 Interactive Program Guides

  Competition in the market for the delivery of television program schedule information is intense. There are a number of companies which produce and market television schedule information in various formats and which compete or will compete with the Company's interactive program guide products and services. These alternative formats currently include traditional printed television guides, as well as non-interactive (passive) and interactive on-screen electronic guide services, printed television guides in newspapers and weekly publications, and local cable television guides, many of which are also formats of other of the Company's own products.

  Improvements in software porting and in software substitutability, together with government mandated introduction of so-called Open Cable platforms, will increasingly permit the creation of new guides and their quick placement in set-top boxes--both those purchased from service providers and those purchased at retail. We will take appropriate steps at the appropriate times to ensure that such competing products are either not infringing or are licensed under our patents.

  Many of the Company's competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by the Company. The Company is currently engaged in the development of a variety of enhancements to its interactive program guides. There can be no assurance that any such enhancements developed by the Company would not be found to infringe patents that are currently held or may be issued to others. Patents of third parties may have an important bearing on the Company's ability to offer certain of its products and services. There can be no assurance that the Company is or will be aware of all patents containing claims that may pose a risk of infringement by the Company's products and services. In addition, patent applications in the United States are generally confidential until a patent is issued and so the Company cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of the Company's products or services were to infringe patents held by others, the Company may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. The Company cannot assess the extent to which it may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether the Company would be able to obtain such licenses on commercially reasonable terms. If the Company were unable to obtain such licenses, the Company may not be able to redesign its products or services to avoid infringement.

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

 Electronic Book Publishing

  The market for electronic books is nascent, but there are signs that a number of companies of significant size and strength (such as Microsoft and Hewlett Packard) intend to compete in the field. The Company believes that its eBook devices, which are designed for reading pleasure, its secure eBook content distribution system, which does not depend on the PC or the Internet for content distribution, and its eBook business model, which preserves content value for publishers and authors, are unique and well-designed to compete in this arena.

 VCR Plus+ System

  The Company is aware of no product other than the VCR Plus+ system that allows the user to program a VCR by entering a numerical code. However, several products on the market offer other simplified VCR programming functions and thus compete with the VCR Plus+ system. Such products include on-screen program guides incorporating point-and-click recording capability. In addition, some new products permit consumers to record programs directly from air or cable for later viewing through the use of memory chips and disc drives contained in the devices. Certain of the Company's interactive program guides use the VCR Plus+ system. As a result, licensees of such guides also license the Company's VCR Plus+ technology. To the extent that electronic program guides with recording capability offered by companies other than Gemstar are widely adopted, such guides may reduce the need for VCR Plus+. All electronic program guides, including those that do not have a point-and-click recording feature, may compete with the printed television guides, and may adversely affect the Company's PlusCode Number coverage and publication license income.

 TV Guide Media and Sales

  TV Guide Magazine and TV Guide Channel have the following primary sources of competition: television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; general entertainment and other magazines and television programming focused on television stars and programs; other electronic, interactive and on-line programming guides; and the Company's own program listings guide services. In addition, TV Guide Channel competes with other programming for limited analog cable television system channel slots. This competition has increased and the Company believes will continue to increase as programming distributors recapture analog channels to launch digital services. To date, the impact of channel recapture has not been significant to TV Guide Channel.

Research and Development

  The market for the Company's services and products is subject to rapid and significant changes in technology and frequent new service and product introductions. The Company believes that its future success will depend on its ability to enhance its existing technologies and to introduce new technologies on a competitive basis. Accordingly, the Company will continue to engage in significant research and development activities. The Company's expenditures for research and development, excluding depreciation and amortization, for the nine months ended December 31, 2000 and for the years ended March 31, 2000 and 1999, were $20.1 million, $23.7 million and $21.3 million, respectively. There can be no assurance, however, that the Company will successfully complete the development of any future technology or that such technology will be compatible with, accepted by or incorporated in the technology or products of third parties. Any significant delay or failure to develop new or enhanced technology could have a material adverse effect on the Company.

Regulation

  The satellite transmission, cable and telecommunications industries are subject to federal regulatory conditions, including Federal Communications Commission ("FCC") licensing and other requirements. The industries are also often subject to extensive regulation by local and state authorities. While most cable and telecommunication industry regulations do not apply directly to the Company, they affect programming distributors, the primary customer for the Company's products and services. The Company monitors pending legislation and administrative proceedings to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments within the industry.

  Satellite Home Viewer Improvement Act of 1999. The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") was signed into law November 29, 1999, as part of an appropriations bill. SHVIA impacts the C-band and direct broadcast satellite industry generally with new rules, exemptions and added regulatory requirements, the combined effect of which restrict and may ultimately make uneconomic the up-linking and distribution of distant network stations and superstations to dish owners. While SNG is not a satellite carrier, certain programming sold by SNG, such as Denver 5, is subject to these rules. The Company's Denver 5 service, as a satellite carrier, is subject to the new provisions and rules adopted under SHVIA.

  "Local-Into-Local". SHVIA provides satellite carriers a new compulsory copyright license, which is permanent and royalty-free, for the delivery of local network stations into local markets (defined as the station's DMA and county of license). The Company has no plans to distribute local signals in the C-band markets. Direct broadcast satellite carriers expect to serve the larger television markets only (currently 50 markets in the top 75 markets). The distribution of local signals will enhance direct broadcast carriers' ability to compete with cable and may enhance, subject to the limitations above, the distribution of superstations and distant network stations to direct broadcast satellite subscribers. The availability of local signals to direct broadcast satellite, without corresponding local signals for C-band, may contribute to the ongoing decline of C-band subscribers.

  Interactive Television Matters. On January 18, 2001, the FCC issued a Notice of Inquiry ("NOI") concerning Interactive Television ("ITV"). The NOI raises a series of questions that suggest that cable systems might be regarded as essential, open platforms of spectrum for non-discriminatory third-party use, rather than facilities-based providers competing in a wider market. ITV is a service so new that the FCC has difficulty defining it, but the Commission states that it considers ITV to embrace at least electronic program guides, interactive video content, and supplementary signals that wrap around video and provide additional content or services. The NOI seeks comments on the nature of ITV (e.g., what is it, who will provide it, how will it be provided, what are the business models for its provision), and whether cable systems will be a "superior platform" for the provision of ITV. Although positioned as a Notice of Inquiry (which cannot lead directly to rules), the NOI asks very detailed questions all arising from a common regulatory premise: that cable operations who are affiliated with ITV providers should not be permitted to "discriminate" in favor of their own ITV services with respect to spectrum usage; and that ITV providers affiliated with cable operators may need to be subjected to equivalent rules of non-discrimination so that they may not obtain leverage from any exclusive arrangement they would otherwise negotiate with popular programmers. The outcome of the NOI will determine whether or not a subsequent rulemaking will be held in order to create regulations for the interactive television industry. Any regulation of this industry would have a direct impact on TV Guide Interactive as well as ODS, but at this time, it is too speculative to determine what those rules or their impact may be.

Segment and Geographical Information

  Information regarding the Company's business segments and operations by geographical area is contained in Note 10 of the Notes to Consolidated Financial Statements.

Employees

  As of December 31, 2000, the Company employed approximately 3,000 individuals, of whom approximately 100 were employed outside the United States. The Company's 15 employees in France are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its employee relations to be good.

                      CERTAIN FACTORS AFFECTING BUSINESS,
                   OPERATING RESULTS AND FINANCIAL CONDITION

  This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the United States Securities Act of 1933, as amended, and
Section 21E of the United States Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Such forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below. Such factors, together with the other information in this Form 10-K, should be considered carefully in evaluating an investment in the Company's Common Stock.

 We may experience slower growth and decreased profit margins and require greater capital expenditures.

  Prior to the acquisition of TV Guide, Gemstar experienced significant revenue growth and produced substantial profit margins. Subsequent to the acquisition, while revenues have been greater due to the addition of TV Guide, our profit margins have been lower due to the impacts of the lower margins contributed by the TV Guide businesses. We do not expect to experience, in percentage terms, the rapid revenue growth that we experienced before the merger. We expect that our capital expenditures will be greater than we experienced before the merger due to the capital equipment needs of some of the TV Guide businesses. Because the TV Guide acquisition was accounted for as a purchase, net income will be adversely impacted by the amortization of intangible assets recorded in that transaction.

 We face competition in many areas.

  We face competition from a wide range of other companies in the communications, advertising, media, entertainment, information, Internet services, software and technology fields. The competitive environment could, among other results, require price reductions for our products, require increased spending on marketing and product development, limit our ability to develop new products and services, limit our ability to expand our customer base or even result in attrition in our customer base. These results could negatively impact our operating results.

 New products and rapid technological change may affect our operations.

  The emergence of new consumer entertainment products and technologies, changes in consumer preferences and other factors may limit the life cycle of our technologies and any future products we might develop. Our future operations could be impacted by our ability to identify emerging trends in our markets and to develop and market new products and services that respond to competitive offerings, technological changes and changing consumer preferences in a timely manner and at competitive costs.

 Our interactive program guides may not be accepted by the market.

  The market for our interactive program guides has only recently begun to develop, is rapidly evolving and is increasingly competitive. Demand and market acceptance for our interactive program guides are subject to uncertainty and risk. We cannot predict whether, or how fast, this market will grow or how long it can be sustained. If the market for our interactive program guides develops more slowly than expected or becomes saturated with competitors, our operating results could be adversely impacted.

 Advertising revenues may be impacted by technology, consumer acceptance of our products, competition, adverse economic conditions and seasonality.

  We expect to derive a significant portion of our revenues from the sale of advertising. Our interactive program guides must have the technology to effectively deliver advertising, consumers must accept our products to create a broad advertising base and advertisers must accept our interactive program guides as an effective medium for advertising delivery. We compete with other media for advertising placements, which can result in lower prices and reduction in advertising revenues. Adverse economic conditions can significantly impact an advertiser's ability and willingness to spend additional amounts on advertising generally. Additionally, advertising revenue is subject to seasonal fluctuations.

 Our business may be affected by changes in the consumer electronics market.

  We derive a substantial portion of our revenues from manufacturer license fees for our VCR Plus+ and interactive program guide technologies. Demand for new consumer electronics devices, such as television sets, VCRs, integrated satellite receiver decoders, personal computers and Internet appliances, may be adversely impacted by increasing market saturation, durability of products in the market place, new competing products and alternate consumer entertainment options. Our future operating results are substantially dependent on continued growth in consumer electronics employing our technologies and any decline in sales of consumer electronics products employing our technologies could have an adverse impact on our operating results.

 Reliance on third-party manufacturers may affect licensing revenues.

  We depend on the cooperation of third-party consumer electronics manufacturers to incorporate our technology into their products. We do not manufacture such hardware. Many of our license agreement do not require the inclusion of our technology into any specific number or percentage of units shipped by the licensees, and only a few of these agreements guarantee a minimum licensing fee over their term. Accordingly, we cannot control or predict the number of models or units shipped by any manufacturer employing our technology.

 Dependence on the cooperation of cable systems, television broadcasters, publications and data providers could affect our revenues.

  Program guide and advertising data is delivered to network headends, cable headends, and broadcast stations for inclusion in the vertical blanking interval of television signals and to local affiliate cable systems for delivery to set-top boxes in subscribers homes via the out-of-band frequencies of local cable systems. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements governing certain of these relationships can be maintained on economical terms. Our data broadcast through the vertical blanking interval can be, and has been in certain markets, deleted or modified by some of the local cable systems. No court or agency of authority has yet determined whether such actions are legal. We purchase some of our program guide information from commercial vendors. The quality, accuracy or timeliness of such data may not continue to meet our standards or be acceptable to consumers. Our VCR Plus+ system relies on consumer access to PlusCode numbers through licensed publications. We are dependent on the maintenance and renewal of agreements governing the PlusCode publications to ensure the distribution of the PlusCodes.

 Seasonality and variability may affect our revenues and results of operations on a quarterly or annual basis.

  Shipments of consumer electronics products tend to be higher in the third and fourth calendar quarters. In addition, manufacturer shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. Newsstand sales of our print products tend to be higher in the first and fourth calendar quarters. This seasonality in newsstand sales contributes to seasonality of advertising sales as the advertising base fluctuates. As a result, we may experience variability in our licensing and advertising revenues.

 Growth of VCR Plus+ revenues may be limited due to full penetration of the product in an increasingly saturated market.

  While VCR Plus+ license fees have increased in each year since Gemstar's inception, future growth of revenues derived from VCR Plus+ may be limited by the fact that virtually all major VCR and television manufacturers have licensed the VCR Plus+ technology and the fact that we have already expanded into most major markets worldwide. Any further growth in VCR Plus+ license revenues will come only from further penetration of increasingly saturated markets. Accordingly, our future success depends to a significant extent upon our ability to develop, market and license emerging and new products and services, including our interactive program guide technologies.

 TV Guide Magazine, which is a significant business, has experienced significant declines in circulation and EBITDA and such declines may continue.

  We provide TV Guide Magazine to households and newsstands and customized monthly program guides to customers of cable and satellite service providers. TV Guide Magazine has seen circulation decline significantly over the past several years. The primary causes of these declines have been the continued effects of increased competition from television listings included in local newspapers, free television listings supplements in Sunday newspapers, electronic program guides and other sources. Declines in TV Guide Magazine's circulation and EBITDA may continue, and the declines could be significant.

 Paper and postal price increases can materially raise our costs associated with the production and delivery of the TV Guide print products, including TV Guide Magazine.

  The price of paper can be a significant factor affecting TV Guide Magazine's operating performance. We do not hedge against increases in paper costs. If paper prices do increase and we cannot pass these costs on to our customers, the increases may have a material adverse effect on us. Postage for product distribution and direct mail solicitations are also a significant, uncontrollable expense to us. Postal rates increased in January 2001 and may increase in the future.

 Our C-band business, which is a significant business, is declining. These declines may accelerate due to competing technologies and the subscriber conversion arrangement with Echostar.

  We market entertainment services to C-band satellite dish owners in the United States through our approximately 80% owned subsidiary, Superstar/Netlink Group. The C-band satellite industry is shrinking generally due to the continued expansion of cable systems and direct broadcast satellite services. C-band satellite dishes are substantially larger and less attractive than direct broadcast satellite dishes, which are small and less obtrusive. Recently enacted legislation may permit direct broadcast satellite programmers to offer more attractive programming than Superstar/Netlink Group. We expect the decline in the C-band industry to continue.

  In November 1999, TV Guide announced an exclusive direct broadcast satellite marketing alliance agreement with EchoStar to convert the existing and inactive C-band customers of Superstar/Netlink Group to the high power (small satellite dish) DISH Network service. Under the conversion process, EchoStar will compensate Superstar/Netlink Group on a per subscriber basis, both upon successful conversion and with residual payments over time. We anticipate that implementation of this agreement will accelerate the subscriber decline in our C-band business.

 Leverage associated with the debt assumed in the TV Guide acquisition may impact our financial operations.

  As of December 31, 2000, we had approximately $640 million of TV Guide long-term debt, which we acquired in the TV Guide merger. TV Guide's debt is significant and could have a number of potential consequences such as: the ability to obtain any necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements and other purposes may be limited; a significant amount of our earnings may be dedicated to the payment of principal and interest on debt and therefore would be unavailable for financing operations and other business activities; the debt level and the covenants contained in the debt instruments could limit flexibility in planning for, or reacting to, changes in business because certain financing options may be limited or prohibited; the degree of leverage may be more than that of competitors, placing us at a competitive disadvantage; and the debt level may make us more vulnerable in the event of a downturn in our business or the economy in general.

 The stock price of Gemstar has been volatile, and such volatility has continued since the merger with TV Guide.

  The market price of Gemstar common stock has historically been volatile. It is likely that the market price of our common stock will continue to be subject to significant fluctuations. We believe that future announcements concerning us, our competitors or our principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimated by analysts, may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of outstanding common stock in the public market could materially adversely affect the market price of our common stock. Further, in recent years the stock market has experienced extreme price fluctuation in equity securities of high technology companies. Such price and volume fluctuations often have been unrelated to the operating performance of those companies. These fluctuations as well as general economic, political and market conditions, such as recessions, international currency fluctuations, or tariffs and other trade barriers, may materially and adversely affect the market price of our common stock.

 Any infringement by us on patent rights of others could result in litigation.

  Patents of third parties may have an important bearing on our ability to offer certain of our products and services. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we plan to offer. We cannot provide assurance that we will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, patent applications in the U.S. are generally confidential until a patent is issued and so we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether the licenses would be available or, if available, whether we would be able to obtain the licenses on commercially reasonable terms. If we were unable to obtain the licenses, we may not be able to redesign our products or services to avoid infringement.

 Dependence on key employees could affect our future success.

  We are dependent on certain key members of our management, operations and development staff, including Henry C. Yuen, our Chief Executive Officer, the loss of whose services could have a material adverse effect on Gemstar. Although we have employment contracts with certain such key employees, such employment contracts would generally not restrict the employee's ability to leave Gemstar. Furthermore, recruiting and retaining additional qualified engineering, marketing, and operations personnel will be critical to our success. In addition, we may not be able to recruit or retain such personnel on acceptable terms. Failure to attract and retain key personnel could have a material adverse effect on our business, operating results and financial condition.

 Our corporate governance structure is unusual and requires stockholders and directors to meet specified voting requirements before taking certain actions.

  There is no assurance that the arrangements contained in our certificate of incorporation or bylaws will prove to be a successful model for managing our company.

  Our bylaws provide that Henry C. Yuen is Chairman of the Board (so long as he is a director) and Chief Executive Officer until July 2005 unless he dies, resigns or is terminated for disability or for cause in accordance with his employment agreement. This bylaw requirement can only be changed with the approval of nine of the twelve members of the board of directors or by the affirmative vote of 66 2/3% or more of the voting power of our common stock. It may be difficult for any such amendment to the bylaws to be made, however, because:

Mr. Yuen is entitled to select six members of the board of directors; and Liberty Media Corporation and The News Corporation Limited (who collectively beneficially own approximately 43% of our outstanding common stock) have agreed to vote their shares of our common stock for, or to use their best efforts to cause their respective designees on the board of directors to vote for, the election of Mr. Yuen as a director, the appointment of Mr. Yuen as Chairman of the Board and Chief Executive Officer and the election of five other designees of Mr. Yuen as directors. Moreover, Liberty Media Corporation and The News Corporation Limited, if they voted together, would also be able to prevent us from taking such actions. Liberty Media Corporation and The News Corporation Limited have entered into an agreement pursuant to which The News Corporation Limited will purchase Liberty Media Corporation's common stock in the Company. This transaction has not yet closed pending regulatory approval.

  Our bylaws require approval of seven of the twelve members of the board of directors for certain itemized fundamental decisions. As a result, if all six directors designated by Mr. Yuen or all six directors designated by Liberty and News Corporation vote to oppose any fundamental decision identified in the bylaws, then we will not be able to take such action.

  In addition, our bylaws provide that, except for matters delegated to board committees, matters identified in the bylaws as "fundamental decisions" and matters that require approval by supermajority vote of stockholders, if a matter is brought before the board of directors and if there is a tie vote with respect to such matter, then the exclusive power to approve or disapprove that matter will generally be exercised by the Tie-breaking Committee (of which Mr. Yuen is the sole member) until the earlier of July 2005 and the date Mr. Yuen ceases to be Chief Executive Officer. Thereafter, until the third annual board of directors' meeting following (1) the date Mr. Yuen ceases to be Chief Executive Officer or, if later, (2) July 2005, the TVG Director Committee, the members of which are directors who were designated by TV Guide immediately before the merger or their successors, will generally have the ability to resolve tie votes.

 Our interests may diverge from those of substantial stockholders.

  Liberty Media Corporation, The News Corporation Limited and Henry C. Yuen have significant influence over our business and affairs as a result of the stockholders agreement, their respective beneficial ownership of our common stock, and, in Mr. Yuen's case, his officer positions. Due to the significant value of their respective investments in Gemstar, and Mr. Yuen's role as Chairman and Chief Executive Officer, it is unlikely that their interest would diverge significantly from ours. Nevertheless, investor interests can in some limited circumstances differ from each other and from other corporate interests and it is possible that these significant stockholders with a stake in corporate management may have interests that differ from those of other stockholders and of Gemstar itself.

Forward-Looking Statements

  This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, that are based on the reasonable expectations and beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words "may," "will," "continue," "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to the following: our ability to have our technologies widely licensed, incorporated and accepted as the technologies of choice; with an increase in programming content and number of accessible channels, our Interactive Program Guide Technology will become an increasingly important tool for assisting consumers in enhancing their television experience and will become a portal for a range of services and content displayed on a television screen; the proliferation of television programming choices gives rise to the need for consumer electronics devices, including televisions, VCRs and set top boxes that go beyond the limited utility offered by printed or passive program listings and provide effective interactive methods of sorting, selecting, scheduling and recording television shows; significant value lies in the intellectual property we have developed, acquired and incorporated into our technologies and systems; our ability to work effectively with disparate industry participants and understand the business objective of different business sectors; our ability to license our technologies for use on other platforms that may be widely adopted by consumers; our ability to continue to pursue an open license policy in all technology areas; our ability to expand our revenue sources to include our share of advertising, electronic commerce and television commerce; that our business model will position us as a strong global player in the arena of digital television and digital home entertainment; our interactive program guides provide an attractive vehicle for the delivery of advertising and other content; there is a large potential market for readers interested in storing, downloading and reading from a variety of selected books, periodicals and newspapers on user-friendly devices; our ability to make our eBook a preferred reading device; declines in the circulation of TV Guide Magazine could continue and could be significant; our ability to build TV Guide Magazine into a valued planning tool to complement the other guidance tools that we deploy; our ability to establish TV Guide Channel as the premier tool for previews of upcoming television programs as well as behind-the-scene footage and in-depth interviews, the C-band industry will continue to decline and in our instance that decline could be accelerated due to our arrangement with EchoStar; the belief that with increased distribution of Television Games Network, opportunities may be available to increase fee revenue, network advertising, merchandising and data delivery, home shopping, e-commerce and interactive advertising; growth of Television Games Network will depend on Federal and state regulations and the distribution and deployment of set top boxes that can facilitate betting activities; that we have one of the world's most extensive portfolios of intellectual property in the area of interactive program guides; our intent to aggressively develop and file additional patent applications in a variety of areas; our ability to compete effectively based on the originality of our concepts, the speed at which we can introduce new products, the uniqueness of our designs, the focus of our business approach; the strength of our intellectual property , the extensiveness of our relationships and the quality and innovation of our technologies; that our eBook devices are unique and well-designed to compete in the electronic book market; and that our employee relations are good.

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

ITEM 2. DESCRIPTION OF PROPERTY.

  The Company owns the Chicago International Teleport, a 15-acre satellite traffic and uplink facility located approximately 20 miles south of Chicago. The Teleport operates ten transmit/receive antennas and has the capacity to add many more. These antennas are used to transmit or receive video, audio and data to and from various satellites for the Company and its customers. The Teleport also has 33 receive-only antennas. The Company also operates an uplink in Tulsa, Oklahoma for its TV Guide Channel which allows real-time promotional inserts into the video portion of its service. In addition, the Company leases uplink station facilities in other cities as needed. Information is generally delivered to the uplink transmit station via satellite, dedicated telephone or fiber optic lines and is usually scrambled at the uplink transmit site to avoid unauthorized receipt.

  The Company leases a total of 12 transponders on several different satellites owned and operated by various satellite companies. Lease payments for a single transponder range from $53,000 to $200,000 per month, depending upon the location of the satellite, the satellite's footprint, the date of the lease and the power of the satellite. Certain of the transponder leases are for fixed terms while others have terms through the operational life of the respective satellite. The transponder leases are expected to expire between 2001 and 2005.

  The Company leases approximately 750,000 square feet of office space in various locations in the United States. In addition, the Company leases approximately 30,000 square feet of office space in various locations outside of the United States. The leases have various expiration dates through fiscal year 2010. The Company believes that its facilities are adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes that the Company will be able to secure additional space at reasonable rates.

ITEM 3. LEGAL PROCEEDINGS.

  On May 17, 1997, StarSight Telecast, Inc. ("StarSight"), a wholly owned subsidiary of the Company, filed a Demand for Arbitration with the American Arbitration Association in San Francisco, California, and by such action commenced an arbitration action against General Instrument Corporation ("GI"). The claims in the arbitration center upon GI's alleged delay in deploying StarSight-capable set-top boxes and GI's development of a competing interactive program guide which allegedly uses StarSight patented technology, confidential information and technical information in violation of a License and Technical Assistance Agreement executed by the parties on October 1, 1992. The arbitration was bifurcated into two phases. The first phase generally covered issues related to GI's manufacture and sale of analog cable set-top boxes, while the second phase generally was to cover issues related to GI's manufacture and sale of digital cable and satellite set-top boxes as well as StarSight's claim for brand damages. In October 1999, in connection with the first phase, the Arbitration Panel issued a ruling against GI in favor of StarSight. In general, the Arbitration Panel ruled that GI breached its contract with StarSight pertaining to electronic program guides incorporated in GI analog set-top boxes and misappropriated StarSight's trade secrets. In March 2000, the Arbitration Panel provided the Company with its findings of liability and damages for Phase I. The second phase of the arbitration, focusing on digital set-top boxes, was scheduled to proceed in October 2000. As noted below, this arbitration was resolved via a long term license agreement.

  On May 9, 2000, GI filed an action in the U.S. District Court for the Eastern District of Pennsylvania under the Federal Arbitration Act seeking to vacate or modify the Phase I arbitration award in favor of StarSight on the grounds that the Arbitration Panel allegedly exceeded the scope of its authority and/or allegedly disregarded the law in issuing its award. On June 12, 2000, StarSight answered GI's complaint and counter-claimed for confirmation of the award and the issuance of a judgment in its favor. StarSight also moved to transfer this action to the U.S. District Court for the Northern District of California. StarSight's motion to transfer was granted and the case was transferred to the U.S. District Court for the Northern District of California. As noted below, these actions were subsequently dismissed in connection with the long term license agreement referenced below.

  On November 30, 1998, the Company filed a patent infringement action against GI in the U.S. District Court for the Northern District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendant's interactive program guide. On December 23, 1998, the Company filed a motion with the Judicial Panel on Multi-District Litigation requesting that this case be consolidated with, among others, the Pioneer and Scientific-Atlanta cases hereinafter described and transferred to a single court through the discovery phase of these cases. A hearing on the motion was held and in April 1999, the Judicial Panel ordered that the GI, Pioneer and Scientific-Atlanta federal lawsuits pending outside the Northern District of Georgia be transferred to the Northern District of Georgia for coordinated or consolidated pretrial proceedings with the action pending in that district (the "MDL Transfer Order"). As noted below, the action referenced in this section with respect to GI was dismissed in connection with the long term license agreement referenced below.

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

  On December 1, 1998, the Company filed a patent infringement action against Pioneer Electronic Corp., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc. (collectively "Pioneer") in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendants' interactive program guide. Pioneer has filed a counter-claim in which it alleges the Company violated federal antitrust laws and misused certain patents. This action is subject to the MDL Transfer Order.

  On December 3, 1998, Scientific-Atlanta, Inc. ("SA") filed an action against the Company in the U.S. District Court for the Northern District of Georgia. The action alleges the Company violated federal antitrust laws and misused its patents. SA seeks damages, injunctive relief and a declaration that certain patents are unenforceable, not infringed or invalid. This case is being coordinated with the actions subject to the MDL Transfer Order.

  On December 4, 1998, the Company filed a patent infringement action against SA in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendant's interactive program guide. This action is subject to the MDL Transfer Order.

  On January 21, 1999, Personalized Media Communications, LLC ("PMC") filed an action against StarSight in the U.S. District Court for the Southern District of New York seeking to rescind a patent license agreement between the parties. PMC also seeks recovery of damages for the value of certain services it alleges were performed under the license. In April 1999, StarSight filed a motion to stay the action in the District Court and to compel arbitration pursuant to the agreement. In September 2000, the court stayed the action pending a resolution through arbitration. The parties subsequently dismissed this action in January 2001.

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

  On January 19, 2000, StarSight filed a patent infringement action against TiVo Inc. ("TiVo") in the U.S. District Court for the Northern District of California. The suit claims, among other matters, that TiVo willfully infringed certain StarSight intellectual property by virtue of TiVo's deployment, marketing, offers to sell and sale of personalized video recorder devices containing an unlicensed interactive program guide. StarSight is seeking an injunction and monetary damages. On February 25, 2000, TiVo answered StarSight's Complaint, and also filed counterclaims against the Company and StarSight alleging, among others, that the Company has violated federal antitrust law and the California unfair business practices act. In its counterclaims, TiVo seeks, among other relief, damages and an injunction. The parties are now in pretrial proceedings.

  On October 23, 2000, StarSight filed a patent infringement suit against EchoStar Communications Corp., EchoStar Satellite Corp. and EchoStar Technologies Corp. (collectively "EchoStar") in the United States District Court for the Western District of North Carolina. The suit claims, among other matters, that EchoStar willfully infringed certain StarSight intellectual property by virtue of EchoStar's deployment, marketing, offers to sell and sale of direct broadcast satellite receivers containing an unlicensed interactive program guide and by EchoStar's operation of transmission systems to such receivers. StarSight, among other relief, is seeking an injunction and monetary damages. The parties are now in pretrial proceedings.

  On November 17, 2000, Pioneer Digital Technologies, Inc. filed suit against the Company and various of its subsidiaries in Los Angeles County Superior Court. The suit claims, among other matters, that the Company and certain of its subsidiaries have violated state antitrust and unfair competition laws. The Company has recently moved to stay or in the alternative dismiss this litigation as duplicative of Pioneer's antitrust claims discussed above.

  On December 5, 2000, EchoStar filed an antitrust action against the Company and various of its subsidiaries in the U.S. District Court for the District of Colorado. The action alleges the Company and various of its subsidiaries violated federal and state antitrust laws. EchoStar seeks, among other relief, damages and an injunction. The Company has recently moved to stay, dismiss, or alternatively transfer the case to be heard in connection with the Company's October 23, 2000 action against EchoStar in North Carolina.

  On February 9, 2001, the Company filed four separate patent infringement actions against: (1) Scientific-Atlanta, Inc.; (2) Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc.; (3) SCI Systems, Inc.; and (4) EchoStar Communications Corporation in the United States District Court, Northern District of Georgia. Each of these parties have agreed to answer, move or otherwise respond to the Company's Complaint by April 2, 2001.

  In the Matter of Certain Set-Top Boxes and Components Thereof, United States International Trade Commission, Washington, D.C., Investigation No. 337-TA-454 was initiated by the Company and StarSight ("Complainants") on February 14, 2001, when they filed a Complaint, requesting that the United States International Trade Commission ("ITC") commence an investigation pursuant to
Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. (S) 1337 ("Section 337"), regarding imports of certain set-top boxes and components thereof. The Complaint alleges that Respondents Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., Scientific-Atlanta, Inc., EchoStar Communications Corporation and SCI Systems, Inc. (collectively "Respondents"), are violating
Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or a sale in the United States after importation, of set-top boxes and/or components that infringe, directly, contributorily or by inducement, four patents owned by the Company. The Complaint requests an order excluding from entry into the United States all imported set-top boxes and components that infringe, directly, contributorily or by inducement, any claims of the patents in suit, and directing Respondents to cease and desist from importing, marketing, advertising, demonstrating, warehousing, distributing, selling and/or using set-top boxes or components that so infringe. On March 16, 2001, the ITC instituted the requested investigation. Respondents have not yet answered the Complaint. There are no counterclaims permitted in this case.

  On March 23, 2001, Gemstar Development Corporation, a wholly owned subsidiary of the Company was added as a defendant in the lawsuit of SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., which is currently pending in the United States District Court for the Western District of North Carolina. The original claims brought by SuperGuide Corporation against the defendants in this lawsuit are for patent infringement with respect to three patents (the "SuperGuide Patents"). In 1993, Gemstar Development Corporation received a license to the SuperGuide Patents from SuperGuide Corporation within certain defined fields of use. Defendants asked the Court to join Gemstar Development Corporation to these proceedings as a necessary party. Within the next forty days, SuperGuide Corporation and each of the defendants in this lawsuit will be afforded the opportunity to assert claims against Gemstar Development Corporation, and Gemstar Development Corporation will have the opportunity to respond to those claims, and assert claims of its own. Trial in this matter is currently scheduled for later this year.

  The State of Illinois (the "State") has asserted that certain uplinking services performed by SpaceCom Systems, Inc. (SpaceCom), now a wholly owned subsidiary of the Company, at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. On March 13, 2000, SpaceCom was awarded complete summary judgment in its favor in this matter. On May 5, 2000, the State appealed that judgment to the Illinois Appellate Court, First Judicial District, where the matter is pending. SpaceCom and the State are attempting to negotiate a settlement which would cover the period at issue in the case as well as any potential (as yet unasserted) liability for the taxes through the present.

  On October 18, 1999, a former employee of ODS Technologies, L.P. ("ODS"), and now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint seeks an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. ODS currently has pending a motion for summary judgment to dismiss the lawsuit and the time set by the court to complete discovery now has expired.

  On May 3, 2000, a complaint was filed against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc. and a wholly owned subsidiary of the Company) and other parties by United Magazine Company, Inc. ("Unimag") and its subsidiaries in the U.S. District Court for the Southern District of New York. The complaint alleges claims against Murdoch Magazines for violation of the Robinson-Patman Act, breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property and trade secrets, tortious destruction of business, breach of confidential relationship and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys' fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution, Inc. as a named defendant, (ii) adding six other national distributors as defendants, and
(iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Tax. The Company has filed a motion to dismiss all of the claims asserted against it.

  During July and August 2000, TV Guide was served with more than twenty class action complaints filed primarily in the United States District Court for the Southern District of New York on behalf of magazine subscribers. These complaints, which have been consolidated into a single action, allege that TV Guide, the Magazine Publishers Association ("MPA"), and twelve other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys' fees and costs. Plaintiffs have filed a motion for partial summary judgment which is pending before the Court.

  The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

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

  The following table sets forth the range of high and low sales prices for the Company's Common Stock for the periods indicated and reflects all stock splits effected by the Company:

                                                                   High    Low
                                                                  ------- ------
   Quarter Ended
     March 31, 1999.............................................. $ 18.97 $13.88
     June 30, 1999...............................................   33.81  18.00
     September 30, 1999..........................................   40.56  24.63
     December 31, 1999...........................................   79.50  33.31
     March 31, 2000..............................................  107.44  60.94
     June 30, 2000...............................................   86.06  33.50
     September 30, 2000..........................................   91.63  52.00
     December 31, 2000...........................................   90.00  34.50

  The reported closing sales price of the Company's Common Stock on the Nasdaq Stock Market on February 28, 2001 was $45.25. As of February 28, 2001, there were 411,236,000 shares of the Company's Common Stock outstanding and approximately 600 holders of record.

  The Company has not paid any dividends since its Common Stock began trading on the Nasdaq Stock Market. The Company's Board of Directors has no current plans to pay cash dividends. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

  In July 2000, the Company acquired Assam S.A. and its subsidiary Les Editions 00h00 S.A. in exchange for cash and the issuance of approximately 100,000 shares of the Company's Common Stock. The transaction was a private placement and exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

  The following information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         Nine months ended        Year ended March 31,
                           December 31,    -----------------------------------
                               2000(3)       2000   1999(4)  1998(4)  1997(4)
                         ----------------- -------- -------- -------- --------
                                 (in thousands, except per share data)
Statement of Operations
 Data:
Revenues................    $   731,109    $241,439 $168,166 $126,552 $ 82,997
Operating expenses:
  Operating expenses,
   excluding stock
   compensation and
   depreciation and
   amortization.........        488,939     108,756   80,038   62,185   84,597
  Stock compensation....         18,294         --       --       --       --
  Depreciation and
   amortization.........        443,312       5,863    4,679    4,411    3,958
  Nonrecurring
   expenses(1)..........            --       15,895    1,851   11,713      --
                            -----------    -------- -------- -------- --------
                                950,545     130,514   86,568   78,309   88,555
                            -----------    -------- -------- -------- --------
  Operating (loss)
   income...............       (219,436)    110,925   81,598   48,243   (5,558)
Interest expense........        (24,783)        --       --       --       --
Other income, net.......         15,021      13,688    8,736    7,317    5,161
                            -----------    -------- -------- -------- --------
(Loss) income before
 income taxes...........       (229,198)    124,613   90,334   55,560     (397)
(Benefit) provision for
 income taxes...........        (16,084)     43,296   30,189   20,433    8,369
                            -----------    -------- -------- -------- --------
Net (loss) income.......    $  (213,114)   $ 81,317 $ 60,145 $ 35,127 $ (8,766)
                            ===========    ======== ======== ======== ========
(Loss) earnings per
 share(2):
  Basic.................    $    (0.64)    $   0.40 $   0.30 $   0.18 $  (0.05)
  Diluted...............    $    (0.64)    $   0.33 $   0.26 $   0.17 $  (0.05)
Weighted average shares
 outstanding(2):
  Basic.................        334,804     205,635  198,568  193,020  187,861
  Diluted...............        334,804     247,876  229,182  206,191  187,861

                                                        March 31,
                           December 31,    -----------------------------------
                               2000          2000     1999     1998     1997
                         ----------------- -------- -------- -------- --------
                                            (in thousands)
Balance Sheet Data:
Working capital.........    $   386,177    $313,917 $190,296 $110,395 $ 53,846
Total assets............     10,789,477     467,171  256,979  187,200  131,525
Long-term debt, less
 current portion........        586,485         --       --       --       --
Net stockholders'
 equity.................      8,055,963     385,657  185,160  103,630   53,631

- --------
(1) Nonrecurring expenses for the years ended March 31, 2000 and 1998 consisted of merger related costs incurred as a result of the mergers with NuvoMedia, Inc. and SoftBook Press, Inc. in fiscal year 2000 and with StarSight Telecast, Inc. in fiscal year 1998. Nonrecurring expenses for the year ended March 31, 1999 consisted of costs incurred in defending the Company against a hostile takeover.
(2) All share and per share data has been adjusted for the two-for-one stock splits effected in May 1999 and December 1999.
(3) Effective July 12, 2000, the Company's consolidated operating results include the operating results of TV Guide. TV Guide was acquired in a transaction accounted for as a purchase.
(4) The Company completed mergers with NuvoMedia, Inc. ("NuvoMedia") and SoftBook Press, Inc. ("SoftBook") in January 2000. Both mergers were accounted for under the pooling of interests method and accordingly, the Company's historical consolidated financial statements were restated for all periods through the year ended March 31, 1999 to include the accounts and results of operations of NuvoMedia and SoftBook.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  On July 12, 2000, the Company completed its merger with TV Guide. The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide from July 12, 2000. In addition, on November 28, 2000, the Board of Directors of the Company approved the change of the Company's fiscal year end from March 31 to December
31. As a result, the Company's current fiscal year results are for the nine months ended December 31, 2000. The following discussion of historical operating results compares the nine-month period ended December 31, 2000 to the same period in the prior year. For the previous fiscal year, which ended March 31, 2000, the comparison is for the twelve-month period ended March 31, 2000 to the same period in the prior year.

  The Company completed mergers with two electronic book companies, NuvoMedia, Inc. ("NuvoMedia") and SoftBook Press, Inc. ("SoftBook") in January 2000. Both mergers were accounted for under the pooling of interests method and, accordingly, the Company's historical consolidated financial statements were restated for all periods prior to that date to include the accounts and results of operations of NuvoMedia and SoftBook.

  To enhance comparability, certain financial information presented below on the Company's business sectors is presented on a pro forma basis for the twelve months ended December 31, 2000 compared to the twelve months ended December 31, 1999 and reflects the merger with TV Guide as though it had occurred on January 1, 1999. Due to purchase accounting, the results of operations for the nine-month period ended December 31, 2000, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA (operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses).

  The Company categorizes its businesses into four groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company's technology includes the VCR Plus+ system, the interactive program guide ("IPG") marketed under the GUIDE Plus+ and TV Guide Interactive brands and the electronic book ("eBook")); the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, and other television media properties, and which includes a media sales group that services all of the Company's media platforms; and the Investments and Holdings Sector, which operates a variety of non-core businesses and start-up operations. The Company's business sectors represent strategic business units that offer different products and services and compete in different industries.

  The following table sets forth certain financial information for the Company during the nine months ended December 31, 2000 and 1999 and during the twelve months ended March 31, 2000 and 1999.

                                         Nine Months Ended       Year Ended
                                           December 31,           March 31,
                                        --------------------  ------------------
                                        2000(1)(2)    1999      2000      1999
                                        ----------  --------  --------  --------
                                                   (in thousands)
Statement of Operations Data:
Revenues..............................  $ 731,109   $157,446  $241,439  $168,166
Operating expenses:
  Operating expenses, excluding stock
   compensation and depreciation and
   amortization.......................    488,939     81,728   108,756    80,038
  Stock compensation..................     18,294        --        --        --
  Depreciation and amortization.......    443,312      4,271     5,863     4,679
  Nonrecurring expenses...............        --         --     15,895     1,851
                                        ---------   --------  --------  --------
                                          950,545     85,999   130,514    86,568
                                        ---------   --------  --------  --------
Operating (loss) income...............   (219,436)    71,447   110,925    81,598
Interest expense......................    (24,783)       --        --        --
Other income, net.....................     15,021      9,848    13,688     8,736
                                        ---------   --------  --------  --------
(Loss) income before income taxes.....   (229,198)    81,295   124,613    90,334
(Benefit) provision for income taxes..    (16,084)    27,309    43,296    30,189
                                        ---------   --------  --------  --------
Net (loss) income.....................  $(213,114)  $ 53,986  $ 81,317  $ 60,145
                                        =========   ========  ========  ========
Other Financial Data:
Net cash provided by (used in):
  Operating activities................  $ 312,492   $ 59,800  $ 65,206  $ 51,463
  Investing activities................    (36,724)   (77,486)  (62,453)  (33,958)
  Financing activities................    (24,552)    46,536    50,557    13,881
EBITDA(3).............................    242,170     75,718   132,683    88,128

- --------
(1) Effective July 12, 2000, the Company's consolidated operating results include the operating results of TV Guide. TV Guide was acquired in a transaction accounted for as a purchase.
(2) On November 28, 2000, the Board of Directors of the Company approved the change of the Company's fiscal year end from March 31 to December 31. As a result, the Company's current fiscal year results are for the nine months ended December 31, 2000.
(3) EBITDA means operating income before noncash stock compensation expense, depreciation and amortization and nonrecurring expenses. Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for the nine months ended December 31, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

Results of Operations

Consolidated

Nine months ended December 31, 2000 compared to nine months ended December 31, 1999

  Revenues for the nine months ended December 31, 2000 were $731.1 million, an increase of $573.7 million compared to the same period in 1999. The increase in revenues was primarily due to $527.0 million of additional revenues attributable to TV Guide, which was acquired by the Company on July 12, 2000, coupled with an increase of $40.0 million in worldwide licensing income derived from the Company's proprietary technologies and intellectual property associated principally with interactive program guides and an increase of $9.9 million in advertising on the Company's proprietary platforms. The Company commenced selling advertising on the interactive program guide platform in 1999.

  Operating expenses, excluding stock compensation and depreciation and amortization, were $488.9 million for the nine months ended December 31, 2000, an increase of $407.2 million when compared to the same period in 1999. The increase in operating expenses was primarily due to increased operating costs of $399.6 million attributable to TV Guide coupled with increased costs to operate the advertising enabled interactive program guide platform.

  Stock compensation expense reflects amortization of the portion of the purchase price of TV Guide assigned to unearned compensation expense for unvested TV Guide stock options assumed by the Company in the TV Guide transaction. No similar amortization expense existed in periods prior to the acquisition of TV Guide.

  Depreciation and amortization during the nine-month period was $443.3 million, an increase of $439.0 million compared to the same period in 1999. The increase in depreciation and amortization was a result of amortization of intangible assets and other depreciation resulting from the acquisition of TV Guide.

  Interest expense was $24.8 million for the nine months ended December 31, 2000 compared to none for the same period in 1999. The increase in interest expense was attributable to the assumption of debt and capital lease obligations in the TV Guide transaction. Prior to the acquisition of TV Guide, the Company had no debt.

  Other income, net was $15.0 million for the nine months ended December 31, 2000 compared to $9.8 million for the same period in 1999. The increase in other income, net was due primarily to higher invested cash balances coupled with higher rates of return in 2000 compared to 1999.

  The provision for income taxes as a percentage of income before income taxes was 7% for the nine-month period compared to 34% for the same period in 1999. The decrease in the effective tax rate is primarily due to the 2000 operating results including amortization of non-deductible goodwill recorded as a part of the TV Guide acquisition. In addition, the overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from year to year.

Year ended March 31, 2000 compared to the year ended March 31, 1999

  Revenues for the year ended March 31, 2000 were $241.4 million compared to $168.2 million for the previous year. The increase in revenues of 44% in the fiscal year ended March 31, 2000 was due primarily to the continued growth in worldwide licensing income derived from the Company's proprietary technologies and intellectual property associated with the VCR Plus+ system and the Interactive Program Guide Technology.

  In October 1999, the Company received a favorable ruling by an American Arbitration Association Panel in a breach of contract dispute with General Instrument Corporation ("GI") and in March 2000, the panel provided the Company with its preliminary findings of liability and guidelines for estimating royalties earned for analog set-top boxes shipped by GI containing the Company's proprietary technology under the subject license agreement with GI. The Company recognized as revenue for the year ended March 31, 2000, earned royalties totaling $40 million, for analog set-top boxes shipped by GI containing the Company's proprietary technology. In October, 2000, the Company announced that it had reached an agreement with GI to dismiss all currently pending arbitration and litigation.

  Operating expenses, excluding stock compensation and depreciation and amortization, were $108.8 million for the year ended March 31, 2000, an increase of $28.7 million when compared to the same period in 1999. The increase in operating expenses was due primarily to marketing and support costs associated with the Interactive Program Guide Technology and the electronic book business of NuvoMedia and SoftBook, increased development costs associated with the electronic book business of NuvoMedia and SoftBook, and to a lesser extent, the Interactive Program Guide Technology, and an increase in personnel cost to support the Company's licensing business as well as legal expenses associated with various litigation matters.

  In connection with its mergers with NuvoMedia and SoftBook, the Company recorded non-recurring merger related costs totaling $15.9 million in the year ended March 31, 2000. These costs were comprised of fees for financial advisors, attorneys and accountants, charges for inventory write down and purchase commitment losses and other transaction costs. The Company recorded a nonrecurring charge of $1.9 million in the year ended March 31, 1999, associated with defending the Company against a hostile takeover.

  Other income, net was $13.7 million for the year ended March 31, 2000 compared to $8.7 million for the same period in the prior year. The increase in other income, net was due primarily to higher invested cash balances coupled with higher rates of return in 2000 compared to 1999.

  The provision for income taxes as a percentage of income before income taxes was 35% for the year ended March 31, 2000 compared to 33% for the same period in 1999.

Pro Forma Results of Operations

  On July 12, 2000, the Company completed its merger with TV Guide. The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide only for periods after July 12, 2000. To enhance comparability, certain financial information below on the Company's business sectors is presented on a pro forma basis and reflects the merger with TV Guide as though it had occurred on January 1, 1999. The Company believes pro forma results represent a better comparative standard for assessing revenues, expenses and EBITDA trends, as the pro forma presentation includes the results of operations of TV Guide for all periods presented.

  The following table sets forth certain unaudited pro forma financial information for the Company as though the merger with TV Guide had occurred on January 1, 1999.

                                                         Twelve Months Ended
                                                            December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                                                           (in thousands)
Technology and Licensing Sector
  Revenues............................................. $  280,529  $  206,574
  Expenses(1)..........................................     90,563      83,728
                                                        ----------  ----------
  EBITDA(2)............................................ $  189,966  $  122,846
                                                        ==========  ==========
Interactive Platform Sector
  Revenues............................................. $   23,119  $    3,066
  Expenses(1)..........................................     72,128      48,029
                                                        ----------  ----------
  EBITDA(2)............................................ $  (49,009) $  (44,963)
                                                        ==========  ==========
Media and Services Sector
  Revenues............................................. $  715,867  $  737,087
  Expenses(1)..........................................    512,970     543,296
                                                        ----------  ----------
  EBITDA(2)............................................ $  202,897  $  193,791
                                                        ==========  ==========
Investments and Holdings Sector
  Revenues............................................. $  410,172  $  483,674
  Expenses(1)..........................................    328,313     394,177
                                                        ----------  ----------
  EBITDA(2)............................................ $   81,859  $   89,497
                                                        ==========  ==========
Consolidated (after eliminations)
  Revenues............................................. $1,421,787  $1,427,273
  Expenses(1)..........................................    996,074   1,066,102
                                                        ----------  ----------
  EBITDA(2)............................................ $  425,713  $  361,171
                                                        ==========  ==========

- --------
(1) Expenses means operating expenses, excluding stock compensation, depreciation and amortization and nonrecurring expenses.
(2) EBITDA means operating income before noncash stock compensation expense, depreciation and amortization and nonrecurring expenses. Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for the twelve months ended December 31, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

  The following discussion of each of the Company's segments is based on the pro forma financial information provided above.

Technology and Licensing Sector--Pro Forma

  The Technology and Licensing Sector is responsible for the development, licensing and protection of intellectual property and proprietary technologies. Revenues in this Sector are comprised of license fees paid by third-party licensees for the Company's proprietary technologies and patents primarily related to video recording, interactive program guides and electronic books. The Company's licensing activities cover multiple industries including consumer electronics, cable, satellite, Internet appliances, personal computers, and publications worldwide, with major licensees such as Microsoft, AOL/Time Warner, Motorola, AT&T, Thomson Multimedia, Sony, Matsushita (Panasonic) and others. Sector operations include research and development, and the creation, protection and licensing of patents and proprietary technologies.

  For the twelve months ended December 31, 2000, pro forma revenues for the Technology and Licensing Sector were $280.5 million compared to $206.6 million in the prior year. The increase in revenues for this sector of $73.9 million was attributable to growth in worldwide licensing income derived from the Company's proprietary technologies and intellectual property associated primarily with interactive program guides. During 2000, the Company entered into agreements with new licensees for its technologies and increased the distribution base for its proprietary interactive program guide platforms marketed under the GUIDE Plus+ and TV Guide Interactive brands. In March 2001, the Company announced that the reach of its interactive program guides had passed the 10 million household mark.

  In October of 2000, the Company announced that it had reached an agreement with General Instrument/Motorola to settle outstanding arbitration and litigation proceedings and enter into a long-term licensing agreement. The pro forma revenue amounts include non-recurring revenues of $28.7 million and $18.0 million in the years ended December 31, 2000 and 1999, respectively, related to General Instrument/Motorola. Excluding these amounts, revenues increased by 34% and EBITDA increased by 54%.

  Pro forma expenses in this sector for the twelve months ended December 31, 2000 were $90.6 million compared to $83.7 million in 1999. The increase in expenses is attributable to increased research and development costs associated primarily with incorporating advertising features in the interactive program guides.

Interactive Platform Sector--Pro Forma

  The Interactive Platform Sector owns, operates and derives recurring revenues from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms, and through revenue sharing under license agreements. Sector activities include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms, media research, and trafficking, tracking and billing of advertising. The Company's rapidly growing interactive program guide ("IPG") platform currently is comprised of television sets incorporating the Gemstar GUIDE Plus+(R) IPG and digital cable set top boxes incorporating the TV Guide Interactivesm and StarSight(R) IPGs.

  For the twelve months ended December 31, 2000, pro forma revenues for the Interactive Platform Sector were $23.1 million compared to $3.1 million for the prior year, an increase of 654%. Currently, revenues in this sector are comprised primarily of advertising revenues earned on the Company's proprietary platforms, including the interactive program guides and the online web site, www.tvguide.com. The Company first commenced selling advertising on the interactive program guide platform in 1999. The increase in revenues of this sector of $20.0 million is attributable to the launch of advertising enabled interactive program guides under the TV Guide Interactive brand during 2000 coupled with the increased penetration of such guides into the market place.

  Pro forma expenses for this sector were $72.1 million for the year ended December 31, 2000 compared to $48.0 million for 1999, an increase of 50%. The increase in expenses of $24.1 million is primarily attributable to costs incurred to operate the expanding interactive program guide base, including the newly advertising enabled versions of the interactive program guides.

Media and Services Sector--Pro Forma

  The Media and Services Sector operates the TV Guide(R) magazines, with a combined circulation of about 10 million, and the TV Guide(R) Channel, which reaches about 50 million households. This sector also operates a media sales group responsible for selling advertising for the TV Guide magazines, the TV Guide channel and the IPG platform. Revenues in this sector are principally composed of subscription fees and advertising revenues of the TV Guide magazines and the TV Guide Channel.

  For the twelve months ended December 31, 2000, pro forma revenues for the Media and Services Sector were $715.9 million compared to $737.1 million for the prior year. Revenues in this sector decreased by $21.2 million, primarily due to decreased revenues earned by TV Guide Magazine. TV Guide Magazine continues to face declines in circulation due to slower new subscriber growth, lower renewal rates and reduced newsstand sales. At December 31, 2000, TV Guide Magazine had a circulation of 9.9 million compared to 10.8 million at December 31, 1999. The impacts of the circulation decline on revenue were partially offset by an increase in the newsstand price of TV Guide Magazine coupled with increased advertising revenues earned by TV Guide Channel.

  Pro forma expenses for this sector were $513.0 million compared to $543.3 million for 1999. A significant portion of the expenses in this sector are those attributable to the paper, printing, and postage associated with TV Guide Magazine. The decrease in expenses of $30.3 million in this sector is primarily due to the decrease in circulation of TV Guide Magazine.

  For the twelve months ended December 31, 2000, pro forma EBITDA increased by 5% despite a 3% decline in revenues compared to the prior year.

Investments and Holdings Sector--Pro Forma

  The Investments and Holdings Sector holds investments made in other entities, and operates a variety of non-core businesses and startup operations, including an 80% ownership in Superstar/Netlink Group, a joint venture which markets satellite entertainment programming to C-band direct-to-home satellite dish owners, and UVTV, which distributes "superstations" and other television channels. Revenues in this sector are primarily derived from the Superstar/Netlink Group, and secondarily from UVTV. In addition, this sector continues to invest in the production, marketing and distribution of TV Games Network, an interactive gaming service for the horse racing industry. During the year ended December 31, 2000, approximately $59 million was invested in funding operating losses and capital expenditures for this start-up enterprise.

  For the twelve months ended December 31, 2000, pro forma revenues for the Investments and Holdings Sector were $410.2 million compared to $483.7 million for the prior year. Revenues in this sector decreased by $73.5 million primarily due to the continued decline in the C-band market serviced by Superstar/Netlink Group LLC ("SNG"). During the year ended December 31, 2000, the number of C-band subscribers in the industry decreased by 27% to approximately 1.2 million. SNG's subscriber base incurred similar significant levels of decline. The impacts of the decrease in subscribers for SNG were partially offset by an increase in the price of programming packages sold to consumers coupled with revenues earned from the subscriber conversion agreement with EchoStar Satellite Corporation ("EchoStar").

  On November 2, 1999, SNG signed an agreement with EchoStar whereby SNG promotes and solicits orders for EchoStar's direct broadcast subscription service, the DISH Network. In exchange, SNG receives an initial commission for each current or past SNG subscriber who subscribes to the DISH Network and will receive a monthly residual commission over the life of the agreement. This agreement may result in an acceleration in the decline in the number of SNG subscribers.

  Pro forma expenses in this sector were $328.3 million for the year ended December 31, 2000 compared to $394.2 million in the prior year. A significant portion of the expenses in this sector are those to acquire programming by SNG for programming packages sold to its customers. The decrease in expenses in this sector is primarily attributable to reduced programming expenses associated with the decrease in the number of C-band subscribers.

  For the twelve months ended December 31, 2000, pro forma revenues decreased by 15% and EBITDA decreased by 9%.

Liquidity and Capital Resources

  For the nine months ended December 31, 2000, net cash flows from operating activities were $312.5 million. This cash flow, plus existing cash resources, cash acquired as part of the TV Guide transaction, borrowings of $298.4 million under TV Guide's revolving bank credit facilities and proceeds from the exercise of stock options of $22.3 million were used to fund the Company's repurchase of $331.9 million (purchased at 101% of the principal amount of the notes plus accrued interest) of TV Guide's 8 1/8% senior subordinated notes, investments and acquisitions of $101.3 million, capital expenditures of $23.0 million and other investments.

  At December 31, 2000, the Company's cash, cash equivalents and marketable securities classified as current assets aggregated $551.5 million, an increase of $265.3 million from that as of March 31, 2000.

  The Company's wholly owned subsidiary, TV Guide, had a $300 million six-year revolving credit facility expiring in February, 2005 and a $300 million 364-day revolving credit facility expiring in February 2001 with a group of banks. Borrowings under the credit facilities bear interest (7.7% at December 31, 2000) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facility. The credit facilities are subject to prepayment or reduction at any time without penalty. As of December 31, 2000, TV Guide had available borrowing capacity under the six-year revolving credit facility of $31.2 million and no available borrowing capacity under the 364-day revolving credit facility. The outstanding borrowings under the 364-day revolving credit facility converted to a four-year amortizing term loan on February 24, 2001. In addition, TV Guide had outstanding as of December 31, 2000, $71.4 million in 8 1/8% senior subordinated notes due 2009. During 2001, scheduled debt maturities under the amortizing term loan aggregate $60 million. The bank credit facilities and the indenture governing the notes impose significant operating and financial restrictions on the Company's TV Guide subsidiary. These restrictions may significantly limit or prohibit TV Guide and certain of its subsidiaries from engaging in certain transactions, including the following: borrowing additional money, paying dividends or other distributions to the Company, allowing TV Guide and its restricted subsidiaries to guarantee other debt, limiting the ability of TV Guide and its restricted subsidiaries to make payments to the Company, creating liens on assets, selling assets, entering into transactions with affiliates, and engaging in certain mergers or consolidations. In addition, the indenture limits TV Guide's ability and the ability of restricted subsidiaries to make investments, but only if the credit ratings on the notes fall below certain levels. Although the Company has not assumed these obligations or become subject to their provisions, these restrictions could affect the Company's ability to actively manage its businesses or limit its ability to obtain financing for working capital, capital expenditures, acquisitions and other purposes. TV Guide's ability to meet debt service obligations and specified financial ratios and tests will depend on future performance. TV Guide's future performance, in turn, will be subject to general economic conditions and to financial, business and other factors affecting operations, many of which are beyond its control. In the event of a default under the bank credit facilities, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and other fees, to be due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events should occur, TV Guide may not be able to pay such amounts.

  The Company collects in advance a majority of its TV Guide magazine subscription fees, Superstar/Netlink Group subscription fees and certain of its UVTV superstation and TV Guide Channel revenues. In addition, the Company receives nonrefundable prepaid license fees from certain licensees. As of December 31, 2000, deferred revenue totaled $477.1 million, of which approximately $252.0 million, or 53%, was attributable to TV Guide magazine, approximately $77.5 million, or 16%, was attributable to Superstar/Netlink Group and approximately $139.7 million, or 29%, was attributable to nonrefundable prepaid license fees. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

  The Company does not have any material commitments for capital expenditures. The Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital, capital expenditure and debt requirements in the foreseeable future.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No.
133. As amended by SFAS No. 137, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of this accounting pronouncement did not have a significant impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide's $300 million six-year revolving credit facility and $300 million amortizing term loan. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Because the interest rates on the credit facilities are variable, based upon the banks' prime rate or LIBOR, the Company's interest expense and cash flow are impacted by interest rate fluctuations. At December 31, 2000, the Company had $568.8 million in outstanding borrowings under the credit facilities. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $5.7 million in interest expense and a corresponding decrease or increase of $5.7 million in the Company's operating cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See the Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding this item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding this item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding this item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding this item is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements

  The financial statements listed in the Index to Consolidated Financial Statements on page F-1 are filed as part of this Form 10-K.

  (a)(2) Financial Statement Schedules

  The financial statement schedules listed in the Index to Financial Statement Schedules on page F-1 are filed as part of this Form 10-K.

  (a)(3) Exhibits

  The exhibits listed in the Exhibit Index following the Consolidated Financial Statements are incorporated herein by reference or are filed with this Form 10-K as indicated.

  (b) Reports on Form 8-K

  During the quarter ended December 31, 2000, the Company filed a report on Form 8-K on December 7, 2000 regarding the Company changing its fiscal year end from March 31 to December 31.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GEMSTAR-TV GUIDE INTERNATIONAL, INC.
                                                      (Registrant)

                                                 /s/ Henry C. Yuen
Date: March 28, 2001                      By: _________________________________
                                                      Henry C. Yuen
                                                Chairman of the Board, Chief
                                                      Executive Officer
                                                      and Director
                                              (Principal Executive Officer)

                                                 /s/ Elsie Ma Leung
Date: March 28, 2001                      By: _________________________________
                                                     Elsie Ma Leung
                                            Co-President, Co-Chief Operating
                                                         Officer,
                                          Chief Financial Officer and Director
                                           (Principal Financial and Accounting
                                                         Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Henry C. Yuen             Chairman of the Board, Chief  March 28, 2001
____________________________________  Executive Officer and
           Henry C. Yuen              Director (Principal
                                      Executive Officer)

       /s/ Elsie Ma Leung            Co-President, Co-Chief        March 28, 2001
____________________________________  Operating Officer, Chief
           Elsie Ma Leung             Financial Officer and
                                      Director (Principal
                                      Financial and Accounting
                                      Officer)

     /s/ Robert R. Bennett           Director                      March 27, 2001
____________________________________
         Robert R. Bennett

    /s/ Peter C. Boylan III          Co-President, Co-Chief         April 2, 2001
____________________________________  Operating Officer and
        Peter C. Boylan III           Director

        /s/ Chase Carey              Director                      March 28, 2001
____________________________________
            Chase Carey

     /s/ George F. Carrier           Director                      March 27, 2001
____________________________________
         George F. Carrier

  /s/ Nicholas Donatiello, Jr.       Director                      March 28, 2001
____________________________________
      Nicholas Donatiello, Jr.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/  Joachim Kiener            Co-President, Co-Chief        March 26, 2001
____________________________________  Operating Officer and
           Joachim Kiener             Director

     /s/ Douglas B. Macrae           President and Chief           March 27, 2001
____________________________________  Executive Officer of
         Douglas B. Macrae            VideoGuide, Inc. and
                                      Director

       /s/ James E. Meyer            Director                      March 28, 2001
____________________________________
           James E. Meyer

     /s/ Jonathan B. Orlick          Senior Vice President and     March 28, 2001
____________________________________  Director
         Jonathan B. Orlick

       /s/ J. David Wargo            Director                      March 26, 2001
____________________________________
           J. David Wargo

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................. F-2

Consolidated Balance Sheets as of December 31, 2000 and March 31, 2000.... F-3

Consolidated Statements of Operations for the nine months ended December
 31, 2000 and 1999 (unaudited) and for the years ended March 31, 2000 and
 1999..................................................................... F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income
 (Loss) for the nine months ended December 31, 2000 and for the years ended March 31, 2000 and 1999............................................ F-5

Consolidated Statements of Cash Flows for the nine months ended December
 31, 2000 and 1999 (unaudited) and for the years ended March 31, 2000 and
 1999..................................................................... F-6

Notes to Consolidated Financial Statements................................ F-7

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II--Valuation and Qualifying Accounts............................. F-27

  All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Gemstar-TV Guide International, Inc.

  We have audited the accompanying consolidated balance sheets of Gemstar-TV Guide International, Inc. and subsidiaries as of December 31, 2000 and March 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the nine months ended December 31, 2000 and for the years ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gemstar-TV Guide International, Inc. and subsidiaries as of December 31, 2000 and March 31, 2000, and the results of their operations and their cash flows for the nine months ended December 31, 2000 and for the years ended March 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, California
March 6, 2001

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                          December     March
                                                          31, 2000    31, 2000
                                                         -----------  --------
                         ASSETS
                         ------

Current assets:
  Cash and cash equivalents............................. $   488,046  $237,046
  Marketable securities.................................      63,425    49,145
  Receivables, net......................................     342,904    69,903
  Deferred tax asset....................................      15,969       --
  Other current assets..................................      36,817     2,248
                                                         -----------  --------
    Total current assets................................     947,161   358,342
Property, plant and equipment, net......................      92,382     5,169
Intangible assets, net..................................   9,447,989    18,929
Marketable securities and other investments.............     273,363    74,814
Other assets............................................      28,582     9,917
                                                         -----------  --------
                                                         $10,789,477  $467,171
                                                         ===========  ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses................. $   221,395  $ 41,004
  Note payable and current portion of capital lease
   obligations..........................................      62,674       --
  Current portion of deferred revenue...................     276,915     3,421
                                                         -----------  --------
    Total current liabilities...........................     560,984    44,425
Deferred tax liability..................................   1,375,650    34,801
Capital lease obligations and long-term debt, less
 current portion........................................     586,485       --
Deferred revenue, less current portion..................     200,217       268
Other liabilities.......................................      10,178     2,020

Stockholders' equity:
  Preferred Stock, par value $.01 per share. Authorized
   150,000 shares, none issued..........................         --        --
  Common Stock, par value $.01 per share. Authorized
   2,350,000 shares; issued 413,749 shares at December
   31, 2000 and 210,543 shares at March 31, 2000........       4,137     2,105
  Additional paid-in capital............................   8,290,627   333,667
  (Accumulated deficit) retained earnings...............    (172,257)   40,857
  Accumulated other comprehensive income, net of tax....      31,612    37,467
  Unearned compensation.................................     (69,717)      --
  Treasury stock, at cost (2,789 shares at December 31,
   2000 and March 31, 2000).............................     (28,439)  (28,439)
                                                         -----------  --------
    Net stockholders' equity............................   8,055,963   385,657
                                                         -----------  --------
                                                         $10,789,477  $467,171
                                                         ===========  ========

          See accompanying Notes to Consolidated Financial Statements.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                          Nine months ended       Year ended
                                            December 31,           March 31,
                                        ---------------------- -----------------
                                          2000        1999       2000     1999
                                        ---------  ----------- -------- --------
                                                   (unaudited)
Revenues..............................  $ 731,109   $157,446   $241,439 $168,166
Operating expenses:
  Operating expenses, excluding stock
   compensation and depreciation and
   amortization.......................    488,939     81,728    108,756   80,038
  Stock compensation..................     18,294        --         --       --
  Depreciation and amortization.......    443,312      4,271      5,863    4,679
  Nonrecurring expenses...............        --         --      15,895    1,851
                                        ---------   --------   -------- --------
                                          950,545     85,999    130,514   86,568
                                        ---------   --------   -------- --------
    Operating (loss) income...........   (219,436)    71,447    110,925   81,598
Interest expense......................    (24,783)       --         --       --
Other income, net.....................     15,021      9,848     13,688    8,736
                                        ---------   --------   -------- --------
    (Loss) income before income
     taxes............................   (229,198)    81,295    124,613   90,334
(Benefit) provision for income taxes..    (16,084)    27,309     43,296   30,189
                                        ---------   --------   -------- --------
    Net (loss) income.................  $(213,114)  $ 53,986   $ 81,317 $ 60,145
                                        =========   ========   ======== ========
Basic (loss) earnings per share.......  $   (0.64)  $   0.26   $   0.40 $   0.30
                                        =========   ========   ======== ========
Diluted (loss) earnings per share.....  $   (0.64)  $   0.22   $   0.33 $   0.26
                                        =========   ========   ======== ========
Weighted average shares outstanding...    334,804    205,174    205,635  198,568
Dilutive effect of:
  Stock options.......................        --      41,060     42,193   29,159
  Warrants............................        --          64         48    1,455
                                        ---------   --------   -------- --------
Weighted average shares outstanding,
 assuming dilution....................    334,804    246,298    247,876  229,182
                                        =========   ========   ======== ========


          See accompanying Notes to Consolidated Financial Statements.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                    (LOSS)
                                (In thousands)

                                                 (Accumulated  Accumulated
                        Common Stock  Additional   deficit)       other                  Treasury stock         Net
                       --------------  paid-in     retained   comprehensive   Unearned   ----------------  stockholders'
                       Shares  Amount  capital     earnings   income (loss) compensation Shares   Amount      equity
                       ------  ------ ---------- ------------ ------------- ------------ ------  --------  -------------
Balances at March 31,
1998.................  196,047 $1,960 $  200,245  $ (98,443)     $  (132)     $    --       --   $    --    $  103,630
Comprehensive income:
 Net income..........      --     --         --      60,145          --            --       --        --        60,145
 Equity adjustment
 from foreign
 currency
 translation.........      --     --         --         --           (96)          --       --        --           (96)
                                                                                                            ----------
   Total
   comprehensive
   income............                                                                                           60,049
                                                                                                            ----------
Issuance of Common
Stock................    1,259     13     14,755        --           --            --       --        --        14,768
Exercise of stock
options..............    4,993     50     17,502        --           --            --       --        --        17,552
Tax benefit
associated with stock
options..............      --     --       7,600        --           --            --       --        --         7,600
Exercise of warrant..    2,425     24      9,976        --           --            --       --        --        10,000
Purchases of treasury
stock................      --     --         --         --           --            --    (2,789)  (28,439)     (28,439)
                       ------- ------ ----------  ---------      -------      --------   ------  --------   ----------
Balances at March 31,
1999.................  204,724  2,047    250,078    (38,298)        (228)          --    (2,789)  (28,439)     185,160
Comprehensive income:
 Net income..........      --     --         --      81,317          --            --       --        --        81,317
 Unrealized gains on
 marketable
 securities..........      --     --         --         --        37,206           --       --        --        37,206
 Equity adjustment
 from foreign
 currency
 translation.........      --     --         --         --           489           --       --        --           489
                                                                                                            ----------
   Total
   comprehensive
   income............                                                                                          119,012
                                                                                                            ----------
Issuance of Common
Stock................    1,590     16     30,479        --           --            --       --        --        30,495
Exercise of stock
options..............    4,164     41     19,896        --           --            --       --        --        19,937
Tax benefit
associated with stock
options..............      --     --      33,090        --           --            --       --        --        33,090
Exercise of
warrants.............       65      1        124        --           --            --       --        --           125
Adjustment for change
in SoftBook Press,
Inc. year end........      --     --         --      (2,162)         --            --       --        --        (2,162)
                       ------- ------ ----------  ---------      -------      --------   ------  --------   ----------
Balances at March 31,
2000.................  210,543  2,105    333,667     40,857       37,467            --   (2,789)  (28,439)     385,657
Comprehensive loss:
 Net loss............      --     --         --    (213,114)         --            --       --        --      (213,114)
 Unrealized losses
 on marketable
 securities..........      --     --         --         --        (5,432)          --       --        --        (5,432)
 Equity adjustment
 from foreign
 currency
 translation.........      --     --         --         --          (423)          --       --        --          (423)
                                                                                                            ----------
   Total
   comprehensive
   loss..............                                                                                         (218,969)
                                                                                                            ----------
Issuance of Common
Stock for
acquisitions.........  200,556  2,006  7,873,253        --           --            --       --        --     7,875,259
Exercise of stock
options..............    2,650     26     22,307        --           --            --       --        --        22,333
Tax benefit
associated with stock
options..............      --     --      61,400        --           --            --       --        --        61,400
Unearned stock option
compensation.........      --     --         --         --           --        (88,011)     --        --       (88,011)
Amortization of
unearned
compensation.........      --     --         --         --           --         18,294      --        --        18,294
                       ------- ------ ----------  ---------      -------      --------   ------  --------   ----------
Balances at December
31, 2000.............  413,749 $4,137 $8,290,627  $(172,257)     $31,612      $(69,717)  (2,789) $(28,439)  $8,055,963
                       ======= ====== ==========  =========      =======      ========   ======  ========   ==========

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                        Nine months ended       Year ended
                                          December 31,           March 31,
                                      ---------------------- ------------------
                                        2000        1999       2000      1999
                                      ---------  ----------- --------  --------
                                                 (unaudited)
Cash flows from operating
 activities:
 Net (loss) income..................  $(213,114)  $ 53,986   $ 81,317  $ 60,145
 Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
   Depreciation and amortization....    443,312      4,271      5,863     4,679
   Deferred income taxes............    (97,343)    (1,013)     4,372    16,765
   Tax benefit associated with stock
    options.........................     61,400     23,890     33,090     7,600
   Stock compensation expense.......     18,294        --         --        --
   Changes in operating assets and
    liabilities, net of the effect
    of acquisitions:
     Receivables....................      9,196    (23,261)   (57,688)   (7,915)
     Other assets...................      2,601     (2,892)    (7,071)   (1,295)
     Accounts payable, accrued
      expenses and other
      liabilities...................    (46,679)     4,287     16,285    (5,062)
     Deferred revenue...............    134,825        532    (10,962)  (23,454)
                                      ---------   --------   --------  --------
      Net cash provided by operating
       activities...................    312,492     59,800     65,206    51,463
                                      ---------   --------   --------  --------
Cash flows from investing
 activities:
 Investments and acquisitions.......   (101,331)   (10,928)   (10,928)      --
 Cash acquired in acquisitions......    100,033        --         --        --
 Purchases of marketable
  securities........................    (68,413)  (124,968)  (146,748)  (60,833)
 Maturities of marketable
  securities........................     65,172     65,525    104,799    31,463
 Sale of assets.....................      1,381        --         --        --
 Additions to property, plant and
  equipment.........................    (22,959)    (3,032)    (4,191)   (1,196)
 Additions to intangible assets.....    (10,607)    (4,083)    (5,385)   (3,392)
                                      ---------   --------   --------  --------
      Net cash used in investing
       activities...................    (36,724)   (77,486)   (62,453)  (33,958)
                                      ---------   --------   --------  --------
Cash flows from financing
 activities:
 Borrowings under bank credit
  facilities........................    298,448        --         --        --
 Repayment of senior subordinated
  notes.............................   (331,864)       --         --        --
 Repayment of note payable and
  capital lease obligations.........     (2,044)       --         --        --
 Issuance of common stock...........     22,333     46,536     50,557    42,320
 Purchases of treasury stock........        --         --         --    (28,439)
 Other..............................    (11,425)       --         --        --
                                      ---------   --------   --------  --------
      Net cash (used in) provided by
       financing activities.........    (24,552)    46,536     50,557    13,881
                                      ---------   --------   --------  --------
Effect of exchange rate changes on
 cash and cash equivalents..........       (216)       194        175       (96)
                                      ---------   --------   --------  --------
      Net increase in cash and cash
       equivalents..................    251,000     29,044     53,485    31,290
Cash and cash equivalents at
 beginning of period................    237,046    185,723    185,723   154,433
Adjustment for change in SoftBook
 Press, Inc. year end...............        --      (2,162)    (2,162)      --
                                      ---------   --------   --------  --------
Cash and cash equivalents at end of
 period.............................  $ 488,046   $212,605   $237,046  $185,723
                                      =========   ========   ========  ========
Supplemental disclosures of cash
 flow information:
 Cash paid for income taxes.........  $   6,620   $  3,715   $  4,324  $  5,734
 Cash paid for interest.............     33,597        --         --        --

Supplemental disclosures of noncash investing and financing activities:

  In July 2000, the Company completed its merger with TV Guide, Inc. in a stock-for-stock transaction accounted for as a purchase (note 2).

  In January 2000, the Company completed mergers with NuvoMedia, Inc. and SoftBook Press, Inc. in stock-for-stock transactions accounted for under the pooling of interests method (note 2).

         See accompanying Notes to Consolidated Financial Statements.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Nine months ended December 31, 2000 and years ended March 31, 2000 and 1999

(1) Summary of Significant Accounting Policies and Practices

 Description of Business

  Gemstar-TV Guide International, Inc. ("Gemstar" or together with its consolidated subsidiaries, the "Company") is a leading global technology and media company focused on consumer entertainment. On July 12, 2000, the Company completed its merger with TV Guide, Inc. ("TV Guide"). The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide from July 12, 2000.

  The Company has four major business sectors: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies; the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive program guide platforms; the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel and other television media properties, and which includes the media sales group that services all of the Company's media platforms; and the Investments and Holdings Sector, which operates a variety of non-core businesses and start-up operations. The Company's business sectors represent strategic business units that offer different products and services and compete in different industries.

 Change in Year End

  In November 2000, the Board of Directors of the Company approved the change of the Company's fiscal year end from March 31 to December 31.

 Domestication

  In February 2000, Gemstar adopted a new certificate of incorporation and bylaws and effected a domestication from the British Virgin Islands to the State of Delaware. The number of authorized shares of Common Stock was increased from 500 million to 2.35 billion. In addition, the number of authorized shares of Preferred Stock was increased from 50 million to 150 million.

 Principles of Consolidation

  The consolidated financial statements present the consolidated financial position, results of operations and cash flows of Gemstar and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

  Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

 Marketable Securities

  The Company classifies its investments as available-for-sale or held-to-maturity. Held-to-maturity securities are those securities which the Company has the intent and ability to hold until maturity. All other securities are classified as available-for-sale. A portion of the Company's investments in marketable debt securities is classified as held-to-maturity and is reported at amortized cost. The Company's remaining investments, including marketable equity securities, are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of any applicable taxes, recorded in stockholders' equity.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

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

 Property and Equipment

  Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

   Machinery and equipment........................................ 2 to 15 years
   Leased transponders............................................ 9 to 12 years
   Buildings and improvements..................................... 2 to 32 years

 Intangible Assets
  Intangible assets are recorded at cost and amortized using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

   Customer lists................................................ 3 to 5 years
   Contracts..................................................... 5 to 10 years
   Trademarks and patents........................................ 5 to 40 years
   Publishing rights............................................. 15 years
   Goodwill...................................................... 5 to 15 years

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

 Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 Accounting for Stock Options

  The Company accounts for its stock option plan under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation by electing to continue to apply the

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and providing pro forma disclosures regarding net income and earnings per share as if the fair value method defined in SFAS No. 123 had been applied.

 Use of Estimates

  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Foreign Currency Translation

  The financial statements of foreign subsidiaries are translated into U.S. dollars. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity until the investment in the foreign entity is sold or liquidated. The Company's transactions predominately occur in U.S. dollars. Gains and losses on currency transactions were immaterial for all periods presented.

 Fair Value of Financial Instruments

  Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts payable and accrued expenses approximate their fair value because of their short maturities. Held-to-maturity marketable securities are reported at amortized cost which approximates their fair value. Available-for-sale marketable securities are reported at their fair value based on quoted market prices. The carrying amount of the Company's outstanding debt approximates its fair value.

 Revenue Recognition

           License Fees

  Revenues from on-going per unit license fees are earned based on units shipped incorporating the Company's patented proprietary technologies and are recognized in the period when the manufacturers' units shipped information is available to the Company. Revenues from on-going per subscriber license fees are earned and recognized in the month service is provided by a service provider using the Company's patented proprietary technologies. Revenues from annual and other license fees are recognized based on the specified terms of the particular license agreements.

           Programming Services

  The Company recognizes revenue on the accrual basis in the month the service is provided. Payments received in advance for subscription services are deferred until the month earned, at which time income is recognized. The Company's liability is limited to the unearned prepayments in the event that the Company is unable to provide service.

           Magazine Sales

  Subscription revenue is recognized on a proportionate basis as magazines are delivered to subscribers. Newsstand revenues are recognized based on the on-sale dates of magazines. Allowances for estimated returns are recorded based upon historical experience. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

           Advertising

  The Company recognizes electronic guide advertising revenue when the related advertisement is aired. Magazine advertising is recognized upon release of magazines for sale to consumers. All advertising is stated net of agency commissions and discounts.

 Credit Risk

  Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, marketable securities and trade receivables.

  The Company invests the majority of its cash in money market funds, certificates of deposits, municipal and corporate debt securities and equities. These investments are diversified among high grade issues and are maintained with several high credit quality financial institutions. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company has not experienced any credit losses on its cash, cash equivalents or marketable securities.

  There is a concentration of credit risk associated with wholesale distributors of print products which may be affected by changes in economic and industry conditions. Concentration of credit risk with respect to programming trade receivables is limited since a substantial number of the Company's customers pay in advance, providing for receipt of funds prior to service being rendered, or provide letters of credit as security. For other customers, service is generally terminated in the event payment is not received within 30-60 days of service. Credit losses have been within management's expectations.

 Research and Development Costs

  Research and development costs related to the design, development and testing of new systems, applications and technologies are charged to expense as incurred. Research and development costs of $20,127,000, $23,727,000 and $21,265,000 for the nine months ended December 31, 2000 and for the years ended March 31, 2000 and 1999, respectively, are included in operating expenses, excluding stock compensation and depreciation and amortization.

 Nonrecurring Expenses

  In connection with its mergers with NuvoMedia, Inc. ("NuvoMedia") and SoftBook Press, Inc. ("SoftBook"), the Company recorded merger related costs totaling $15,895,000 in the year ended March 31, 2000. These costs were comprised of fees for financial advisors, attorneys and accountants, charges for inventory write down and purchase commitment losses and other transaction costs. The Company recorded a nonrecurring charge of $1,851,000 in the year ended March 31, 1999, associated with defending the Company against a hostile takeover.

 Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to their estimated realizable value.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 Earnings Per Share

  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Diluted loss per share for the nine months ended December 31, 2000 is computed using only the weighted average number of common shares outstanding during the period, as the inclusion of 46.2 million common share equivalents would have been antidilutive.

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

 Comprehensive Income (Loss)

  During the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999, comprehensive income (loss) consisted of net income (loss), unrealized gains (losses) on marketable securities and the equity adjustment from foreign currency translation. Accumulated other comprehensive income presented on the accompanying consolidated balance sheets consists of net unrealized gains on marketable securities and cumulative translation adjustments, net of income taxes.

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No.
133. As amended by SFAS No. 137, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of this accounting pronouncement did not have a significant impact on the Company.

 Reclassifications

  Certain reclassifications have been made to prior years financial information to conform with the current period presentation.

(2) Business Combinations

 TV Guide Transaction

  On July 12, 2000, the Company acquired all of the outstanding common stock of TV Guide by issuing 0.6573 shares of Gemstar common stock for each share of TV Guide Class A and B common stock outstanding, or approximately 200 million shares of Gemstar common stock. The TV Guide Transaction was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide from July 12, 2000.

  The purchase price for the TV Guide Transaction was $7.9 billion, consisting of the shares of Gemstar common stock issued to the TV Guide stockholders at $38.21 per share, the average market price of the

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

Company's common stock for two days before and after the agreement on the TV Guide Transaction was reached and announced, and certain transaction costs.

  The purchase price was allocated to identifiable tangible and intangible assets and liabilities as follows, with the excess of the purchase price over such identifiable assets and liabilities allocated to goodwill (in thousands).

      Assets:
        Current assets............................................. $   452,455
        Property, plant and equipment..............................      80,404
        Intangible assets..........................................   9,833,421
        Other assets...............................................     157,874
                                                                    -----------
                                                                     10,524,154
      Liabilities:
        Current liabilities........................................     527,530
        Deferred tax liability.....................................   1,445,335
        Other long-term liabilities................................     747,610
                                                                    -----------
                                                                      7,803,679
      Unearned compensation........................................      88,011
                                                                    -----------
      Net purchase price........................................... $ 7,891,690
                                                                    ===========

  Intangible assets relating to the TV Guide Transaction are comprised of the following amounts and lives (in thousands):

      Customer lists...................................... $ 699,000  3-5 years
      Contracts........................................... 1,942,000 5-10 years
      Trademarks and patents..............................   799,000 5-40 years
      Publishing rights...................................   270,000   15 years
      Goodwill............................................ 6,123,421 5-15 years

  The above allocation of purchase price and the lives assigned to the assets are based on preliminary estimates and subject to adjustment. The Company does not expect there to be any significant adjustments to the reported amounts as a result of the final purchase price allocation and the final lives assigned to the assets.

  The following unaudited pro forma financial information reflects the Company's results of operations for the nine months ended December 31, 2000 and for the year ended March 31, 2000 as though the TV Guide Transaction had been completed as of April 1, 1999 (in thousands, except per share amounts):

                                                        Nine months
                                                           ended     Year ended
                                                        December 31, March 31,
                                                            2000        2000
                                                        ------------ ----------
      Revenues.........................................  $1,044,975  $1,438,185
      Net loss.........................................    (414,271)   (582,563)
      Basic and diluted loss per share.................       (1.01)      (1.43)

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 Pooling Transactions

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

  Prior to the combinations, the fiscal year end for SoftBook was December 31. In recording the business combinations, the financial statements of SoftBook were conformed to the Company's fiscal year end of March 31. As a result, the Company recorded a retained earnings charge of $2,162,000 in the year ended March 31, 2000 for SoftBook's net loss during the three months ended March 31, 1999 which included revenues of $171,000.

  The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                         Nine months    Year
                                                            ended       ended
                                                         December 31, March 31,
                                                             1999       1999
                                                         ------------ ---------
                                                         (unaudited)
      Revenues:
        Gemstar.........................................   $152,123   $166,456
        NuvoMedia and SoftBook..........................      5,323      1,710
                                                           --------   --------
          Combined......................................   $157,446   $168,166
                                                           ========   ========
      Net income (loss):
        Gemstar.........................................   $ 73,843   $ 73,915
        NuvoMedia and SoftBook..........................    (19,857)   (13,770)
                                                           --------   --------
          Combined......................................   $ 53,986   $ 60,145
                                                           ========   ========

(3) Income Taxes

  The provision (benefit) for income taxes consists of the following (in thousands):

                                                   Nine months    Year ended
                                                      ended        March 31,
                                                   December 31, ---------------
                                                       2000      2000    1999
                                                   ------------ ------- -------
      Current:
        Federal and state.........................   $ 75,297   $33,074 $ 8,089
        Foreign...................................      5,962     5,850   5,335
                                                     --------   ------- -------
                                                       81,259    38,924  13,424
      Deferred--primarily federal and state.......    (97,343)    4,372  16,765
                                                     --------   ------- -------
        Total.....................................   $(16,084)  $43,296 $30,189
                                                     ========   ======= =======

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  A reconciliation of the expected income tax expense (benefit) using the U.S. statutory rate of 35 percent to the provision (benefit) for income taxes is as follows (in thousands):

                                                Nine months    Year ended
                                                   ended        March 31,
                                                December 31, ----------------
                                                    2000      2000     1999
                                                ------------ -------  -------
      Expected income tax expense (benefit)....   $(80,219)  $43,615  $31,617
      State taxes, net of federal benefit......     (1,102)    3,025    2,190
      Nondeductible amortization...............     72,158       --       --
      Foreign earnings.........................    (13,049)   (2,272)   1,575
      Change in valuation allowance............        982    (4,491)  (5,193)
      Other....................................      5,146     3,419      --
                                                  --------   -------  -------
        Total..................................   $(16,084)  $43,296  $30,189
                                                  ========   =======  =======

  Deferred taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

                                                       December 31,  March 31,
                                                           2000        2000
                                                       ------------  ---------
      Deferred tax assets:
        Revenue items................................. $    23,807    $ 5,426
        Net operating loss carryforwards..............      65,719     72,126
        Tax credit carryforwards......................         --       6,200
        Unrealized losses on marketable securities....       5,132        --
        Expense items.................................       1,141     10,056
        Tax versus financial depreciation and
         amortization.................................         --       8,982
        Other.........................................         --         565
                                                       -----------   --------
      Gross deferred tax assets.......................      95,799    103,355
      Valuation allowance.............................     (65,719)   (75,828)
                                                       -----------   --------
      Net deferred tax assets.........................      30,080     27,527
                                                       -----------   --------
      Deferred tax liabilities:
        Tax versus financial depreciation and
         amortization.................................  (1,326,869)       --
        Tax liability provided on intercompany
         income.......................................     (62,328)   (62,328)
        Other.........................................        (564)       --
                                                       -----------   --------
      Gross deferred tax liabilities..................  (1,389,761)   (62,328)
                                                       -----------   --------
      Net deferred tax liability...................... $(1,359,681)  $(34,801)
                                                       ===========   ========

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in specific tax jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management has concluded that it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2000, net of the valuation allowance established.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  As of December 31, 2000, the Company had available net operating loss carryforwards aggregating approximately $175 million to offset future United States income taxes expiring through fiscal year 2020. As a result of previous transactions which involved an ownership change as defined in the applicable section of the Internal Revenue Code, the Company will be subject to limitations on the use of its net operating loss carryforwards. Accordingly, there can be no assurance that a significant amount of the existing net operating loss carryforwards will ultimately be utilized by the Company.

  The U.S. Internal Revenue Service (the "IRS") has conducted an audit of the federal tax returns for Gemstar Development Corporation ("GDC"), a U.S. subsidiary of the Company, for the years ended March 31, 1991, 1992 and 1993, and has proposed adjustments to GDC's taxable income. The Company has filed a protest with the IRS. The Company believes that it has a reasonable basis for its tax position and accordingly plans to vigorously defend its position. While there can be no assurance as to the ultimate outcome of the audit, the Company believes that it has made adequate provision in its consolidated financial statements with respect to the proposed adjustments.

(4) Stock Option Plans

  In connection with various acquisitions, the Company has assumed three stock option plans. These assumed stock option plans along with the Company's stock option plan are collectively referred to as "the Plans". The Company's Compensation Committee may grant stock options to purchase Common Stock of the Company to employees of the Company (including executive officers) and certain other persons (including directors and consultants) who are eligible to participate in the Plans. Subject to early termination or acceleration provisions, a stock option generally will be exercisable, in whole or in part, from the date specified in the related award agreement until the expiration date determined by the Compensation Committee. In no event, however, is a stock option exercisable after ten years from its date of grant.

  The Plans allow for the issuance of stock options to purchase a maximum of 118 million shares of the Company's Common Stock. As of December 31, 2000, there were 39.6 million shares available for future option grants under the Plans.

  The following table summarizes information about stock option transactions (shares in thousands):

                                                       Year ended March 31,
                           Nine months ended  ---------------------------------------
                           December 31, 2000         2000                1999
                          ------------------- ------------------- -------------------
                                    Weighted-           Weighted-           Weighted-
                                     Average             Average             Average
                           Number   Exercise   Number   Exercise   Number   Exercise
                          of Shares   Price   of Shares   Price   of Shares   Price
                          --------- --------- --------- --------- --------- ---------
Outstanding at beginning
 of year................   49,933     $7.98    50,097     $5.57    51,609     $4.84
Granted.................    5,990     44.19     4,835     29.86     5,593     10.49
Exercised...............   (2,651)     8.46    (4,164)     4.79    (4,993)     3.52
Cancelled...............     (415)    21.26      (835)     6.10    (2,112)     5.64
Assumed TV Guide
 options................    7,028     19.71       --        --        --        --
                           ------              ------              ------
Outstanding at end of
 year...................   59,885     12.86    49,933      7.98    50,097      5.57
                           ======              ======              ======
Options exercisable at
 end of year............   31,951      5.48    26,170      4.72    22,458      4.19
                           ======              ======              ======

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  The following table summarizes information about the Company's stock options outstanding as of December 31, 2000 (shares in thousands):

                                                                 Stock Options
                                 Stock Options Outstanding        Exercisable
                              ------------------------------- -------------------
                                         Weighted-
                                          Average
                                         Remaining  Weighted-           Weighted-
                                         Years of    Average             Average
                               Number   Contractual Exercise   Number   Exercise
   Range of Exercise Prices   of Shares    Life       Price   of Shares   Price
   ------------------------   --------- ----------- --------- --------- ---------
   $0.18-$5.00.............    15,381       4.9       $3.17    14,959     $3.14
   $5.01-$10.00............    24,743       7.0        6.14    14,505      6.10
   $10.01-$15.00...........     5,435       7.4       11.06     1,694     11.84
   $15.01-$30.00...........     5,792       8.4       26.51       665     20.84
   $30.01-$45.00...........     4,803       9.0       36.72        86     32.74
   $45.01-$87.29...........     3,731       9.4       48.16        42     66.57
                               ------                          ------
     Total.................    59,885       6.9       12.86    31,951      5.48
                               ======                          ======

  The per share weighted-average fair value of stock options granted during the nine months ended December 31, 2000 and for the years ended March 31, 2000 and 1999, was $34.22, $23.93 and $8.54, respectively. The fair value of each option was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted- average assumptions:

                                                                       Year
                                                        Nine months    ended
                                                           ended     March 31,
                                                        December 31, ----------
                                                            2000     2000  1999
                                                        ------------ ----  ----
      Risk-free interest rate..........................     6.2%     5.8%  5.4%
      Expected volatility..............................      71%      73%   75%
      Expected life (years)............................     8.7      8.9   9.0
      Expected dividend yield..........................     -- %     -- %  -- %

  The Company applies APB Opinion No. 25, and related interpretations, in accounting for its Plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                    Nine months    Year ended
                                                       ended        March 31,
                                                    December 31, ---------------
                                                        2000      2000    1999
                                                    ------------ ------- -------
      Net (loss) income:
        As reported................................  $(213,114)  $81,317 $60,145
        Pro forma..................................   (260,378)   41,092  23,907
      Basic (loss) earnings per share:
        As reported................................      (0.64)     0.40    0.30
        Pro forma..................................      (0.78)     0.20    0.12
      Diluted (loss) earnings per share:
        As reported................................      (0.64)     0.33    0.26
        Pro forma..................................      (0.78)     0.17    0.10

  Because additional option grants are expected to be made each year, the above pro forma disclosures are not likely to be representative of pro forma effects on reported net income (loss) for future years.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

(5) Employee Benefit Plans

  The Company has defined contribution plans which provide most of its employees with the ability to defer a percentage of their annual compensation subject to certain limitations. The Company will match the employee's deferrals based on certain percentages of the employee's deferrals. The Company made contributions of $1,716,000, $79,000 and $82,000 to these plans during the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999, respectively.

(6) Selected Balance Sheet Accounts

  The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale and held-to-maturity marketable securities by major security type and class of security as of December 31, 2000 and March 31, 2000, were as follows (in thousands):

                                                    Gross      Gross
                                                  unrealized unrealized
                                        Amortized  holding    holding    Fair
                                          cost      gains      losses    value
                                        --------- ---------- ---------- -------
   As of December 31, 2000:
   Available-for-sale:
     Corporate debt securities.........  $14,334   $    18    $    (1)  $14,351
     U.S. government securities........    9,635         2        --      9,637
     Equity securities.................   23,141    33,706     (9,356)   47,491
                                         -------   -------    -------   -------
                                         $47,110   $33,726    $(9,357)  $71,479
                                         =======   =======    =======   =======
   Held-to-maturity:
     Corporate debt securities.........  $18,550   $    17    $    (1)  $18,566
     U.S. government securities........   25,090        14        (31)   25,073
                                         -------   -------    -------   -------
                                         $43,640   $    31    $   (32)  $43,639
                                         =======   =======    =======   =======
   As of March 31, 2000:
   Available-for-sale:
     Equity securities.................  $11,294   $37,206    $   --    $48,500
                                         =======   =======    =======   =======
   Held-to-maturity:
     Corporate debt securities.........  $22,589   $   --     $   (10)  $22,579
     U.S. government securities........   41,779       --        (268)   41,511
                                         -------   -------    -------   -------
                                         $64,368   $   --     $  (278)  $64,090
                                         =======   =======    =======   =======

  As of December 31, 2000, available-for-sale debt securities with an amortized cost of $2,202,000 (fair value of $2,202,000) and held-to-maturity debt securities with an amortized cost of $2,001,000 (fair value of $2,011,000) were due in one to two years. All remaining debt securities as of December 31, 2000 were due within one year.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  Property and equipment, at cost, consist of the following (in thousands):

                                                        December 31, March 31,
                                                            2000       2000
                                                        ------------ ---------
      Machinery and equipment..........................   $ 95,459   $ 16,314
      Leased transponders..............................      9,092        --
      Buildings and improvements.......................     13,669      1,690
                                                          --------   --------
                                                           118,220     18,004
      Less accumulated depreciation and amortization...    (25,838)   (12,835)
                                                          --------   --------
      Property and equipment, net......................   $ 92,382   $  5,169
                                                          ========   ========

  Intangible assets consist of the following (in thousands):

                                                         December 31, March 31,
                                                             2000       2000
                                                         ------------ ---------
      Goodwill..........................................  $6,138,245  $  2,516
      Contracts.........................................   1,942,000       --
      Patents and trademarks............................     839,643    30,036
      Customer lists....................................     699,000       --
      Publishing rights.................................     270,000       --
                                                          ----------  --------
                                                           9,888,888    32,552
      Less accumulated amortization.....................    (440,899)  (13,623)
                                                          ----------  --------
      Intangible assets, net............................  $9,447,989  $ 18,929
                                                          ==========  ========

  Amortization expense was $427,276,000, $3,434,000 and $2,957,000 for the nine months ended December 31, 2000 and for the years ended March 31, 2000 and 1999, respectively.

(7) Credit Arrangements

  The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility expiring in February, 2005 and a $300 million 364-day revolving credit facility expiring in February, 2001 with a group of banks. Borrowings under the credit facilities bear interest (7.7% at December 31, 2000) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facility. The credit facilities are subject to prepayment or reduction at any time without penalty. As of December 31, 2000, TV Guide had available borrowing capacity under the six-year revolving credit facility of $31.2 million and no available borrowing capacity under the 364-day revolving credit facility. The outstanding borrowings under the 364-day revolving credit facility converted to a four-year amortizing term loan on February 24, 2001. Principal payments of $60 million, annually, in 2001 and 2002 and $90 million, annually, in 2003 and 2004 are due under the $300 million amortizing term loan. In addition, TV Guide had outstanding as of December 31, 2000, $71.4 million in 8 1/8% senior subordinated notes due 2009.

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

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  On September 15, 2000, the TV Guide repurchased for cash $328.6 million of its outstanding $400 million in 8 1/8% senior subordinated notes at 101% of the principal amount of the notes plus accrued interest. The offer to repurchase the notes was required pursuant to the terms of the indenture governing the notes as a result of the change in control of TV Guide by reason of its acquisition by Gemstar. The repurchase was funded through a combination of available cash and borrowings under the bank credit facilities.

(8) Legal Proceedings

  On May 17, 1997, StarSight Telecast, Inc. ("StarSight"), a wholly owned subsidiary of the Company, filed a Demand for Arbitration with the American Arbitration Association in San Francisco, California, and by such action commenced an arbitration action against General Instrument Corporation ("GI"). The claims in the arbitration center upon GI's alleged delay in deploying StarSight-capable set-top boxes and GI's development of a competing interactive program guide which allegedly uses StarSight patented technology, confidential information and technical information in violation of a License and Technical Assistance Agreement executed by the parties on October 1, 1992. The arbitration was bifurcated into two phases. The first phase generally covered issues related to GI's manufacture and sale of analog cable set-top boxes, while the second phase generally was to cover issues related to GI's manufacture and sale of digital cable and satellite set-top boxes as well as StarSight's claim for brand damages. In October 1999, in connection with the first phase, the Arbitration Panel issued a ruling against GI in favor of StarSight. In general, the Arbitration Panel ruled that GI breached its contract with StarSight pertaining to electronic program guides incorporated in GI analog set-top boxes and misappropriated StarSight's trade secrets. In March 2000, the Arbitration Panel provided the Company with its findings of liability and damages for Phase I. The second phase of the arbitration, focusing on digital set-top boxes, was scheduled to proceed in October 2000. As noted below, this arbitration was resolved via a long term license agreement.

  On May 9, 2000, GI filed an action in the U.S. District Court for the Eastern District of Pennsylvania under the Federal Arbitration Act seeking to vacate or modify the Phase I arbitration award in favor of StarSight on the grounds that the Arbitration Panel allegedly exceeded the scope of its authority and/or allegedly disregarded the law in issuing its award. On June 12, 2000, StarSight answered GI's complaint and counter-claimed for confirmation of the award and the issuance of a judgment in its favor. StarSight also moved to transfer this action to the U.S. District Court for the Northern District of California. StarSight's motion to transfer was granted and the case was transferred to the U.S. District Court for the Northern District of California. As noted below, these actions were subsequently dismissed in connection with the long term license agreement referenced below.

  On November 30, 1998, the Company filed a patent infringement action against GI in the U.S. District Court for the Northern District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendant's interactive program guide. On December 23, 1998, the Company filed a motion with the Judicial Panel on Multi-District Litigation requesting that this case be consolidated with, among others, the Pioneer and Scientific-Atlanta cases hereinafter described and transferred to a single court through the discovery phase of these cases. A hearing on the motion was held and in April 1999, the Judicial Panel ordered that the GI, Pioneer and Scientific-Atlanta federal lawsuits pending outside the Northern District of Georgia be transferred to the Northern District of Georgia for coordinated or consolidated pretrial proceedings with the action pending in that district (the "MDL Transfer Order"). As noted below, the action referenced in this section with respect to GI was dismissed in connection with the long term license agreement referenced below.

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

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

litigation matters described above, each of which has now been dismissed. In connection with the license agreement, the Company received approximately $190 million relating to the settled arbitration and litigation matters as well as future license fees.

  On December 1, 1998, the Company filed a patent infringement action against Pioneer Electronic Corp., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc. (collectively "Pioneer") in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendants' interactive program guide. Pioneer has filed a counter-claim in which it alleges the Company violated federal antitrust laws and misused certain patents. This action is subject to the MDL Transfer Order.

  On December 3, 1998, Scientific-Atlanta, Inc. ("SA") filed an action against the Company in the U.S. District Court for the Northern District of Georgia. The action alleges the Company violated federal antitrust laws and misused its patents. SA seeks damages, injunctive relief and a declaration that certain patents are unenforceable, not infringed or invalid. This case is being coordinated with the actions subject to the MDL Transfer Order.

  On December 4, 1998, the Company filed a patent infringement action against SA in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendant's interactive program guide. This action is subject to the MDL Transfer Order.

  On January 21, 1999, Personalized Media Communications, LLC ("PMC") filed an action against StarSight in the U.S. District Court for the Southern District of New York seeking to rescind a patent license agreement between the parties. PMC also seeks recovery of damages for the value of certain services it alleges were performed under the license. In April 1999, StarSight filed a motion to stay the action in the District Court and to compel arbitration pursuant to the agreement. In September 2000, the court stayed the action pending a resolution through arbitration. The parties subsequently dismissed this action in January 2001.

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

  On January 19, 2000, StarSight filed a patent infringement action against TiVo Inc. ("TiVo") in the U.S. District Court for the Northern District of California. The suit claims, among other matters, that TiVo willfully infringed certain StarSight intellectual property by virtue of TiVo's deployment, marketing, offers to sell and sale of personalized video recorder devices containing an unlicensed interactive program guide. StarSight is seeking an injunction and monetary damages. On February 25, 2000, TiVo answered StarSight's Complaint, and

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

also filed counterclaims against the Company and StarSight alleging, among others, that the Company has violated federal antitrust law and the California unfair business practices act. In its counterclaims, TiVo seeks, among other relief, damages and an injunction. The parties are now in pretrial proceedings.

  On October 23, 2000, StarSight filed a patent infringement suit against EchoStar Communications Corp., EchoStar Satellite Corp. and EchoStar Technologies Corp. (collectively "EchoStar") in the United States District Court for the Western District of North Carolina. The suit claims, among other matters, that EchoStar willfully infringed certain StarSight intellectual property by virtue of EchoStar's deployment, marketing, offers to sell and sale of direct broadcast satellite receivers containing an unlicensed interactive program guide and by EchoStar's operation of transmission systems to such receivers. StarSight, among other relief, is seeking an injunction and monetary damages. The parties are now in pretrial proceedings.

  On November 17, 2000, Pioneer Digital Technologies, Inc. filed suit against the Company and various of its subsidiaries in Los Angeles County Superior Court. The suit claims, among other matters, that the Company and certain of its subsidiaries have violated state antitrust and unfair competition laws. The Company has recently moved to stay or in the alternative dismiss this litigation as duplicative of Pioneer's antitrust claims discussed above.

  On December 5, 2000, EchoStar filed an antitrust action against the Company and various of its subsidiaries in the U.S. District Court for the District of Colorado. The action alleges the Company and various of its subsidiaries violated federal and state antitrust laws. EchoStar seeks, among other relief, damages and an injunction. The Company has recently moved to stay, dismiss, or alternatively transfer the case to be heard in connection with the Company's October 23, 2000 action against EchoStar in North Carolina.

  On February 9, 2001, the Company filed four separate patent infringement actions against: (1) Scientific-Atlanta, Inc.; (2) Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc.; (3) SCI Systems, Inc.; and (4) EchoStar Communications Corporation in the United States District Court, Northern District of Georgia. Each of these parties have agreed to answer, move or otherwise respond to the Company's Complaint by April 2, 2001.

  In the Matter of Certain Set-Top Boxes and Components Thereof, United States International Trade Commission, Washington, D.C., Investigation No. 337-TA-454 was initiated by the Company and StarSight ("Complainants") on February 14, 2001, when they filed a Complaint, requesting that the United States International Trade Commission ("ITC") commence an investigation pursuant to
Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. (S) 1337 ("Section 337"), regarding imports of certain set-top boxes and components thereof. The Complaint alleges that Respondents Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., Scientific-Atlanta, Inc., EchoStar Communications Corporation and SCI Systems, Inc. (collectively "Respondents"), are violating
Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or a sale in the United States after importation, of set-top boxes and/or components that infringe, directly, contributorily or by inducement, four patents owned by the Company. The Complaint requests an order excluding from entry into the United States all imported set-top boxes and components that infringe, directly, contributorily or by inducement, any claims of the patents in suit, and directing Respondents to cease and desist from importing, marketing, advertising, demonstrating, warehousing, distributing, selling and/or using set-top boxes or components that so infringe. On March 16, 2001, the ITC instituted the requested investigation. Respondents have not yet answered the Complaint. There are no counterclaims permitted in this case.

  On March 23, 2001, Gemstar Development Corporation, a wholly owned subsidiary of the Company was added as a defendant in the lawsuit of SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., which is currently pending in the United States District Court for the Western District of North Carolina. The original

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

claims brought by SuperGuide Corporation against the defendants in this lawsuit are for patent infringement with respect to three patents (the "SuperGuide Patents"). In 1993, Gemstar Development Corporation received a license to the SuperGuide Patents from SuperGuide Corporation within certain defined fields of use. Defendants asked the Court to join Gemstar Development Corporation to these proceedings as a necessary party. Within the next forty days, SuperGuide Corporation and each of the defendants in this lawsuit will be afforded the opportunity to assert claims against Gemstar Development Corporation, and Gemstar Development Corporation will have the opportunity to respond to those claims, and assert claims of its own. Trial in this matter is currently scheduled for later this year.

  The State of Illinois (the "State") has asserted that certain uplinking services performed by SpaceCom Systems, Inc. (SpaceCom), now a wholly owned subsidiary of the Company, at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. On March 13, 2000, SpaceCom was awarded complete summary judgment in its favor in this matter. On May 5, 2000, the State appealed that judgment to the Illinois Appellate Court, First Judicial District, where the matter is pending. SpaceCom and the State are attempting to negotiate a settlement which would cover the period at issue in the case as well as any potential (as yet unasserted) liability for the taxes through the present.

  On October 18, 1999, a former employee of ODS Technologies, L.P. ("ODS"), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint seeks an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. ODS currently has pending a motion for summary judgment to dismiss the lawsuit and the time set by the court to complete discovery now has expired.

  On May 3, 2000, a complaint was filed against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc. and a wholly owned subsidiary of the Company) and other parties by United Magazine Company, Inc. ("Unimag") and its subsidiaries in the U.S. District Court for the Southern District of New York. The complaint alleges claims against Murdoch Magazines for violation of the Robinson-Patman Act, breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property and trade secrets, tortious destruction of business, breach of confidential relationship and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys' fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution, Inc. as a named defendant, (ii) adding six other national distributors as defendants, and
(iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Tax. The Company has filed a motion to dismiss all of the claims asserted against it.

  During July and August 2000, TV Guide was served with more than twenty class action complaints filed primarily in the United States District Court for the Southern District of New York on behalf of magazine subscribers. These complaints, which have been consolidated into a single action, allege that TV Guide, the Magazine Publishers Association ("MPA"), and twelve other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys' fees and costs. Plaintiffs have filed a motion for partial summary judgment which is pending before the Court.

  The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

(9) Leases

  The Company leases operating and office premises and satellite transponders. The terms of certain of the agreements provide for an option to cancel the agreements after a period of time, subject to cancellation charges and/or meeting certain conditions. Two satellite transponders are under long-term lease arrangements that are accounted for as capital leases. The remainder of the satellite transponder leases are accounted for as operating leases.

  Future minimum lease payments under capital and noncancellable operating leases at December 31, 2000 are as follows (in thousands):

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
      Year ending December 31:
        2001.................................................. $3,400   $24,205
        2002..................................................  2,400    20,591
        2003..................................................  2,400    16,524
        2004..................................................  2,400    13,057
        2005..................................................    --      8,083
        Thereafter............................................    --     15,828
                                                               ------   -------
      Total future minimum lease payments..................... 10,600   $98,288
                                                                        =======
      Less amount representing interest at 7%.................  1,611
                                                               ------
      Net future minimum lease payments.......................  8,989
      Less current portion....................................  2,674
                                                               ------
                                                               $6,315
                                                               ======

  Rent expense under operating leases was $18,200,000, $2,511,000 and $1,872,000 for the nine months ended December 31, 2000 and for the years ended March 31, 2000 and 1999, respectively.

(10) Segment and Geographical Information

  Effective July 12, 2000, the Company restructured its businesses into four groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company's technology includes the VCR Plus+ system, the interactive program guide ("IPG") marketed under the GUIDE Plus+ and TV Guide Interactive brands and the electronic book ("eBook")); the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, and other television media properties, and which includes a media sales group that services all of the Company's media platforms; and the Investments and Holdings Sector, which operates a variety of non-core businesses and start-up operations. Segment information reported in prior years has been reclassified to conform with the current year presentation.

  The Company's reportable segments are strategic business units that offer different products and services and compete in different industries. Due to purchase accounting, the results of operations for the nine months ended December 31, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company's chief operating decision maker uses EBITDA (operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses) to evaluate the

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

performance of the four segments. Eliminations include inter-segment revenues and expenses. The Company accounts for inter-segment sales as if the sales were made to third parties at market prices. Assets of the reportable segments are not relevant for management of the businesses nor for disclosure.

  Segment information for the nine months ended December 31, 2000 and for the years ended March 31, 2000 and 1999 is as follows (in thousands):

                                                  Nine months     Year ended
                                                     ended         March 31,
                                                  December 31, ------------------
                                                    2000 (1)     2000      1999
                                                  ------------ --------  --------
      Technology and Licensing Sector:
        Revenues.................................  $ 197,125   $227,492  $162,087
        Expenses (2).............................     65,526     70,728    57,750
                                                   ---------   --------  --------
        EBITDA (3)...............................  $ 131,599   $156,764  $104,337
                                                   =========   ========  ========
      Interactive Platform Sector:
        Revenues.................................  $  20,068   $  3,641  $    152
        Expenses (2).............................     47,872     27,859    15,763
                                                   ---------   --------  --------
        EBITDA (3)...............................  $ (27,804)  $(24,218) $(15,611)
                                                   =========   ========  ========
      Media and Services Sector:
        Revenues.................................  $ 332,605   $    --   $    --
        Expenses (2)................................ 230,607        --        --
                                                   ---------   --------  --------
        EBITDA (3)...............................  $ 101,998   $    --   $    --
                                                   =========   ========  ========
      Investments and Holdings Sector:
        Revenues.................................  $ 185,287   $ 10,306  $  5,927
        Expenses (2).............................    148,910     10,169     6,525
                                                   ---------   --------  --------
        EBITDA (3)...............................  $  36,377   $    137  $   (598)
                                                   =========   ========  ========
      Consolidated (after eliminations)
        Revenues.................................  $ 731,109   $241,439  $168,166
        Expenses (2).............................    488,939    108,756    80,038
                                                   ---------   --------  --------
        EBITDA (3)...............................    242,170    132,683    88,128
      Stock compensation.........................    (18,294)       --        --
      Depreciation and amortization..............   (443,312)    (5,863)   (4,679)
      Nonrecurring expenses......................        --     (15,895)   (1,851)
      Interest expense...........................    (24,783)       --        --
      Other income, net..........................     15,021     13,688     8,736
                                                   ---------   --------  --------
      (Loss) income before income taxes..........  $(229,198)  $124,613  $ 90,334
                                                   =========   ========  ========

- --------
(1) Effective July 12, 2000, the Company's consolidated operating results include the operating results of TV Guide, Inc. TV Guide was acquired in a transaction accounted for as a purchase.
(2) Expenses means operating expenses, excluding stock compensation, depreciation and amortization and nonrecurring expenses.
(3) EBITDA means operating income before noncash stock compensation expense, depreciation and amortization and nonrecurring expenses. Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for the nine months ended December 31, 2000, reflect

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

   significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

  A summary of the Company's revenues, operating income (loss) and identifiable assets by geographic area is as follows (in thousands):

                                                Nine months      Year ended
                                                   ended          March 31,
                                                December 31,  -----------------
                                                    2000        2000     1999
                                                ------------  -------- --------
      Revenues:
        United States.......................... $   610,929   $144,235 $ 97,087
        Foreign (1)............................     120,180     97,204   71,079
                                                -----------   -------- --------
          Total................................ $   731,109   $241,439 $168,166
                                                ===========   ======== ========
      Operating income (loss) (2):
        United States.......................... $  (322,147)  $ 42,068 $ 32,770
        Foreign................................     102,711     68,857   48,828
                                                -----------   -------- --------
          Total................................ $  (219,436)  $110,925 $ 81,598
                                                ===========   ======== ========
                                                                  March 31,
                                                December 31,  -----------------
                                                    2000        2000     1999
                                                ------------  -------- --------
      Identifiable assets:
        United States.......................... $10,705,411   $436,606 $ 79,305
        Foreign (3)............................      84,066     30,565  177,674
                                                -----------   -------- --------
          Total................................ $10,789,477   $467,171 $256,979
                                                ===========   ======== ========

- --------
(1) Revenues included in foreign are principally earned by entities in the British Virgin Islands.
(2) Operating income (loss) consists of total revenues less operating expenses and does not include other income.
(3) Identifiable assets included in foreign are principally held by entities in the British Virgin Islands.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  No single customer accounted for more than 10% of total revenues for the nine months ended December 31, 2000. The Company had revenues attributed to individual customers in excess of 10% of total revenues for the years ended March 31, 2000 and 1999 as follows:

                                                                         Year
                                                                         ended
                                                                       March 31,
                                                                       ---------
                                                                       2000 1999
                                                                       ---- ----
       Customer A..................................................... 17%  --
       Customer B..................................................... 11%  17%
       Customer C..................................................... 10%  14%
       Customer D..................................................... 10%  10%
       Customer E..................................................... --   13%

Note (11) Quarterly Information (unaudited)

                                                 Quarter ended
                                  --------------------------------------------
                                             June
                                  March 31,   30,   September 30, December 31,
                                  --------- ------- ------------- ------------
                                      (in thousands, except per share data)
   2000 (1)
   Revenues......................  $83,993  $63,230   $309,821      $358,058
   Operating income (loss).......   39,478   35,010   (121,734)     (132,712)
   Net income (loss).............   27,331   28,939   (115,823)     (126,230)
   Basic earnings (loss) per
    share........................  $  0.13  $  0.14   $  (0.30)     $  (0.31)
   Diluted earnings (loss) per
    share........................  $  0.11  $  0.12   $  (0.30)     $  (0.31)
   1999
   Revenues......................  $55,077  $45,088   $ 48,301      $ 64,057
   Operating income (loss).......   30,676   18,955     21,208        31,284
   Net income (loss).............   22,210   14,440     16,419        23,127
   Basic earnings (loss) per
    share........................  $  0.11  $  0.07   $   0.08      $   0.11
   Diluted earnings (loss) per
    share........................  $  0.09  $  0.06   $   0.07      $   0.09

- --------
(1) Effective July 12, 2000, the Company's consolidated operating results include the operating results of TV Guide. TV Guide was acquired in a transaction accounted for as a purchase.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                Balance                                 Balance
                                  at     Charged Charged                  at
                               Beginning   to    to Other               End of
   Description                 of Period Expense Accounts    Deductions Period
   -----------                 --------- ------- --------    ---------- -------
   Allowance for doubtful
    accounts:
   Nine months ended December
    31, 2000.................   $2,627   $12,097 $17,432(1)    $5,510   $26,646
   Year ended March 31,
    2000.....................      --      2,627     --           --      2,627
   Year ended March 31,
    1999.....................      --        --      --           --        --

- --------
(1) Amount represents the allowance for doubtful accounts recorded as part of the allocation of purchase price to the assets and liabilities acquired in the TV Guide Transaction.

                                 EXHIBIT INDEX

 Exhibit
 Number                           Document Description
 -------                          --------------------
   2.1   Agreement and Plan of Merger dated as of October 4, 1999 among Gemstar
          International Group Limited, G Acquisition Subsidiary Corp. and TV
          Guide, Inc., as amended on February 7, 2000 (Incorporated by reference to Gemstar's Form S-4 Registration Statement (333-96407),
          filed February 8, 2000)

   3.1   Certificate of Incorporation of Gemstar International Group Limited
          (Incorporated by reference to Gemstar's Form S-4 Registration
          Statement (333-96407), filed February 8, 2000)

   3.2 Bylaws of Gemstar International Group Limited (Incorporated by reference to Gemstar's Form S-4 Registration Statement (333-96407), filed February 8, 2000)

   4.1   Amended and Restated Rights Agreement, by and between Gemstar
          International Group Limited, a Delaware corporation which is the continuation of Gemstar International Group Limited, a British Virgin
          Islands corporation, and American Stock Transfer & Trust Company, a
          New York company (Incorporated by reference to Gemstar's Form S-4
          Registration Statement (333-96407), filed February 8, 2000)

   4.2 Rights Amendments (Incorporated by reference to Gemstar's Form 8-K, filed February 8, 2000)

   4.3   Indenture between TV Guide, Inc. and The Bank of New York, as trustee, dated March 1, 1999 (Incorporated by reference to Form S-4
          Registration Statement of TV Guide, Inc. (333-78535), filed May 14,
          1999)

  10.1 Gemstar International Group Limited 1994 Stock Incentive Plan, as amended and restated, adopted on March 12, 1998 (Incorporated by reference to Gemstar's Form 10-K for the year ended March 31, 1998)

  10.2   TV Guide, Inc. Equity Incentive Plan (Incorporated by reference to
          Gemstar's Post Effective Amendment No. 2 on Form S-8 to Form S-4
          Registration Statement (333-96407), filed August 30, 2000)

  10.3 Gemstar International Group Limited Deferred Compensation Plan, effective as of January 30, 2000. (Incorporated by reference to Gemstar's Form 10-K for the year ended March 31, 2000)

  10.4   Trust under the Deferred Compensation Plan (Rabbi Trust) of Gemstar
          International Group Limited, effective as of January 30, 2000, by and between Gemstar International Group Limited and any appointed
          Subsidiary and Merrill Lynch Trust Company of California.
          (Incorporated by reference to Gemstar's Form 10-K for the year ended
          March 31, 2000)

  10.5   SERP Deferred Compensation Plan (a continuation and restatement of the
          United Video Management, Inc. and Affiliates Employers' SERP Deferred
          Compensation Plan); Trust under SERP Deferred Compensation Plan dated
          September 29, 1995 (Incorporated by reference to Form 10-Q of TV
          Guide, Inc. for the quarter ended September 30, 1995)

  10.6   Amended and Restated Employment Agreement, effective as of January 7,
          10.6 Amended and Restated Employment Agreement, effective as of
          January 7, 1998, among Gemstar International Group Limited, Gemstar
          Development Corporation and Henry C. Yuen (Incorporated by reference to Gemstar's Form 10-K/A for the year ended March 31, 1998, filed
          November 17, 1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

  10.7 Amendment No. 1 to Amended and Restated Employment Agreement, dated as of October 4, 1999, by and among Gemstar International Group Limited,
          Gemstar Development Corporation and Henry C. Yuen (Incorporated by reference to Gemstar's Form 8-K, filed February 8, 2000)

 Exhibit
 Number                           Document Description
 -------                          --------------------
  10.8   Amended and Restated Employment Agreement, dated as of March 31, 1998, among Gemstar International Group Limited, Gemstar Development
          Corporation and Elsie Leung (Incorporated by reference to Gemstar's
          Form 10-K/A for the year ended March 31, 1998, filed November 17,
          1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the
          Securities and Exchange Commission)

  10.9   Employment Agreement, entered into as of March 1, 1999, between TV
          Guide, Inc. and Peter C. Boylan III (Incorporated by reference to
          Gemstar's Form 8-K, filed February 8, 2000)

  10.10  Employment Agreement, entered into as of March 1, 1999, between TV
          Guide, Inc. and Joachim Kiener (Incorporated by reference to
          Gemstar's Form 8-K, filed February 8, 2000)

  10.11  Employment Agreement, dated as of July 22, 1999, among Gemstar
          International Group Limited, Gemstar Development Corporation and
          Stephen A. Weiswasser (Incorporated by reference to Gemstar's Form
          10-Q for the quarter ended June 30, 1999)

  10.12  Employment Agreement, dated August 1995, between Gemstar International
          Group Limited and Thomas L.H. Lau (Incorporated by reference to
          Gemstar's Form F-1 Registration Statement (33-79016), which was declared effective on October 10, 1995)

  10.13  Stockholders Agreement, dated as of October 4, 1999, by and among The
          News Corporation Limited, a South Australia, Australia corporation,
          Liberty Media Corporation, a Delaware corporation, Henry C. Yuen and
          Gemstar International Group Limited, a British Virgin Islands corporation (Incorporated by reference to Gemstar's Form 8-K, filed
          February 8, 2000)

  10.14 Facility A Loan Agreement for $300,000,000 Revolving Credit Facility among TV Guide, Inc. and various Financial Institutions, dated as of March 1, 1999 (Incorporated by reference to Form 10-Q of TV Guide,
          Inc. for the quarter ended March 31, 1999)

  10.15  First Amendment and Waiver to Facility A Loan Agreement among TV
          Guide, Inc. and various Financial Institutions, dated as of February
          25, 2000 (Incorporated by reference to Form 10-K of TV Guide, Inc.
          for the year ended December 31, 1999)

  10.16 Second Amendment to Facility A Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 9, 2001
          (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 2000)

  10.17 Facility B Loan Agreement for $300,000,000 364-day Credit Facility among TV Guide, Inc. and various Financial Institutions, dated as of March 1, 1999 (Incorporated by reference to Form 10-Q of TV Guide,
          Inc. for the quarter ended March 31, 1999)

  10.18  First Amendment and Waiver to Facility B Loan Agreement among TV
          Guide, Inc. and various Financial Institutions, dated as of February
          25, 2000 (Incorporated by reference to Form 10-K of TV Guide, Inc.
          for the year ended December 31, 1999)

  10.19 Second Amendment to Facility B Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 9, 2001
          (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 2000)

  21.1   List of Subsidiaries (Filed herewith)

  23.1   Independent Auditors' Consent and Report on Schedule (Filed herewith)