Form 10-KT/A
period 2000-12-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2001-04-30
CIK 923282

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

(Mark One)

[_]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended

                                      or

[X]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                                (626) 792-5700
             (Registrant's telephone number, including area code:)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share
                               (Title of Class)

                               ---------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 31, 2001, there were 411,319,000 shares of the Registrant's common stock outstanding, par value $.01 per share ("Common Stock"), which is the only class of common stock of the Registrant. As of March 31, 2001, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $4.6 billion, based on the closing sales price of $28.75 per share as reported by the Nasdaq National Market System. Shares of common stock held by officers, directors and five percent holders have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   The Registrant's transition report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 is hereby amended as follows:

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Information with Respect to Directors

   The following table sets forth certain information with respect to each director of Gemstar--TV Guide International, Inc. ("Gemstar" or the "Company").

    Name and Age                                                      Director    Year Term
 (as of April, 2001)        Position and Business Experience           Since       Expires
 -------------------        --------------------------------          --------    ---------
 Henry C. Yuen...... Dr. Yuen is a co-founder of the Company and     April 1992      2003
 (51)                has served as the Company's Chief Executive
                     Officer since August 1994, as President from
                     August 1994 to July 2000, as a director since
                     April 1992, and as Chairman of the Board of
                     Directors of the Company since January 1999.
                     Dr. Yuen invented the Company's VCR Plus+
                     system and co-founded Gemstar in 1989. Prior
                     to the founding of Gemstar, Dr. Yuen was a
                     research scientist and Technical Fellow at
                     TRW, Inc., and held faculty positions at New
                     York University Courant Institute of
                     Mathematical Sciences and the California
                     Institute of Technology. Dr. Yuen holds a
                     B.S. (Mathematics) from the University of
                     Wisconsin, a Ph.D. (Applied Mathematics) from
                     the California Institute of Technology, and a
                     J.D. from Loyola University School of Law.
                     Dr. Yuen has over 70 published scientific
                     papers, 25 issued patents, and over 100
                     pending patents. Dr. Yuen is a member of the
                     State Bar of California.

 Elsie Ma Leung .... Ms. Leung has served as the Company's Chief     April 1994      2003
 (54)                Financial Officer since August 1994 and as a
                     director of the Company since April 1994.
                     Since July 2000, Ms. Leung has also served as
                     Co-President and Co-Chief Operating Officer
                     and as a member of the Office of the Chief
                     Executive. Ms. Leung founded a public
                     accounting firm, Leung, Kaufman & Co., in
                     1983 and was its managing partner until
                     joining the Company. Ms. Leung also served as
                     Chief Financial Officer of American Plant
                     Growers, Inc. from 1988 to 1993. Prior to
                     1983, Ms. Leung performed audit duties at
                     Kenneth Leventhal & Company. Ms Leung is a
                     Certified Public Accountant. Ms. Leung holds
                     a B.A. (Accounting) from California State
                     University, Los Angeles.

      Name and Age                                                       Director    Year Term
   (as of April, 2001)          Position and Business Experience           Since      Expires
   -------------------          --------------------------------         --------    ---------
 Peter C. Boylan III.... Mr. Boylan has been co-President and Chief      July 2000      2003
 (37)                    Operating Officer, a member of the Office of
                         the Chief Executive and a Director of the
                         Company and co-Chairman and Chief Executive
                         Officer and co-President of TV Guide, Inc.
                         ("TV Guide") since July 2000. Mr. Boylan
                         served as President and Chief Operating
                         Officer of TV Guide from June 1999 through
                         July 2000; Executive Vice President of TV
                         Guide from March 1999 to June 1999; President
                         of TV Guide from August 1997 to March 1999;
                         Chief Operating Officer of TV Guide from
                         December 1996 to March 1999 and Executive
                         Vice President and Chief Financial Officer of
                         TV Guide from October 1994 to December 1996.
                         Mr. Boylan has been a director of TV Guide
                         since July 1995. Mr. Boylan is also a
                         director of BOK Financial Corporation.

 Joachim Kiener......... Mr. Kiener has been co-President and Chief      July 2000      2003
 (48)                    Operating Officer, a member of the Office of
                         the Chief Executive and a Director of the
                         Company and co-Chairman and Chief Executive
                         Officer and co-President of TV Guide since
                         July 2000. Mr. Kiener served as Chairman of
                         the Board and Chief Executive Officer of TV
                         Guide from June 1999 through July 2000 and
                         President of TV Guide from March 1999 to June
                         1999 and has been a Director of TV Guide
                         since March 1999. Mr. Kiener was President
                         and Chief Operating Officer of News America
                         Publishing Group, a division of News Corp.,
                         from March 1998 to March 1999. He joined News
                         Corp. as Executive Vice President and Chief
                         Operating Officer of HarperCollins Publishers
                         in September 1996. Prior to joining
                         HarperCollins Publishers, Mr. Kiener spent
                         seven years in various senior executive
                         positions at EMI-Capitol Music Group, N.A.

 Stephen A. Weiswasser.. Mr. Weiswasser served as a director,            July 1999    Resigned
 (60)                    Secretary, Executive Vice President and                     effective
                         General Counsel of the Company from July 1999              December 31,
                         until December 31, 2000. Mr. Weiswasser has                   2000.
                         been a partner at the law firm of Covington &
                         Burling from April 1998 to present. From 1995
                         to 1998, Mr. Weiswasser served as the Chief
                         Executive Officer of Americast. Prior to his
                         position with Americast, Mr. Weiswasser
                         served as a Senior Vice President of Capital
                         Cities/ABC Inc., and held a number of other
                         senior executive positions with that company
                         from 1986 to 1995. Mr. Weiswasser holds a
                         B.A. from Wayne State University and a J.D.
                         from Harvard Law School.

    Name and Age                                                      Director     Year Term
 (as of April, 2001)        Position and Business Experience            Since       Expires
 -------------------        --------------------------------          --------     ---------
 Jonathan Orlick.... Mr. Orlick has served as a director of the      March 2001       2002
 (43)                Company since March 2001, and has been the
                     Senior Vice President, Intellectual Property
                     and Licensing since 1997. Mr. Orlick has also
                     served as Vice President, Intellectual
                     Property and Licensing, General Counsel, and
                     Secretary for Starsight Telecast, Inc., since
                     1996. Mr. Orlick also is a director of Norpak
                     Corporation.

 George Carrier..... Dr. Carrier has served as a director of the     August 1994      2002
 (82)                Company since August 1994. He served on the
                     faculty of Harvard University from 1952 until
                     he retired in 1988. While at Harvard, he
                     served as the Gordon McKay Professor of
                     Mechanical Engineering and T. Jefferson
                     Coolidge Professor of Applied Mathematics.
                     Since 1995, Dr. Carrier has served as a
                     private consultant to TRW Inc.'s Aerospace
                     and Automotive Divisions, since 1992 has
                     served as a private consultant to the
                     National Science Foundation and is a
                     consultant for Fendell Associates. Dr.
                     Carrier holds a B.S. (Mechanical Engineering)
                     from Cornell University and a Ph.D. (Applied
                     Mechanics) from Cornell University.

 Robert Bennett..... Mr. Bennett has been a director of the           July 2000       2002
 (43)                Company since July 2000. Previously, Mr.
                     Bennett was a Director of TV Guide from
                     February 1998 to July 2000. Mr. Bennett has
                     also been President and Chief Executive
                     Officer of Liberty Media Corporation since
                     April 1997, Executive Vice President of Tele-
                     Communications, Inc., from April 1997 to
                     March 1999, Executive Vice President, Chief
                     Financial Officer, Secretary and Treasurer of
                     Liberty Media Corporation from June 1995
                     through March 1997, Senior Vice President of
                     Liberty Media Corporation from September 1991
                     to June 1995, and acting Chief Financial
                     Officer of Liberty Digital, Inc., from June
                     1997 to July 1997. Mr. Bennett is also the
                     Chairman of the Board of Liberty Digital,
                     Inc., and a director of Liberty Livewire
                     Corporation, Liberty Satellite & Technology,
                     Inc., USANi, LLC and Teligent, Inc.

    Name and Age                                                                      Year Term
 (as of April, 2001)        Position and Business Experience         Director Since    Expires
 -------------------        --------------------------------         --------------   ---------
 Chase Carey........ Mr. Carey has been a director of the Company      July 2000         2002
 (47)                since July 2000. Mr. Carey was previously a
                     Director of TV Guide from March 1999 to July
                     2000 and has been Director of Fox
                     Entertainment Group, Inc. and Co-Chief
                     Operating Officer of Fox Entertainment Group,
                     Inc. since August 1998. Mr. Carey is an
                     Executive Director and has been the Co-Chief
                     Operating Officer of News Corp. and a
                     Director and Executive Vice President of News
                     America Incorporated since 1996. Mr. Carey
                     has served as the Chairman and Chief
                     Executive Officer of Fox Television since
                     July 1994. Mr. Carey joined Fox, Inc.
                     (predecessor of Fox Entertainment Group,
                     Inc.) in 1990 as Executive Vice President,
                     served as Chief Financial Officer, and
                     assumed the title of Chief Operating Officer
                     in February 1992. Prior to joining Fox
                     Television, Mr. Carey worked at Columbia
                     Pictures in several executive positions. Mr.
                     Carey is also a member of the Boards of
                     Directors of Gateway, Inc., NDS Group plc,
                     and The News Corporation Limited.

 Douglas B. Macrae.. Mr. Macrae has served as a director of the      September 1997      2001
 (42)                Company since September 1997. Mr. Macrae
                     founded VideoGuide Inc., a wholly-owned
                     subsidiary of the Company, in September 1993
                     and has served as its President since that
                     time. Mr. Macrae currently serves as Chairman
                     of the Board of GCC Technologies, Inc., a
                     privately held company that designs,
                     licenses, manufactures and sells consumer
                     electronics and computer products. Mr. Macrae
                     is currently a director of Norpak Corporation
                     and a director of @TV Media.

 James E. Meyer..... Mr. Meyer has served as a director of the          May 1997         2001
 (46)                Company since May 1997. Mr. Meyer has served
                     as the Senior Executive Vice President and
                     Chief Operating Officer for Thomson Consumer
                     Electronics, Inc. ("Thomson")
                     since 1997. Mr. Meyer served as Senior Vice
                     President Product Management for Thomson from
                     1992 to 1996. From December 1996 to September
                     1997, Mr. Meyer served as Executive Vice
                     President, Marketing & Sales-Americas for
                     Thomson. Since June 1995. Mr. Meyer also
                     serves as a director for Mikohn Gaming
                     Corporation and Geocast Systems.

        Name and Age                                                        Director    Year Term
    (as of April, 2001)            Position and Business Experience           Since      Expires
    -------------------            --------------------------------         --------    ---------
 J. David Wargo............ Mr. Wargo has been a director of the Company    July 2000      2001
 (47)                       since July, 2000. Previously, Mr. Wargo was a
                            director of TV Guide from January 25, 1996 to
                            July, 2000. Mr. Wargo has been President of
                            Wargo & Company, a private investment company
                            specializing in the communications industry,
                            since January 1993. Mr. Wargo was a Managing
                            Director of The Putnam Companies from
                            December 1989 to December 1992. Mr. Wargo is
                            a director of On Command Corporation and
                            Liberty Digital, Inc.

 Nicholas Donatiello, Jr... Mr. Donatiello has been a director of the       July 2000      2001
 (40)                       Company since July, 2000. Mr. Donatiello was
                            a Director of TV Guide from June 23, 1999 to
                            July, 2000 and has been the President and
                            Chief Executive Officer of Odyssey Ventures,
                            Inc., which is the general partner of
                            Odyssey, L.P., since September 1993. Odyssey,
                            L.P. is principally engaged in conducting
                            market research of consumer adoption and
                            usage of new media products and services.
                            Prior to founding Odyssey, he was Press
                            Secretary and Campaign Manager for U.S.
                            Senator Bill Bradley and a consultant with
                            McKinsey and Co.

   Arrangements with respect to the election of directors exist in the Stockholders Agreement entered into by Henry C. Yuen, Liberty Media Corporation, The News Corporation Limited and Gemstar which became effective upon the completion of the merger between the Company and TV Guide, Inc., on July 12, 2000 (the "Merger"). Henry C. Yuen and designees of Mr. Yuen, Liberty and News Corp. have agreed (1) to vote for, or to use their best efforts to cause their respective designees on the board of directors to vote for, Mr. Yuen's election as a director and appointment as Chairman of the Board and Chief Executive Officer until the earlier of the fifth anniversary of the completion of the Merger and the date Mr. Yuen ceases to be Chief Executive Officer of the Company other than as a result of his termination without cause and (2) to vote for the election to the board of five other persons (including two independent directors) designated by Mr. Yuen until the earlier of the fifth anniversary of the completion of the Merger and the date Mr. Yuen ceases to be Chief Executive Officer of the Company other than as a result of his termination without cause, provided that if Mr. Yuen should die or become disabled during such five-year period Liberty and News Corp. have each agreed, for the remainder of the five- year period, to continue to vote for the election to the board of the directors formerly designated by Mr. Yuen or their successors (including Mr. Yuen's successor) and to vote against their removal except for cause. For so long as Liberty and News Corp. are committed to vote for Mr. Yuen and his designees, Mr. Yuen has agreed to vote his shares of Gemstar common stock for the election to the Gemstar board of three designees of Liberty (including one independent director) and three designees of News Corp. (including one independent director). Each of Liberty's and News Corp.'s right to designate directors generally shall be reduced by one director upon the transfer of 90% or more of its respective shares of common stock of the Company, but if the transfer of any of the shares was from one to the other then the total number of directors Liberty and News Corp. have the right to designate will not be reduced. Liberty and News Corp. have the right to allocate designees to the Gemstar board between one another as they may agree in connection with any transfer of shares among Liberty, News Corp. and their respective controlled related parties. Mr. Yuen's designees are Elsie Ma Leung, Jonathon Orlick, George Carrier, Douglas B. Macrae and James E. Meyer. Liberty's designees are Peter C. Boylan III, Robert Bennett and J. David Wargo. News Corp.'s designees are Joachim Kiener, Nicholas Donatiello, Jr. and Chase Carey.

 Executive Officers

   The following table sets forth certain information regarding the current executive officers of the Company:

                                                                     Executive
                      Age as of                                       Officer
        Name         April, 2001       Position and Office.            Since
        ----         -----------       --------------------         -----------
 Henry C. Yuen            51     Chief Executive Officer and        August 1994
                                 Chairman of the Board.
 Elsie Ma Leung           54     Chief Financial Officer, Co-       August 1994
                                 President and Co-Chief Operating
                                 Officer, member of the Office of
                                 the Chief Executive.
 Peter C. Boylan III      37     Co-President and Co-Chief          July 2000
                                 Operating Officer, member of the
                                 Office of the Chief Executive,
                                 and chairman and Chief Executive
                                 Officer of certain business
                                 units.
 Joachim Kiener           48     Co-President and Co-Chief          July 2000
                                 Operating Officer, member of the
                                 Office of the Chief Executive,
                                 and chairman and Chief Executive
                                 Officer of certain business
                                 units.

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

   Based solely on its review of the copies of such reports and written representations from certain reporting persons that certain reports were not required to be filed by such persons, the Company believes that all of its directors, officers and beneficial owners complied with all of the filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2000, except that Mr. Meyer inadvertently failed to timely file five Form 4's in respect of five transactions involving Gemstar-- TV Guide common stock effected in 2000, and Mr. Macrae inadvertently failed to timely file three Form 4's in respect of four transactions involving Gemstar-- TV Guide Common stock effected in 2000. Mr. Meyer and Mr. Macrae subsequently made the appropriate filings to report these transactions.

ITEM 11. EXECUTIVE COMPENSATION

 SUMMARY COMPENSATION TABLE

   The following table sets forth certain summary information concerning the compensation paid by the Company for the twelve months ended December 31, 2000 and the fiscal years ended March 31, 2000 and March 31, 1999 to the Company's principal executive officer and the four other most highly compensated executive officers during the year ended December 31, 2000 (collectively, the "Named Executive Officers"):

                                            Annual Compensation                           Long Term Compensation
                                          -------------------------                     --------------------------
                                                                                        Restricted    Securities
Name and                                                                 Other Annual      Stock      Underlying
Principal Positions        Fiscal Year    Salary ($) (1)  Bonus ($)    Compensation ($) Award(s)($) Options (#)(2)
-------------------     ----------------- --------------  ---------    ---------------- ----------- --------------
Henry C. Yuen ...       December 31, 2000   2,255,443(3)           (4)     233,710(5)       --        3,371,339
 Chief Executive        March 31, 2000      1,921,590     2,911,714            --           --        3,438,984
  Officer and
 Chairman of the        March 31, 1999      1,534,833     2,215,167            --           --        4,220,980
  Board
Elsie Ma Leung ..       December 31, 2000     961,634(3)           (4)      73,469(5)       --        2,400,000
 Chief Financial        March 31, 2000        819,292       327,717            --           --              --
 Officer,               March 31, 1999        700,000       280,000            --           --              --
 Co-President and Co-
 Chief
 Operating Officer
Stephen A.
 Weiswasser .....       December 31, 2000     760,947(3)     18,750         77,453(5)       --              --
 Former Executive       March 31, 2000        520,192        75,000            --           --          327,118
  Vice
 President and General  March 31, 1999            --            --             --           --              --
 Counsel
Joachim Kiener ..       December 31, 2000     412,597(7)    139,315(8)         --           --              --
 Co-President and       March 31, 2000            --            --             --           --              --
  Co-Chief
 Operating              March 31, 1999            --            --             --           --              --
  Officer
Peter C. Boylan
 III.............       December 31, 2000    405, 685(7)    142,759(8)     286,833(5)       --              --
 Co-President and       March 31, 2000            --            --             --           --              --
  Co-Chief
 Operating              March 31, 1999            --            --             --           --              --
  Officer
Name and                   All Other
Principal Positions     Compensation ($)
-------------------     ----------------
Henry C. Yuen ...           487,544(6)
 Chief Executive            490,159
  Officer and
 Chairman of the            492,144
  Board
Elsie Ma Leung ..             1,400(6)
 Chief Financial              1,400
 Officer,                     1,333
 Co-President and Co-
 Chief
 Operating Officer
Stephen A.
 Weiswasser .....             1,400(6)
 Former Executive               --
  Vice
 President and General          --
 Counsel
Joachim Kiener ..            19,342(9)
 Co-President and               --
  Co-Chief
 Operating                      --
  Officer
Peter C. Boylan
 III.............            15,303(9)
 Co-President and               --
  Co-Chief
 Operating                      --
  Officer

-------
 (1) The salary paid to each of the Named Executive Officers represents each such officer's adjusted base salary for each of the indicated periods calculated pursuant to the applicable formula under such officer's employment agreement with the Company or Gemstar Development Corporation, a wholly owned subsidiary of the Company, ("GDC") as the case may be.

 (2) Number of securities has been adjusted to reflect the 2-for-1 stock split effected in May 1999 and the 2-for-1 stock split effected in December 1999.

 (3) In November of 2000, the Company changed its fiscal year from March 31st to December 31st, and as a result, salary figures reported here for the twelve months ended December 31, 2000 include overlap from January 1, 2000 to March 31, 2000 with salary figures for fiscal year ending March 31, 2000. The amount of overlap is as follows: Mr. Yuen: $494,387; Ms. Leung:
     $210,778; Mr. Weiswasser: $187,500.

 (4) As a result of the consummation of a significant transaction through the Company's acquisition of TV Guide in July 2000 and the Company's change in fiscal year from March 31st to December 31st in November of this year, bonus amounts for the year ended December 31, 2000 have not yet been calculated.

 (5) Amount represents other benefits paid pursuant to executive employment agreements.

 (6) The amounts shown include the following:

   (a) Matching contributions by the Company under the Gemstar Employees 401(k) and Profit Sharing Plan, which permit salaried employees to make tax- deferred contributions of a portion of their base compensation pursuant to Section 401(k) of the Code. Effective January 1, 1998, GDC's matching contribution was an amount equal to 100% of up to 2% of a participant's compensation contributed, up to applicable limits under the Code.

   (b) Premiums paid for split dollar life insurance policies.

 (7) Amount represents salary paid from July 12, 2000 through December 31, 2000. Mr. Boylan and Mr. Kiener became officers of the Company on July 12, 2000 upon consummation of the Merger with TV Guide.

 (8) Bonus attributable to the year ended December 31, 2000, pro-rated for the period from July 12, 2000 through December 31, 2000. Mr. Boylan and Mr. Kiener became officers of the Company on July 12, 2000 upon consummation of the Merger with TV Guide.

 (9) Amounts shown include employer matching on SERP deferrals and group term life insurance premiums.

 SUMMARY OF OPTION GRANTS

   The following table provides certain summary information concerning grants of options to the Named Executive Officers of the Company during the year ended December 31, 2000.

                     Option Grants in the Last Fiscal Year

                                                                     Potential Realizable
                                    % of Total                     Value at Assumed Annual
                         Number of   Options                               Rates of
                         Securities Granted to Exercise            Stock Price Appreciation
                         Underlying Employees   Price                  for Option Term
                          Options   in Fiscal    per    Expiration ------------------------
Name                      Granted      Year     Share      Date         5%          10%
----                     ---------- ---------- -------- ---------- ----------- ------------
Henry C. Yuen...........    41,159      0.7%   $42.438  5/31/2010  $ 1,098,494 $  2,783,799
                         3,330,180     54.3%   $47.188  6/01/2010  $98,827,353 $250,447,916
Elsie Ma Leung.......... 2,400,000     39.2%   $39.813  4/13/2010  $60,091,636 $152,284,004
Stephen A. Weiswasser...       --       --         --         --           --           --
Joachim Kiener..........       --       --         --         --           --           --
Peter C. Boylan III.....       --       --         --         --           --           --

 Summary of Options Exercised

   The following sets forth certain summary information concerning the exercise of stock options by the Named Executive Officers during the year ended December 31, 2000 together with the fiscal year-end value of unexercised options.
   Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

                                                      Number of Securities
                                                           Underlying            Value of Unexercised
                                                     Unexercised Options at      in the Money Options
                                           Value       Fiscal Year End (1)      at Fiscal Year End (2)
                         Shares Acquired  Realized  ------------------------- --------------------------
          Name             on Exercise      ($)     Exercisable Unexercisable Exercisable  Unexercisable
          ----           --------------- ---------- ----------- ------------- ------------ -------------
Henry C. Yuen...........         --             --  21,195,596   16,714,607   $879,759,026 $444,083,212
Elsie Ma Leung..........      10,000        349,000  5,230,000    4,800,000   $213,770,500 $107,848,800
Stephen A. Weiswasser...      81,780      4,038,296        --           --             --           --
Joachim Kiener..........     250,000     17,324,500     39,212    1,105,168   $  1,062,841 $ 15,605,579
Peter C. Boylan III.....      11,553        942,609  1,600,941    1,105,168   $ 58,794,228 $ 15,605,579

--------
(1) Number of securities and exercise price has been adjusted to reflect the 2-for-1 stock split effected in May 1999 and the 2-for-1 stock split effected in December 1999.

(2) Market Value of the securities underlying the options at year-end, minus the exercise price or base price of "in the money" options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   From January 1, 2001 to July 12, 2000, the Company's Compensation Committee consisted of Dr. George Carrier and Mr. Teruyuki Toyama, neither of whom is an officer or employee of the Company or was previously an officer or employee of the Company. Mr. Teruyuki resigned as a Director effective July 12, 2000.

   Since July 12, 2000, the members of the Compensation Committee have been Dr. Henry Yuen, Dr. George Carrier, Mr. James Meyer, Mr. Robert Bennett and Mr. Chase Carey. Dr. Yuen is an officer of the Company. Mr. Carrier, Mr. Meyer, Mr. Bennett and Mr. Carey are not and have never been employees or officers of the Company.

EMPLOYMENT CONTRACTS

   In July 2000, Gemstar consummated a significant transaction through its acquisition of TV Guide and in November of 2000, the Company changed its fiscal year from March 31st to December 31st. The Company's Compensation Committee is currently considering the impact of these events on the calculations of the annual incentive and merit bonuses described below for its Chief Executive Officer and Chief Financial Officer for the fiscal year ending December 31, 2000 and on a going forward basis.

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

   The New Yuen Agreement also provides for the payment to Dr. Yuen of a merit bonus (the "Merit Bonus") which is equal to a percentage of Dr. Yuen's then-current Base Salary (reflecting any prior adjustments), equal to the percentage increase, if any, in the Company's consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for its most recently completed fiscal year from the Company's EBITDA for the comparable period in the immediately preceding fiscal year. Upon consummation of the Merger on July 12, 2000, the Merit Bonus is equal to a Adjusted Percentage of Dr. Yuen's then-current Base Salary (reflecting any prior adjustments). The Adjusted Percentage is equal to the product of (i) the percentage increase per outstanding share, if any, from the previous fiscal year in the Company's consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") plus (ii) the percentage increase per outstanding share, if any, from the previous fiscal year in that portion of the Company's consolidated EBITDA attributable to the business being conducted by the Company and its subsidiaries prior to the Merger. The product of (i) and (ii) is then multiplied by .125.

   The New Yuen Agreement also provides for the payment to Dr. Yuen of an additional bonus (the "Annual Incentive Bonus"), which as of the end of the fiscal year 2000 was tied to the annual rate of growth of the Company's consolidated earnings per share. Upon consummation of the Merger on July 12, 2000, the Annual Incentive Bonus will be equal to the Adjusted Percentage times the Base Salary.

   The New Yuen Agreement allows Dr. Yuen to elect to receive the Merit Bonus and the Annual Incentive Bonus in the form of options to acquire common stock of the Company in lieu of receiving the Merit Bonus and the Annual Incentive Bonus in cash. The Company granted Dr. Yuen options to purchase 41,159 shares of common stock of the Company in lieu of paying a portion of Dr. Yuen's Merit Bonus and Annual Incentive Bonus in cash. Under the New Yuen Agreement, the aggregate dollar amount of Dr. Yuen's Base Salary (as adjusted), Merit Bonus, and Annual Incentive Bonus for each compensation period is subject to an annual limitation, which was increased upon consummation of the Merger on July 12, 2000.

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

   The New Yuen Agreement provided for the immediate grant to Dr. Yuen of options to purchase 16,650,900 shares of common stock of the company and annual grants of options to purchase 3,330,180 shares of common stock (as adjusted for all stock splits). The Company's shareholders approved these stock option grants to Dr. Yuen at the 1998 Special Meeting. Dr. Yuen is also entitled to $1,000 a month automobile allowance and other benefits, including, health insurance and participation in bonus and incentive and stock option compensation plans.

   The New Yuen Agreement entitles Dr. Yuen to terminate the New Yuen Agreement within 90 days following a change of control (as defined below), in which event (1) he would be entitled to receive (a) a lump-sum payment equal to five times his then-current Base Salary, (b) for a period of 60 months following such termination, all other elements of his compensation provided under the New Yuen Agreement, (2) all unvested options granted to him pursuant to the New Yuen Agreement would immediately vest in full and would be exercisable for their full term and all previously granted vested options to acquire shares of common stock will remain fully exercisable for their full term. A "change of control" is defined as of the end of the fiscal year 2000 as the occurrence of any of the following: (i) the acquisition (other than from the Company directly or from any Company shareholder who was, as of the effective date of the New Yuen Agreement, a 25% shareholder of the Company) by any person or entity of beneficial ownership of 25% or more of the Company's outstanding shares; (ii) the acquisition (other than from GDC directly or from any GDC shareholder who was, as of the effective date of the New Yuen Agreement, a 25% shareholder of GDC) by any person or entity of beneficial ownership of 25% or more of GDC's outstanding shares; (iii) during any period of two consecutive years, individuals who, at the beginning of such period, constituted the board of directors of the Company or GDC (together with any new directors whose election or appointment to such board of directors or whose nomination for election by the shareholders of the Company or GDC was approved by Dr. Yuen or by a vote of a majority of the directors then still in office who are either directors at the beginning of such period or whose election, appointment or nomination for election was previously so approved) cease for any reason to constitute a majority of the board of directors of the Company or GDC then in office; (iv) approval by the board of directors or a majority of the shareholders of either the Company or GDC of a merger, reorganization, combination or consolidation whereby the shareholders of either the Company or GDC immediately prior to such approval will not, immediately after consummation of such reorganization, merger, combination or consolidation own more than 50% of the voting stock of the surviving entity; or (v) a liquidation or dissolution of either the Company or GDC or the sale of all or substantially all of the assets of either the Company or GDC, unless the successor to the assets in any such liquidation, dissolution or sale, is the Company or any of its subsidiaries. This definition was modified upon the consummation of the Merger on July 12, 2000 to exclude from the definition of a change in control the acquisition from Dr. Yuen of more than 25% of the Company's outstanding shares pursuant to a right of first refusal granted Dr. Yuen to Liberty Media Corporation and The News Corporation Limited pursuant to a shareholders agreement entered into in connection with the Merger.

   Under the New Yuen Agreement, as well as under a similar provision under Dr. Yuen's former employment agreement, all inventions, designs, improvements, patents, copyrights, discoveries and other intellectual property which (i) are developed by Dr. Yuen while performing his duties for GDC or using GDC's equipment or trade secret information, (ii) are related at the time of conception to GDC's business or actual or demonstrably anticipated research, or (iii) result from any work performed by Dr. Yuen for GDC, are the property of GDC, if and only to the extent GDC can show by clear and convincing evidence that such property is GDC's property.

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

   Under the New Leung Agreement, Ms. Leung will serve as Chief Financial Officer of the Company and Chief Operating Officer and Chief Financial Officer of GDC. Ms. Leung will also serve as a director of the Company, GDC and StarSight. Ms. Leung receives a base salary of $700,000 per year, with annual adjustments based upon the Company's consolidated revenues. The New Leung Agreement also provides that Ms. Leung may receive an annual incentive bonus based upon the Company's consolidated earnings per share. Under the New Leung Agreement, Ms. Leung was granted options on March 31, 1998 to purchase 4,800,000 shares of common stock and options on April 13, 2000 to purchase 2,400,000 shares of common stock (as adjusted for all stock splits), scheduled to vest ratably over the term of the New Leung Agreement. Ms. Leung is also entitled to a $750 per month automobile allowance and other benefits, including health insurance and participation in bonus and incentive and stock option compensation plans.

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

   The employment agreement provides that Mr. Kiener will serve as Co-President and Co-Chief Operating Officer of the Company, member of the Office of the Chief Executive of the Company, and Chairman and Chief Executive Officer of certain TV Guide business divisions. Mr. Kiener's annual base salary was initially $875,000. The base salary will be increased annually by any percentage increase in the Consumer Price Index. The employment agreement provides for an annual incentive bonus at a target amount of 50% of Mr. Kiener's annual base salary in effect on the last day of the applicable compensation period. The actual amount of the bonus will be based on criteria to be determined each year by mutual agreement of Mr. Kiener and the Chief Executive Officer of the Company. There is no guaranteed minimum bonus.

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

 Employment Agreement with Peter C. Boylan III.

   TV Guide and Mr. Boylan entered into an employment agreement effective March 1, 1999, which was assumed by the Company on July 12, 2000 with terms and provisions identical to those in the new employment agreement between the Company and Mr. Kiener discussed above in the immediately preceding six paragraphs, except that: (1) Mr. Boylan is Co- President and Co-Chief Operating Officer of the Company, member of the Office of the Chief Executive of the Company, and Chairman and Chief Executive Officer of certain other TV Guide business divisions; and (2) Mr. Boylan's annual base salary was initially $750,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information with respect to the beneficial ownership of the common shares of the Company as of March 31, 2001 for each person who owns more than 5% of the outstanding common stock of the Company.

                                                     Amount and
 Title                                                Nature of
   of                                                Beneficial     Percent
 Class      Name and Address of Beneficial Owner    Ownership (1) of Class (1)
 -----      ------------------------------------    ------------- ------------
 Common
  Stock  Henry Yuen (2)                              36,518,724       8.38%
 Common
  Stock  Thomas L.H. Lau (3)                         40,000,000       9.72%
 Common
  Stock  Liberty Media Corporation (4)               87,465,738      21.26%
 Common
  Stock  The News Corporation Limited (5)            87,465,738      21.26%
 Common
  Stock  American Century Investment Management (6)  24,706,986        6.0%

--------
(1) Applicable percentage of ownership is based on 411,319,000 shares of common stock outstanding as March 31, 2001 together with applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that are currently exercisable or that become exercisable within 60 days following March 31, 2001 are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each of the shareholders named in this table has sole voting and dispositive power with respect to the shares of common stock shown as beneficially owned by such shareholder.

(2) Amount includes 11,942,960 shares of common stock and 24,575,764 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following March 31, 2001.

(3) According to Schedule 13G filed with the Securities and Exchange Commission on February 16, 2001, Mr. Lau held 40,000,000 shares as of February 16, 2001. Shares are owed of record by Dynamic Core Holdings Limited, and Mr. Lau is beneficial owner of all of the outstanding shares of Dynamic Core Holdings Limited. The address of Mr. Lau is 26/F., MassMutual Tower, 38 Gloucester Road, Hong Kong.

(4) The address of Liberty Media Corporation is 9197 South Peoria Street, Englewood, Colorado 80112. 16,761,150 shares are owned of record by Liberty TVGIA, Inc., a Delaware Corporation and wholly owned subsidiary of Liberty Media Corporation, and 70,704,588 shares are owned of record by Liberty UVSG,

   Inc. a Colorado corporation and wholly owned subsidiary of Liberty Media Corporation. Liberty is a subsidiary of Tele-Communications, Inc., which in turn is a subsidiary of AT&T Corp. Liberty Media Corporation and The News Corporation Limited have entered into an agreement pursuant to which The News Corporation Limited will purchase Liberty Media Corporation's common stock in the Company. This transaction has not yet closed pending regulatory approval.

(5) All 87,465,783 shares are owned of record by Sky Global Networks, Inc., ("SGN") previously named TVG Holdings, Inc., an indirect subsidiary of The News Corporation Limited ("News Corp."). News Corp, as a person who may be deemed to control SGN, may also be deemed to indirectly beneficially own such shares. By virtue of ordinary shares of News Corp. owned by (i) Mr.
    K. Rupert Murdoch and members of his family, (ii) (A) Cruden Investments Pty. Limited, a private Australian investment company owned by Mr. Murdoch, members of his family and certain charities, and (B) a subsidiary of Cruden; and (iii) corporations which are controlled by trustees of settlements and trusts set up for the benefit of the Murdoch family, charities and other persons, and Mr. Murdoch's positions as Chairman and Chief Executive Officer of News Corp., Mr. Murdoch may be deemed to control the operations of News Corp., and may therefore be deemed to indirectly beneficially own such shares of SGN. News Corp. and Mr. Murdoch have disclaimed beneficial ownership of such shares. The address of SGN is 1300 North Market Street, Suite 404, Wilmington, Delaware 19801; the address of News Corp. is 2 Holt Street, Sydney, New South Wales 2010, Australia; the address of News Publishing Australia Limited is 1300 North Market Street, Suite 404, Wilmington, Delaware 19801; and the address of Mr. Murdoch is 10201 West Pico Boulevard, Los Angeles, California 90035. Liberty Media Corporation and The News Corporation Limited have entered into an agreement pursuant to which The News Corporation Limited will purchase Liberty Media Corporation's common stock in the Company. This transaction has not yet closed pending regulatory approval.

(6) According to a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2001 jointly by American Century Investment Management, Inc., and American Century Mutual Funds, Inc., American Century Investment Management Inc. is a registered investment advisor, manages, pursuant to management agreements, the investments of thirteen registered investment companies, including American Century Mutual Funds, Inc. American Century Investment Management, Inc. reported having sole voting and dispositive power with respect to 24,706,986 shares of Common Stock of the Company, and American Century Mutual Funds, Inc., reported having sole voting and dispositive power with respect to 24,649,186 shares of Common Stock of the Company,

                       SECURITY OWNERSHIP OF MANAGEMENT

   The following table sets forth certain information with respect to beneficial ownership of the common stock of the Company as of March 31, 2001 for the directors and officers of the Company.

                                                    Amount and
                                                     Nature of
  Title of                                          Beneficial       Percent
   Class           Name of Beneficial Owner        Ownership (1)   of Class (1)
  --------         ------------------------        -------------   ------------
Common Stock   Henry Yuen (2)                       36,518,724         8.38%
Common Stock   Elsie Leung (3)                       6,039,472         1.45%
Common Stock   Stephen Weiswasser                            0            *
Common Stock   Douglas Macrae (4)                    1,044,000            *
Common Stock   James E. Meyer                            1,000            *
Common Stock   George Carrier (5)                       88,000            *
Common Stock   Joachim Kiener (5)                       65,504            *
Common Stock   Peter Boylan (6)                      1,640,830            *
Common Stock   Robert Bennett (5)                       39,438            *
Common Stock   Chase Carey                                   0            *
Common Stock   J. David Wargo (5)                       39,438            *
Common Stock   Nicholas Donatiello, Jr. (5)             19,719            *
Common Stock   Jonathan Orlick (5)                      60,002            *
Common Stock   Directors and Officers as a Group    45,566,082        10.25%

--------
 *  Less than 1%

(1) Applicable percentage of ownership is based on 411,319,000 shares of common stock outstanding as of March 31, 2001 together with applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that are currently exercisable or that become exercisable within 60 days following March 31, 2001 are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each of the shareholders named in this table has sole voting and dispositive power with respect to the shares of common stock shown as beneficially owned by such shareholder. The address for all directors and officers of the Company is c/o Gemstar--TV Guide International, Inc.
     135 North Los Robles Avenue, Suite 800, Pasadena, California, 91101.

(2) Amount includes 11,942,960 shares of common stock and 24,575,764 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following March 31, 2001.

(3) Amount includes 9,472 shares of common stock and 6,030,000 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following March 31, 2001.

(4) Amount includes 744,000 shares of common stock and 300,000 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following March 31, 2001.

(5) Amount represents shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following March 31, 2001.

(6) Amount includes 13,597 shares of common stock and 1,627,233 shares of common issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following March 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   As a result of the merger between the Company and TV Guide on July 12, 2000, Liberty Media Corporation, an indirect wholly owned subsidiary of AT&T Corp. ("Liberty Media"), and The News Corporation Limited ("News Corp.") became significant shareholders, either directly or indirectly, of the Company.

   AT&T Broadband and Internet Services ("BIS") (formerly Tele-Communications, Inc.) and its consolidated affiliates purchased video, program promotion and guide services and subscriber management services from the Company during the period from July 12, 2000 through December 31, 2000 totaling $8.4 million. In addition, News Corp. and its consolidated affiliates purchased advertising from the Company during the period from July 12, 2000 through December 31, 2000 totaling $10.3 million.

   The Company purchased programming and production services and satellite transponder facilities and uplink services from Liberty Media consolidated affiliates during the period from July 12, 2000 through December 31, 2000 totaling $11.3 million. In addition, the Company purchased programming and production services from News Corp. and its consolidated affiliates during the period from July 12, 2000 through December 31, 2000 totaling $7.8 million.

   The Company has included in the amounts discussed above, transactions with BIS, Liberty Media and News Corp. and all entities in which BIS, Liberty Media and News Corp. have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corp. own, directly or indirectly, 50% or less, which transactions were conducted at arms-length in the ordinary course of business.

   Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GEMSTAR--TV GUIDE INTERNATIONAL,
                                           INC.
                                          (Registrant)

Date: April 30, 2001
                                                   /s/ Elsie M. Leung
                                          By: _________________________________
                                                       Elsie M. Leung
                                                 Co-President, Co-Operating
                                                          Officer,
                                                and Chief Financial Officer