Form 10-Q
period 2001-03-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2001-05-15
CIK 923282

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR

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

As of March 31, 2001, there were outstanding 411,319,000 shares of the registrant's Common Stock, par value $0.01 per share.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                                     INDEX

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets..........................     1

          Condensed Consolidated Statements of Operations................     2

          Condensed Consolidated Statements of Cash Flows................     3

          Notes to Condensed Consolidated Financial Statements...........     4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....    19

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................    20

Item 6.   Exhibits and Reports on Form 8-K...............................    20

Signature................................................................    20

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                   (In thousands, except per share amounts)


                                                   March 31,      December 31,
                                                     2001            2000
                                                  -----------     -----------
ASSETS
Current assets:
 Cash and cash equivalents                        $   522,127     $   488,046
 Marketable securities                                 62,061          63,425
 Receivables, net                                     332,830         342,904
 Deferred tax asset                                    15,969          15,969
 Other current assets                                  37,441          36,817
                                                  -----------     -----------
Total current assets                                  970,428         947,161
Property, plant and equipment, net                     90,674          92,382
Intangible assets, net                              9,246,037       9,447,989
Marketable securities and other investments           252,377         273,363
Other assets                                           29,658          28,582
                                                  -----------     -----------
Total assets                                      $10,589,174     $10,789,477
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses            $   224,286     $   221,395
 Current portion of long-term debt and
  capital lease obligations                            62,118          62,674
 Current portion of deferred revenue                  349,709         276,915
                                                  -----------     -----------
Total current liabilities                             636,113         560,984
Deferred tax liability                              1,326,661       1,375,650
Long-term debt and capital lease obligations          565,993         586,485
Deferred revenue, less current portion                117,244         200,217
Other liabilities                                       7,900          10,178

Stockholders' equity:
 Common stock, $.01 par value                           4,141           4,137
 Additional paid-in capital                         8,295,097       8,290,627
 Accumulated deficit                                 (295,497)       (172,257)
 Accumulated other comprehensive
  income, net of tax                                   20,533          31,612
 Unearned compensation                                (60,572)        (69,717)
 Treasury stock, at cost                              (28,439)        (28,439)
                                                  -----------     -----------
Total stockholders' equity                          7,935,263       8,055,963
                                                  -----------     -----------
Total liabilities and stockholders' equity        $10,589,174     $10,789,477
                                                  ===========     ===========


    See accompanying Notes to Condensed Consolidated Financial Statements.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                   (In thousands, except per share amounts)


                                           Three Months Ended
                                                March 31,
                                          ---------------------
                                            2001         2000
                                          ---------   ---------
Revenues                                  $ 352,468    $ 83,993
Operating expenses:
 Operating expenses, excluding stock
  compensation and depreciation
  and amortization                          232,494      27,028
 Stock compensation                           9,145           -
 Depreciation and amortization              238,568       1,592
 Nonrecurring expenses                            -      15,895
                                          ---------    --------
                                            480,207      44,515
                                          ---------    --------
Operating (loss) income                    (127,739)     39,478
Interest expense                            (11,551)          -
Other income, net                             1,874       3,840
                                          ---------    --------
(Loss) income before income taxes          (137,416)     43,318
(Benefit) provision for income taxes        (14,176)     15,987
                                          ---------    --------
Net (loss) income                         $(123,240)   $ 27,331
                                          =========    ========

(Loss) earnings per share:
 Basic                                    $   (0.30)   $   0.13
                                          =========    ========
 Diluted                                  $   (0.30)   $   0.11
                                          =========    ========

Weighted average shares outstanding         411,197     207,020
Dilutive effect of stock options                  -      45,591
                                          ---------    --------
Weighted average shares
 outstanding, assuming dilution             411,197     252,611
                                          =========    ========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (In thousands)



                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------

Cash flows from operating activities:
Net (loss) income                                        $(123,240)   $ 27,331
Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
  Depreciation and amortization                            238,568       1,592
  Deferred income taxes                                    (45,676)      5,385
  Tax benefit associated with stock options                  2,560       9,200
  Stock compensation expense                                 9,145           -
  Changes in operating assets and liabilities,
   net of the effect of acquisitions:
    Receivables                                             12,194     (34,427)
    Other assets                                             3,574      (4,179)
    Accounts payable, accrued expenses
     and other liabilities                                   4,956      11,998
    Deferred revenue                                       (26,097)    (11,494)
                                                         ---------    --------
Net cash provided by operating activities                   75,984       5,406
                                                         ---------    --------
Cash flows from investing activities:
 Investments and acquisitions                               (8,509)          -
 Purchases of marketable securities                        (38,084)    (21,780)
 Sales and maturities of marketable securities              38,661      39,274
 Additions to property, plant and equipment                 (6,087)     (1,159)
 Additions to intangible assets                             (4,857)     (1,302)
                                                         ---------    --------
Net cash (used in) provided by investing activities        (18,876)     15,033
                                                         ---------    --------
Cash flows from financing activities:
 Repayments of borrowings under bank credit
  facilities and capital lease obligations                 (21,048)          -
 Issuance of common stock                                    1,914       4,021
 Other                                                      (3,670)          -
                                                         ---------    --------
Net cash (used in) provided by financing activities        (22,804)      4,021
                                                         ---------    --------

Effect of exchange rate changes on cash and
 cash equivalents                                             (223)        (19)
                                                         ---------    --------
Net increase in cash and cash equivalents                   34,081      24,441
Cash and cash equivalents at beginning of period           488,046     212,605
                                                         ---------    --------
Cash and cash equivalents at end of period               $ 522,127    $237,046
                                                         =========    ========

Supplemental disclosures of cash flow information:
 Cash paid for income taxes                              $  16,861    $    609
 Cash paid for interest                                     13,379           -


Supplemental disclosures of non-cash investing and financing activities:

     In January 2000, the Company completed mergers with NuvoMedia, Inc. and SoftBook Press, Inc. in stock-for-stock transactions accounted for under the pooling of interests method (note 3).


    See accompanying Notes to Condensed Consolidated Financial Statements.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                MARCH 31, 2001


1.   Organization and Basis of Presentation

     Gemstar-TV Guide International, Inc. ("Gemstar" or the "Company") is a leading global technology and media company focused on consumer entertainment. On July 12, 2000, the Company completed its merger with TV Guide, Inc. ("TV Guide"). The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide from July 12, 2000. Due to purchase accounting, the results of operations for the three-month period ended March 31, 2001, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA (operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses).

     The Company has three major business sectors: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies; the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, the TV Games Network and other television media properties, provides programming to C-band subscribers and data transmission services, and operates the media sales group that services all of the Company's media platforms. The Company's business sectors represent strategic business units that offer different products and services and compete in different industries.

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

     Certain financial statement items for prior periods have been reclassified to conform with the 2001 presentation.

  These condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2000.


2.   Segment Information

     The Company has restructured its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company's technology includes the VCR Plus+ system, the interactive program guide ("IPG") marketed under the GUIDE Plus+ and TV Guide Interactive brands and the electronic book ("eBook")); the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, the TV Games Network and other television media properties, provides programming to C-band subscribers and data transmission services, and operates the media sales group that services all of the Company's media platforms. Segment information reported in prior years has been reclassified to conform with the current year presentation.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     The Company's reportable segments are strategic business units that offer different products and services and compete in different industries. Due to purchase accounting, the results of operations for the three months ended March 31, 2001, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's chief operating decision maker uses EBITDA (operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses) to evaluate the performance of the three segments. Eliminations include inter-segment revenues and expenses. The Company accounts for inter-segment sales as if the sales were made to third parties at market prices. Assets of the reportable segments are not relevant for management of the businesses nor for disclosure.

     Segment information for the three-month periods ended March 31, 2001 and 2000 is as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                        ----------------------
                                                         2001 (1)      2000
                                                        ----------   ---------
Technology and Licensing Sector:
 Revenues                                               $   81,333   $  79,806
 Expenses (2)                                               21,274      17,875
                                                        ----------   ---------
 EBITDA (3)                                             $   60,059   $  61,931
                                                        ==========   =========

Interactive Platform Sector:
 Revenues                                               $    14,698   $   1,985
 Expenses (2)                                                24,807       8,715
                                                        -----------   ---------
 EBITDA (3)                                             $   (10,109)  $  (6,730)
                                                        ===========   =========

Media and Services Sector:
 Revenues                                               $   258,017   $   2,202
 Expenses (2)                                               187,993         438
                                                        -----------   ---------
 EBITDA (3)                                             $    70,024   $   1,764
                                                        ===========   =========

Consolidated (after eliminations)
 Revenues                                               $   352,468   $  83,993
 Expenses (2)                                               232,494      27,028
                                                        -----------   ---------
 EBITDA (3)                                                 119,974      56,965
 Stock compensation                                          (9,145)          -
 Depreciation and amortization                             (238,568)     (1,592)
 Nonrecurring expenses                                            -     (15,895)
 Interest expense                                           (11,551)          -
 Other income, net                                            1,874       3,840
                                                         ----------   ---------
 (Loss) income before income taxes                       $ (137,416)  $  43,318
                                                         ==========   =========


(1) Effective July 12, 2000, the Company's consolidated operating results include the operating results of TV Guide. TV Guide was acquired in a transaction accounted for as a purchase.

(2) Expenses means operating expenses, excluding stock compensation, depreciation and amortization and nonrecurring expenses.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(3) EBITDA means operating income before non-cash stock compensation expense, depreciation and amortization and nonrecurring expenses. Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for the three-month period ended March 31, 2001, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in these condensed consolidated financial statements. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.


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

     The purchase price for the TV Guide Transaction was $7.9 billion, consisting of the shares of Gemstar common stock issued to the TV Guide stockholders at $38.21 per share, the average market price of the Company's common stock for two days before and after the agreement on the TV Guide Transaction was reached and announced, and certain transaction costs.

     The purchase price was allocated to identifiable tangible and intangible assets and liabilities as follows, with the excess of the purchase price over such identifiable assets and liabilities allocated to goodwill (in thousands).

               Assets:
                Current assets                      $  452,455
                Property, plant and equipment           80,404
                Intangible assets                    9,833,421
                Other assets                           157,874
                                                    ----------
                                                    10,524,154

               Liabilities:
                Current liabilities                    527,530
                Deferred tax liability               1,445,335
                Other long-term liabilities            747,610
                                                    ----------
                                                     7,803,679
                Unearned compensation                   88,011
                                                    ----------
                Net purchase price                  $7,891,690
                                                    ==========

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Intangible assets relating to the TV Guide Transaction are comprised of the following amounts and lives (in thousands):

         Customer lists              $  699,000   3-5 years
         Contracts                    1,942,000   5-10 years
         Trademarks and patents         799,000   5-40 years
         Publishing rights              270,000   15 years
         Goodwill                     6,123,421   5-15 years

     The above allocation of purchase price and the lives assigned to the assets are based on preliminary estimates and are subject to adjustment. The Company does not expect there to be any significant adjustments to the reported amounts as a result of the final purchase price allocation and the final lives assigned to the assets.

     The following unaudited pro forma financial information reflects the Company's results of operations for the three months ended March 31, 2000 as though the TV Guide Transaction had been completed as of January 1, 2000 (in thousands, except per share amounts):

         Revenues                              $ 376,812
         Net loss                               (137,978)
         Basic and diluted loss per share          (0.34)

       Pooling Transactions

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


4.   Credit Arrangements

     The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February 2005, with a group of banks. Borrowings under the credit facilities bear interest (6.2% at March 31, 2001) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facilities. As of March 31, 2001, TV Guide had available borrowing capacity under the six-year revolving credit facility of approximately $51.3 million. In addition, TV Guide had outstanding as of March 31, 2001, $71.4 million in 8 1/8% senior subordinated notes due 2009.

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

     The Company intends to commence with an offer to acquire the remaining outstanding senior subordinated notes of TV Guide during the second quarter of 2001.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5.   Legal Proceedings

     On December 1, 1998, the Company filed a patent infringement action against Pioneer Electronic Corp., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc. (collectively "Pioneer") in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by defendants' interactive program guide. Pioneer has filed a counter-claim in which it alleges the Company violated federal antitrust laws and misused certain patents. In April 1999, the Judicial Panel on Multi-District Litigation ordered that the Pioneer and Scientific-Atlanta federal lawsuits pending outside the Northern District of Georgia be transferred to the Northern District of Georgia for coordinated or consolidated pretrial proceedings with the action pending in that district (the "MDL Transfer Order").

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

     On April 22, 1999, SA filed an action against the Company in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. This case has been consolidated with the action filed by SA against StarSight Telecast, Inc. ("StarSight") on July 23, 1999, and the parties are currently in pretrial proceedings.

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

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     On October 23, 2000, StarSight filed a patent infringement suit against EchoStar Communications Corp., EchoStar Satellite Corp. and EchoStar Technologies Corp. (collectively "EchoStar") in the United States District Court for the Western District of North Carolina. The suit claims, among other matters, that EchoStar willfully infringed certain StarSight intellectual property by virtue of EchoStar's deployment, marketing, offers to sell and sale of direct broadcast satellite receivers containing an unlicensed interactive program guide and by EchoStar's operation of transmission systems to such receivers. StarSight, among other relief, is seeking an injunction and monetary damages. This lawsuit has now been stayed pending completion of the ITC proceedings discussed below.

     On November 17, 2000, Pioneer Digital Technologies, Inc. filed suit against the Company and various of its subsidiaries in Los Angeles County Superior Court. The suit claims, among other matters, that the Company and certain of its subsidiaries have violated state antitrust and unfair competition laws. The parties are now in pretrial proceedings.

     On December 5, 2000, EchoStar filed an antitrust action against the Company and various of its subsidiaries in the U.S. District Court for the District of Colorado. The action alleges the Company and various of its subsidiaries violated federal and state antitrust laws. EchoStar seeks, among other relief, damages and an injunction. StarSight has recently filed a counterclaim against EchoStar for patent infringement in connection with two patents owned by StarSight. The parties are now in pretrial proceedings.

     On December 29, 2000, Gemstar International Group, Ltd., Barnes & Noble, Inc. and Thomson Consumer Electronics were named as defendants in an action for patent infringement by Jennifer Landau, an individual, that relates to e-book technology. The Company was served with this action in May 2001. This action, captioned Jennifer Landau v. Barnes & Noble, et al., USDC Case No. C-00-593-B, is now pending in the United States District Court for the District of New Hampshire. By agreement of the parties, Gemstar's and Barnes & Noble's responses to plaintiff's complaint are now due to be filed by June 4, 2001.

     On February 9, 2001, the Company filed four separate patent infringement actions against: (1) Scientific-Atlanta, Inc.; (2) Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc.; (3) SCI Systems, Inc.; and (4) EchoStar Communications Corporation in the United States District Court, Northern District of Georgia. Each of these actions has now been stayed pending completion of the ITC proceedings discussed immediately below.

     In the Matter of Certain Set-Top Boxes and Components Thereof, United States International Trade Commission, Washington, D.C., Investigation No. 337-TA-454 was initiated by the Company and StarSight ("Complainants") on February 14, 2001, when they filed a Complaint, requesting that the United States International Trade Commission ("ITC") commence an investigation pursuant to
Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. (S) 1337 ("Section 337"), regarding imports of certain set-top boxes and components thereof. The Complaint alleges that Respondents Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., Scientific-Atlanta, Inc., EchoStar Communications Corporation and SCI Systems, Inc. (collectively "Respondents"), are violating Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or a sale in the United States after importation, of set-top boxes and/or components that infringe, directly, contributorily or by inducement, four patents owned by the Company. The Complaint requests an order excluding from entry into the United States all imported set-top boxes and components that infringe, directly, contributorily or by inducement, any claims of the patents in suit, and directing Respondents to cease and desist from importing, marketing, advertising, demonstrating, warehousing, distributing, selling and/or using set-top boxes or components that so infringe. On March 16, 2001, the ITC instituted the requested investigation. The parties are now engaged in discovery, and the administrative hearing has been scheduled for later this year.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     On March 23, 2001, Gemstar Development Corporation, a wholly owned subsidiary of the Company was added as a defendant in the lawsuit of SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., which is currently pending in the United States District Court for the Western District of North Carolina. The original claims brought by SuperGuide Corporation against the defendants in this lawsuit are for patent infringement with respect to three patents (the "SuperGuide Patents"). In 1993, Gemstar Development Corporation received a license to the SuperGuide Patents from SuperGuide Corporation within certain defined fields of use. Defendants asked the Court to join Gemstar Development Corporation to these proceedings as a necessary party. After it was added as a party, Gemstar Development Corporation brought claims for declaratory relief and breach of contract against SuperGuide in this lawsuit relating to the 1993 license agreement between SuperGuide and Gemstar Development Corporation. In addition, Gemstar Development Corporation has sued EchoStar for infringing the SuperGuide Patents. The parties are now in pretrial proceedings, and trial in this matter is currently scheduled for later this year.

     The State of Illinois (the "State") has asserted that certain uplinking services performed by SpaceCom Systems, Inc. ("SpaceCom"), now a wholly owned subsidiary of the Company, at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. On March 13, 2000, SpaceCom was awarded complete summary judgment in its favor in this matter. On May 5, 2000, the State appealed that judgment to the Illinois Appellate Court, First Judicial District, where the matter is pending. SpaceCom and the State have agreed in principle on a settlement which would cover the period at issue in the case as well as any potential (as yet unasserted) liability for the taxes through the present. Pursuant to the settlement, SpaceCom will receive a refund of certain monies previously placed on deposit with the State.

     On October 18, 1999, a former employee of ODS Technologies, L.P. ("ODS"), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint seeks an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. ODS currently has pending a motion for summary judgment to dismiss the lawsuit and the time set by the court to complete discovery now has expired. Plaintiff has moved to re-open discovery, which motion the Company is opposing.

     On May 3, 2000, a complaint was filed against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc. and a wholly owned subsidiary of the Company) and other parties by United Magazine Company, Inc. ("Unimag") and its subsidiaries in the U.S. District Court for the Southern District of New York. The complaint alleges claims against Murdoch Magazines for violation of the Robinson-Patman Act, breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property and trade secrets, tortious destruction of business, breach of confidential relationship and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys' fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution, Inc. as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Act. The Company has filed a motion to dismiss all of the claims asserted against it. The court recently heard oral argument on the Company's motion to dismiss, and a decision on the motion is expected shortly.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

6.   Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                             2001         2000
                                                          ---------     -------
Net (loss) income                                         $(123,240)    $27,331
Other comprehensive (loss) income, net of tax:
 Unrealized (losses) gains on marketable securities         (10,690)     21,813
 Equity adjustment from foreign currency translation           (389)        (38)
                                                          ---------     -------
  Other comprehensive (loss) income, net of tax             (11,079)     21,775
                                                          ---------     -------
Comprehensive (loss) income                               $(134,319)    $49,106
                                                          =========     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  On July 12, 2000, the Company completed its merger with TV Guide. The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide from July 12, 2000.

  To enhance comparability, certain financial information presented below on the Company's business sectors is presented on a pro forma basis and reflects the merger with TV Guide as though it had occurred on January 1, 2000. Due to purchase accounting, the results of operations for the three-month period ended March 31, 2001, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA (operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses).

  The Company categorizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company's technology includes the VCR Plus+ system, the interactive program guide ("IPG") marketed under the GUIDE Plus+ and TV Guide Interactive brands and the electronic book ("eBook")); the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, TV Games Network and other television media properties, provides programming to C-band subscribers and data transmission services, and operates the media sales group that services all of the Company's media platforms. The Company's business sectors represent strategic business units that offer different products and services and compete in different industries.

  Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 2000.

  The following table sets forth certain unaudited financial information for the Company during the three months ended March 31, 2001 and 2000.

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                   2001 (1)    2000
                                                  ---------  -------
                                                     (in thousands)
Statement of Operations Data:
Revenues                                          $ 352,468  $83,993
Operating expenses:
 Operating expenses, excluding stock
  compensation and depreciation
  and amortization                                  232,494   27,028
 Stock compensation                                   9,145        -
 Depreciation and amortization                      238,568    1,592
 Nonrecurring expenses                                    -   15,895
                                                  ---------  -------
                                                    480,207   44,515
                                                  ---------  -------
Operating (loss) income                            (127,739)  39,478
Interest expense                                    (11,551)       -
Other income, net                                     1,874    3,840
                                                  ---------  -------
(Loss) income before income taxes                  (137,416)  43,318
(Benefit) provision for income taxes                (14,176)  15,987
                                                  ---------  -------
Net (loss) income                                 $(123,240) $27,331
                                                  =========  =======
Other Financial Data:
Net cash provided by (used in):
 Operating activities                             $  75,984  $ 5,406
 Investing activities                               (18,876)  15,033
 Financing activities                               (22,804)   4,021
EBITDA (2)                                          119,974   56,965


(1) Effective July 12, 2000, the Company's consolidated operating results include the operating results of TV Guide. TV Guide was acquired in a transaction accounted for as a purchase.

(2) EBITDA means operating income before non-cash stock compensation expense, depreciation and amortization and nonrecurring expenses. Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for the three-month period ended March 31, 2001, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

Results of Operations

Consolidated

  Revenues for the three months ended March 31, 2001 were $352.5 million, an increase of $268.5 million compared to the same period in 2000. The increase in revenues for the three-month period was primarily due to $268.7 million of additional revenues attributable to TV Guide, which was acquired by the Company on July 12, 2000, coupled with an increase in worldwide licensing income from the Company's proprietary technologies and intellectual property associated principally with interactive program guides and an increase in advertising revenues on the Company's proprietary interactive platforms, partially offset by nonrecurring revenues in 2000 of $22 million related to a General Instrument/Motorola arbitration matter.

  Operating expenses, excluding stock compensation and depreciation and amortization, were $232.5 million for the quarter ended March 31, 2001, an increase of $205.5 million when compared to the same period in 2000. The increase in operating expenses for the three-month period was primarily due to increased operating costs of $204.0 million attributable to TV Guide coupled with increased costs to operate the advertising enabled interactive program guide platform.

  Stock compensation expense reflects amortization of the portion of the purchase price of TV Guide assigned to unearned compensation expense for unvested TV Guide stock options assumed by the Company in the TV Guide transaction. No similar amortization expense existed in periods prior to the acquisition of TV Guide.

  Depreciation and amortization during the first quarter of 2001 was $238.6 million, an increase of $237.0 million compared to the first quarter of 2000. The increase in depreciation and amortization for the three-month period was primarily a result of amortization of intangible assets and other depreciation resulting from the acquisition of TV Guide.

  In connection with its mergers with NuvoMedia and SoftBook, the Company recorded nonrecurring merger related costs totaling $15.9 million in the quarter ended March 31, 2000. These costs were comprised of fees for financial advisors, attorneys and accountants, charges for inventory write down and purchase commitment losses and other transaction costs.

  Interest expense was $11.6 million for the three months ended March 31, 2001, compared to none for the same period in 2000. The increase in interest expense during the three-month period was attributable to the assumption of debt and capital lease obligations in the TV Guide transaction. Prior to the acquisition of TV Guide, the Company had no debt.

  Other income, net was $1.9 million for the three months ended March 31, 2001 compared to $3.8 million for the same period in 2000. The decrease in other income, net was due to lower rates of return in 2001 compared to 2000, offset by higher invested cash balances, and investment losses.

  The provision for income taxes as a percentage of income before income taxes was 10% for the three-month period ended March 31, 2001, compared to 37% for the same period in 2000. The decrease in the effective tax rate was primarily due to the 2001 operating results including amortization of non-deductible goodwill recorded as a part of the TV Guide acquisition. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from period to period.

Pro Forma Results of Operations

  On July 12, 2000, the Company completed its merger with TV Guide. The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide only for periods after July 12, 2000. To enhance comparability, certain financial information below on the Company's business sectors is presented on a pro forma basis and reflects the merger with TV Guide as though it had occurred on January 1, 2000. The Company believes pro forma results represent a better comparative standard for assessing revenues, expenses and EBITDA trends, as the pro forma presentation includes the results of operations of TV Guide for all periods presented.

  The following table sets forth certain unaudited pro forma financial information for the Company as though the merger with TV Guide had occurred on January 1, 2000.

                                        Three Months Ended
                                             March 31,
                                       --------------------
                                         2001        2000
                                       --------    --------
                                          (in thousands)

Technology and Licensing Sector:
  Revenues (1)                         $ 81,333    $ 59,913
  Expenses (2)                           21,274      21,302
                                       --------    --------
  EBITDA (1)(3)                        $ 60,059    $ 38,611
                                       ========    ========

Interactive Platform Sector:
  Revenues                             $ 14,698    $  2,354
  Expenses (2)                           24,807      15,090
                                       --------    --------
  EBITDA (3)                           $(10,109)   $(12,736)
                                       ========    ========

Media and Services Sector:
  Revenues                             $258,017    $292,545
  Expenses (2)                          187,993     221,582
                                       --------    --------
  EBITDA (3)                           $ 70,024    $ 70,963
                                       ========    ========

Consolidated (after eliminations)
  Revenues (1)                         $352,468    $354,812
  Expenses (2)                          232,494     257,974
                                       --------    --------
  EBITDA (1)(3)                        $119,974    $ 96,838
                                       ========    ========

(1) Amounts for the three months ended March 31, 2000 exclude the impact of $22 million of nonrecurring revenues related to a General Instrument/Motorola arbitration matter.

(2) Expenses means operating expenses, excluding stock compensation, depreciation and amortization and nonrecurring expenses.

(3) EBITDA means operating income before non-cash stock compensation expense, depreciation and amortization and nonrecurring expenses. Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for the three-month period ended March 31, 2000, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

  The following discussion of each of the Company's segments is based on the pro forma financial information provided above.

Technology and Licensing Sector - Pro Forma

  The Technology and Licensing Sector is responsible for the development, licensing and protection of intellectual property and proprietary technologies. Revenues in this sector are comprised of license fees paid by third-party licensees for the Company's proprietary technologies and patents primarily related to video recording, interactive program guides and electronic books. The Company's licensing activities cover multiple industries, including consumer electronics, cable, satellite, Internet appliances, personal computers, and publications worldwide, with major licensees such as Microsoft, AOL Time Warner, Motorola, AT&T, Charter Communications, Comcast, Shaw, Thomson Multimedia, Sony, Matsushita (Panasonic) and others. Sector operations include research and development, and the creation, protection and licensing of patents and proprietary technologies.

  For the three months ended March 31, 2001, revenues for the Technology and Licensing Sector were $81.3 million, an increase of $21.4 million, or 36%, when compared to pro forma revenues for the same period in 2000, excluding nonrecurring revenues of $22 million in the first quarter of 2000 associated with a General Instrument/Motorola arbitration matter. The increase in revenues excluding nonrecurring revenue for the three-month period was primarily due to continued growth in worldwide licensing income derived from the Company's proprietary technologies and intellectual property associated with interactive program guides. During 2000 and the first three months of 2001, the Company entered into agreements with new licensees for its technologies and increased the distribution base for its proprietary interactive program guide platforms.

  Expenses in this sector were $21.3 million for the quarter ended March 31, 2001, unchanged from pro forma expenses for the same period in 2000.

Interactive Platform Sector - Pro Forma

  The Interactive Platform Sector owns, operates and derives recurring revenues from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms, and through revenue sharing under license agreements. Sector activities include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms, media research, and trafficking, tracking and billing of advertising. The Company's rapidly growing interactive program guide ("IPG") platform currently is comprised of television sets incorporating the Gemstar GUIDE Plus+(R) IPG and digital cable set top boxes incorporating the TV Guide Interactive(sm) and StarSight(R) IPGs.

  For the three months ended March 31, 2001, revenues for the Interactive Platform Sector were $14.7 million, an increase of $12.3 million, or 524%, compared to pro forma revenues for the same period in 2000. Currently, revenues in this sector are comprised primarily of advertising revenues earned on the Company's proprietary platforms, including the interactive program guides and the online web site, www.tvguide.com. The increase in revenues in this sector
                     ---------------
was primarily attributable to the launch of advertising enabled interactive program guides under the TV Guide Interactive brand during 2000 coupled with the increased penetration of such guides into the market place.

  Expenses in this sector were $24.8 million for the quarter ended March 31, 2001, an increase of $9.7 million, or 64%, when compared to pro forma expenses for the same period in 2000. The increase in expenses for the three-month period was primarily due to the costs associated with operating an expanding platform base.

Media and Services Sector - Pro Forma

  The Media and Services Sector operates the TV Guide(R) magazines, with a combined circulation of about 10 million, the TV Guide(R) Channel, which reaches about 50 million households, the TV Games Network and other television media properties. This sector also provides programming to C-band subscribers and data transmission services and operates a media sales group responsible for selling advertising for the TV Guide magazines, the TV Guide Channel and the IPG platform. Revenues in this sector are principally composed of subscription fees and advertising revenues of the TV Guide magazines and the TV Guide Channel and programming package revenues from C-band households. The Company sold the business that distributes the WGN superstation signal in April 2001 for approximately its net book value. The Company is also currently in active negotiations for the sale of the remaining distant signal superstation business.

  For the three months ended March 31, 2001, revenues for the Media and Services Sector were $258.0 million compared to pro forma revenues of $292.5 million in the same period in 2000. Revenues in this sector decreased primarily due to decreased revenues earned by TV Guide Magazine and Superstar/Netlink Group. TV Guide Magazine continues to face declines in circulation due to slower new subscriber growth, lower renewal rates and reduced newsstand sales. The impacts of the circulation decline on revenues were partially offset by an increase in the newsstand price of TV Guide Magazine. Superstar/Netlink Group's revenues decreased due to declines in the C-band industry coupled with acceleration of those declines resulting from an arrangement with EchoStar to actively convert subscribers to EchoStar's direct broadcast satellite services, offset by subscriber acquisition efforts, partially offset by an increase in the price of programming packages sold to C-band customers coupled with revenues earned from the subscriber conversion agreement with EchoStar.

  Expenses for this sector were $188.0 million for the quarter ended March 31, 2001, a decrease of $33.6 million, or 15%, when compared to pro forma expenses for the same period in 2000. The decrease in expenses for the three-month period was primarily due to cost reductions resulting from reduced circulation of the TV Guide magazines coupled with reduced programming costs and customer management costs resulting from the decline in the number of C-band subscribers.

Liquidity and Capital Resources

  For the three months ended March 31, 2001, net cash flows from operating activities were $76.0 million. This cash flow, plus existing cash resources, and proceeds from the exercise of stock options of $1.9 million were used to fund $21.0 million of repayments of borrowings under TV Guide's revolving bank credit facilities and capital lease obligations, capital expenditures of $6.1 million and other investments.

  At March 31, 2001, the Company's cash, cash equivalents and marketable securities classified as current assets aggregated $584.2 million, an increase of $32.7 million from that as of December 31, 2000.

  The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February 2005, with a group of banks. Borrowings under the credit facilities bear interest (6.2% at March 31, 2001) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facilities. As of March 31, 2001, TV Guide had available borrowing capacity under the six-year revolving credit facility of $51.3 million. In addition, TV Guide has outstanding as of March 31, 2001, $71.4 million in 8 1/8% senior subordinated notes due 2009. Principal payments on the amortizing term loan aggregate $60 million over the next twelve months. The bank credit facilities and the indenture governing the notes impose significant operating and financial restrictions on the Company's TV Guide subsidiary. These restrictions may significantly limit or prohibit TV Guide and certain of its subsidiaries from engaging in certain transactions, including the following: borrowing additional money, paying dividends or other distributions to the Company, allowing TV Guide and its restricted subsidiaries to guarantee other debt, limiting the ability of TV Guide and its restricted subsidiaries to make payments to the Company, creating liens on assets, selling assets, entering into transactions with affiliates, and engaging in certain mergers or consolidations. In addition, the indenture limits TV Guide's ability and the ability of restricted subsidiaries to make investments, but only if the credit ratings on the notes fall below certain levels. Although the Company has not assumed these obligations or become subject to their provisions, these restrictions could affect the Company's ability to actively manage its businesses or limit its ability to obtain financing for working capital, capital expenditures, acquisitions and other purposes. TV Guide's ability to meet debt service obligations and specified financial ratios and tests will depend on future performance. TV Guide's future performance, in turn, will be subject to general economic conditions and to financial, business and other factors affecting operations, many of which are beyond its control. In the event of a default under the bank credit facilities, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and other fees, to be due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events should occur, TV Guide may not be able to pay such amounts. The Company intends to commence with an offer to acquire the remaining outstanding senior subordinated notes of TV Guide during the second quarter of 2001. The Company anticipates using existing cash balances to fund the repurchase of these notes.

  The Company collects in advance a majority of its TV Guide magazine subscription fees, Superstar/Netlink Group subscription fees and certain of its UVTV superstation and TV Guide Channel revenues. In addition, the Company receives nonrefundable prepaid license fees from certain licensees. As of March 31, 2001, deferred revenue totaled $467.0 million. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other portions of this report on Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to in the "Certain Factors Affecting Business, Operating Results and Financial Condition" section of the Company's Annual Report on Form 10-K for the period ended December 31, 2000. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company's behalf may issue. The Company undertakes no obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide's $300 million six-year revolving credit facility and $300 million amortizing term loan. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Because the interest rates on the credit facilities are variable, based upon the banks' prime rate or LIBOR, the Company's interest expense and cash flow are impacted by interest rate fluctuations. At March 31, 2001, the Company had $548.7 million in outstanding borrowings under the credit facilities. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $5.5 million in interest expense and a corresponding decrease or increase of $5.5 million in the Company's cash flow.

PART II.  OTHER INFORMATION
---------------------------


ITEM 1.   LEGAL PROCEEDINGS

     See Note 5 to Condensed Consolidated Financial Statements.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

     None.


     b.   Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended
      March 31, 2001.



                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Gemstar-TV Guide International, Inc.
                                               (Registrant)


Date:  May 15, 2001                   By: /s/ Elsie Ma Leung
                                         ---------------------------------
                                              Elsie Ma Leung
                                         Chief Financial Officer