Form 10-Q
period 2001-06-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2001-08-14
CIK 923282

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001, OR

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

As of June 30, 2001, there were outstanding 411,982,000 shares of the registrant's Common Stock, par value $0.01 per share.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                                     INDEX

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets..........................     1

          Condensed Consolidated Statements of Operations................     2

          Condensed Consolidated Statements of Stockholders' Equity......     3

          Condensed Consolidated Statements of Cash Flows................     4

          Notes to Condensed Consolidated Financial Statements...........     5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....    21

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................   22

Item 6.   Exhibits and Reports on Form 8-K................................   22

Signature.................................................................   22

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                    (In thousands, except per share amounts)

                                                    June 30,       December 31,
                                                      2001            2000
                                                   -----------     -----------
ASSETS
Current assets:
 Cash and cash equivalents                         $   433,958     $   488,046
 Marketable securities                                  48,315          63,425
 Receivables, net                                      337,447         342,904
 Deferred tax asset                                     25,268          15,969
 Other current assets                                   32,671          36,817
                                                   -----------     -----------
Total current assets                                   877,659         947,161

Property, plant and equipment, net                      89,473          92,382
Intangible assets, net                               8,966,434       9,516,764
Marketable securities and other investments            205,912         204,588
Other assets                                            27,076          28,582
                                                   -----------     -----------
Total assets                                       $10,166,554     $10,789,477
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses             $   225,961     $   221,395
 Current portion of long-term debt and
  capital lease obligations                             61,952          62,674
 Current portion of deferred revenue                   348,485         276,915
                                                   -----------     -----------
Total current liabilities                              636,398         560,984

Deferred tax liability                               1,248,608       1,375,650
Long-term debt and capital lease obligations,
 less current portion                                  332,158         586,485
Deferred revenue, less current portion                 123,157         200,217
Other liabilities                                        6,469          10,178

Stockholders' equity:
 Common stock, $.01 par value                            4,148           4,137
 Additional paid-in capital                          8,306,387       8,290,627
 Accumulated deficit                                  (430,254)       (172,257)
 Accumulated other comprehensive
  income, net of tax                                    20,482          31,612
 Unearned compensation                                 (52,560)        (69,717)
 Treasury stock, at cost                               (28,439)        (28,439)
                                                   -----------     -----------
Total stockholders' equity                           7,819,764       8,055,963
                                                   -----------     -----------
Total liabilities and stockholders' equity         $10,166,554     $10,789,477
                                                   ===========     ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                    (In thousands, except per share amounts)


                                          Three Months Ended         Six Months Ended
                                               June 30,                  June 30,
                                          -------------------     ---------------------
                                           2001         2000       2001           2000
                                          ------       ------     ------         ------
Revenues                                  $ 334,230    $ 63,230   $ 686,698    $147,223
Operating expenses:
 Operating expenses, excluding stock
  compensation, depreciation and
  amortization and nonrecurring
  expenses                                  226,250      26,803     458,744      53,831
 Stock compensation                           8,012           -      17,157           -
 Depreciation and amortization              240,295       1,417     478,863       3,009
 Nonrecurring expenses                            -           -           -      15,895
                                          ---------    --------   ---------    --------
                                            474,557      28,220     954,764      72,735
                                          ---------    --------   ---------    --------
Operating (loss) income                    (140,327)     35,010    (268,066)     74,488
Interest expense                             (7,551)          -     (19,102)          -
Other (expense) income, net                    (820)      4,633       1,054       8,473
                                          ---------    --------   ---------    --------
(Loss) income before income taxes
 and extraordinary item                    (148,698)     39,643    (286,114)     82,961
(Benefit) provision for income taxes        (16,041)     10,704     (30,217)     26,691
                                          ---------    --------   ---------    --------
(Loss) income before extraordinary
 item                                      (132,657)     28,939    (255,897)     56,270
Extraordinary loss on debt
 extinguishment, net                         (2,100)          -      (2,100)          -
                                          ---------    --------   ---------    --------
Net (loss) income                         $(134,757)   $ 28,939   $(257,997)   $ 56,270
                                          =========    ========   =========    ========

Basic (loss) earnings per share:
 (Loss) income before extraordinary
  item                                    $   (0.32)   $   0.14   $   (0.62)   $   0.27
 Extraordinary item                           (0.01)          -       (0.01)          -
 Net (loss) income                            (0.33)       0.14       (0.63)       0.27

Diluted (loss) earnings per share:
 (Loss) income before extraordinary
  item                                    $   (0.32)   $   0.12   $   (0.62)   $   0.22
 Extraordinary item                           (0.01)          -       (0.01)          -
 Net (loss) income                            (0.33)       0.12       (0.63)       0.22


Weighted average shares outstanding         411,461     208,399     411,329     207,710
Dilutive effect of stock options                  -      41,727           -      43,659
                                          ---------    --------   ---------    --------
Weighted average shares
 outstanding, assuming dilution             411,461     250,126     411,329     251,369
                                          =========    ========   =========    ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED
                                 (In thousands)

                                           Three Months Ended               Six Months Ended
                                                June 30,                        June 30,
                                       ---------------------------     ---------------------------
                                         2001               2000         2001               2000
                                       --------           --------     --------           --------
Balance at beginning of period          $7,935,263        $385,657     $8,055,963         $323,330

Net (loss) income                         (134,757)         28,939       (257,997)          56,270

Other comprehensive (loss) income              (51)          9,112        (11,130)          30,887
                                        ----------        --------     ----------         --------
Comprehensive (loss) income               (134,808)         38,051       (269,127)          87,157

Other, principally shares issued
 pursuant to stock option plans,
 including tax benefit, and
 amortization of unearned
 compensation                               19,309          12,663         32,928           25,884
                                        ----------        --------     ----------         --------
Balance at end of period                $7,819,764        $436,371     $7,819,764         $436,371
                                        ==========        ========     ==========         ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (In thousands)


                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                            2001        2000
                                                         ---------    --------
Cash flows from operating activities:
Net (loss) income                                        $(257,997)   $ 56,270
Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
  Depreciation and amortization                            478,863       3,009
  Deferred income taxes                                    (78,346)      6,788
  Tax benefit associated with stock options                  9,400      16,700
  Stock compensation expense                                17,157           -
  Changes in operating assets and liabilities,
   net of the effect of acquisitions:
    Receivables                                              4,409     (55,000)
    Other assets                                            13,255     (11,307)
    Accounts payable, accrued expenses
     and other liabilities                                     580       6,913
    Deferred revenue                                       (64,041)     (7,717)
                                                         ---------    --------
Net cash provided by operating activities                  123,280      15,656
                                                         ---------    --------
Cash flows from investing activities:
 Investments and acquisitions                               (8,642)          -
 Purchases of marketable securities                        (56,727)    (33,060)
 Sales and maturities of marketable securities              68,427      39,274
 Sale of assets                                            106,011           -
 Additions to property, plant and equipment                (12,122)     (1,630)
 Additions to intangible assets                            (16,956)     (3,960)
                                                         ---------    --------
Net cash provided by investing activities                   79,991         624
                                                         ---------    --------
Cash flows from financing activities:
 Repayments of borrowings under bank credit
  facilities                                              (182,300)          -
 Repayment of senior subordinated notes                    (71,034)          -
 Repayment of capital lease obligations                     (1,714)          -
 Issuance of common stock                                        -       9,184
 Proceeds from exercise of stock options                     6,371           -
 Other                                                      (8,768)          -
                                                         ---------    --------
Net cash (used in) provided by financing activities       (257,445)      9,184
                                                         ---------    --------

Effect of exchange rate changes on cash and
 cash equivalents                                               86        (120)
                                                         ---------    --------
Net (decrease) increase in cash and cash
 equivalents                                               (54,088)     25,344
Cash and cash equivalents at beginning of period           488,046     212,605
                                                         ---------    --------
Cash and cash equivalents at end of period               $ 433,958    $237,949
                                                         =========    ========

Supplemental disclosures of cash flow information:
 Cash paid for income taxes                              $  64,599    $  2,159
 Cash paid for interest                                     19,161           -

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 JUNE 30, 2001


1.   Organization and Basis of Presentation

     Gemstar-TV Guide International, Inc. ("Gemstar" or the "Company") is a leading global technology and media company focused on consumer entertainment. On July 12, 2000, the Company completed its merger with TV Guide, Inc. ("TV Guide"). The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide from July 12, 2000. Due to purchase accounting, the results of operations for the three and six-month periods ended June 30, 2001, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA (operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses).

     The Company has three major business sectors: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies; the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, TVG Network and other media properties, provides programming to C-band subscribers and data transmission services, and operates the media sales group that services all of the Company's media platforms. The Company's business sectors represent strategic business units that offer different products and services to customers and compete in different industries. At June 30, 2001, approximately 48% of the Company's receivables were due from five customers.

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


2.   Segment Information

     The Company has restructured its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company's technology includes the VCR Plus+ system, the interactive program guide ("IPG") marketed under the GUIDE Plus+ and TV Guide Interactive brands and the electronic book ("eBook")); the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, TVG Network and other media properties, provides programming to C-band subscribers and data transmission services, and operates the media sales group that services all of the Company's media platforms. Segment information reported in prior years has been reclassified to conform with the current year presentation.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     The Company's reportable segments are strategic business units that offer different products and services and compete in different industries. Due to purchase accounting, the results of operations for the three and six-month periods ended June 30, 2001, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's chief operating decision maker uses EBITDA (operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses) to evaluate the performance of the three segments. Eliminations include inter-segment revenues and expenses. The Company accounts for inter-segment sales as if the sales were made to third parties at market prices. Assets of the reportable segments are not relevant for management of the businesses nor for disclosure.

     Segment information for the three and six-month periods ended June 30, 2001 and 2000 is as follows (in thousands):

                                              Three Months Ended    Six Months Ended
                                                    June 30,            June 30,
                                               -----------------   ------------------
                                                2001(1)   2000      2001(1)    2000
                                               --------- -------   --------- --------
Technology and Licensing Sector:
 Revenues                                      $  80,236 $58,157   $ 161,569 $137,963
 Expenses (2)                                     27,055  18,362      48,329   36,237
                                               --------- -------   --------- --------
 EBITDA (3)                                    $  53,181 $39,795   $ 113,240 $101,726
                                               ========= =======   ========= ========

Interactive Platform Sector:
 Revenues                                      $  20,484 $ 2,809   $  35,182 $  4,794
 Expenses (2)                                     28,546   8,195      53,353   16,910
                                               --------- -------   --------- --------
 EBITDA (3)                                    $  (8,062)$(5,386)  $ (18,171)$(12,116)
                                               ========= =======   ========= ========

Media and Services Sector:
 Revenues                                      $ 234,865 $ 2,264   $ 492,882 $  4,466
 Expenses (2)                                    172,004     246     359,997      684
                                               --------- -------   --------- --------
 EBITDA (3)                                    $  62,861 $ 2,018   $ 132,885 $  3,782
                                               ========= =======   ========= ========

Consolidated (after eliminations)
 Revenues                                      $ 334,230 $63,230   $ 686,698 $147,223
 Expenses (2)                                    226,250  26,803     458,744   53,831
                                               --------- -------   --------- --------
 EBITDA (3)                                      107,980  36,427     227,954   93,392

 Stock compensation                               (8,012)      -     (17,157)       -
 Depreciation and amortization                  (240,295) (1,417)   (478,863)  (3,009)
 Nonrecurring expenses                                 -       -           -  (15,895)
 Interest expense                                 (7,551)      -     (19,102)       -
 Other (expense) income, net                        (820)  4,633       1,054    8,473
                                               --------- -------   --------- --------
(Loss) income before income taxes
 and extraordinary item                        $(148,698)$39,643   $(286,114)$ 82,961
                                               ========= =======   ========= ========

(1) Effective July 12, 2000, the Company's consolidated operating results include the operating results of TV Guide. TV Guide was acquired in a transaction accounted for as a purchase.

(2) Expenses means operating expenses, excluding stock compensation expense, depreciation and amortization and nonrecurring expenses.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(3) EBITDA means operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses. Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for the three and six-month periods ended June 30, 2001, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") that are presented in these condensed consolidated financial statements. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.


3.   Acquisitions and Dispositions

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

    Assets:
      Current assets                      $  449,997
      Property, plant and equipment           80,404
      Intangible assets                    9,865,725
      Other assets                            87,933
                                          ----------
                                          10,484,059

    Liabilities:
      Current liabilities                    538,830
      Deferred tax liability               1,393,940
      Other long-term liabilities            747,610
                                          ----------
                                           7,803,679
    Unearned compensation                     88,011
                                          ----------
    Net purchase price                    $7,891,690
                                          ==========

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Intangible assets relating to the TV Guide Transaction are comprised of the following amounts and lives (in thousands):

         Customer lists              $  699,000   3-5 years
         Contracts                    1,942,000   5-10 years
         Trademarks and patents         799,000   5-40 years
         Publishing rights              270,000   15 years
         Goodwill                     6,155,725   5-15 years


     The following unaudited pro forma financial information reflects the Company's results of operations for the six months ended June 30, 2000 as though the TV Guide Transaction had been completed as of January 1, 2000 (in thousands, except per share amounts):

         Revenues                              $ 726,046
         Net loss                               (279,049)
         Basic and diluted loss per share          (0.68)

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

     WGN Superstation Transaction

     In April 2001, the Company sold the business that distributes the WGN superstation signal for approximately its net book value. Accordingly, no gain or loss was recognized as a result of the transaction.


4.   Credit Arrangements

     The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February 2005, with a group of banks. Borrowings under the credit facilities bear interest (4.9% at June 30, 2001) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facilities. As of June 30, 2001, TV Guide had available borrowing capacity under the six-year revolving credit facility of approximately $131.6 million.

     On June 18, 2001, the Company completed a tender offer in which it acquired substantially all of the outstanding 8 1/8% senior subordinated notes of TV Guide at a price of $1,045 per $1,000 principal amount of notes tendered plus accrued interest. In connection with the tender offer, the indenture for the notes was amended to delete or modify most of the restrictive covenants. An extraordinary loss of $2.1 million, or $0.01 per share, was recognized as a result of this transaction.

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

     On April 22, 1999, SA filed an action against the Company in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. This case has been coordinated for pretrial purposes with the action filed by SA against StarSight Telecast, Inc. ("StarSight"), a wholly owned subsidiary of the Company, on July 23, 1999, and the parties are currently in pretrial proceedings.

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

     On July 23, 1999, SA filed an action against StarSight in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. This case has been coordinated for pretrial purposes with the action filed by SA against the Company on April 22, 1999, and the parties are currently in pretrial proceedings.

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

     On November 17, 2000, Pioneer Digital Technologies, Inc. filed suit against the Company and several of its subsidiaries in Los Angeles County Superior Court. The suit claims, among other matters, that the Company and certain of its subsidiaries have violated state antitrust and unfair competition laws. The parties are now in pretrial proceedings.

     On December 5, 2000, EchoStar filed an antitrust action against the Company and several of its subsidiaries in the U.S. District Court for the District of Colorado. The action alleges the Company and several of its subsidiaries violated federal and state antitrust laws. EchoStar seeks, among other relief, damages and an injunction. StarSight has filed a counterclaim against EchoStar for patent infringement in connection with two patents owned by StarSight. The parties are now in pretrial proceedings. StarSight recently filed a tag-along notice with the MDL Panel to have this case coordinated with the Georgia MDL litigation discussed above. The parties are now awaiting a decision from the Panel whether it will vacate its Conditional Transfer Order transferring the case to Georgia.

    On December 29, 2000, Gemstar International Group, Ltd., Barnes & Noble, Inc. and Thomson Consumer Electronics were named as defendants in an action for patent infringement by Jennifer Landau, an individual, that relates to e-book technology. The Company was served with this action in May 2001. This action captioned Jennifer Landau v. Barnes & Noble, et al., USDC Case No. C-00-593-B, is now pending in the United States District Court for the District of New Hampshire. Gemstar and Barnes & Noble have now responded to plaintiff's complaint, and the parties are now in pretrial proceedings. Thomson has recently filed a motion with the Court requesting that this case be transferred to Indiana.

     On February 9, 2001, the Company filed four separate patent infringement actions against: (1) Scientific-Atlanta, Inc.; (2) Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc.; (3) SCI Systems, Inc.; and (4) EchoStar Communications Corporation in the United States District Court, Northern District of Georgia. Each of these actions has now been stayed by operation of law pending completion of the ITC proceedings discussed immediately below.

     In the Matter of Certain Set-Top Boxes and Components Thereof, United States International Trade Commission, Washington, D.C., Investigation No. 337-TA-454 was initiated by the Company and StarSight ("Complainants") on February 14, 2001, when they filed a Complaint, requesting that the United States International Trade Commission ("ITC") commence an investigation pursuant to
Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. (S) 1337 ("Section 337"), regarding imports of certain set-top boxes and components thereof. The Complaint alleges that Respondents Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., Scientific-Atlanta, Inc., EchoStar Communications Corporation and SCI Systems, Inc. (collectively "Respondents"), are violating Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or sale in the United States after importation, of set-top boxes and/or components that infringe, directly, contributorily or by inducement, four patents owned by the Company. The Complaint requests an order excluding from entry into the United States all imported set-top boxes and components that infringe, directly, contributorily or by inducement, any claims of the patents in suit, and directing Respondents to cease and desist from

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


importing, marketing, advertising, demonstrating, warehousing, distributing, selling and/or using set-top boxes or components that so infringe. On March 16, 2001, the ITC instituted the requested investigation. The parties are now engaged in discovery, and the administrative hearing has been scheduled for later this year.

     On March 23, 2001, Gemstar Development Corporation, a wholly owned subsidiary of the Company, was added as a defendant in the lawsuit of SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., which is currently pending in the United States District Court for the Western District of North Carolina. The original claims brought by SuperGuide Corporation against the defendants in this lawsuit are for patent infringement with respect to three patents (the "SuperGuide Patents"). In 1993, Gemstar Development Corporation received a license to the SuperGuide Patents from SuperGuide Corporation within certain defined fields of use. Defendants asked the Court to join Gemstar Development Corporation to these proceedings as a necessary party. After it was added as a party, Gemstar Development Corporation brought claims for declaratory relief and breach of contract against SuperGuide in this lawsuit relating to the 1993 license agreement between SuperGuide and Gemstar Development Corporation. In addition, Gemstar Development Corporation has sued EchoStar for infringing the SuperGuide Patents. The parties are now in pretrial proceedings, and trial in this matter is currently scheduled for later this year.

     The State of Illinois (the "State") has asserted that certain uplinking services performed by SpaceCom Systems, Inc. ("SpaceCom"), now a wholly owned subsidiary of the Company, at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. On March 13, 2000, SpaceCom was awarded complete summary judgment in its favor in this matter. On May 5, 2000, the State appealed that judgment to the Illinois Appellate Court, First Judicial District, where the matter is pending. SpaceCom and the State have reached an agreed settlement, which covers the period at issue in the case as well as any potential (as yet unasserted) liability for the taxes through the present. Pursuant to the settlement, SpaceCom will receive a refund of certain monies previously placed on deposit with the State.

     On October 18, 1999, a former employee of ODS Technologies, L.P. ("ODS"), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint seeks an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. ODS currently has pending a motion for summary judgment to dismiss the lawsuit and the time set by the court to complete discovery now has expired. Plaintiff has moved to re-open discovery, which motion the Company has opposed. The case is currently awaiting a trial setting and/or rulings by the judge on the various pending motions.

     On May 3, 2000, a complaint was filed in the U.S. District Court for the Southern District of New York against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc. and a wholly owned subsidiary of the Company) and other parties by United Magazine Company, Inc. ("Unimag") and its subsidiaries. The complaint alleges claims against Murdoch Magazines for violation of the Robinson-Patman Act, breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property and trade secrets, tortious destruction of business, breach of confidential relationship and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys' fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution, Inc. as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Act. The Company filed a motion to dismiss all of the claims asserted against it. On May 1, 2001, the court heard oral argument on the Company's motion to dismiss, and an Opinion and Order was issued on May 31, 2001, dismissing all fifteen counts in Unimag's Amended Complaint, most with prejudice and some with leave to replead. On June 21, 2001, Unimag and the other plaintiffs filed a Second Amended Complaint, in essence alleging violations of the Robinson-Patman

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Act, breach of fiduciary duties and confidential relationships by the national distributor defendants and Murdoch Magazines, along with tort and statutory claims. The national distributor defendants, including Murdoch Magazines, have filed a motion to dismiss portions of the Second Amended Complaint.

     During July and August 2000, TV Guide was served with more than twenty class action complaints filed primarily in the United States District Court for the Southern District of New York on behalf of magazine subscribers. These complaints, which have been consolidated into a single action, allege that TV Guide, the Magazine Publishers Association ("MPA"), and twelve other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys' fees and costs. Plaintiffs have filed a motion for partial summary judgment which is pending before the Court. After oral argument was heard on January 10, 2001, the parties entered into settlement discussions. The Court was notified by letter dated June 19, 2001, that the parties were engaged in settlement discussions, that no final settlement has been reached and that the parties need the court's assistance in resolving an issue regarding class-wide notice of a potential settlement. The parties continue to discuss settlement options.

     The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.


6.   Subsequent Event

     On July 18, 2001, the Company completed its acquisition of SkyMall, Inc., a multi-channel specialty retailer that provides a large selection of premium-quality products and services to consumers from a wide variety of merchants and partners. Under the terms of the agreement, SkyMall's stockholders received
0.03759 of a share of the Company's common stock and $1.50 in cash for each share of SkyMall common stock. The transaction will be accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On July 12, 2000, the Company completed its merger with TV Guide. The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide from July 12, 2000. Due to purchase accounting, the results of operations for the three and six-month periods ended June 30, 2001, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA (operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses).

     The Company categorizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company's technology includes the VCR Plus+ system, the interactive program guide ("IPG") marketed under the GUIDE Plus+ and TV Guide Interactive brands and the electronic book ("eBook")); the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, TVG Network and other television media properties, provides programming to C-band subscribers and data transmission services, and operates the media sales group that services all of the Company's media platforms. The Company's business sectors represent strategic business units that offer different products and services and compete in different industries.

     Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 2000.

     The following table sets forth certain unaudited financial information for the Company during the three and six-month periods ended June 30, 2001 and 2000.


                                                  Three Months Ended      Six Months Ended
                                                        June 30,               June 30,
                                                 -------------------    --------------------
                                                   2001(1)    2000       2001(1)      2000
                                                 ---------  --------    ---------  ---------
                                                               (in thousands)
Statement of Operations Data:
Revenues                                         $ 334,230  $ 63,230    $ 686,698  $147,223
Operating expenses:
 Operating expenses, excluding stock
  compensation, depreciation and
  amortization and nonrecurring
  expenses                                         226,250    26,803      458,744    53,831
 Stock compensation                                  8,012         -       17,157         -
 Depreciation and amortization                     240,295     1,417      478,863     3,009
 Nonrecurring expenses                                   -         -            -    15,895
                                                 ---------  --------    ---------  --------
                                                   474,557    28,220      954,764    72,735
                                                 ---------  --------    ---------  --------
Operating (loss) income                           (140,327)   35,010     (268,066)   74,488
Interest expense                                    (7,551)        -      (19,102)        -
Other (expense) income, net                           (820)    4,633        1,054     8,473
                                                 ---------  --------    ---------  --------
(Loss) income before income taxes
 and extraordinary item                           (148,698)   39,643     (286,114)   82,961
(Benefit) provision for income taxes               (16,041)   10,704      (30,217)   26,691
                                                 ---------  --------    ---------  --------
(Loss) income before extraordinary
 item                                             (132,657)   28,939     (255,897)   56,270
Extraordinary loss on debt
 extinguishment, net                                (2,100)        -       (2,100)        -
                                                 ---------  --------    ---------  --------
Net (loss) income                                $(134,757) $ 28,939    $(257,997) $ 56,270
                                                 =========  ========    =========  ========

Other Financial Data:
Net cash provided by (used in):
 Operating activities                            $  47,296  $ 10,250    $ 123,280  $ 15,656
 Investing activities                               98,867   (14,409)      79,991       624
 Financing activities                             (234,641)    5,163     (257,445)    9,184
EBITDA (2)                                         107,980    36,427      227,954    93,392

(1) Effective July 12, 2000, the Company's consolidated operating results include the operating results of TV Guide. TV Guide was acquired in a transaction accounted for as a purchase.

(2) EBITDA means operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses. Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for the three and six-month periods ended June 30, 2001, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

Results of Operations

Consolidated

     Revenues for the three months ended June 30, 2001 were $334.2 million, an increase of $271.0 million compared to the same period in 2000. For the six-month period ended June 30, 2001, revenues were $686.7 million, an increase of $539.5 million compared to the same period in 2000. The increase in revenues for both the three and six-month periods was primarily due to additional revenues attributable to TV Guide ($259.0 million for the three-month period and $527.6 million for the six-month period), which was acquired by the Company on July 12, 2000, coupled with an increase in worldwide licensing income from the Company's proprietary technologies and intellectual property associated principally with interactive program guides and an increase in advertising revenues on the Company's proprietary interactive platforms, partially offset by nonrecurring revenues in 2000 of $22.0 million for the six-month period only, related to a General Instrument/Motorola arbitration matter.

     Operating expenses, excluding stock compensation, depreciation and amortization and nonrecurring expenses, were $226.3 million for the quarter ended June 30, 2001, an increase of $199.4 million when compared to the same period in 2000. For the six-month period ended June 30, 2001, operating expenses were $458.7 million, an increase of $404.9 million compared to the same period in the prior year. The increase in operating expenses for both the three and six-month periods was primarily due to increased operating costs attributable to TV Guide ($192.4 million for the three-month period and $396.4 million for the six-month period) coupled with increased costs to operate the advertising enabled interactive program guide platform.

     Stock compensation expense reflects amortization of the portion of the purchase price of TV Guide assigned to unearned compensation expense for unvested TV Guide stock options assumed by the Company in the TV Guide transaction. No similar amortization expense existed in periods prior to the acquisition of TV Guide.

     Depreciation and amortization during the second quarter of 2001 was $240.3 million, an increase of $238.9 million compared to the second quarter of 2000. For the six-month period ended June 30, 2001, depreciation and amortization was $478.9 million, an increase of $475.9 million compared to the same period in the prior year. The increase in depreciation and amortization for both the three and six-month periods was primarily a result of amortization of intangible assets and other depreciation resulting from the acquisition of TV Guide.

     In connection with its mergers with NuvoMedia and SoftBook, the Company recorded nonrecurring merger related costs totaling $15.9 million in the six months ended June 30, 2000. These costs were comprised of fees for financial advisors, attorneys and accountants, charges for inventory write down and purchase commitment losses and other transaction costs.

      Interest expense was $7.6 million for the three months ended June 30, 2001 and $19.1 million for the six-month period ended June 30, 2001 compared to none for the same periods in the prior year. The increase in interest expense for both the three and six-month periods was attributable to the assumption of debt and capital lease obligations in the TV Guide transaction. Prior to the acquisition of TV Guide, the Company had no debt.

     Other (expense) income, net was $(820,000) for the three months ended
June 30, 2001 compared to $4.6 million for the same period in 2000. For the six-month period ended June 30, 2001, other income, net was $1.1 million compared to $8.5 million for the same period in the prior year. The decrease in other income, net for both periods was due to lower rates of return in 2001 compared to 2000, lower invested cash balances and increased investment losses.

     The (benefit) provision for income taxes as a percentage of income before income taxes and extraordinary item was (11)% for the six-month period ended June 30, 2001, compared to 32% for the same period in 2000. The decrease in the effective tax rate was primarily due to the 2001 operating results including amortization of non-deductible goodwill recorded as a part of the TV Guide acquisition. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax (benefit) expense as a percentage of income before income taxes may vary from period to period.

     The extraordinary loss on debt extinguishment, net, results from the Company's acquisition of substantially all of TV Guide's 8 1/8% senior subordinated notes.


Pro Forma Results of Operations

     On July 12, 2000, the Company completed its merger with TV Guide. The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide only for periods after July 12, 2000. To enhance comparability, certain financial information below on the Company's business sectors is presented on a pro forma basis and reflects the merger with TV Guide as though it had occurred on January 1, 2000. The pro forma results also exclude the results of certain businesses disposed of during 2000 and 2001. The Company believes pro forma results represent a better comparative standard for assessing revenues, expenses and EBITDA trends, as the pro forma presentation includes the results of operations of TV Guide for all periods presented.

                                       Three Months Ended    Six Months Ended
                                              June 30,           June 30,
                                       ------------------    ------------------
                                          2001     2000        2001      2000
                                       --------  --------    --------  --------
                                                    (in thousands)
Technology and Licensing Sector:
 Revenues (1)                          $ 80,236  $ 59,075    $161,569  $118,988
 Expenses (2)                            27,055    21,805      48,329    43,107
                                       --------  --------    --------  --------
 EBITDA (1)(3)                         $ 53,181  $ 37,270    $113,240  $ 75,881
                                       ========  ========    ========  ========

Interactive Platform Sector:
 Revenues                              $ 20,484  $  3,413    $ 35,182  $  5,767
 Expenses (2)                            28,546    16,173      53,353    31,263
                                       --------  --------    --------  --------
 EBITDA (3)                            $ (8,062) $(12,760)   $(18,171) $(25,496)
                                       ========  ========    ========  ========

Media and Services Sector:
 Revenues                              $234,664  $280,030    $485,516  $566,543
 Expenses (2)                           172,021   215,577     360,023   437,002
                                       --------  --------    --------  --------
 EBITDA (3)                            $ 62,643  $ 64,453    $125,493  $129,541
                                       ========  ========    ========  ========

Consolidated (after eliminations)
 Revenues (1)                          $334,029  $342,518    $679,332  $691,298
 Expenses (2)                           226,267   253,555     458,770   511,372
                                       --------  --------    --------  --------
 EBITDA (1)(3)                         $107,762  $ 88,963    $220,562  $179,926
                                       ========  ========    ========  ========

(1) Amounts for the six months ended June 30, 2000 exclude the impact of $22.0 million of nonrecurring revenues related to a General Instrument/Motorola arbitration matter.

(2) Expenses means operating expenses, excluding stock compensation expense, depreciation and amortization and nonrecurring expenses.

(3) EBITDA means operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses. Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for the three and six-month periods ended June 30, 2001, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

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

     For the three months ended June 30, 2001, revenues for the Technology and Licensing Sector were $80.2 million, an increase of $21.2 million, or 36%, when compared to pro forma revenues for the same period in 2000. For the six-month period ended June 30, 2001, revenues for this sector were $161.6 million, an increase of $42.6 million, or 36%, when compared to pro forma revenues for the same period in 2000, excluding nonrecurring revenues of $22.0 million in the first quarter of 2000 associated with a General Instrument/Motorola arbitration matter. The increase in revenues excluding nonrecurring revenue for both the three and six-month periods was primarily due to continued growth in worldwide licensing income derived from the Company's proprietary technologies and intellectual property associated with interactive program guides. During 2000 and the first six months of 2001, the Company entered into agreements with new licensees for its technologies and increased the distribution base for its proprietary interactive program guide platforms.

     Expenses in this sector were $27.1 million for the quarter ended June 30, 2001, an increase of $5.3 million, or 24%, when compared to pro forma expenses for the same period in 2000. For the six-month period ended June 30, 2001, expenses for this sector were $48.3 million, an increase of $5.2 million, or 12%, when compared to pro forma expenses for the same period in 2000. The increase in expenses in both periods was primarily due to increased development costs.

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

     For the three months ended June 30, 2001, revenues for the Interactive Platform Sector were $20.5 million, an increase of $17.1 million, or 500%, compared to pro forma revenues for the same period in 2000. For the six-month period ended June 30, 2001, revenues for this sector were $35.2 million, an increase of $29.4 million, or 510%, when compared to pro forma revenues for the same period in 2000. Currently, revenues in this sector are comprised primarily of advertising revenues earned on the Company's proprietary platforms, including the interactive program guides and the online web site, www.tvguide.com. The
                                                        ---------------
increase in revenues in this sector for both periods was primarily attributable to the launch of advertising enabled interactive program guides under the TV Guide Interactive brand during 2000 coupled with the increased penetration of such guides into the market place.

     Expenses in this sector were $28.5 million for the quarter ended June 30, 2001, an increase of $12.4 million, or 77%, when compared to pro forma expenses for the same period in 2000. For the six-month period ended June 30, 2001, expenses for this sector were $53.4 million, an increase of $22.1 million, or 71%, when compared to pro forma expenses for the same period in 2000. The increase in expenses for both the three and six-month periods was primarily due to the costs associated with operating an expanding platform base.

Media and Services Sector - Pro Forma

     The Media and Services Sector operates the TV Guide(R) magazines, with a combined circulation of about 10 million, the TV Guide(R) Channel, which reaches about 50 million households, the TVG Network and other television media properties. This sector also provides programming to C-band subscribers and data transmission services and operates a media sales group responsible for selling advertising for the TV Guide magazines, the TV Guide Channel and the IPG platform. Revenues in this sector are principally composed of subscription fees and advertising revenues of the TV Guide magazines and the TV Guide Channel and programming package revenues from C-band households. The Company sold the business that distributes the WGN superstation signal in April 2001 for approximately its net book value. Accordingly, pro forma amounts for this sector which were previously presented have been restated for the impacts of the WGN superstation disposition. The Company is also currently in active negotiations for the sale of the remaining distant signal superstation business.

     For the three months ended June 30, 2001, revenues for the Media and Services Sector were $234.7 million compared to pro forma revenues of $280.0 million in the same period in 2000. For the six-month period ended June 30, 2001, revenues for this sector were $485.5 million, a decrease of $81.0 million, or 14%, when compared to pro forma revenues for the same period in 2000. Revenues in this sector for both periods decreased primarily due to decreased revenues earned by TV Guide Magazine and Superstar/Netlink Group. TV Guide Magazine continues to face declines in circulation due to slower new subscriber growth, lower renewal rates and reduced newsstand sales. The impacts of the circulation decline on revenues were partially offset by an increase in the newsstand price of TV Guide Magazine. Superstar/Netlink Group's revenues decreased due to declines in the C-band industry coupled with acceleration of those declines resulting from an arrangement with EchoStar to actively convert subscribers to EchoStar's direct broadcast satellite services, partially offset by subscriber acquisition efforts. The subscriber decline was partially offset by an increase in the price of programming packages sold to C-band customers coupled with revenues earned from the subscriber conversion agreement with EchoStar.

     Expenses for this sector were $172.0 million for the quarter ended June 30, 2001, a decrease of $43.6 million, or 20%, when compared to pro forma expenses for the same period in 2000. For the six-month period ended June 30, 2001, expenses for this sector were $360.0 million, a decrease of $77.0 million, or 18%, when compared to pro forma expenses for the same period in 2000. The decrease in expenses for both the three and six-month periods was primarily due to cost reductions resulting from reduced circulation of the TV Guide magazines coupled with reduced programming costs and customer management costs resulting from the decline in the number of C-band subscribers.

Liquidity and Capital Resources

     For the six months ended June 30, 2001, net cash flows from operating activities were $123.3 million. This cash flow, plus existing cash resources, and proceeds from asset sales of $106.0 million and from the exercise of stock options of $6.4 million were used to fund $184.0 million of repayments of borrowings under TV Guide's bank credit facilities and capital lease obligations, the acquisition of $71.0 million of TV Guide's 8 1/8% senior subordinated notes, capital expenditures of $12.1 million and other investments. At June 30, 2001, the Company's cash, cash equivalents and marketable securities classified as current assets aggregated $482.3 million.

     The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February 2005, with a group of banks. Borrowings under the credit facilities bear interest (4.9% at June 30, 2001) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facilities. As of June 30, 2001, TV Guide had available borrowing capacity under the six-year revolving credit facility of $131.6 million. Principal payments on the amortizing term loan aggregate $60.0 million over the next twelve months.

     On June 18, 2001, the Company completed a tender offer in which it acquired substantially all of the outstanding 8 1/8% senior subordinated notes of TV Guide at a price of $1,045 per $1,000 principal amount of notes tendered plus accrued interest. In connection with the tender offer, the indenture for the notes was amended to delete or modify most of the restrictive covenants. An extraordinary loss of $2.1 million, or $0.01 per share, was recognized as a result of this transaction.

     The Company collects in advance a majority of its TV Guide magazine subscription fees, Superstar/Netlink Group subscription fees and certain of its UVTV superstation and TV Guide Channel revenues. In addition, the Company receives nonrefundable prepaid license fees from certain licensees. As of June 30, 2001, deferred revenue totaled $471.6 million. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     The Company does not have any material commitments for capital expenditures. The Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital, capital expenditures and debt requirements in the foreseeable future.

Impact of Recently Issued Accounting Standards

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. However, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Furthermore, in connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $5.5 billion and unamortized identifiable intangible assets in the amount of $885.8 million, both of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to such assets was $231.7 million and $248.7 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide's $300 million six-year revolving credit facility and $300 million amortizing term loan. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Because the interest rates on the credit facilities are variable, based upon the banks' prime rate or LIBOR, the Company's interest expense and cash flow are impacted by interest rate fluctuations. At June 30, 2001, the Company had $386.4 million in outstanding borrowings under the credit facilities. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $3.9 million in interest expense and a corresponding decrease or increase of $3.9 million in the Company's cash flow.

PART II.  OTHER INFORMATION
----------------------------

ITEM 1.   LEGAL PROCEEDINGS

  See Note 5 to Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a.  Exhibits

  None.

  b.  Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.



                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Gemstar-TV Guide International, Inc.
                                           (Registrant)


  Date:  August 14, 2001        By:        /s/ Elsie Ma Leung
                                    --------------------------------------
                                              Elsie Ma Leung
                                          Chief Financial Officer