Form 10-Q
period 2001-09-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2001-11-14
CIK 923282

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD FROM _____ TO _____

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

As of September 30, 2001, there were outstanding 414,378,000 shares of the registrant's Common Stock, par value $0.01 per share.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                                     INDEX

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements--unaudited

          Condensed Consolidated Balance Sheets..........................     1

          Condensed Consolidated Statements of Operations................     2

          Condensed Consolidated Statements of Stockholders' Equity......     3

          Condensed Consolidated Statements of Cash Flows................     4

          Notes to Condensed Consolidated Financial Statements...........     5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....    26

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................    27

Item 6.   Exhibits and Reports on Form 8-K...............................    27

Signature................................................................    27

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                 September 30,   December 31,
                                                     2001           2000
                                                 -------------   ------------
                                                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                         $   390,014    $   488,046
 Marketable securities                                  49,600         63,425
 Receivables, net                                      371,968        342,904
 Deferred tax asset                                      9,909         15,969
 Other current assets                                   31,426         36,817
                                                   -----------    -----------
Total current assets                                   852,917        947,161

Property, plant and equipment, net                      92,238         92,382
Intangible assets, net                               8,865,377      9,516,764
Marketable securities and other investments            201,942        204,588
Other assets                                            27,218         28,582
                                                   -----------    -----------
Total assets                                       $10,039,692    $10,789,477
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses             $   256,728    $   221,395
 Current portion of long-term debt and
  capital lease obligations                             62,166         62,674
 Current portion of deferred revenue                   340,033        276,915
                                                   -----------    -----------
Total current liabilities                              658,927        560,984

Deferred tax liability                               1,222,675      1,375,650
Long-term debt and capital lease obligations,
 less current portion                                  316,548        586,485
Deferred revenue, less current portion                 108,127        200,217
Other liabilities                                        4,265         10,178

Stockholders' equity:
 Common stock, $.01 par value                            4,172          4,137
 Additional paid-in capital                          8,350,353      8,290,627
 Accumulated deficit                                  (561,727)      (172,257)
 Accumulated other comprehensive
  income, net of tax                                    10,817         31,612
 Unearned compensation                                 (46,026)       (69,717)
 Treasury stock, at cost                               (28,439)       (28,439)
                                                   -----------    -----------
Total stockholders' equity                           7,729,150      8,055,963
                                                   -----------    -----------
Total liabilities and stockholders' equity         $10,039,692    $10,789,477
                                                   ===========    ===========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                   (In thousands, except per share amounts)

                                          Three Months Ended       Nine Months Ended
                                            September 30,            September 30,
                                        ----------------------  -----------------------
                                           2001        2000         2001        2000
                                        ---------   ---------   ----------    --------
Revenues                                $ 335,114   $ 309,821   $1,021,812    $457,044
Operating expenses:
 Operating expenses, excluding stock
  compensation, depreciation and
  amortization and nonrecurring
  expenses                                224,391     216,401      683,135     270,232
 Stock compensation                         6,534       8,593       23,691       8,593
 Depreciation and amortization            240,350     206,561      719,213     209,570
 Nonrecurring expenses                          -           -            -      15,895
                                        ---------   ---------   ----------    --------
                                          471,275     431,555    1,426,039     504,290
                                        ---------   ---------   ----------    --------
Operating loss                           (136,161)   (121,734)    (404,227)    (47,246)
Interest expense                           (4,880)    (11,790)     (23,982)    (11,790)
Other (expense) income, net                (7,840)      2,551       (6,786)     11,024
                                        ---------   ---------   ----------    --------
Loss before income taxes and
 extraordinary item                      (148,881)   (130,973)    (434,995)    (48,012)
(Benefit) provision for income taxes      (17,408)    (15,150)     (47,625)     11,541
                                        ---------   ---------   ----------    --------
Loss before extraordinary item           (131,473)   (115,823)    (387,370)    (59,553)
Extraordinary loss on debt
 extinguishment, net                            -           -       (2,100)          -
                                        ---------   ---------   ----------    --------
Net loss                                $(131,473)  $(115,823)  $ (389,470)   $(59,553)
                                        =========   =========   ==========    ========
Basic and diluted loss per share:
 Loss before extraordinary item            $(0.32)     $(0.30)  $    (0.94)     $(0.22)
 Extraordinary item                             -           -        (0.01)          -
 Net loss                                   (0.32)      (0.30)       (0.95)      (0.22)

Weighted average shares outstanding       412,361     385,418      411,673     266,946
                                        =========   =========   ==========    ========
Weighted average shares
 outstanding, assuming dilution           412,361     385,418      411,673     266,946
                                        =========   =========   ==========    ========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED
                                (In thousands)

                                          Three Months Ended       Nine Months Ended
                                            September 30,            September 30,
                                       -----------------------  -----------------------
                                          2001        2000         2001         2000
                                       ----------   ----------  ----------   ----------
Balance at beginning of period         $7,819,764   $  436,371  $8,055,963   $  323,330
Net loss                                 (131,473)    (115,823)   (389,470)     (59,553)
Other comprehensive (loss)
 income                                    (9,665)      (8,108)    (20,795)      22,779
                                       ----------   ----------  ----------   ----------
Comprehensive loss                       (141,138)    (123,931)   (410,265)     (36,774)
Issuance of common stock for
 acquisitions                              27,851    7,875,259      27,851    7,875,259
Other, principally shares issued
 pursuant to stock option plans,
 including tax benefit, and
 amortization of unearned
 compensation                              22,673      (45,879)     55,601      (19,995)
                                       ----------   ----------  ----------   ----------
Balance at end of period               $7,729,150   $8,141,820  $7,729,150   $8,141,820
                                       ==========   ==========  ==========   ==========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (In thousands)

                                                        Nine Months Ended
                                                          September 30,
                                                      ----------------------

                                                        2001        2000
                                                      ---------   ---------
Cash flows from operating activities:
Net loss                                              $(389,470)  $ (59,553)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                         719,213     209,570
  Deferred income taxes                                 (84,118)    (39,918)
  Tax benefit associated with stock options              18,173      38,200
  Stock compensation expense                             23,691       8,593
  Changes in operating assets and liabilities,
   net of the effect of acquisitions:
    Receivables                                         (26,603)    (43,921)
    Other assets                                         15,159      (1,088)
    Accounts payable, accrued expenses
     and other liabilities                              (38,126)    (30,445)
    Deferred revenue                                    (82,449)      1,432
                                                      ---------   ---------
Net cash provided by operating activities               155,470      82,870
                                                      ---------   ---------
Cash flows from investing activities:
 Investments and acquisitions                           (35,669)    (30,735)
 Cash acquired in acquisitions                            2,361     100,033
 Purchases of marketable securities                     (85,363)    (28,951)
 Sales and maturities of marketable securities           85,730      39,274
 Sale of assets                                         107,011           -
 Additions to property, plant and equipment             (15,575)    (11,614)
 Additions to intangible assets                         (32,193)     (6,790)
                                                      ---------   ---------
Net cash provided by investing activities                26,302      61,217
                                                      ---------   ---------
Cash flows from financing activities:
 (Repayments) borrowings under bank credit
  facilities                                           (204,750)    313,448
 Repayment of senior subordinated notes                 (71,134)   (331,864)
 Repayment of note payable and capital lease
  obligations                                            (2,190)       (713)
 Issuance of common stock                                     -       4,021
 Proceeds from exercise of stock options
  and warrants                                           13,737      17,296
 Other                                                  (15,191)     (7,849)
                                                      ---------   ---------
Net cash used in financing activities                  (279,528)     (5,661)
                                                      ---------   ---------
Effect of exchange rate changes on cash and
 cash equivalents                                          (276)       (238)
                                                      ---------   ---------
Net (decrease) increase in cash and cash
 equivalents                                            (98,032)    138,188
Cash and cash equivalents at beginning of period        488,046     212,605
                                                      ---------   ---------
Cash and cash equivalents at end of period            $ 390,014   $ 350,793
                                                      =========   =========
Supplemental disclosures of cash flow information:
 Cash paid for income taxes                           $  69,967   $   4,674
 Cash paid for interest                                  27,194      22,843


    See accompanying Notes to Condensed Consolidated Financial Statements.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2001

1.  Organization and Basis of Presentation

    Gemstar-TV Guide International, Inc. ("Gemstar" or the "Company") is a leading global technology and media company focused on consumer entertainment. On July 18, 2001 and July 12, 2000, the Company completed its mergers with SkyMall, Inc. ("SkyMall") and TV Guide, Inc. ("TV Guide"), respectively. The mergers were accounted for as purchases. Accordingly, the consolidated financial statements include the results of operations of SkyMall and TV Guide from July 18, 2001 and July 12, 2000, respectively. Due to the merger with TV Guide, the results of operations for periods subsequent to July 12, 2000 reflect significant increases in amortization of goodwill and other intangible assets. In accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, the goodwill generated by the acquisition of SkyMall is not subject to amortization. Accordingly, the Company's business sectors are measured based on EBITDA (operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses).

    The Company has three major business sectors: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies; the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, TVG Network, SkyMall catalog sales, Superstar/Netlink Group and other non-interactive platforms. This sector also includes the media sales group that services all of the Company's media platforms. The Company's business sectors represent strategic business units that offer different products and services to customers and compete in different industries. At September 30, 2001, approximately 53% of the Company's receivables were due from five customers.

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

2.  Segment Information

    The Company organizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company's technology includes the VCR Plus+ system, the interactive program guide ("IPG") marketed under the GUIDE Plus+ and TV Guide Interactive brands and the electronic book ("eBook")); the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, TVG Network, SkyMall catalog sales, Superstar/Netlink Group and other non-interactive platforms. This sector also includes the media sales group that services all of the

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Company's media platforms. Segment information reported in prior years has been reclassified to conform with the current year presentation.

    The Company's reportable segments are strategic business units that offer different products and services and compete in different industries. Due to the merger with TV Guide, the results of operations for periods subsequent to July 12, 2000 reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's chief operating decision maker uses EBITDA (operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses) to evaluate the performance of the three segments. Eliminations include inter-segment revenues and expenses. The Company accounts for inter-segment sales as if the sales were made to third parties at market prices. Assets of the reportable segments are not relevant for management of the businesses nor for disclosure.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    Segment information for the three and nine-month periods ended September 30, 2001 and 2000 is as follows (in thousands):

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                     ---------------------   ---------------------
                                      2001(1)     2000(1)      2001(1)    2000(1)
                                     ---------   ---------   ----------  ---------
Technology and Licensing Sector:
 Revenues                            $  82,061   $  62,460   $  243,630  $ 200,423
 Expenses (2)                           25,858      21,669       74,187     57,906
                                     ---------   ---------   ----------  ---------
 EBITDA (3)                          $  56,203   $  40,791   $  169,443  $ 142,517
                                     =========   =========   ==========  =========
Interactive Platform Sector:
 Revenues                            $  29,181   $   6,554   $   64,363  $  11,348
 Expenses (2)                           33,882      17,784       87,235     34,694
                                     ---------   ---------   ----------  ---------
 EBITDA (3)                          $  (4,701)  $ (11,230)  $  (22,872) $ (23,346)
                                     =========   =========   ==========  =========
Media and Services Sector:
 Revenues                            $ 226,947   $ 240,956   $  719,829  $ 245,422
 Expenses (2)                          167,726     177,097      527,723    177,781
                                     ---------   ---------   ----------  ---------
 EBITDA (3)                          $  59,221   $  63,859   $  192,106  $  67,641
                                     =========   =========   ==========  =========
Consolidated (after eliminations)
 Revenues                            $ 335,114   $ 309,821   $1,021,812  $ 457,044
 Expenses (2)                          224,391     216,401      683,135    270,232
                                     ---------   ---------   ----------  ---------
 EBITDA (3)                            110,723      93,420      338,677    186,812

 Stock compensation                     (6,534)     (8,593)     (23,691)    (8,593)
 Depreciation and amortization        (240,350)   (206,561)    (719,213)  (209,570)
 Nonrecurring expenses                       -           -            -    (15,895)
 Interest expense                       (4,880)    (11,790)     (23,982)   (11,790)
 Other (expense) income, net            (7,840)      2,551       (6,786)    11,024
                                     ---------   ---------   ----------  ---------
Loss before income taxes and
extraordinary item                   $(148,881)  $(130,973)  $ (434,995) $ (48,012)
                                     =========   =========   ==========  =========

(1) Effective July 18, 2001 and July 12, 2000, the Company's consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(2) Expenses means operating expenses, excluding stock compensation expense, depreciation and amortization and nonrecurring expenses.

(3) Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for periods subsequent to July 12, 2000 reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA means operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") that are presented in these condensed consolidated financial statements. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.


3.  Acquisitions and Dispositions

    SkyMall Transaction

    On July 18, 2001, the Company acquired 100% of the outstanding common stock of SkyMall. Under the terms of the agreement, SkyMall's stockholders received
0.03759 shares of Gemstar common stock and $1.50 for each share of SkyMall common stock outstanding. The consolidated financial statements include the results of operations of SkyMall from July 18, 2001. SkyMall is a specialty retailer that provides a large selection of premium-quality products and services to consumers from a wide variety of merchants and partners. As a result of the acquisition, the Company believes it will enhance the television-based T-commerce and e-commerce initiatives, especially in the interactive TV strategy. Gemstar's principal reasons for the merger were as follows:

  . T-commerce and e-commerce are major aspects of Gemstar's interactive TV strategy. With the acquisition of SkyMall, Gemstar obtained back-office infrastructure and fulfillment capacities to support and accelerate Gemstar's T-commerce and e-commerce platforms.

  . SkyMall's inventory model, which leverages the fulfillment infrastructure of other merchants, represents a model on which Gemstar can build out and expand its T-commerce and e-commerce strategies across its various media properties.

  . The acquisition of SkyMall affords Gemstar the opportunity to extend the SkyMall brand and leverage its relationships with airlines and premium merchants. Gemstar expects to leverage these relationships by extending SkyMall's sales channels to Gemstar's portfolio of media properties.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  . SkyMall's access to a majority of domestic airline seats provides Gemstar with a captive audience with an upscale demographic--airline passengers. Gemstar believes that SkyMall provides Gemstar with a unique opportunity to expose this demographic to Gemstar's various media products, services and platforms, including its Gemstar eBook offerings.

    The aggregate purchase price of the SkyMall Transaction was $50.1 million, which included cash of $22.2 million and approximately 741,000 shares of Gemstar common stock issued to SkyMall stockholders at $36.58 per share, the average price of the Company's common stock over the two-day period before and after the SkyMall Transaction was agreed to and announced. The purchase price also included the fair value of unexercised SkyMall options and warrants assumed by Gemstar, and certain transaction costs.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). The Company is in the process of quantifying certain liabilities assumed; thus, the allocation of the purchase price is subject to refinement. The Company does not expect any significant adjustments to the reported amounts as a result of the final purchase price allocation.

      Assets:
        Current assets                      $ 8,464
        Property and equipment                7,207
        Intangible assets                     2,000
        Other assets                             23
        Goodwill                             73,285
                                            -------
                                             90,979

      Liabilities:
        Current liabilities                  40,891
                                            -------
      Net purchase price                    $50,088
                                            =======

    The acquired intangible asset of $2.0 million was assigned to the trade name and is not subject to amortization.

    The Company has not yet completed the allocation of $73.3 million of goodwill to its reporting units in accordance with Statement 142, which is effective January 1, 2002. Goodwill is not subject to amortization in accordance with Statement 142. None of the goodwill is expected to be deductible for tax purposes.

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

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    The purchase price was allocated to identifiable tangible and intangible assets and liabilities as follows, with the excess of the purchase price over such identifiable assets and liabilities allocated to goodwill (in thousands).

      Assets:
        Current assets                      $  449,997
        Property, plant and equipment           80,404
        Intangible assets                    9,904,892
        Other assets                            87,933
                                            ----------
                                            10,523,226
      Liabilities:
        Current liabilities                    577,997
        Deferred tax liability               1,393,940
        Other long-term liabilities            747,610
                                            ----------
                                             7,803,679
      Unearned compensation                     88,011
                                            ----------
      Net purchase price                    $7,891,690
                                            ==========

    Intangible assets relating to the TV Guide Transaction are comprised of the following amounts and lives (in thousands):

      Customer lists                        $  699,000     3-5 years
      Contracts                              1,942,000    5-10 years
      Trademarks and patents                   799,000    5-40 years
      Publishing rights                        270,000      15 years
      Goodwill                               6,194,892    5-15 years

    The following unaudited pro forma financial information reflects the Company's results of operations for the nine months ended September 30, 2001 and 2000 as though the SkyMall Transaction and TV Guide Transaction had been completed as of January 1, 2000 (in thousands, except per share amounts):

                                                2001         2000
                                             ----------   ----------
         Revenues                           $1,037,447    $1,071,751
         Net loss                             (396,961)     (456,032)
         Basic and diluted loss per share        (0.96)        (1.11)

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

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    WGN Superstation Transaction

    In April 2001, the Company sold the business that distributes the WGN superstation signal for approximately its net book value. Accordingly, no gain or loss was recognized as a result of the transaction.


4.  Credit Arrangements

    The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February 2005, with a group of banks. Borrowings under the credit facilities bear interest (3.5% at September 30, 2001) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facilities. As of September 30, 2001, TV Guide had available borrowing capacity under the six-year revolving credit facility of approximately $131.6 million.

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

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

    On October 23, 2000, StarSight filed a patent infringement suit against EchoStar Communications Corp., EchoStar Satellite Corp. and EchoStar Technologies Corp. (collectively "EchoStar") in the U.S. District Court for the Western District of North Carolina. The suit claims, among other matters, that EchoStar willfully infringed certain StarSight intellectual property by virtue of EchoStar's deployment, marketing, offers to sell and sale of direct broadcast satellite receivers containing an unlicensed interactive program guide and by EchoStar's operation of transmission systems to such receivers. StarSight, among other relief, is seeking an injunction and monetary damages. This lawsuit has now been stayed pending completion of the ITC proceedings discussed below.

    On November 17, 2000, Pioneer Digital Technologies, Inc. filed suit against the Company and several of its subsidiaries in Los Angeles County Superior Court. The suit claims, among other matters, that the Company and certain of its subsidiaries have violated state antitrust and unfair competition laws. The parties are now in pretrial proceedings.

    On December 5, 2000, EchoStar filed an antitrust action against the Company and several of its subsidiaries in the U.S. District Court for the District of Colorado. The action alleges the Company and several of its subsidiaries violated federal and state antitrust laws. EchoStar seeks, among other relief, damages and an injunction. StarSight has filed a counterclaim against EchoStar for patent infringement in connection with two patents owned by StarSight. The parties are now in pretrial

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

proceedings. On September 17, 2001, the MDL Panel affirmed its Conditional Transfer Order transferring the case to U.S. District Court for the Northern District of Georgia. This case is now being coordinated with the actions subject to the MDL Transfer Order.

    On December 29, 2000, Gemstar International Group, Ltd., Barnes & Noble, Inc. and Thomson Consumer Electronics were named as defendants in an action for patent infringement by Jennifer Landau, an individual, that relates to e-book technology. The Company was served with this action in May 2001. This action captioned Jennifer Landau v. Barnes & Noble, et al., USDC Case No. C-00-593-B, is now pending in the U.S. District Court for the District of New Hampshire. Gemstar and Barnes & Noble have now responded to plaintiff's complaint, and the parties are now in pretrial proceedings.

    On February 9, 2001, the Company filed four separate patent infringement actions against: (1) Scientific-Atlanta, Inc.; (2) Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc.; (3) SCI Systems, Inc.; and (4) EchoStar Communications Corporation in the U.S. District Court for the Northern District of Georgia. Each of these actions has now been stayed by the Court pending completion of the ITC proceedings discussed immediately below.

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

    On March 23, 2001, Gemstar Development Corporation, a wholly owned subsidiary of the Company, was added as a defendant in the lawsuit of SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., which is currently pending in the U.S. District Court for the Western District of North Carolina. The original claims brought by SuperGuide Corporation against the defendants in this lawsuit are for patent infringement with respect to three patents (the "SuperGuide Patents"). In 1993, Gemstar Development Corporation received a license to the SuperGuide Patents from SuperGuide Corporation within certain defined fields of use. Defendants asked the Court to join Gemstar Development Corporation to these proceedings as a necessary party. After it was added as a party, Gemstar Development Corporation

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

brought claims for declaratory relief and breach of contract against SuperGuide in this lawsuit relating to the 1993 license agreement between SuperGuide and Gemstar Development Corporation. In addition, Gemstar Development Corporation has sued EchoStar for infringing the SuperGuide Patents. The parties are now in pretrial proceedings.

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

    On May 3, 2000, a complaint was filed in the U.S. District Court for the Southern District of New York against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc. and a wholly owned subsidiary of the Company) and other parties by United Magazine Company, Inc. ("Unimag") and related entities. The complaint alleges claims against Murdoch Magazines for violation of the Robinson-Patman Act, breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property and trade secrets, tortious destruction of business, breach of confidential relationship and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys' fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution, Inc. as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Act. The Company filed a motion to dismiss all of the claims asserted against it. On May 1, 2001, the court heard oral argument on the Company's motion to dismiss, and an Opinion and Order was issued on May 31, 2001, dismissing all fifteen counts in Unimag's Amended Complaint, most with prejudice and some with leave to replead. On June 21, 2001, Unimag and the other plaintiffs filed a Second Amended Complaint, in essence alleging violations of the Robinson-Patman Act, breach of fiduciary duties and confidential relationships by the national distributor defendants and Murdoch Magazines, along with tort and statutory claims. All defendants, including Murdoch Magazines, have filed motions to dismiss portions of the Second Amended Complaint.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    During July and August 2000, TV Guide was served with more than 20 class action complaints filed primarily in the U.S. District Court for the Southern District of New York on behalf of magazine subscribers. These complaints, which have been consolidated into a single action, allege that TV Guide, the Magazine Publishers Association ("MPA"), and 12 other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys' fees and costs. Plaintiffs have filed a motion for partial summary judgment which is pending before the Court. After oral argument was heard on January 10, 2001, the parties entered into settlement discussions. The Court was notified by letter dated June 19, 2001, that the parties were engaged in settlement discussions, that no final settlement has been reached and that the parties need the court's assistance in resolving an issue regarding class-wide notice of a potential settlement. The parties continue to discuss settlement options.

    The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On July 12, 2000, the Company completed its merger with TV Guide. The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide from July 12, 2000.
Due to purchase accounting, the results of operations for periods subsequent to July 12, 2000 reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA (operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses).

    The Company categorizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company's technology includes the VCR Plus+ system, the interactive program guide ("IPG") marketed under the GUIDE Plus+ and TV Guide Interactive brands and the electronic book ("eBook")); the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, TVG Network, SkyMall catalog sales, Superstar/Netlink Group and other non-interactive platforms.
This sector also includes the media sales group that services all of the Company's media platforms. The Company's business sectors represent strategic business units that offer different products and services and compete in different industries.

    Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 2000.

    The following table sets forth certain unaudited financial information for the Company during the three and nine-month periods ended September 30, 2001 and 2000.

                                                      Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                    2001(1)         2000(1)               2001(1)        2000(1)
                                                    -------         -------               -------        -------
                                                                       (in thousands)
Statements of Operations Data:
Revenues                                          $ 335,114        $  309,821           $1,021,812      $457,044
Operating expenses:
 Operating expenses, excluding stock
  compensation, depreciation and
  amortization and nonrecurring
  expenses                                          224,391           216,401              683,135       270,232
 Stock compensation                                   6,534             8,593               23,691         8,593
 Depreciation and amortization                      240,350           206,561              719,213       209,570
 Nonrecurring expenses                                    -                 -                    -        15,895
                                                  ---------         ---------           ----------      --------
                                                    471,275           431,555            1,426,039       504,290
                                                  ---------         ---------           ----------      --------
Operating loss                                     (136,161)         (121,734)            (404,227)      (47,246)
Interest expense                                     (4,880)          (11,790)             (23,982)      (11,790)
Other (expense) income, net                          (7,840)            2,551               (6,786)       11,024
                                                  ---------         ---------           ----------      --------
Loss before income taxes and
 extraordinary item                                (148,881)         (130,973)            (434,995)      (48,012)
(Benefit) provision for income taxes                (17,408)          (15,150)             (47,625)       11,541
                                                  ---------         ---------           ----------      --------
Loss before extraordinary item                     (131,473)         (115,823)            (387,370)      (59,553)
Extraordinary loss on debt
 extinguishment, net                                      -                 -               (2,100)            -
                                                  ---------         ---------           ----------      --------
Net loss                                          $(131,473)        $(115,823)          $ (389,470)     $(59,553)
                                                  =========         =========           ==========      ========
Other Financial Data:
Net cash provided by (used in):
 Operating activities                             $  32,190         $  67,214           $  155,470      $ 82,870
 Investing activities                               (53,689)           60,593               26,302        61,217
 Financing activities                               (22,083)          (14,845)            (279,528)       (5,661)
EBITDA (2)                                          110,723            93,420              338,677       186,812


(1) Effective July 18, 2001 and July 12, 2000, the Company's consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases.

(2) Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for periods subsequent to July 12, 2000 reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA means operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

Results of Operations

Consolidated

     Revenues for the three months ended September 30, 2001 were $335.1 million, an increase of $25.3 million compared to the same period in 2000. For the nine-month period ended September 30, 2001, revenues were $1.0 billion, an increase of $564.8 million compared to the same period in 2000. The increase in revenues for the three-month period was primarily due to growth in worldwide licensing revenue from the Company's proprietary technologies and intellectual property associated principally with interactive program guides and an increase in advertising revenues on the Company's proprietary interactive platforms. The increase in the nine-month period was primarily due to the revenues attributable to the TV Guide merger, partially offset by nonrecurring revenues in 2000 of $22.0 million related to a General Instrument/Motorola arbitration matter.

     Operating expenses, excluding stock compensation, depreciation and amortization and nonrecurring expenses, were $224.4 million for the quarter ended September 30, 2001, an increase of $8.0 million when compared to the same period in 2000. For the nine-month period ended September 30, 2001, operating expenses were $683.1 million, an increase of $412.9 million compared to the same period in the prior year. The increase in operating expenses for both periods was primarily due to increased costs to operate the advertising enabled interactive program guide platform, coupled with, for the nine-month period, increased operating costs attributable to the TV Guide merger.

     Stock compensation expense reflects amortization of the portion of the purchase price of TV Guide assigned to unearned compensation expense for unvested TV Guide stock options assumed by the Company in the TV Guide transaction. No similar amortization expense existed in periods prior to the acquisition of TV Guide.

     Depreciation and amortization during the third quarter of 2001 was $240.4 million, an increase of $33.8 million compared to the third quarter of 2000. For the nine-month period ended September 30, 2001, depreciation and amortization was $719.2 million, an increase of $509.6 million compared to the same period in the prior year. The increase in depreciation and amortization for both the three and nine-month periods was primarily a result of amortization of intangible assets and other depreciation resulting from the acquisition of TV Guide.

     In connection with its mergers with NuvoMedia and SoftBook, the Company recorded nonrecurring merger related costs totaling $15.9 million in the nine months ended September 30, 2000. These costs were comprised of fees for financial advisors, attorneys and accountants, charges for inventory write down and purchase commitment losses and other transaction costs.

     Interest expense was $4.9 million for the three months ended September 30, 2001 and $24.0 million for the nine-month period ended September 30, 2001 compared to $11.8 million for both the three and nine-month periods in the prior year. The decrease in interest expense for the three-month period was primarily attributable to lower debt levels coupled with lower interest rates, partially offset by debt and capital lease obligations assumed in the TV Guide transaction being outstanding during the entire 2001 period. The increase in interest expense for the nine-month period was attributable to the assumption of debt and capital lease obligations in the TV Guide transaction. Prior to the acquisition of TV Guide, the Company had no debt.

     Other (expense) income, net was $(7.8) million for the three months ended September 30, 2001 compared to $2.6 million for the same period in 2000. For the nine-month period ended September 30, 2001, other (expense) income, net was $(6.8) million compared to $11.0 million for the same period in the prior year. The decrease in other income, net for both periods was due to lower rates of return in 2001 compared to 2000, lower invested cash balances and increased investment losses.

     The (benefit) provision for income taxes as a percentage of income before income taxes and extraordinary item was (11)% for the nine-month period ended September 30, 2001, compared to 24% for the same period in 2000. The decrease in the effective tax rate was primarily due to the 2001 operating results including amortization of non-deductible goodwill recorded as a part of the TV Guide acquisition. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future income taxes (benefit) as a percentage of income before income taxes may vary from period to period.

     The extraordinary loss on debt extinguishment, net, during the nine-month period ended September 30, 2001, results from the Company's acquisition of substantially all of TV Guide's 8 1/8% senior subordinated notes.

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


                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                      September 30,
                                               -------------------------         --------------------------
                                                  2001            2000              2001            2000
                                               --------         --------         ----------      ----------
                                                                    (in thousands)
Technology and Licensing Sector:
 Revenues (1)                                  $ 82,061         $ 63,033         $  243,630      $  182,021
 Expenses (2)                                    25,858           21,961             74,187          65,068
                                               --------         --------         ----------      ----------
 EBITDA (1)(3)                                 $ 56,203         $ 41,072         $  169,443      $  116,953
                                               ========         ========         ==========      ==========
Interactive Platform Sector:
 Revenues                                      $ 29,181         $  6,647         $   64,363      $   12,414
 Expenses (2)                                    33,882           18,972             87,235          50,235
                                               --------         --------         ----------      ----------
 EBITDA (3)                                    $ (4,701)        $(12,325)        $  (22,872)     $  (37,821)
                                               ========         ========         ==========      ==========
Media and Services Sector:
 Revenues                                      $226,947         $261,173         $  712,463      $  827,716
 Expenses (2)                                   167,726          197,862            527,749         634,864
                                               --------         --------         ----------      ----------
 EBITDA (3)                                    $ 59,221         $ 63,311         $  184,714      $  192,852
                                               ========         ========         ==========      ==========
Consolidated (after eliminations)
 Revenues (1)                                  $335,114         $330,704         $1,014,446      $1,022,002
 Expenses (2)                                   224,391          238,646            683,161         750,018
                                               --------         --------         ----------      ----------
 EBITDA (1)(3)                                 $110,723         $ 92,058         $  331,285      $  271,984
                                               ========         ========         ==========      ==========

(1) Amounts for the nine months ended September 30, 2000 exclude the impact of $22.0 million of nonrecurring revenues related to a General
    Instrument/Motorola arbitration matter.

(2) Expenses means operating expenses, excluding stock compensation expense, depreciation and amortization and nonrecurring expenses.

(3) Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for the periods subsequent to July 12, 2000, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA means operating income before stock compensation expense, depreciation and amortization and nonrecurring expenses. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

    The following discussion of each of the Company's segments is based on the pro forma financial information provided above.

Technology and Licensing Sector - Pro Forma

    The Technology and Licensing Sector is responsible for the development, licensing and protection of intellectual property and proprietary technologies. Revenues in this sector are comprised of license fees from third-party licensees for the Company's proprietary technologies and patents primarily related to video recording, interactive program guides and electronic books. The Company's licensing activities cover multiple industries, including consumer electronics, cable, satellite, Internet appliances, personal computers, and publications worldwide, with major licensees such as Microsoft, AOL Time Warner, Motorola, AT&T, Charter Communications, Comcast, Shaw, Thomson multimedia, Sony, Matsushita (Panasonic) and others. Sector operations include research and development, and the creation, protection and licensing of patents and proprietary technologies.

    For the three months ended September 30, 2001, revenues for the Technology and Licensing Sector were $82.1 million, an increase of $19.0 million, or 30%, when compared to pro forma revenues for the same period in 2000. For the nine-month period ended September 30, 2001, revenues for this sector were $243.6 million, an increase of $61.6 million, or 34%, when compared to pro forma revenues for the same period in 2000. The increase in revenues for both the three and nine-month periods was primarily due to continued growth in worldwide licensing income derived from the Company's proprietary technologies and intellectual property associated with interactive program guides. During 2000 and the first nine months of 2001, the Company entered into agreements with new licensees for its technologies and increased the distribution base for its proprietary interactive program guide platforms.

    Expenses in this sector were $25.9 million for the quarter ended September 30, 2001, an increase of $3.9 million, or 18%, when compared to pro forma expenses for the same period in 2000. For the nine-month period ended September 30, 2001, expenses for this sector were $74.2 million, an increase of $9.1 million, or 14%, when compared to pro forma expenses for the same period in 2000. The increase in expenses in both periods was primarily due to increased development costs.

Interactive Platform Sector - Pro Forma

    The Interactive Platform Sector owns, operates and derives recurring revenues from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms, and through revenue sharing under license agreements. Sector activities include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms, media research, and trafficking, tracking and billing of advertising. The Company's growing interactive program guide ("IPG") platform currently is comprised of television sets incorporating the Gemstar GUIDE Plus+(R) IPG and digital cable set top boxes incorporating the TV Guide Interactive(sm) and StarSight(R) IPGs.

    For the three months ended September 30, 2001, revenues for the Interactive Platform Sector were $29.2 million, an increase of $22.5 million, or 339%, compared to pro forma revenues for the same period in 2000. For the nine-month period ended September 30, 2001, revenues for this sector were $64.4 million, an increase of $51.9 million, or 418%, when compared to pro forma revenues for the same period in 2000. Currently, revenues in this sector are comprised primarily of advertising revenues earned on the Company's proprietary interactive program guide platform. The increase in revenues in this sector for both periods was primarily attributable to the increase in acceptance of the interactive program guide platform by advertisers and the continued increase of advertising-enabled interactive program guides in the consumer electronics and digital cable sectors.

    Expenses in this sector were $33.9 million for the quarter ended
September 30, 2001, an increase of $14.9 million, or 79%, when compared to pro forma expenses for the same period in 2000. For the nine-month period ended September 30, 2001, expenses for this sector were $87.2 million, an increase of $37.0 million, or 74%, when compared to pro forma expenses for the same period in 2000. The increase in expenses for both the three and nine-month periods was primarily due to the costs associated with operating an expanding platform base.

Media and Services Sector - Pro Forma

    The Media and Services Sector operates the TV Guide(R) magazines, the TV Guide(R) Channel, the TVG Network, SkyMall catalog sales, Superstar/Netlink Group and other non-interactive platforms. This sector also includes a media sales group responsible for selling advertising for all of the Company's media platforms. Revenues in this sector are principally composed of subscription fees and advertising revenues of the TV Guide magazines and the TV Guide Channel and programming package revenues from C-band households. The Company sold the business that distributes the WGN superstation signal in April 2001 for approximately its net book value. Accordingly, pro forma amounts for this sector which were previously presented have been restated for the impacts of the WGN superstation disposition. The Company is also currently in active negotiations for the sale of the remaining distant signal superstation business.

    For the three months ended September 30, 2001, revenues for the Media and Services Sector were $226.9 million compared to pro forma revenues of $261.2 million in the same period in 2000. For the nine-month period ended September 30, 2001, pro forma revenues for this sector were $712.5 million, a decrease of $115.3 million, or 14%, when compared to pro forma revenues for the same period in 2000. Revenues in this sector for both periods decreased primarily due to decreased revenues earned by TV Guide Magazine and Superstar/Netlink Group. TV Guide Magazine continues to face declines in circulation due to slower new subscriber growth, lower renewal rates and reduced newsstand sales. The impacts of the circulation decline on revenues were partially offset by an increase in the newsstand price of TV Guide Magazine. Superstar/Netlink Group's revenues decreased due to declines in the C-band industry coupled with acceleration of those declines resulting from an arrangement with EchoStar to actively convert subscribers to EchoStar's direct broadcast satellite services, partially offset by subscriber acquisition efforts. The subscriber decline was partially offset by an increase in the price of programming packages sold to C-band customers coupled with revenues earned from the subscriber conversion agreement with EchoStar.

    Expenses for this sector were $167.7 million for the quarter ended September 30, 2001, a decrease of $30.1 million, or 15%, when compared to pro forma expenses for the same period in 2000. For the nine-month period ended September 30, 2001, pro forma expenses for this sector were $527.7 million, a decrease of $107.1 million, or 17%, when compared to pro forma expenses for the same period in 2000. The decrease in expenses for both the three and nine-month periods was primarily due to cost reductions resulting from reduced circulation of the TV Guide magazines coupled with reduced programming costs and customer management costs resulting from the decline in the number of C-band subscribers.

Liquidity and Capital Resources

    At September 30, 2001, the Company's cash, cash equivalents and marketable securities classified as current assets aggregated $439.6 million. During the mine months ended September 30, 2001, the Company paid down over $206.9 million in long-term debt, and retired $71.1 million of TV Guide 8 1/8% senior subordinated notes for a total debt reduction of $278.1 million. For the nine months ended September 30, 2001, net cash flows from operating activities were $155.5 million. This cash flow, plus existing cash resources, and proceeds from asset sales of $107.0 million and from the exercise of stock options of $13.7 million were also used to fund capital expenditures of $15.6 million and other investments, in addition to the debt reduction.

    The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February 2005, with a group of banks. Borrowings under the credit facilities bear interest (3.5% at September 30, 2001) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facilities. As of September 30, 2001, TV Guide had available borrowing capacity under the six-year revolving credit facility of $131.6 million. Principal payments on the amortizing term loan aggregate $60.0 million over the next twelve months.

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

    The Company collects in advance a majority of its TV Guide magazine subscription fees, Superstar/Netlink Group subscription fees and certain of its UVTV superstation and TV Guide Channel revenues. In addition, the Company receives nonrefundable prepaid license fees from certain licensees. As of September 30, 2001, deferred revenue totaled $448.2 million. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

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

Impact of Recently Issued Accounting Standards

    In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $5.6 billion and unamortized identifiable intangible assets in the amount of $888.2 million, both of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to such assets was $231.4 million and $369.0 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces Statement
121. However, it retains the fundamental provisions of Statement 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will be required to adopt this statement no later than January 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide's $300 million six-year revolving credit facility and $300 million amortizing term loan. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Because the interest rates on the credit facilities are variable, based upon the banks' prime rate or LIBOR, the Company's interest expense and cash flow are impacted by interest rate fluctuations. At September 30, 2001, the Company had $371.4 million in outstanding borrowings under the credit facilities. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $3.7 million in interest expense and a corresponding decrease or increase of $3.7 million in the Company's cash flow.

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS

    See Note 5 to Condensed Consolidated Financial Statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          None

     b.   Reports on Form 8-K

          The Company filed a report on Form 8-K under Item 5 on September 19, 2001, announcing the Company's plan to repurchase up to $300 million of the Corporation's common stock, as conditions warrant.


                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Gemstar-TV Guide International, Inc.
                                                (Registrant)



    Date:  November 14, 2001          By:   /s/ Elsie Ma Leung
                                         -------------------------------
                                                Elsie Ma Leung
                                            Chief Financial Officer