Form 10-K405
period 2001-12-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2002-04-01
CIK 923282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24218

GEMSTAR-TV GUIDE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4782077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 North Los Robles Avenue, Suite 800, Pasadena, California 91101
(Address of principal executive offices including zip code)

(626) 792-5700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of February 28, 2002, there were 417.9 million shares of the registrant’s Common Stock outstanding. As of February 28, 2002, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $3.5 billion, based on the closing sale price of $18.29 per share as reported by the Nasdaq National Market System. Shares of Common Stock held by officers, directors, and 5% holders have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement related to the 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS.

Overview

Gemstar-TV Guide International, Inc. (“Gemstar” or together with its consolidated subsidiaries, the “Company” or “we”) is a leading global technology and media company focused on consumer entertainment. The Company has three major business sectors:

•
Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (including the interactive program guides (“IPGs”) currently marketed under brands such as GUIDE Plus+® and TV Guide® Interactive, the VCR Plus+® system and electronic book (“eBook”) technology marketed under brands such as the Gemstar eBook™ brand);

•	Interactive Platform Sector, which derives recurring income from advertising, interactive services and e-commerce on the Company’s proprietary interactive platforms;

•
Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG NetworkSM (“TVG”), SkyMall catalog sales, Superstar/Netlink Group (“SNG”) and other non-interactive platforms and media properties.

Our technologies and media properties are primarily directed toward serving the evolving entertainment needs of consumers worldwide, with special emphasis on consumers’ television-viewing needs. We seek to have our technologies widely licensed, incorporated and accepted as the technologies and systems of choice by consumer electronics manufacturers, service providers (such as owners or operators of cable systems, telephone networks, Internet service providers, direct broadcast satellite providers, wireless systems and other multi-channel video programming distributors), software developers and consumers.

The TV Guide brand is one of the most recognized and trusted brands in America. Our television guidance properties reach over 100 million people in the U.S. Taken as a whole, the Company’s television guidance products serve each of the distinct but equally important needs of the TV viewer. For planning and editorial purposes, the Company’s TV Guide Magazine currently reaches over 29.4 million readers each week based on a circulation of approximately 9 million; for video previewing, the TV Guide Channel reaches approximately 50 million households; for navigating through the hundred-plus channel universe of digital television, the Company’s IPGs, which include GUIDE Plus+ and TV Guide Interactive, are deployed in more than 7 million television sets and to more than 8 million digital cable subscribers, respectively, and are growing rapidly at a rate of thousands of new households per day; and for searching, voting and chatting regarding any TV-related issues, TV Guide Online (www.tvguide.com), with more than 4 million unique monthly users, is one of the most popular entertainment sites on the Internet.

Technology and Licensing Sector

The Technology and Licensing Sector is responsible for the development, licensing and protection of intellectual property and proprietary technologies, including the IPGs marketed under the GUIDE Plus+ and TV Guide Interactive brands, the Company’s VCR Plus+ system and the Gemstar eBook. Revenues for this sector are derived primarily from license fees paid by third party licensees for the Company’s proprietary technologies and patents primarily related to IPGs, video recording and electronic books. Our licensing activities cover multiple industries, including consumer electronics, cable, satellite, Internet appliances, personal computers and publications worldwide. The Technology and Licensing Sector operations include research and development and the creation, protection and licensing of patents and proprietary technologies.

We possess a large portfolio of technologies and intellectual property necessary to implement IPGs that enable consumers to navigate through, sort, select and record television programming and to perform other functions on their televisions. Our IPG technology has been licensed for, or incorporated into, televisions, VCRs, TV-VCR combination units, cable set-top boxes, integrated satellite receiver decoders, personal computers, PCTVs, Internet appliances and interactive services providing television programming. Our IPG technology and intellectual properties have been licensed to such major companies as AOL/Time Warner, Microsoft, Motorola, AT&T Broadband, Thomson multimedia, Charter Communications, Comcast Cable Communications, Sony, Matsushita (Panasonic), Philips, Hitachi, JVC and Zenith. We market IPGs under brands which include GUIDE Plus+ and TV Guide Interactive. We believe that with the increase in programming content and in the number of accessible television channels, our IPG technology is becoming an increasingly important and ubiquitous tool for assisting consumers in enjoying and enhancing their television viewing experience and will become a portal for a range of services and content displayed on a television screen.

In early 2000, we entered the electronic book publishing business. We are developing the technology and licensing it to manufacturers or other parties responsible for distributing the hardware. We are focusing on deriving recurring revenues through the sale of electronic content, and in the future, advertising and other services. The eBook business is consistent with the Company’s focus on developing, marketing and licensing proprietary technologies aimed at enhancing the consumer entertainment experience, and leveraging such proprietary technologies to generate additional recurring income. At this time, the Company’s eBook business is still in a development stage.

The VCR Plus+ system is widely accepted as a de facto industry standard for time-shift recording on VCRs and is currently incorporated into virtually every major brand of VCR sold worldwide. The VCR Plus+ system enables consumers to record a television program by simply entering a PlusCode® number (a proprietary one to eight digit number) into a VCR or television equipped with the VCR Plus+ technology. PlusCode numbers are printed next to television program listings in over 1,800 publications worldwide, with a combined circulation of over 330 million. VCR Plus+ is licensed through long-term licensing agreements with a large number of VCR manufacturers, including Sony Corporation and Thomson multimedia, and is offered internationally in more than 35 countries.

In May, 2001, ODS Technologies, L.P., one of our subsidiaries which produces, markets and distributes TVG, granted to Youbet.com, Inc. (“Youbet”) a license to make and use automated telephone and personal computer-based online wagering with systems incorporating TVG patented technology in the U.S. In addition, TVG granted to Youbet the right to provide streaming online audio and video content of live horse races conducted by TVG’s exclusive partner racetracks and accept pari-mutuel account wagers by telephone or online/Internet wagering systems in the U.S. As consideration for the license and right, the Company received warrants to acquire up to 51% of Youbet and will receive ongoing royalties, service and transaction fees and splits from advertising and e-commerce transactions.

Interactive Platform Sector

The Interactive Platform Sector derives revenues from advertising, interactive services and e-commerce on our proprietary interactive platforms, and through revenue sharing under license agreements. Interactive Platform Sector activities include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms; media research; and the trafficking, tracking and billing of advertising. Our rapidly growing IPG platform currently is comprised of television sets and VCR’s incorporating the GUIDE Plus+ IPG, digital cable set-top boxes incorporating the TV Guide Interactive IPG and the online web site www.tvguide.com. The Company also conducts electronic commerce on its www.skymall.com and www.tvguide.com web sites. At this time, the Company’s electronic commerce activities are still in a development stage.

Our IPGs consist of interactive on-screen program listing guides that allow the television viewer to retrieve program listings on demand and to perform various activities to enhance the viewer’s television viewing experience. Program listings and detailed descriptions can be viewed by time, channel or category, or the listings can be scanned alphabetically. Other functions offered by our IPGs include parental control features, reminder notices to viewers, pay-per-view and video-on-demand integration. As of December 2001, the Company had deployed more than 7 million GUIDE Plus+ IPGs, which are incorporated into television sets, and 8 million TV Guide Interactive IPGs, which are incorporated into digital cable set-top boxes. In addition, the Company’s IPG technologies had been incorporated into a growing number of digital set-top boxes deployed by telco services and into tuner cards for use in PCs. As the number of available channels continues to increase through further deployment of digital cable systems, further penetration of direct-to-home satellite services, and introduction of digital terrestrial services, we believe that the navigational functionalities of our IPGs will become even more valuable to television viewers.

We began efforts to sell advertising on our IPG platforms in 2000. Our IPG advertisers today include some of the most coveted marquee names in American product and service marketing, including Clorox, Delta Air Lines, Ford, General Motors, HotJobs.com, MasterCard, Maybelline, Pfizer, JVC and Volkswagen, while our programming advertisers included ABC, NBC, Fox, Warner Brothers, Showtime, E! Entertainment, WGN, FX, AMC and the Sci-Fi Channel, among others.

Media and Services Sector

The Media and Services Sector operates TV Guide Magazine, with a combined weekly circulation of about 9 million; TV Guide Channel, which reaches about 50 million households; TVG; SkyMall catalog sales, which reaches about 607 million airline passengers annually; SNG and other non-interactive platforms and media properties. Revenues in this sector are principally composed of subscription fees and advertising revenues of TV Guide Magazine and TV Guide Channel and programming package revenues from C-band households serviced by SNG.

Products, Services and Technologies

Interactive Program Guides

Interactive program guide products incorporating the Company’s IPG technology offer features which enable consumers to navigate through, sort, select, schedule for viewing and record television programming and to perform other television and interactive functionalities. IPGs also allow programmers to continuously disseminate updated program information, offer consumer electronics manufacturers an additional television feature, and provide cable and satellite service providers with an effective tool for marketing their video programming content. We believe that our IPGs and the Gemstar data services provide an attractive vehicle for the delivery of advertising and other content to consumers.

The extent to which features of the Company’s IPG technology are enabled on a specific device in the market is dependent on several factors, including the capabilities of the device itself and the characteristics of the delivery path and hardware of the infrastructure to which the device is connected. The following are major current features of the IPG technology:

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

Sorting Functions.    Viewers can sort programming by category (such as movies, sports, children’s programming), by theme within a category (such as drama, action, horror, within the movie category), and by title.

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

Tuning by Title.    A viewer can, with the push of a button, tune to a selected program that is highlighted on the IPG.

One Button Recording.    This feature allows a viewer to schedule a program for recording using the program listings. Programs can be selected for either one-time or recurring recording. A review screen displays all programs selected for recording.

One Button Scheduling.    A viewer can select programs in advance for “scheduled” viewing. At the appropriate time, this feature will, depending on the particular implementation, display a reminder notice that the selected program is ready for viewing or change channels to the scheduled program. If the television is turned off, some versions of the IPG technology can automatically turn the television on, and then off, after the end of the scheduled program.

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

We currently market and license our IPG technology, IPG products and IPG services to consumer electronics manufacturers and to service providers and manufacturers that supply service providers with cable and satellite set-top boxes. In the consumer electronics sector, our IPG technology enables licensed manufacturers to enhance the functionality and appeal of their products and to realize additional revenue through premium pricing. In the service provider sector, the IPG technology enables service providers to market additional services to subscribers. Our IPG technology allows service providers to customize certain elements of the guide for their subscribers and also allows them to upgrade over time the features and services they can offer to their subscribers. The guide is compatible with the service provider’s subscription management and pay-per-view operations. Our IPG technology, IPG products and/or IPG services have been licensed to such major companies as AOL/Time Warner, Microsoft, Motorola, AT&T Broadband, Thomson multimedia, Charter Communications, Comcast Cable Communications, Sony, Matsushita (Panasonic), Philips, Hitachi, JVC and Zenith. We currently have contracts with approximately 140 cable system operators and telephone companies in the U.S.

Our data service used in conjunction with our IPG products, includes program listings and advertising data which are regularly accumulated from our shared listings databases and specialized advertising systems for distribution to our IPG products and licensees. We use both our internal data operations and external commercial suppliers to obtain program listings data. Advertising data is accumulated and entered into specialized advertising systems as specified by our advertising customers. We process and format the program listings and advertising data into proprietary data formats and deliver it via a variety of transmission means, including land-line telephone link, NABTS broadcast and HITS satellite feed. Generally, to populate consumer electronics appliances, the data is fed to our insertion equipment located in network headends, cable headends and broadcast stations for inclusion in the vertical blanking interval of television signals. To populate cable set-top boxes, the data is continuously delivered to local affiliate cable systems for delivery to set-top boxes in subscribers homes via the out-of-band data frequencies of local cable systems.

In the computer and Internet sector, we have licensed our IPG technology to Microsoft and AOL, predecessor of AOL/Time Warner (“AOL”). Microsoft has adopted our IPG technology in a number of their product offerings. AOL has a long-term license agreement with us to use our IPG technology. Our IPG technology, IPG products and IPG services are also incorporated into tuner cards for use in PCs through our license with ATI, one of the largest tuner card manufacturers in the U.S.

Electronic Book Publishing

In early 2000, we entered the eBook business with the acquisition of Softbook Press, Inc. and Nuvo Media Inc., two pioneering companies in the eBook business, and later, Les Editions 00h00, an electronic publisher in Europe. In November, 2000, Gemstar’s eBook devices were launched under the RCA brand in the United States, and Gemstar commenced the sale of content for these devices with new titles from such best-selling authors as Patricia Cornwell, James Patterson, Robert Ludlum, Ken Follett, Ed McBain and others.

In the United States, sales of books to consumers in 2001 produced revenues of approximately $25 billion, according to the American Association of Publishers. Also in 2001, sales of magazines and newspapers to consumers totaled over $20 billion, accompanied by over $60 billion in advertising sold according to the Newspaper Association of America and the Magazine Publishers of America.

The Gemstar eBook addresses two concerns expressed by the publishing industry in adopting the electronic book concept, namely, piracy—as in the case of music on the Internet, and value preservation—since electronic content on the Internet has been generally perceived to be free. The Gemstar eBook system does not utilize the PC or the Internet to distribute content to consumers; and using a proprietary security system, the Gemstar eBook system drastically lowers the risk of content piracy by limiting the damage that can be done even if the encryption scheme is compromised. Addressing the second concern, Gemstar’s eBook device is designed specifically for reading. Unlike the PC, PDA and other handheld devices which severely compromise the reading experience, Gemstar’s eBook devices are aimed at not only matching, but improving, the experience for acquiring and reading books, magazines and newspapers.

Major publishers, including Penguin-Putnam, Warner Books, St. Martin’s Press, Random House, Simon and Schuster, HarperCollins, and best-selling authors, including Patricia Cornwell, Robert Ludlum, James Patterson and others, have agreed to allow first class, first run content to be distributed on the Gemstar eBook System, many under exclusivity arrangements versus other electronic formats, and some with exclusive lead times over even paper editions of the same works. Even though the current installed base is relatively small due to the high cost of manufacturing of the devices, we believe there is a large potential market of serious readers interested in storing, downloading and reading from a variety of selected books, periodicals and newspapers on such user-friendly devices as soon as the cost is reduced through engineering and production volume increase. When this occurs, the Gemstar eBook will act as an important complement to the Company’s strong position in the stationary entertainment segment with its television-based technologies.

VCR Plus+

Our first proprietary system, the VCR Plus+ system, was introduced in 1990. Since then, our VCR Plus+ technology has been adopted as the standard VCR programming aid by virtually every major consumer electronics manufacturer worldwide. VCR Plus+ is incorporated into VCRs and televisions by licensed consumer electronics manufacturers and enables consumers to record a television program by simply entering a proprietary one to eight digit PlusCode number, via a remote control unit, into a VCR or television set. PlusCode numbers are printed next to television listings in participating newspapers and television program guides. PlusCode numbers are generated through a patented process developed by the Company and are now carried by over 1,800 publications worldwide, including the New York Times, the Los Angeles Times, TV Guide, the Asahi Shimbun (Japan), the Sun (U.K.), the Daily Mirror (U.K.) and the Guangdong Dianshi Zhoubao (China).

We continue to develop and introduce additional features based on the VCR Plus+ technology that manufacturers can license from the Company to enhance the functionality of the VCR Plus+ system. These features include functions that are capable of automating the VCR Plus+ setup procedures, controlling set-top boxes and updating the clock and cable channel lineup information. The VCR Plus+ system and all its attendant enhancement functions are also licensed for incorporation into digital recorders such as DVD recorders.

TV Guide Magazine

We publish TV Guide Magazine, the most widely circulated paid weekly magazine in the United States. As of December 31, 2001, TV Guide Magazine had a circulation of approximately 9 million copies that, according to MediaMark Research, Inc. reach over 29.4 million readers each week. We publish over 200 separate digest and ultimate size editions of this magazine weekly, including geographic and cable specific editions. On a monthly basis, we also publish The Cable Guide, which has approximately 1.5 million subscribers. In addition, our custom publishing unit produces a monthly pay-per-view guide for more than 20 cable systems in the United States.

TV Guide Magazine’s circulation is derived from four primary sources: new subscriptions (through insert cards in TV Guide Magazine, direct mail and direct mail agents), subscription renewals, cable television and satellite customer subscriptions and newsstand sales. Recent declines in circulation due to slower new subscriber growth, lower renewal rates and reduced newsstand sales, which have been significant subsequent to the events of September 11, 2001, have been partially offset by increased cable television and satellite customer additions. However, the overall declines in circulation may continue and could be significant. TV Guide Magazine had a circulation of 9.0 million at December 31, 2001, compared to 9.9 million and 10.8 million at December 31, 2000 and 1999, respectively. TV Guide Magazine attracts new subscribers to its cable-specific editions through the continued customization of the magazine for regional cable systems and through customer marketing programs in conjunction with the country’s largest cable multiple system operators (“MSOs”).

In the year ended December 31, 2001, TV Guide Magazine carried more than 2,700 total advertising pages. The national feature section, which has traditionally attracted general-appeal category advertisers such as food, drug, automobile, entertainment and packaged goods companies, comprised approximately 42% of such pages. Network and cable tune-in advertising, traditionally included in the listings section, comprised 44% of total advertising pages; and insert advertising represented approximately 14% of such pages. TV Guide Magazine sells advertising principally through an internal advertising sales force, which sells advertising on all of the Company’s products. Advertisers may purchase pages on either a national or regional basis in accordance with their needs.

Printed TV Guide Magazine products are outsourced to seven independent commercial printers located throughout the United States. We believe that there is an adequate supply of alternative printing services available to publish TV Guide Magazine at competitive prices should the need arise. The principal raw materials used in the publication of TV Guide Magazine are coated and uncoated paper. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions. TV Guide Magazine’s operating performance can be materially impacted by the price of coated and uncoated paper. The Company does not hedge against increases in paper costs. Postage for product distribution and direct mail solicitations is also a significant expense to TV Guide Magazine and is subject to increased prices.

TV Guide Magazine can be characterized as having two major aspects: the utility aspect consisting of the program listings and descriptions, and the editorial aspect consisting of the editorials. As the number of channels increase, and alternative means of obtaining program information (including superior means such as the IPG) continue to proliferate, the utility aspect of the TV Guide Magazine will lessen in value. On the other hand, the increase in choice in fact increases the need for guidance and recommendations on what to watch, and therefore, we believe that the editorial aspect of TV Guide Magazine will increase in value. The Company plans to follow a strategy which capitalizes on this natural evolution and build TV Guide Magazine into a valued planning tool to complement the other guidance tools that the Company deploys, all under one trusted brand—TV Guide.

TV Guide Channel

The TV Guide Channel offers multiple video providers a fully customized and localized television network, continuously delivering updated entertainment information that promotes the provider’s networks and programs. TV Guide Channel’s hosted format is designed to appeal to cable operators, advertisers and consumers, and has generated a prime time Nielsen ratings of 0.5 during the fourth quarter of 2001, exceeding Nielsen ratings received by other well-known information networks, such as VH-1, Headline News, CNBC, TWC and  E! Entertainment.

TV Guide Channel is typically included in a basic or expanded basic package offered by programming distributors to their subscribers, both on analog and digital. Viewers do not need special equipment (converters or “sidecars”) to receive the channel. The screen for TV Guide Channel is divided into two components, with the upper half devoted to programming that drives the cable operator’s primary revenue generators, like pay-per-view (and soon video-on-demand), creates an entertainment environment in which media buyers want to place their clients’ advertising and gives consumers up to the minute, customized entertainment information on every aspect of upcoming programs. The listings contain viewing times, channel numbers, network identification, program titles, weather, movie descriptions, program ratings and ordering instructions for pay-per-view services, updated in 2,600 headends around the country on a daily basis.

We will seek to further establish the TV Guide Channel as the premier entertainment information source, combining behind-the-scenes footage, in-depth interviews and localized information.

Direct-to-Home Satellite Programming Services

We own approximately 80% of SNG. SNG markets satellite entertainment programming to C-band home satellite dish owners in the United States in subscription periods of one, three, six or twelve months. In addition, effective November 2, 1999, SNG began promoting and soliciting orders for direct broadcast satellite entertainment programming on behalf of EchoStar Satellite Corporation (“EchoStar”). In exchange, SNG receives an initial commission for each current or past SNG subscriber who subscribes to EchoStar’s DISH Network and a monthly residual commission over the life of the agreement, which expires on December 31, 2005. This agreement is consistent with the Company’s strategy of reducing operational involvement while maximizing profitability in this business, which is declining due to the growth of the newer generation direct broadcast satellite systems and continued cable system expansions. During the year ended December 31, 2001, the number of C-band subscribers in the industry decreased by 31% to approximately 823,000 subscribers. At December 31, 2001, SNG provided service to 549,000 of these subscribers, a decrease of 14% from the subscribers served by SNG at December 31, 2000. We expect the decline in the C-band industry to continue and the decline could accelerate significantly with the popularity of direct broadcast satellite services and continued expansion of cable systems. In the Company’s case, this anticipated decline may be further accelerated by SNG’s agreement with EchoStar.

Satellite Distribution of Video Entertainment Services

We market and distribute superstations WPIX (New York) and KTLA (Los Angeles), two of the five independent satellite-delivered television superstations, to cable systems and direct-to-home subscribers,

including C-band and direct broadcast satellite. In addition, we market and distribute the Denver 5 services and operate a separate business that sells programming packages to satellite master antenna television (SMATV) systems serving hotels and multi-unit dwellings. Through April 2001, the company also distributed the superstation WGN (Chicago). The Company sold the business that distributed the WGN superstation signal for approximately its net book value in April 2001.

Interactive Horse-Racing Betting Service

Through ODS Technologies, L.P., we produce, market and distribute TVG, a cable and satellite sports entertainment television network that combines live horseracing from many of the premier horse racetracks in the United States with the convenience of interactive wagering from home. TVG has entered into exclusive and non-exclusive agreements with fifty horse racetracks to deliver racing content to and accept wagers from subscribers in return for a fee based on a percentage of gross wagering handled by TVG in addition to transaction fees.

TVG’s television network is currently available in nearly eight million U.S. households on EchoStar’s Dish Network satellite service (basic tier), C-band satellite systems and on cable systems in regional areas. TVG customers may establish wagering accounts to wager on the horse races through patented, proprietary interactive applications utilizing automated telephone, online virtual private network and digital set-top box remote control software developed or in development by the Company.

TVG currently accepts wagering accounts from residents of twelve states, up from three states at the end of 2000. In early 2002, TVG began to offer wagering services to residents of California, the most substantial revenue producing opportunity for the business to date. With the development of television distribution in California and other major racing markets and the expansion of markets from which accounts are accepted, TVG believes that increased fee revenue, network advertising, merchandising and data delivery, home shopping,  e-commerce and interactive advertising opportunities may become available.

TVG is a development stage business into which the Company has made, and continues to make, substantial investment. Growth in the business will depend on the legislative and regulatory environment on both Federal and state levels, the continued expansion of cable and satellite television distribution and the integration of interactive wagering technologies for online and interactive television applications.

SkyMall Catalog Sales

Acquired in July 2001, SkyMall is a specialty retailer that provides a large selection of premium-quality products and services to consumers from a wide variety of merchants and partners. SkyMall’s unique business model calls for it to convey customer orders acquired through both its in-flight catalogs and its web site, www.skymall.com, to suppliers, which then ship the products directly to the consumer. SkyMall has a sophisticated vendor relationship management and shipment tracking system, which can be customized to interface with a merchant’s sales and distribution system in a turn-key manner. With this business model, SkyMall holds minimal product inventory, which provides maximum flexibility with respect to the type of products which may be made available to consumers from time to time. The Company believes that SkyMall is a springboard to enhance the Company’s television-based t-commerce and e-commerce initiatives with its back-office infrastructure and fulfillment capacities and relationships with airlines and premium merchants. As the Company develops an interactive shopping experience for users of its interactive products and services, the Company expects to undergo a learning process whereby many different products may have to be offered to identify those most accepted by consumers under this new shopping paradigm. The Company believes SkyMall’s virtually unlimited product range, as well as its turn-key operations for adding or deleting products or merchants, will be instrumental to this process.

The SkyMall in-flight catalogs currently reach 607 million airline passengers annually. SkyMall has agreements with all of the major domestic airlines, representing 97% of the total passengers boarded in the U.S.

each year, granting it access to a majority of domestic airline seats holding a captive audience with upscale demographics for its quarterly catalogs.

Satellite Transmission Services for Private Networks

SpaceCom provides point-to-multipoint and commercial point-to-point two-way broadband satellite communications for various industries throughout North America, including radio programmers, paging network operators, financial information providers, news services and other private business networks. SpaceCom leases two Ku-band satellite transponders and several portions of other Ku and C-band transponders, communications on which originate from its teleport facility.

Intellectual Property Rights and Proprietary Information

The Company operates in an industry where innovation, investment in new ideas and protection of its intellectual property rights are important for success. The Company protects its innovations and inventions via a variety of means, including but not limited to applying for patent protection internationally and domestically. We believe we have one of the world’s most extensive portfolios of intellectual property in the area of interactive program guides, which broadly covers fundamental advances related to interactive program guide information delivery, storage, retrieval, advertising, two-way interaction, electronic commerce, and related user interfaces, including those relevant to the new media world of the convergence of the Internet and the television.

We continue to develop and file additional patent applications in a variety of areas in addition to the visual technology area, including but not limited to interactive program guides, electronic book technology, interactive wagering and electronic commerce. The Company currently has over 190 issued U.S. patents in the general area of audio-visual technologies with more than 4,800 claims, and over 290 issued foreign patents. The Company continues to actively pursue a worldwide intellectual property program and currently has over 330 U.S. and over 1,050 foreign patent applications pending.

We hold extensive trademark and service mark registrations throughout the world and have multiple trademark and service mark applications pending for a variety of marks. Marks for which the Company has registrations or applications to register in the U.S. or foreign countries include TV Guide, GUIDE Plus+, TV Guide Interactive, VCR Plus+ (VIDEO Plus+, ShowView and G-CODE in Europe and Asia), PlusCode, Gemstar eBook, TVGuide.com, TVG and SkyMall.

We hold various domain names relating to the Company’s trademarks and service marks including gemstar.com, tvguide.com, gemstartvguide.com, gemstarebook.com, tvgnetwork.com and skymall.com.

Competition

The Company’s technologies and systems compete with those of other companies. Many of the Company’s present and potential future competitors have, or may have, substantially greater resources than the Company to devote to further technological and new product developments. The Company believes that it will compete effectively based primarily on the originality of its concepts, the speed with which it can introduce such concepts to the market, the uniqueness of its designs, the focus of its business approach, the strength of its intellectual property portfolio, the extensiveness of its business relationships, the quality and innovation of its technologies and its ability to identify and meet consumer needs.

Interactive Program Guides

Competition in the market for the delivery of television program schedule information is intense. There are a number of companies which produce and market television schedule information in various formats and which compete or will compete with the Company’s IPG products and services. These alternative formats currently include traditional printed television guides, as well as non-interactive (passive) and interactive on-screen electronic guide services, printed television guides in newspapers and weekly publications, and local cable television guides, many of which are similar to other products of the Company.

Improvements in software porting and in software substitutability, together with government mandated introduction of so-called Open Cable platforms, will increasingly permit the creation of new guides and their quick placement in set-top boxes—both those purchased from service providers and those purchased at retail. We will undertake to modify and improve our technology to be competitive on these new platforms.

Many of the Company’s competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by the Company. The Company is currently engaged in the development of a variety of enhancements to its IPGs. There can be no assurance that any such enhancements developed by the Company would not be found to infringe patents that are currently held or may be issued to others. Patents of third parties may have an important bearing on the Company’s ability to offer certain of its products and services. There can be no assurance that the Company is or will be aware of all patents containing claims that may pose a risk of infringement by the Company’s products and services. In addition, patent applications in the United States are generally confidential until a patent is issued and so the Company cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of the Company’s products or services were to infringe patents held by others, the Company may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. The Company cannot assess the extent to which it may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether the Company would be able to obtain such licenses on commercially reasonable terms. If the Company were unable to obtain such licenses, the Company may not be able to redesign its products or services to avoid infringement.

Although the Company believes that its IPGs are in a strong competitive position with respect to its known competitors, there may be competitors with additional strengths that are unknown to the Company. Such potential competitors, which may include hardware manufacturers, software developers, broadcasters or service providers, could be larger, more established companies with greater resources in the program information delivery market.

Electronic Book Publishing

The market for eBooks is developing. However, a number of companies of significant size and strength (such as Microsoft, Hewlett Packard and Palm) have introduced products to compete in the field. In addition, the Company faces competition from the distribution of electronic content over the Internet. The Company believes that its eBook devices, which are designed for reading pleasure, its secure eBook content distribution system, which does not depend on the PC or the Internet for content distribution, and its eBook business model, which preserves content value for publishers and authors, are unique and well-designed to compete in this arena. However, the retail cost of the current generation of reading devices may be too high for mass demand of the devices. Therefore, the Company expects that future demand will depend on the Company’s ability to reduce the cost of these reading devices, while at the same time preserving or enhancing the reading pleasure of the user, and on the Company’s ability to continue to attract publishers and authors to provide the Gemstar eBook with interesting content.

VCR Plus+ System

The Company is aware of no product other than the VCR Plus+ system that allows the user to program a VCR by entering a numerical code. However, several products on the market offer other simplified VCR programming functions and thus compete with the VCR Plus+ system. Such products include on-screen program guides incorporating point-and-click recording capability. In addition, some new products permit consumers to record programs directly from air or cable for later viewing through the use of memory chips and disc drives contained in the devices. Worldwide shipments of VCRs decreased in 2001 and are expected to continue to decrease in future years due to the introduction of these new digital recording devices. The VCR Plus+ system is beginning to be incorporated into some of these digital recording devices, notably recordable DVD units. However, to the extent that electronic program guides with recording capability offered by companies other than Gemstar are widely adopted, such guides may reduce the need for VCR Plus+. All electronic program guides, including those that do not have a point-and-click recording feature, may compete with the printed television guides, and may adversely affect the Company’s PlusCode number coverage and publication license income.

TV Guide Magazine and TV Guide Channel

TV Guide Magazine and TV Guide Channel have the following primary sources of competition: television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; general entertainment and other magazines and television programming focused on television stars and programs; other electronic, interactive and on-line programming guides; and the Company’s own interactive and Internet program listings guide services. In addition, TV Guide Channel competes with other programming for limited analog cable television system channel slots. This competition has increased, and the Company believes will continue to increase, as programming distributors recapture analog channels to launch digital services. To date, the impact of channel recapture has not been significant to TV Guide Channel.

Superstar/Netlink Group

The C-band satellite industry is shrinking generally due to the continued expansion of cable systems and direct broadcast satellite services, such as DirecTV and the Dish Network. C-band satellite dishes are substantially larger and less attractive than direct broadcast satellite dishes, which are small and less obtrusive. In addition, subscribers of C-band programming are likely to encounter reduced availability of programming as the number of channels broadcast as analog signals (signals capable of being received and descrambled by a typical C-band satellite dish) decreases.

Research and Development

The market for the Company’s products and services is subject to rapid and significant changes in technology and frequent new service and product introductions. The Company believes that its future success will depend on its ability to enhance its existing technologies and to introduce products and services using such new technologies on a competitive basis. Accordingly, the Company will continue to engage in significant research and development activities. The Company’s expenditures for research and development, excluding depreciation and amortization, for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, were $30.1 million, $20.1 million and $23.7 million, respectively. There can be no assurance, however, that the Company will successfully complete the development of any future technology or that such technology will be compatible with, accepted by or incorporated in the products and services of the Company or in products of third parties. Any significant delay or failure to develop new or enhanced technology could have a material adverse effect on the Company.

Regulation

The satellite transmission, cable and telecommunications industries are subject to federal regulatory conditions, including Federal Communications Commission (“FCC”) licensing and other requirements. The industries are also often subject to extensive regulation by local and state authorities. While most cable and telecommunication industry regulations do not apply directly to the Company, they affect programming distributors, a primary customer for the Company’s products and services. The Company monitors pending legislation and administrative proceedings to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments within the industry.

Satellite Home Viewer Improvement Act of 1999.    The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) was signed into law November 29, 1999, as part of an appropriations bill. SHVIA impacts the  C-band and direct broadcast satellite industry generally with new rules, exemptions and added regulatory requirements, the combined effect of which restrict and may ultimately make uneconomic the up-linking and distribution of distant network stations and superstations to dish owners. While SNG is not a satellite carrier, certain programming sold by SNG, such as Denver 5, is subject to these rules. The Company’s Denver 5 service, as a satellite carrier, is subject to the new provisions and rules adopted under SHVIA.

“Local-Into-Local”.    SHVIA provides satellite carriers a new compulsory copyright license, which is permanent and royalty-free, for the delivery of local network stations into local markets (defined as the station’s DMA and county of license). The Company has no plans to distribute local signals in the C-band markets. Direct broadcast satellite carriers have announced plans to serve all 210 television markets with local stations. The distribution of local signals will enhance direct broadcast carriers’ ability to compete with cable and may enhance, subject to the limitations above, the distribution of superstations and distant network stations to direct broadcast satellite subscribers. The availability of local signals to direct broadcast satellite, without corresponding local signals for C-band, may contribute to the ongoing decline of C-band subscribers.

Interactive Television Matters.    On January 18, 2001, the FCC issued a Notice of Inquiry (“NOI”) concerning Interactive Television (“ITV”). The NOI raises a series of questions that suggest that cable systems might be regarded as essential, open platforms of spectrum for non-discriminatory third-party use, rather than facilities-based providers competing in a wider market. ITV is a service so new that the FCC has difficulty defining it, but the Commission states that it considers ITV to embrace at least electronic program guides, interactive video content, and supplementary signals that wrap around video and provide additional content or services. The NOI seeks comments on the nature of ITV (e.g., what is it, who will provide it, how will it be provided, what are the business models for its provision), and whether cable systems will be a “superior platform” for the provision of ITV. Although positioned as a Notice of Inquiry (which cannot lead directly to rules), the NOI asks very detailed questions all arising from a common regulatory premise: that cable operations who are affiliated with ITV providers should not be permitted to “discriminate” in favor of their own ITV services with respect to spectrum usage; and that ITV providers affiliated with cable operators may need to be subjected to equivalent rules of non-discrimination so that they may not obtain leverage from any exclusive arrangement they would otherwise negotiate with popular programmers. The outcome of the NOI will determine whether or not a subsequent rulemaking will be held in order to create regulations for the interactive television industry. Any regulation of this industry would have a direct impact on TV Guide Interactive as well as TVG, but at this time, it is too speculative to determine what those rules or their impact may be.

VBI Data Passage Matters.     The Company uses the vertical blanking interval (or “VBI”) carried in television signals of major broadcasters such as ABC, CBS, NBC, Fox and PBS, local broadcast stations and national cable stations to supply daily refreshment of program listing information to its seven million  GUIDE Plus+ branded units in the United States. On December 6, 2001, Time Warner Cable, a division of AOL/Time Warner, obtained a ruling from the FCC that it is within the discretion of a cable MSO to retransmit or strip out data transmitted in the VBI lines of broadcast stations carried on that MSO’s system. On January 7, 2002, the Company filed a Petition for Reconsideration of this ruling, supported by parties including the Consumer Electronics Association, the Association for Maximum Service Television, Inc., National Datacast, the Media Access Project, the Center for Digital Democracy, Consumers Union, Consumer Federation of America and the United Church of Christ, Office of Communication, Inc. Notwithstanding the foregoing, the Company has commercial agreements with many of the largest cable MSOs which provide for passage of the Company’s data. At this time, it is too early to assess what the economic impact, if any, of any such decision would be on the Company’s GUIDE Plus+® interactive program guide service.

Pari-Mutuel Wagering.    TVG’s pari-mutuel account wagering operations are located in Oregon and operated pursuant to a license granted by the Oregon Racing Commission. Operations must be in compliance with Oregon law and regulations. Oregon law also states that licensees must comply with the applicable provisions of the Federal Interstate Horseracing Act (15 U.S.C. Sections 3001–3007 et. seq.). Pursuant to its compliance with Oregon and federal law, TVG is authorized to do business in Oregon, California and other states where pari-mutuel wagering on horseracing is legal.

Segment and Geographical Information

Information regarding the Company’s business segments and operations by geographical area is contained in Note 13 of the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2001, the Company employed approximately 2,700 individuals, of whom approximately 150 were employed outside the United States. The Company’s 11 employees in France are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its employee relations to be good.

Executive Officers of the Registrant

Set forth below are the names, ages and titles of persons serving as executive officers of the Company as of March 25, 2002.

EXECUTIVE OFFICERS	Age	Position
Henry C. Yuen	54	Chairman of the Board and Chief Executive Officer
Peter C. Boylan III (1)	38	Co-President and Co-Chief Operating Officer
Elsie Ma Leung	54	Co-President, Co-Chief Operating Officer and Chief Financial Officer
Jonathan B. Orlick	44	Executive Vice President and General Counsel

(1)	Mr. Boylan has resigned as a director and officer of the Company, effective April 1, 2002, but will remain as a consultant to the Company.

Henry C. Yuen, is a co-founder of the Company and has served as the Company’s Chief Executive Officer since August 1994, as President from August 1994 to July 2000, as a director since April 1992, and as Chairman of the Board of Directors of the Company since January 1999. Dr. Yuen invented the Company’s VCR Plus+ system and co-founded Gemstar in 1989. Prior to the founding of Gemstar, Dr. Yuen was a research scientist and Technical Fellow at TRW, Inc., and held faculty positions at New York University Courant Institute of Mathematical Sciences and the California Institute of Technology. Dr. Yuen holds a B.S. (Mathematics) from the University of Wisconsin, a Ph.D. (Applied Mathematics) from the California Institute of Technology, and a J.D. from Loyola University School of Law. Dr. Yuen has over 70 published scientific papers, 25 issued patents, and over 100 pending patents. Dr. Yuen is a member of Board of Trustees of California Institute of Technology and Loyola Marymount University and a member of the Board of Overseers at the University of Southern California Keck School of Medicine.

Peter C. Boylan III, has been Co-President and Co-Chief Operating Officer, a member of the Office of the Chief Executive and a director of the Company and Co-Chairman and Chief Executive Officer and Co-President of TV Guide, Inc., now a wholly owned subsidiary of the Company (“TV Guide”) since July 2000. Mr. Boylan served as President and Chief Operating Officer of TV Guide from June 1999 through July 2000; Executive Vice President of TV Guide from March 1999 to June 1999; President of TV Guide from August 1997 to March 1999; Chief Operating Officer of TV Guide from December 1996 to March 1999 and Executive Vice President and Chief Financial Officer of TV Guide from October 1994 to December 1996. Mr. Boylan has been a director of

TV Guide since July 1995. Mr. Boylan is also a director of BOK Financial Corporation. Mr. Boylan has resigned as a director and officer of the Company, effective April 1, 2002, but will remain as a consultant to the Company.

Elsie Ma Leung, is a member of the Office of the Chief Executive of the Company and serves as Co-President and Co-Chief Operating Officer of the Company. In this role, Ms. Leung oversees all of the Company’s consumer electronics business, including the development, licensing and marketing activities of its VCR Plus+, IPG and eBook technologies. Ms. Leung is also the Chief Financial Officer of the Company, overseeing all of the Company’s corporate and operating financial affairs, and is a member of the Board of Directors. Prior to this current role, Ms. Leung served as Chief Financial Officer and a member of the Board of Directors of Gemstar International Group Limited from 1994 to 2000. In that capacity, she was responsible for Gemstar’s initial public offering in October 1995. In January 1996, Ms. Leung took the additional position of Chief Operating Officer of Gemstar International Group Limited, the company that acquired TV Guide, Inc. in July 2000. Before joining Gemstar, Ms. Leung was the founder and managing partner of the public accounting firm of Leung, Kaufman & Company since 1983. Prior to 1983, Ms. Leung began her accounting practice at the public accounting firm of Kenneth Leventhal & Company. Ms Leung is a Certified Public Accountant and holds a B.A. (Accounting) from California State University, Los Angeles.

Jonathan B. Orlick, is Executive Vice President, General Counsel, and Secretary of the Company. He has served as a director of the Company since March 2001. From 1997 through March of 2002, Mr. Orlick served as the Deputy General Counsel and as Senior Vice President, Intellectual Property and Licensing. Mr. Orlick also serves as Vice President, Intellectual Property and Licensing, General Counsel, and Secretary for Starsight Telecast, Inc., now a wholly owned subsidiary of the Company, and has held various positions at StarSight since 1996. Mr. Orlick also is a director of Norpak Corporation.

Recent Board Changes.    On March 15, 2002, Perry Lerner was elected a director and a member of the audit and compensation committees of the Board of Directors of the Company to fill a vacancy created by the recent death of Dr. George Carrier, who passed away on March 10, 2002, who was a director of the Company. Perry Lerner is a Partner in the law firm of Lerner & Miller, LLP with offices in New York and California specializing in domestic and international tax planning. He currently serves on the boards of directors of Boss Holdings, Inc., EF Education Foundation, St. John’s College and Crown World Services, LLC, and he was formerly on Gemstar International Group Limited’s board of directors from July 1998 to July 12, 2000. Previously, he was a senior tax partner at the law firm of O’Melveny & Myers, LLP, where he specialized in domestic and international tax planning and investments. During that time, he managed O’Melveny’s London office and headed the firm’s New York tax department. He has advised joint ventures, investors in U.S. and foreign real estate, offshore investment funds, fund managers and parties involved in mergers and acquisitions. In addition, he has represented U.S. and foreign high-net worth individuals in respect of their personal income and estate tax planning matters. Mr. Lerner holds a J.D. from Harvard Law School (1968) and a B.A. from Claremont McKenna College (1965). He worked in the Office of the International Tax Counsel of the U.S. Treasury Department from 1973-1976. He is a member of the California and New York State Bar Associations. He has lectured on tax-related matters for the Practicing Law Institute, New York University Tax Institute and the University of Southern California Tax Institute.

On January 25, 2002, Chase Carey resigned as a director of the Company. The vacancy on the Board of Directors created by Mr. Carey’s resignation has not been filled.

CERTAIN FACTORS AFFECTING BUSINESS,
OPERATING RESULTS AND FINANCIAL CONDITION

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Such forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “may,” “will,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but are not limited to those discussed below. Such factors, together with the other information in this Form 10-K, should be considered carefully in evaluating an investment in the Company’s Common Stock.

We may experience slower growth and decreased profit margins.

Prior to the acquisition of TV Guide, the Company experienced significant revenue growth and produced substantial profit margins. Subsequent to the acquisition, while revenues have been greater due to the addition of TV Guide, our profit margins have been lower due to the impacts of the lower margins contributed by the TV Guide businesses. We do not expect to experience, in percentage terms, the rapid revenue growth that we experienced before the merger. In fact, as certain of our significant businesses are in declining markets, we may experience a decrease in revenues as the revenue growth produced by our emerging businesses may not be significant enough to offset the revenue decreases of our businesses operating in declining markets. Also, in keeping with our philosophy of focusing on core business activities, we may decide to divest or discontinue certain non-core businesses, which may result in further reductions of revenues and profits.

We face competition in many areas and the competition could negatively impact our operating results.

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

New products and rapid technological change may adversely affect our operations.

The emergence of new consumer entertainment products and technologies, changes in consumer preferences and other factors may limit the life cycle of our technologies and any future products we might develop. Our future operations could be adversely impacted by our ability to identify emerging trends in our markets and to develop and market new products and services that respond to competitive offerings, technological changes and changing consumer preferences in a timely manner and at competitive costs.

The marketing and market acceptance of our IPGs may not be as rapid as we expected.

The market for our IPGs has only recently begun to develop, is rapidly evolving and is increasingly competitive. Demand and market acceptance for our IPGs are subject to uncertainty and risk. We cannot predict whether, or how fast, this market will grow or how long it can be sustained. For GUIDE Plus+, which is incorporated in consumer electronics products, the deployment rate will be dependent on the strength or weakness of the consumer electronics industry, and in particular, the sale of television sets. For TV Guide Interactive, which is incorporated into digital set-top boxes, the deployment rate will be dependent on the growth of digital cable subscribers. If the market for our IPGs develops more slowly than expected or becomes saturated with competitors, our operating results could be adversely impacted.

Composition of IPG license revenue may change.

The Company historically has charged a per unit license fee for the incorporation of our IPG technology into hardware devices, including televisions, VCRs, digital cable set-top boxes, digital satellite receivers, and others. The Company has begun to enter into direct agreements with cable MSOs and other service providers to provide IPG services based on a per subscriber per month fee, such fee being inclusive of the per unit license fee otherwise chargeable to the supplier of the set-top box to the licensed MSO. The impacts of signing such agreements with service providers are that the Company will recognize less license fees at the time of shipment of the set-top box, but will establish a revenue stream with potentially much greater net present value when cable subscribers activate their digital service. The Company believes that the recurring revenue model based on a per subscriber per month fee is superior to the per unit license fee not only because it brings a much higher long-term value to the Company, but also because it aligns the Company closer with the decision maker-in this case, the service provider. During the past 15 months, the Company has entered into over 120 long-term license agreements with cable MSOs and other service providers, including Comcast, Charter and Adelphia, in the U.S. The effect of the Company’s success in entering into these agreements may act to reduce license fees recognized in 2002, and depending on the timing of certain events, also in 2003, even though it is expected that after such a transition period, the Company will experience growth as digital cable continues to rollout.

Continued consolidation of the cable industry could change the terms of existing agreements; the impact of these changes is not certain.

The Company has entered into agreements with a large number of cable MSOs for distribution of our IPGs. If, as expected, consolidation of the cable industry continues, some of the agreements may be affected by mergers, acquisitions or system-swaps. Even though the Company has sought to protect itself against such eventuality with provisions in these agreements, it is conceivable that certain combinations of events could change the terms of the agreements and such changes could have either positive or negative results on our operations.

Advertising revenues are impacted by technology, consumer acceptance of our products, competition, adverse economic conditions and seasonality.

We expect to derive a significant portion of our revenues from the sale of advertising. Our IPGs must have the technology to effectively deliver advertising, consumers must accept our products to create a broad advertising base and advertisers must accept our IPGs as an effective medium for advertising delivery. As a new media, we must be able to demonstrate its effectiveness with quantitative research, which is currently underway. The rate for advertising on the IPG platform, and hence its value, will depend on the availability, quality and results of this research. We compete with other media for advertising placements, which can result in lower prices and reductions in advertising revenues. Adverse economic conditions could significantly impact our advertisers’ ability and willingness to spend additional amounts on advertising generally. Additionally, our advertising revenues are subject to seasonal fluctuations. In addition, the tragic events on September 11, 2001 and the subsequent military response by the United States against the perpetrators, may contribute to continued general economic weakness and reduced advertising spending.

Our business may be adversely affected by changes in the consumer electronics market.

We derive significant revenues from manufacturer license fees for our VCR Plus+ and IPG technologies. We do not manufacture such hardware. We depend on the cooperation of third-party consumer electronics manufacturers to incorporate our technology into their products. Many of our license agreements do not require the inclusion of our technology into any specific number or percentage of units shipped by the licensees, and only a few of these agreements guarantee a minimum licensing fee over their term. Accordingly, we cannot control or predict the number of models or units shipped by any manufacturer employing our technology. Demand for new consumer electronics devices, such as television sets, VCRs, integrated satellite receiver decoders, personal computers and Internet appliances, may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products and alternate consumer entertainment options. Our future operating results are dependent on continued growth in consumer electronics employing our technologies and any decline in sales of consumer electronics products employing our technologies could have an adverse impact on our operating results.

Dependence on the cooperation of cable systems, television broadcasters, publications and data providers could adversely affect our revenues.

Program guide and advertising data is delivered to network headends, cable headends, and broadcast stations for inclusion in the vertical blanking interval of television signals and to local affiliate cable systems for delivery to set-top boxes in subscribers homes via the out-of-band frequencies of local cable systems. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements governing certain of these relationships can be maintained on economical terms. Our data broadcast through the vertical blanking interval can be, and has been in the past in certain markets, deleted or modified by some of the local cable systems. Widespread deletion or modification of such data could have a material adverse impact on the Company’s GUIDE Plus+ business. We purchase some of our program guide information from commercial vendors. The quality, accuracy or timeliness of such data may not continue to meet our standards or be acceptable to consumers. Our VCR Plus+ system relies on consumer access to PlusCode numbers through licensed publications. We are dependent on the maintenance and renewal of agreements governing the PlusCode publications to ensure the distribution of the PlusCodes.

Seasonality and variability of consumer electronic product shipments may affect our revenues and results of operations on a quarterly or annual basis.

Shipments of consumer electronics products tend to be higher in the third and fourth calendar quarters. General advertising also tends to be higher in the fourth quarter. In addition, manufacturer shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. Newsstand sales of our print products tend to be higher in the first and fourth calendar quarters. As a result, we may experience variability in our licensing and advertising revenues.

VCR Plus+ revenues may be limited due to full penetration of the product in a declining market.

Future growth of revenues derived from VCR Plus+ may be limited by the fact that virtually all major VCR manufacturers have licensed the VCR Plus+ technology and the fact that we have already expanded into most major markets worldwide. The worldwide shipment of VCRs has been declining and this decline is expected to accelerate as they are replaced by digital recording devices. Even though VCR Plus+ is now being incorporated into some digital recording devices, there is no assurance that this practice will become widespread. In addition, our IPG technology may be more relevant than our VCR Plus+ technology for these digital recording devices.

TV Guide Magazine, which is a significant business, has experienced significant declines in circulation and EBITDA and such declines are expected to continue.

We provide TV Guide Magazine to households and newsstands and customized monthly program guides to customers of cable and satellite service providers. TV Guide Magazine has seen circulation decline significantly over the past several years. The primary causes of these declines have been the continued effects of increased competition from television listings included in local newspapers, free television listings supplements in Sunday newspapers, electronic program guides and other sources. Declines in TV Guide Magazine’s circulation and EBITDA are expected to continue, and the declines could be significant. Newsstand sales of the Magazine have been significantly reduced following the events of September 11, 2001. While we believe that the declines resulting from the events of September 11 are temporary, there are no assurances that such declines will reverse in the future.

Paper and postal price increases can materially raise our costs associated with the production and delivery of the TV Guide print products, including TV Guide Magazine.

The price of paper can be a significant factor affecting TV Guide Magazine’s operating performance. We do not hedge against increases in paper costs. If paper prices do increase and we cannot pass these costs on to our customers, the increases may have a material adverse effect on us. Postage for product distribution and direct mail solicitations is also a significant, uncontrollable expense to us. Postal rates increased in February 2001 and again in July 2001 and may increase in the future.

Our C-band business, which is a significant business, is declining. These declines may accelerate due to competing technologies and the subscriber conversion arrangement with EchoStar.

We market entertainment services to C-band satellite dish owners in the United States through our approximately 80% owned subsidiary, SNG. The C-band satellite industry is shrinking generally due to the continued expansion of cable systems and direct broadcast satellite services. C-band satellite dishes are substantially larger and less attractive than direct broadcast satellite dishes, which are small and less obtrusive. Recently enacted legislation may permit direct broadcast satellite programmers to offer more attractive programming than SNG. We expect the decline in the C-band industry to continue.

In November 1999, SNG announced an exclusive direct broadcast satellite marketing alliance agreement with EchoStar to convert the existing and inactive C-band customers of SNG to the high power (small satellite dish) DISH Network service. Under the conversion process, EchoStar compensates SNG on a per subscriber basis, both upon successful conversion and with residual payments over time. We anticipate that this agreement will accelerate the subscriber decline in our C-band business.

Leverage associated with the debt assumed in the TV Guide acquisition may adversely impact our financial operations.

As of December 31, 2001, we had outstanding approximately $326.4 million of TV Guide long-term debt, which we acquired in the TV Guide merger. During 2002, scheduled debt retirements aggregate $60 million. TV Guide’s debt is significant and could have a number of potential consequences such as: the ability to obtain any necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements and other purposes may be limited; a significant amount of our earnings may be dedicated to the payment of principal and interest on debt and therefore would be unavailable for financing operations and other business activities; the debt level and the covenants contained in the debt instruments could limit flexibility in planning for, or reacting to, changes in business because certain financing options may be limited or prohibited; the degree of leverage may be more than that of competitors, placing us at a competitive disadvantage; and the debt level may make us more vulnerable in the event of a downturn in our business or the economy in general.

The stock price of the Company has been volatile, and such volatility has continued since the merger with TV Guide.

The market price of our common stock has historically been volatile. It is likely that the market price of our common stock will continue to be subject to significant fluctuations. We believe that future announcements concerning us, our competitors or our principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimated by analysts, may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of outstanding common stock in the public market could materially adversely affect the market price of our common stock. Further, in recent years the stock market has experienced extreme price fluctuation in equity securities of technology companies. Such price and volume fluctuations often have been unrelated to the operating performance of those companies. These fluctuations as well as general economic, political and market conditions, such as recessions, international currency fluctuations, or tariffs and other trade barriers, may materially and adversely affect the market price of our common stock.

We have a significant amount of receivables due from five entities.

At December 31, 2001, approximately $223.4 million, or 57%, of the Company's receivables are due from five entities, inclusive of $107.6 million due from Scientific-Atlanta (see Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, Technology and Licensing Sector - Pro Forma). The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of recoverability.

We have significant intangible assets on our balance sheet that may be subject to impairment.

In July 2000, we acquired TV Guide in a transaction accounted for as a purchase. In that transaction, close to $10 billion of the purchase price was allocated to intangible assets. We are required under accounting principles generally accepted in the United States of America in place through December 31, 2001 to review our intangible assets periodically for impairment when circumstances indicate the carrying value of the intangible assets may not be recoverable through future operations. New accounting standards effective January 1, 2002 eliminate the recoverability test for certain intangible assets and require that such assets be reported at the lower of cost or fair value. We have experienced a decline in our stock price and market capitalization since the date of the TV Guide acquisition similar to other companies in our industries. Should adverse economic conditions continue, or should other events impacting the value of certain of our businesses occur, we may be required to record a significant charge to earnings in our financial statements in the period any impairment of our goodwill or other intangible assets is determined. At December 31, 2001, our goodwill and intangible assets approximated $8.6 billion. The Company expects to report transitional impairment losses of up to $5 billion upon adoption of the new standard in the first quarter of 2002. Future impairment charges may result if circumstances indicate that an impairment exists.

We invest in securities of technology companies, many of which have experienced a decrease in value.

We hold investments in technology companies. Due to the recent price volatility in the general stock market, and in particular the price volatility of securities of technology companies, we have realized other than temporary decreases in the market value of our investments in technology companies and wrote down their carrying value during 2001. We may realize further other than temporary decreases in the market value of certain investments in future periods.

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

An unfavorable outcome of certain legal proceedings may adversely affect our business and operating results.

The Company is engaged in a number of legal proceedings in which the Company alleges that EchoStar, Scientific-Atlanta, Pioneer, and SCI Systems are infringing certain of the Company’s patents. One of these proceedings is a hearing before Administrative Law Judge Paul Luckern of the International Trade Commission (“ITC”). Legal arguments have concluded and the Company is currently awaiting a ruling on this matter. Even though the ITC has no jurisdiction to award monetary damages and there are no counterclaims asserted against the Company in that proceeding and only three out of a large number of the Company’s relevant patents are involved, an unfavorable ruling in the ITC may have negative effects with respect to these three patents in Federal Court cases currently pending, and may have a negative impact on the Company, including having to expense some or all of the litigation costs in this proceeding, and to expense further legal fees for appeal and other legal actions with respect to these patents. Similarly, unfavorable rulings in the other proceedings, including a set of cases pending in the United States District Court for the Northern District of Georgia, may also have negative impact on the Company, including a change in the assessment of recoverability of certain receivables, that may be greater or smaller depending on the nature of the rulings.

Dependence on key employees could affect our future success.

We are dependent on certain key members of our management, operations and development staff, including Henry C. Yuen, our Chief Executive Officer, the loss of whose services could have a material adverse effect on the Company. Although we have employment contracts with certain key employees, such employment contracts would generally not restrict the employee’s ability to leave the Company. Furthermore, recruiting and retaining additional qualified engineering, marketing, and operations personnel will be critical to our success. In addition, we may not be able to recruit or retain such personnel on acceptable terms. Failure to attract and retain key personnel could have a material adverse effect on our business, operating results and financial condition.

Our corporate governance structure is unusual and requires stockholders and directors to meet specified voting requirements before taking certain actions.

There is no assurance that the arrangements contained in our certificate of incorporation or bylaws will prove to be a successful model for managing our company.

Our bylaws provide that Henry C. Yuen is Chairman of the Board (so long as he is a director) and Chief Executive Officer until July 2005 unless he dies, resigns or is terminated for disability or for cause in accordance with his employment agreement. This bylaw requirement can only be changed with the approval of nine of the twelve members of the board of directors or by the affirmative vote of 66 2/3% or more of the voting power of our common stock. It would be difficult for any amendment to this bylaw requirement to be made without the support of Mr. Yuen. Mr. Yuen is entitled to designate six members of the board of directors and The News Corporation Limited is entitled to designate six members of the board of directors. The News Corporation Limited (who beneficially owns approximately 42% of our outstanding common stock) has agreed to vote its shares of our common stock for, or to use its best efforts to cause its respective designees on the board of directors to vote for, the election of Mr. Yuen as a director, the appointment of Mr. Yuen as Chairman of the Board and Chief Executive Officer and the election of five other designees of Mr. Yuen as directors.

Our bylaws require approval of seven of the twelve members of the board of directors for certain itemized fundamental decisions. As a result, if all six directors designated by Mr. Yuen or all six directors designated by News Corporation vote to oppose any fundamental decision identified in the bylaws, then we will not be able to take such action.

In addition, our bylaws provide that, except for matters delegated to board committees, matters identified in the bylaws as “fundamental decisions” and matters that require approval by supermajority vote of stockholders, if a matter is brought before the board of directors and if there is a tie vote with respect to such matter, then the exclusive power to approve or disapprove that matter will generally be exercised by the Tie-breaking Committee (of which Mr. Yuen is the sole member) until the earlier of July 2005 or the date Mr. Yuen ceases to be Chief Executive Officer. Thereafter, until the third annual board of directors’ meeting following (1) the date Mr. Yuen ceases to be Chief Executive Officer or, if later, (2) July 2005, the TVG Director Committee, the members of which are currently the six members of the board of directors designated by The News Corporation Limited or their successors, will generally have the ability to resolve tie votes.

Our interests may diverge from those of substantial stockholders.

The News Corporation Limited and Henry C. Yuen have significant influence over our business and affairs as a result of a stockholders agreement, their respective beneficial ownership of our common stock, and, in Mr. Yuen’s case, his officer positions. Due to the significant value of their respective investments in the Company, and Mr. Yuen’s role as Chairman and Chief Executive Officer, it is unlikely that their interests would diverge significantly from the Company’s or its other shareholders. Nevertheless, investor interests can in some limited circumstances differ from each other and from other corporate interests and it is possible that these significant stockholders with a stake in corporate management may have interests that differ from those of other stockholders and of the Company itself.

Forward-Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, that are based on the reasonable expectations and beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “may,” “will,” “continue,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to those set forth above under “Certain Factors Affecting Business, Operating Results and Financial Condition”. These forward-looking statements include, but are not limited to, the following: our ability to have our technologies widely licensed, incorporated and accepted as the technologies of choice; with an increase in programming content and number of accessible channels, our IPG technology will become an increasingly important tool for assisting consumers in enhancing their television experience and will become a portal for a range of services and content displayed on a television screen; as the number of available channels continues to increase, our belief that the navigational functionalities of the Company’s IPGs will become even more valuable to television viewers; there is a large potential market for readers interested in storing, downloading and reading from a variety of selected books, periodicals and newspapers on user-friendly devices; our ability to make our eBook a preferred reading device; declines in the circulation of TV Guide Magazine could continue and could be significant; our ability to build TV Guide Magazine into a valued planning tool to complement the other guidance tools that we deploy; our ability to establish TV Guide Channel as the premier entertainment information source, combining behind-the-scene footage, in-depth interviews, and localized information; the C-band industry will continue to decline and in our instance that decline could be accelerated due to our arrangement with EchoStar; the belief that with increased distribution of Television Games Network, opportunities may be available to increase fee revenue, network advertising, merchandising and data delivery, home shopping, e-commerce and interactive advertising; growth of Television Games Network will depend on Federal and state regulations, the continued expansion of cable and satellite television distribution and the integration of interactive wagering technologies for online and interactive television applications; that we have one of the world’s most extensive portfolios of intellectual property in the area of IPGs; our intent to develop and file additional patent applications in a variety of areas; our ability to compete effectively based on the originality of our concepts, the speed at which we can introduce new products, the uniqueness of our designs, the focus of our business approach; the strength of our intellectual property, the extensiveness of our relationships and the quality and innovation of our technologies; that our eBook devices are unique and well-designed to compete in the electronic book market; that our employee relations are good; our belief based upon factors described in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates, that proceedings to enforce our intellectual property rights against Scientific-Atlanta, a party who previously had a license agreement with the Company, are probable to result in favorable outcomes; and our estimate of transitional impairment losses that will be recorded upon the adoption of the new accounting standard (Financial Accounting Standards Board Statement No. 142) in the first quarter of 2002.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include, but are not limited to, those discussed in Item 1 under “Business” and “Certain Factors Affecting Business, Operating Results and Financial Condition” and Item 3, “Legal Proceedings,” as well as those factors discussed elsewhere in this Form 10-K and in the documents incorporated herein by reference. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 2.    DESCRIPTION OF PROPERTY.

The Company owns the Chicago International Teleport (“Teleport”), a 15-acre satellite traffic and uplink facility located approximately 20 miles south of Chicago. The Teleport operates ten transmit/receive antennas and has the capacity to add many more. These antennas are used to transmit or receive video, audio and data to and from various satellites for the Company and its customers. The Teleport also has 33 receive-only antennas. The Company also operates an uplink in Tulsa, Oklahoma for its TV Guide Channel which allows real-time promotional inserts into the video portion of its service. In addition, the Company leases uplink station facilities in other cities as needed. Information is generally delivered to the uplink transmit station via satellite, dedicated telephone or fiber optic lines and is usually scrambled at the uplink transmit site to avoid unauthorized receipt.

The Company leases a total of 11 transponders on several different satellites owned and operated by various satellite companies. Lease payments for a single transponder range from $53,000 to $200,000 per month, depending upon the location of the satellite, the satellite’s footprint, the date of the lease and the power of the satellite. Certain of the transponder leases are for fixed terms while others have terms through the operational life of the respective satellite. The transponder leases are expected to expire between 2002 and 2005.

The Company leases approximately 713,000 square feet of office space in various locations in the United States. In addition, the Company leases approximately 46,000 square feet of office space in various locations outside of the United States. The leases have various expiration dates through fiscal year 2010. The Company believes that its facilities are adequate to meet the Company’s needs for the foreseeable future. Should the Company need additional space, management believes that the Company will be able to secure additional space at reasonable rates.

ITEM 3.    LEGAL PROCEEDINGS.

On December 1, 1998, the Company filed a patent infringement action against Pioneer Electronic Corp., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc. (collectively “Pioneer”) in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by Pioneer’s interactive program guide. Pioneer alleges the Company violated federal antitrust laws and misused certain patents.

On December 3, 1998, Scientific-Atlanta, Inc. (“SA”) filed an action against the Company in the U.S. District Court for the Northern District of Georgia. The action alleges the Company violated federal antitrust laws and misused its patents. SA seeks damages, injunctive relief and a declaration that certain patents are unenforceable, not infringed or invalid.

On December 4, 1998, the Company filed a patent infringement action against SA in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by SA’s interactive program guide.

On April 23, 1999, SA filed an action against the Company in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. This case has been coordinated for pretrial purposes with the July 23, 1999 action described below filed by SA against StarSight Telecast, Inc. (“StarSight”), a wholly owned subsidiary of the Company. The parties are in pretrial proceedings.

On April 26, 1999, the Judicial Panel on Multi-District Litigation ordered that the Pioneer and SA federal lawsuits noted above which were pending outside the Northern District of Georgia be transferred to the Northern District of Georgia for coordinated or consolidated pretrial proceedings with the December 3, 1998 action pending in that district (the “MDL Transfer Order”).

On June 25, 1999, SA filed an action against StarSight in the U.S. District Court for the Northern District of Georgia, seeking a declaratory judgment of invalidity and non–infringement of two patents. On August 2, 1999, StarSight answered the complaint as to one of the patents and counterclaimed against SA for infringement of this patent, seeking damages and injunctive relief. On September 18, 2001, the Court allowed StarSight to amend its answer to assert an additional counterclaim against SA for infringement of the other patent at issue. The parties are in pretrial proceedings.

On July 23, 1999, SA filed an action against StarSight in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. This case has been coordinated for pretrial purposes with the action filed by SA against the Company on April 23, 1999, and the parties are in pretrial proceedings.

On January 18, 2000, StarSight filed a patent infringement action against TiVo Inc. (“TiVo”) in the U.S. District Court for the Northern District of California. The suit claims, among other matters, that TiVo willfully infringed certain StarSight intellectual property by virtue of TiVo’s deployment, marketing, offers to sell and sale of personalized video recorder devices containing an unlicensed interactive program guide. StarSight is seeking an injunction and monetary damages. On February 25, 2000, TiVo answered StarSight’s Complaint, and also filed counterclaims against the Company and StarSight alleging, among others, that the Company has violated federal antitrust law and the California unfair business practices act. In its counterclaims, TiVo seeks, among other relief, damages and an injunction. The parties are in pretrial proceedings.

On October 23, 2000, StarSight filed a patent infringement suit against EchoStar Communications Corp., EchoStar Satellite Corp. and EchoStar Technologies Corp. (collectively “EchoStar”) in the United States District Court for the Western District of North Carolina. The suit claims, among other matters, that EchoStar willfully infringed certain StarSight intellectual property by virtue of EchoStar’s deployment, marketing, offers to sell and sale of direct broadcast satellite receivers containing an unlicensed interactive program guide and by EchoStar’s operation of transmission systems to such receivers. StarSight, among other relief, is seeking an injunction and monetary damages. This lawsuit has now been stayed pending completion of the ITC proceedings discussed below.

On November 17, 2000, Pioneer Digital Technologies, Inc. filed suit against the Company and various of its subsidiaries in Los Angeles County Superior Court. On January 12, 2001, Pioneer Digital Technologies filed its first amended complaint which claims, among other matters, that the Company and certain of its subsidiaries have violated state antitrust and unfair competition laws. Pioneer Digital Technologies is seeking damages and injunctive relief against the Company. The parties are in pretrial proceedings.

On December 5, 2000, EchoStar filed an antitrust action against the Company and several of its subsidiaries in the U.S. District Court for the District of Colorado. The action alleges the Company and several of its subsidiaries violated federal and state antitrust laws. EchoStar seeks, among other relief, damages and an injunction. On September 17, 2001, the MDL Panel affirmed its Conditional Transfer Order transferring the case to U.S. District Court for the Northern District of Georgia. This case is now being coordinated with the actions subject to the MDL Transfer Order. The parties are in pretrial proceedings.

On December 29, 2000, Gemstar International Group, Ltd., Barnes & Noble, Inc. and Thomson Consumer Electronics were named as defendants in an action for patent infringement by Jennifer Landau, an individual, that relates to e-book technology. The Company was served with this action in May 2001. This action, captioned Jennifer Landau v. Barnes & Noble, et al., USDC Case No. C-00-593-B, is pending in the U.S. District Court for the District of New Hampshire. Gemstar and Barnes & Noble have now responded to plaintiff’s complaint, and the parties are in pretrial proceedings.

On February 9, 2001, the Company and StarSight Telecast, Inc., filed four separate patent infringement actions against: (1) Scientific-Atlanta, Inc.; (2) Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc.; (3) SCI Systems, Inc.; and (4) EchoStar Communications Corporation in the U.S. District Court for the Northern District of Georgia. Each of these actions has been stayed by the Court pending completion of the ITC proceedings discussed immediately below.

On February 14, 2001, the Company and StarSight Telecast, Inc. filed a complaint requesting that the United States International Trade Commission (“ITC”) commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337 (“Section 337”), regarding imports of certain set-top boxes and components thereof. The complaint alleges that Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., Scientific-Atlanta, Inc., EchoStar Communications Corporation and SCI Systems, Inc. (collectively “Respondents”), are violating Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or sale in the United States after importation, of set-top boxes and/or components that infringe, directly, contributorily or by inducement, of certain patents owned by the Company. The complaint requests an order excluding from entry into the United States all imported set-top boxes and components that infringe, directly, contributorily or by inducement, any claims of the patents in suit, and directing Respondents to cease and desist from importing, marketing, advertising, demonstrating, warehousing, distributing, selling and/or using set-top boxes or components that so infringe. On or about March 16, 2001, the ITC instituted the requested investigation referred to as “In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation No. 337-TA-454 (ITC)”. An administrative hearing was held during December 2001, and the parties are now awaiting a decision from the Administrative Law Judge.

On March 23, 2001, Gemstar Development Corporation, a wholly owned subsidiary of the Company, was added as a third-party defendant in the lawsuit of SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., which is currently pending in the U.S. District Court for the Western District of North Carolina. The original claims brought by SuperGuide Corporation against the defendants in this lawsuit are for patent infringement with respect to three patents (the “SuperGuide Patents”). In 1993, Gemstar Development Corporation received a license to the SuperGuide Patents from SuperGuide Corporation within certain defined fields of use. Defendants asked the Court to join Gemstar Development Corporation to these proceedings as a necessary party. After it was added as a party, Gemstar Development Corporation brought claims for declaratory relief and breach of contract against SuperGuide in this lawsuit relating to the 1993 license agreement between SuperGuide and Gemstar Development Corporation. In addition, Gemstar Development Corporation has asserted claims against EchoStar for infringing the SuperGuide Patents within Gemstar’s defined fields of use. The parties are now in pretrial proceedings.

On November 2, 2001, Thomson multimedia, Inc. sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson Multimedia, Inc. v. Pegasus Development Corporation, Personalized

Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In addition to its claim for declaratory relief (discussed above), Thomson has now also added a claim for antitrust violations under federal and state law. On February 1, 2002, the Gemstar parties filed a motion to dismiss Thomson’s claims. At the same time, the Gemstar parties filed a motion, in the alternative, to bifurcate or sever Thomson’s antitrust claims. The Court has yet to rule on either of these motions.

On November 30, 2001, Thomson multimedia, Inc. (“Thomson, Inc.”) initiated an arbitration with the American Arbitration Association against the Company. The Statement of Claims filed by Thomson, Inc. alleges that the Company has breached certain obligations under a group of agreements signed by the parties as of December 31, 1999 relating to a joint venture between the parties for revenue sharing of advertising on electronic programming guides. On January 7, 2002, the Company filed an Answering Statement and Counterclaim, inter alia, denying all allegations of the claims filed by Thomson, Inc. and the Company, in addition, asserted counterclaims against Thomson, Inc. and Thomson multimedia, S.A. (“Thomson S.A.”) alleging, inter alia, that Thomson S.A. had breached certain of its obligations under one of the agreements signed by the parties as of December 31, 1999 relating to the introduction of electronic programming guides in Europe.

On October 18, 1999, a former employee of ODS Technologies, L.P. (“ODS”), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint seeks an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. ODS currently has pending a motion for summary judgment to dismiss the lawsuit and the time set by the Court to complete discovery now has expired. Plaintiff has moved to re-open discovery, which motion the Company has opposed. On November 1, 2001 the Court heard argument on the motion for summary judgment and has taken it under advisement.

On May 3, 2000, a complaint was filed in the U.S. District Court for the Southern District of New York against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc. and a wholly owned subsidiary of the Company) and other parties by United Magazine Company, Inc. (“Unimag”) and related entities. The complaint alleges claims against Murdoch Magazines for violation of the Robinson–Patman Act, breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property and trade secrets, tortious destruction of business, breach of confidential relationship and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys’ fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution, Inc. as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Act. The Company filed a motion to dismiss all of the claims asserted against it. On May 1, 2001, the Court heard oral argument on the Company’s motion to dismiss, and an Opinion and Order was issued on May 31, 2001, dismissing all fifteen counts in Unimag’s Amended Complaint, most with prejudice and some with leave to replead. On June 21, 2001, Unimag and the other plaintiffs filed a Second Amended Complaint, in essence alleging violations of the Robinson-Patman Act, breach of fiduciary duties and confidential relationships by the national distributor defendants and Murdoch Magazines, along with tort and statutory claims. All defendants, including Murdoch Magazines, have filed motions to dismiss portions of the Second Amended Complaint. By Opinion and Order dated December 17, 2001, the Court granted the motions in part and denied them in part. The claims for breach of fiduciary duties and confidential relationships against the national distributor defendants and Murdoch Magazines were dismissed with prejudice. The Robinson-Patman claims remain, along with certain statutory claims. The parties have met to discuss discovery as the case proceeds on the remaining issues.

During July and August 2000, TV Guide was served with more than 20 class action complaints filed primarily in the U.S. District Court for the Southern District of New York on behalf of magazine subscribers. These complaints, which have been consolidated into a single action, allege that TV Guide, the Magazine Publishers Association (“MPA”), and 12 other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys’ fees and costs. Plaintiffs have filed a motion for partial summary judgment which is pending before the Court. After oral argument was heard on January 10, 2001, the parties entered into settlement discussions. The Court was notified by letter dated June 19, 2001, that the parties were engaged in settlement discussions. Settlement negotiations are continuing.

The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is traded on the Nasdaq National Market (“Nasdaq Stock Market”) under the symbol GMST. The sole market for the Company’s common stock continues to be the Nasdaq Stock Market in the United States.

The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated and reflects all stock splits effected by the Company:

	High	Low
Quarter Ended
March 31, 2000	$107.44	$60.94
June 30, 2000	86.06	33.50
September 30, 2000	91.63	52.00
December 31, 2000	90.00	34.50
March 31, 2001	59.56	25.25
June 30, 2001	45.21	20.25
September 30, 2001	49.95	16.05
December 31, 2001	31.00	17.77

The reported closing sales price of the Company’s common stock on the Nasdaq Stock Market on February 28, 2002 was $18.29. As of February 28, 2002, there were 417.9 million shares of the Company’s common stock outstanding and approximately 729 holders of record.

The Company has not paid any dividends since its common stock began trading on the Nasdaq Stock Market. The Company’s Board of Directors has no current plans to pay cash dividends. Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

ITEM 6.    SELECTED FINANCIAL DATA.

The following information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31, 2001(1)	Nine months ended December 31, 2000(1)	Year ended March 31,
			2000(2)	1999(2)	1998(2)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$1,368,170	$731,109	$241,439	$168,166	$126,552
Operating expenses:
Operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and nonrecurring expenses	910,934	488,939	108,756	80,038	62,185
Stock compensation	44,729	18,294	—	—	—
Depreciation and amortization	962,722	443,312	5,863	4,679	4,411
Impairment of goodwill	10,800	—	—	—	—
Nonrecurring expenses(3)	—	—	15,895	1,851	11,713

	1,929,185	950,545	130,514	86,568	78,309

Operating (loss) income	(561,015)	(219,436)	110,925	81,598	48,243
Interest expense	(27,298)	(24,783)	—	—	—
Other (expense) income, net	(115,242)	15,021	13,688	8,736	7,317

(Loss) income before income taxes and extraordinary item	(703,555)	(229,198)	124,613	90,334	55,560
(Benefit) provision for income taxes	(106,033)	(16,084)	43,296	30,189	20,433

(Loss) income before extraordinary item	(597,522)	(213,114)	81,317	60,145	35,127
Extraordinary loss on debt extinguishment, net	(2,100)	—	—	—	—

Net (loss) income	$(599,622)	$(213,114)	$81,317	$60,145	$35,127

(Loss) earnings per share(4):
Basic	$(1.45)	$(0.64)	$0.40	$0.30	$0.18
Diluted	$(1.45)	$(0.64)	$0.33	$0.26	$0.17
Weighted average shares outstanding(4):
Basic	412,389	334,804	205,635	198,568	193,020
Diluted	412,389	334,804	247,876	229,182	206,191

	December 31,		March 31,
	2001(1)	2000(1)	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Working capital	$228,602	$386,177	$313,917	$190,296	$110,395
Total assets	9,686,641	10,745,845	467,171	256,979	187,200
Long-term debt and capital lease obligations, less current portion	271,029	586,485	—	—	—
Total stockholders’ equity	7,551,138	8,055,963	385,657	185,160	103,630

(1)
Effective July 18, 2001 and July 12, 2000, the Company’s consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold.

(2)
The Company completed mergers with NuvoMedia, Inc. (“NuvoMedia”) and SoftBook Press, Inc. (“SoftBook”) in January 2000. Both mergers were accounted for under the pooling of interests method and accordingly, the Company’s historical consolidated financial statements were restated for all periods prior to January 2000 to include the accounts and results of operations of NuvoMedia and SoftBook.

(3)
Nonrecurring expenses for the years ended March 31, 2000 and 1998 consisted of merger related costs incurred as a result of the mergers with NuvoMedia, Inc. and SoftBook Press, Inc. in fiscal year 2000 and with StarSight Telecast, Inc. in fiscal year 1998. Nonrecurring expenses for the year ended March 31, 1999 consisted of costs incurred in defending the Company against a hostile takeover.

(4)	All share and per share data has been adjusted for the two-for-one stock splits effected in May 1999 and December 1999.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 28, 2000, the Board of Directors of the Company approved a change of the Company’s fiscal year end from March 31 to December 31. Accordingly, the financial statements of the Company present results of operations and cash flows for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000. To enhance comparability, the following discussion of historical operating results compares the twelve months ended December 31, 2001 to the same period in the prior year. Additionally, the following discussion of historical operating results compares the nine-month period ended December 31, 2000 to the same period in 1999.

In addition to the change in the Company’s fiscal year end in 2000, the Company completed several transactions during 2001 and 2000 that affect the comparability of the results of operations.

•
On July 12, 2000, the Company completed its merger with TV Guide. The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide from July 12, 2000.

•
In April 2001, the Company sold the business that distributes the WGN superstation signal for approximately its net book value. Accordingly, the consolidated financial statements do not include the results of operations of WGN subsequent to that date. No gain or loss was recognized as a result of this transaction.

•
On July 18, 2001, the Company acquired 100% of the outstanding common stock of SkyMall. The acquisition was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of SkyMall from July 18, 2001.

The Company also completed mergers with two electronic book companies, NuvoMedia, Inc. (“NuvoMedia”) and SoftBook Press, Inc. (“SoftBook”) in January 2000. Both mergers were accounted for under the pooling of interests method and, accordingly, the Company’s historical consolidated financial statements were restated for all periods prior to that date to include the results of operations, financial position and cash flows of NuvoMedia and SoftBook.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from our current expectations. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial statements.

Revenue Recognition—License Fees

We recognize revenues from ongoing per unit license fees based on units shipped incorporating the Company’s patented proprietary technologies in the period when the manufacturers’ units shipped information is available to the Company. Revenues from ongoing per subscriber license fees are earned and recognized in the month service is provided by a service provider using the Company’s patented proprietary technologies. Revenues from annual and other license fees are recognized based on the specified terms of the particular license agreements.

When a licensing agreement expires, we assess whether to continue to accrue revenues consistent with the terms of the expired license agreement based on factors such as whether the licensee continues to ship the same or similar products or provide the same or similar services to its subscribers as were governed by the expired license agreement, opinions of outside counsel, whether the Company and the licensee are engaged in discussions to renew the license agreement and whether the Company believes the revenue ultimately will be realizable. In the event legal proceedings are required to enforce the Company’s intellectual property rights that were the subject of a previously existing agreement, the Company relies on the above factors with respect to whether the Company will be able to enforce its intellectual property rights and whether the proceedings are probable to result in favorable outcomes. These assumptions and expectations involve significant judgment by the Company.

Further discussion of the application of revenue recognition policies for license fees is contained under the heading Technology and Licensing Sector—Pro Forma.

Patent Prosecution and Litigation Costs

The Company’s accounting policy with respect to patent prosecution and litigation costs incurred to protect and enforce the Company’s intellectual property rights is to defer such costs as intangible assets and to amortize them using the straight-line method over the remaining lives of the related patents. The Company reviews its characterization of patent prosecution and litigation costs whenever events or changes in circumstances, such as adverse administrative or judicial rulings, indicate that certain deferred costs should be expensed. The propriety of such characterizations is determined by management based, in part, on the advice of outside counsel.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company has a significant amount of property and equipment and intangible assets. The determination as to whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable involves management’s judgment. In addition, should the Company conclude that recoverability of an asset is in question, the estimate of undiscounted future operating cash flows to determine whether an asset is recoverable and, if not, the final determination of the fair value of the asset are also based on the judgment of management. These judgments can be impacted by a variety of underlying assumptions, such as the general business climate, effectiveness of competition and supply and cost of resources. Accordingly, actual results can differ significantly from the assumptions made by management in making its estimates. Future changes in management’s estimates could result in indicators of impairment and actual impairment charges where none exist today.

New accounting standards effective January 1, 2002, eliminate the impairment recoverability tests for goodwill and certain other intangible assets with indefinite lives and require that such assets be valued at the lower of their carrying value or fair value. The Company expects to report transitional impairment losses of up to $5 billion in the first quarter of 2002 upon adoption of these new standards. Significant management judgment is involved in determining the fair value of assets. Accordingly, future changes in management’s estimates could result in further impairment charges of goodwill and indefinite lived intangible assets.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance, if necessary, to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

The Company has income both from foreign and domestic sources. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of our actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2001, we have established a valuation allowance of $68.9 million against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Allowance for Doubtful Accounts

We have significant amounts due to us from our customers. We continuously evaluate our outstanding accounts receivable for collectibility. This evaluation involves management’s judgment in assessing the aging of the amounts due to us and in reviewing the credit-worthiness of each customer. Should a customer’s financial condition deteriorate in a manner that could decrease the customer’s ability to pay amounts due to us, we might be required to provide additional allowance for doubtful accounts which would reduce our earnings.

The following table sets forth certain financial information for the Company during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000. To enhance comparability, the following table also includes certain financial information for the Company for the year ended December 31, 2000 and the nine months ended December 31, 1999.

	Year Ended December 31,		Nine Months Ended December 31,		Year Ended March 31, 2000
	2001(1)	2000(4)	2000(1)(2)	1999(5)
		(Unaudited)	(Unaudited)
	(in thousands)
Statement of Operations Data:
Revenues	$1,368,170	$815,102	$731,109	$157,446	$241,439
Operating expenses:
Operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and nonrecurring expenses	910,934	515,967	488,939	81,728	108,756
Stock compensation	44,729	18,294	18,294	—	—
Depreciation and amortization	962,722	444,904	443,312	4,271	5,863
Impairment of goodwill	10,800	—	—	—	—
Nonrecurring expenses	—	15,895	—	—	15,895

	1,929,185	995,060	950,545	85,999	130,514

Operating (loss) income	(561,015)	(179,958)	(219,436)	71,447	110,925
Interest expense	(27,298)	(24,783)	(24,783)	—	—
Other (expense) income, net	(115,242)	18,861	15,021	9,848	13,688

(Loss) income before income taxes and extraordinary item	(703,555)	(185,880)	(229,198)	81,295	124,613
(Benefit) provision for income taxes	(106,033)	(97)	(16,084)	27,309	43,296

(Loss) income before extraordinary item	(597,522)	(185,783)	(213,114)	53,986	81,317
Extraordinary loss on debt extinguishment, net	(2,100)	—	—	—	—

Net (loss) income	$(599,622)	$(185,783)	$(213,114)	$53,986	$81,317

Other Financial Data:
Net cash provided by (used in):
Operating activities	$186,483	$317,898	$312,492	$59,800	$65,206
Investing activities	4,001	(21,691)	(36,724)	(77,486)	(62,453)
Financing activities	(328,958)	(20,531)	(24,552)	46,536	50,557
EBITDA(3)	457,236	299,135	242,170	75,718	132,683

(1)
Effective July 18, 2001 and July 12, 2000, the Company’s consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold.

(2)	On November 28, 2000, the Board of Directors of the Company approved the change of the Company’s fiscal year end from March 31 to December 31.
(3)
EBITDA means operating income before noncash stock compensation expense, depreciation and amortization, impairment of goodwill and nonrecurring expenses, which consist of merger related costs incurred as a result of the mergers with NuvoMedia, Inc. and SoftBook Press, Inc. in fiscal year 2000. Due to purchase accounting related to the Company’s merger with TV Guide on July 12, 2000, the results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company’s business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the financial statements included in this report. Additionally, the Company’s calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

(4)	Reported results for the transition period from April 1, 2000 to December 31, 2000 have been combined with operating results for the three months ended March 31, 2000 to enhance comparability.
(5)	Operating results for the three months ended March 31, 2000 have been deducted from reported results for the year ended March 31, 2000 to present amounts for the nine months ended December 31, 1999.

Results of Operations

Consolidated

Year ended December 31, 2001 compared to the year ended December 31, 2000

Revenues for the year ended December 31, 2001 were $1.4 billion, an increase of $553.1 million compared to the same period in 2000. The increase in revenues was primarily due to $492.5 million of additional revenues attributable to TV Guide, which was acquired by the Company on July 12, 2000, coupled with an increase of $12.1 million in worldwide licensing revenues derived from the Company’s proprietary technologies and intellectual property associated principally with IPGs and an increase of $28.0 million in advertising on the Company’s proprietary platforms (excluding the TV Guide platforms).

The Company’ advertising revenues for the year ended December 31, 2001 aggregated $297.7 million. The general weakness in the advertising market during 2001 impacted most media companies in the United States, including the Company. As the Company’s IPG platform is a new medium experiencing rapid growth rather than operating at a relatively static level of subscribers, the impacts of the weak advertising market were not as pronounced on the IPG platform as the impacts on the Company’s conventional media properties. Management believes that with the tragedy of September 11, 2001, and the resulting weakness in the U.S. economy, unless there is a strong recovery in 2002 in the advertising industry, the Company may experience considerable pressure on its advertising revenues both from its conventional media and its growing IPG platform. For additional discussion of advertising revenues, see the Company’s discussion of pro forma sector operating results below.

Operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and nonrecurring expenses were $910.9 million for the year ended December 31, 2001, an increase of $395.0 million when compared to the same period in 2000. The increase in operating expenses was primarily due to increased operating costs of $356.0 million attributable to a full year of TV Guide operations coupled with increased costs to operate the advertising enabled IPG platform.

Stock compensation expense reflects amortization of the portion of the purchase price of TV Guide assigned to unearned compensation for unvested TV Guide stock options assumed by the Company in the TV Guide transaction. The unearned compensation is being amortized over the remaining vesting period of the options. No similar amortization expense existed in periods prior to the acquisition of TV Guide. During the fourth quarter of 2001, stock compensation expense included $14.8 million of additional unearned compensation amortization resulting from a senior executive officer that separated from the Company.

Depreciation and amortization during the year was $962.7 million, an increase of $517.8 million compared to the same period in 2000. The increase in depreciation and amortization was attributable to a full year of amortization of intangible assets and other depreciation resulting from the acquisition of TV Guide. Effective January 1, 2002, the Company is required to adopt the provisions of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. As of December 31, 2001, the Company has unamortized goodwill in the amount of $5.6 billion and unamortized identifiable intangible assets in the amount of approximately $888 million, which will no longer be subject to amortization under the provisions of Statement 142. Amortization expense related to such assets was $486.4 million and $231.4 million for the years ended December 31, 2001 and 2000, respectively. The Company is currently in the process of evaluating the impacts of adopting Statement 142 on its financial statements. Based on the Company’s analysis completed to date, the Company expects to report transitional impairment losses of up to $5 billion upon adoption of Statement 142 in the first quarter of 2002. Pursuant to the provisions of Statement 142, these transitional impairment losses will be reported as a cumulative effect of a change in accounting principle.

The Company had impairment of goodwill relating to its acquisition of Les Editions 00h00, an electronic publisher in Europe, of $10.8 million during the year. No similar impairment charges were recorded in prior years.

Interest expense was $27.3 million for the year ended December 31, 2001 compared to $24.8 million for the same period in 2000. The increase in interest expense was attributable to the debt and capital lease obligations assumed in the TV Guide transaction being outstanding for a full year in 2001, offset by lower debt levels and interest rates. Prior to the acquisition of TV Guide, the Company had no debt.

Other income (expense), net was $(115.2) million for the year ended December 31, 2001 compared to $18.9 million for the same period in 2000. The decrease in other income (expense), net was due primarily to a $105.3 million write-down ($94.5 million during the fourth quarter) in 2001 of certain of the Company’s technology investments and marketable securities, many of which were acquired as part of the TV Guide merger and were recorded at values that existed for technology investments at that time, coupled with lower rates of return on cash investments during 2001 compared to 2000. During the fourth quarter, management concluded that the general weakness in the economy had impacted the fair value of these investments in a manner which was other than temporary, by delaying the deployment of underlying technologies, making it difficult for development stage companies to access capital, and by causing sustained periods of depressed stock prices from previous prices.

The provision for income tax benefit as a percentage of loss before income taxes and extraordinary item was 15% for the year ended December 31, 2001 compared to 0% for the same period in 2000. The increase in the effective tax rate is primarily due to the 2001 operating results including amortization of non-deductible goodwill recorded as a part of the TV Guide acquisition for the full year while 2000 operating results only contained such amortization for the period subsequent to July 12, 2000. In addition, the overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company’s future tax expense as a percentage of income before income taxes may vary from year to year.

Nine months ended December 31, 2000 compared to nine months ended December 31, 1999

Revenues for the nine months ended December 31, 2000 were $731.1 million, an increase of $573.7 million compared to the same period in 1999. The increase in revenues was primarily due to $527.0 million of additional revenues attributable to the TV Guide acquisition on July 12, 2000, coupled with an increase in worldwide licensing income derived from the Company’s proprietary technologies and intellectual property associated principally with IPGs and an increase in advertising on the Company’s proprietary platforms. The Company commenced selling advertising on the IPG platform in 1999.

Operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and nonrecurring expenses, were $488.9 million for the nine months ended December 31, 2000, an increase of $407.2 million when compared to the same period in 1999. The increase in operating expenses was primarily due to increased operating costs of $399.6 million attributable to TV Guide coupled with increased costs to operate the advertising enabled IPG platform.

Stock compensation expense reflects amortization of the portion of the purchase price of TV Guide assigned to unearned compensation expense for unvested TV Guide stock options assumed by the Company in the TV Guide transaction. No similar amortization expense existed in periods prior to the acquisition of TV Guide.

Depreciation and amortization during the nine-month period ended December 31, 2000 was $443.3 million, an increase of $439.0 million compared to the same period in 1999. The increase in depreciation and amortization was a result of amortization of goodwill and other intangible assets and other depreciation resulting from the acquisition of TV Guide.

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

The provision for income tax benefit as a percentage of loss before income taxes was 7% for the nine-month period ended 2000 compared to the provision for income tax expense as a percentage of income before income taxes of 34% for the same period in 1999. The 7% effective tax rate in 2000 is primarily due to the 2000 operating results including amortization of non-deductible goodwill recorded as a part of the TV Guide acquisition. In addition, the overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company’s future provision for income taxes as a percentage of income before income taxes may vary from year to year.

Pro Forma Sector Results of Operations

To enhance comparability, the following table sets forth certain financial information for the Company’s business sectors on an unaudited pro forma basis for the twelve months ended December 31, 2001 compared to the twelve months ended December 31, 2000. This pro forma financial information reflects the merger with TV Guide, the acquisition of SkyMall and sale of WGN as though they had occurred on January 1, 2000. Due to purchase accounting, the results of operations for the year ended December 31, 2001 and for the nine-month period ended December 31, 2000, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company’s business sectors are measured based on EBITDA (operating income before stock compensation expense, depreciation and amortization, impairment of goodwill and nonrecurring expenses). The Company believes pro forma results represent an appropriate supplemental analysis of revenues, expenses and EBITDA trends, as the pro forma presentation includes the results of operations of the Company’s significant businesses for all periods presented.

The Company categorizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company’s technology includes the IPGs marketed under the GUIDE Plus+ and TV Guide Interactive brands, the VCR Plus+ system and the eBook); the Interactive Platform Sector, which derives recurring income from advertising, interactive services and e-commerce on the Company’s proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG, SkyMall catalog sales, SNG and other non-interactive platforms and media properties. The Company’s business sectors represent strategic business units that offer different products and services and compete in different industries.

	Unaudited Pro Forma Twelve Months Ended December 31,
	2001	2000
	(in thousands)
Technology and Licensing Sector
Revenues	$326,969	$280,529
Operating expenses(1)	97,780	90,563

EBITDA(2)	$229,189	$189,966

Interactive Platform Sector
Revenues	$101,420	$23,119
Operating expenses(1)	120,369	72,128

EBITDA(2)	$(18,949)	$(49,009)

Media and Services Sector
Revenues	$965,805	$1,136,986
Operating expenses(1)	726,693	887,188

EBITDA(2)	$239,112	$249,798

Consolidated (after eliminations)
Revenues(3)	$1,384,229	$1,439,643
Operating expenses(1)(3)	934,877	1,048,888

EBITDA(2)	$449,352	$390,755

(1)	Expenses means operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and nonrecurring expenses.
(2)
EBITDA means operating income before noncash stock compensation expense, depreciation and amortization, impairment of goodwill and nonrecurring expenses, which consist of merger related costs incurred as a result of the mergers with NuvoMedia, Inc. and SoftBook Press, Inc. in fiscal year 2000. Due to purchase accounting related to the Company’s merger with TV Guide on July 12, 2000, the results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company’s business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the financial statements included in this report. Additionally, the Company’s calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

(3)	Inter-segment eliminations consist of media and sales commissions reported as revenues by the Media and Services Sector and expenses by the Interactive Program Sector.

The following discussion of each of the Company’s segments is based on the unaudited pro forma financial information provided above.

Technology and Licensing Sector—Pro Forma

The Technology and Licensing Sector is responsible for the development, licensing and protection of intellectual property and proprietary technologies. Revenues in this Sector are comprised of license fees paid by third-party licensees for the Company’s proprietary technologies and patents primarily related to IPGs, video recording and electronic books. The Company’s licensing activities cover multiple industries including consumer electronics, cable, satellite, Internet appliances, personal computers, and publications worldwide, with major licensees such as Microsoft, AOL/Time Warner, Motorola, AT&T, Charter Communications, Comcast, Shaw, Thomson multimedia, Sony, Matsushita (Panasonic) and others. Sector operations include research and development, and the creation, protection and licensing of patents and proprietary technologies.

For the twelve months ended December 31, 2001, pro forma revenues for the Technology and Licensing Sector were $327.0 million compared to $280.5 million in the prior year. The increase in revenues for this sector of $46.4 million, or 17%, was attributable to growth in worldwide licensing income derived from the Company’s proprietary technologies and intellectual property associated primarily with IPGs. During 2001, the Company entered into agreements with new licensees for its technologies and increased the distribution base for its proprietary IPG platforms marketed under the GUIDE Plus+ and TV Guide Interactive brands.

The Company’s accounting policy related to recognition of licensing revenues provides that revenues from ongoing per unit license fees typically charged to hardware manufacturers are earned based on units shipped incorporating the Company’s proprietary technologies and are recognized in the period when the manufacturers’ units shipped information is available to the Company. Revenues from on-going per subscriber license fees typically charged to video service providers such as cable multiple system operators (“MSO’s”) are earned and recognized in the month service is provided by such service provider using the Company’s patented proprietary technologies. Revenues from annual and other licenses are recognized based on the specified terms of the license agreements. In the cable and satellite sectors, the Company has adopted a policy that the on-going per subscriber license fees charged to MSOs would include the cost of licenses otherwise required of manufacturers for incorporating the Company’s technologies into set-top boxes shipped to the licensed MSO. For this reason, as more and more direct agreements are concluded with MSOs for the Company’s IPG technologies and services, the on-going per subscriber revenues will increase, while the per unit license fees from set-top box suppliers are expected to decrease.

From time to time, the agreements governing the licensing arrangements between the Company and its licensees expire. When licensing agreements expire, the Company assesses whether to continue to accrue revenues consistent with the terms of the expired license agreement based on factors such as whether the licensee continues to ship the same or similar products or provide the same or similar services to its subscribers as were governed by the expired license agreement, opinions of outside counsel, whether the Company and the licensee are engaged in good faith discussions to renew the license agreements and whether the Company believes the revenue ultimately will be realizable. In the event that legal proceedings are required to enforce the Company’s intellectual property rights that were the subject of a previously existing agreement, the Company relies on the above factors with respect to whether the Company will be able to enforce its intellectual property rights and whether legal proceedings are probable to result in favorable outcomes. During 1997 through 1999, Scientific-Atlanta was under a license agreement with the Company for the incorporation of interactive program guides into Scientific-Atlanta set-top boxes. The license expired on July 23, 1999, however, Scientific-Atlanta continued to ship set-top boxes incorporating IPGs which are the same or similar to the products shipped during the term of the agreement. The Company instituted legal proceedings in federal district court to recover damages which are probable, based upon the factors described above, to include revenues commensurate with the licensing fees under the expired agreement. The Company has accrued an aggregate of $107.6 million ($58.9 million, $36.5 million and $12.2 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and for the period from July 23, 1999 through March 31, 2000, respectively) in license fees from Scientific-Atlanta.

In October 2000, the Company announced that it had reached an agreement with General Instrument/Motorola to settle outstanding arbitration and litigation proceedings involving the Company’s interactive program guide technology and enter into a long-term licensing agreement. Revenues are recognized under this licensing agreement at the time of shipment of the set-top boxes, based on whether a set-top box is shipped to a licensed MSO, in which case, only a nominal per unit license fee is recognized in accordance with the Company’s policy described above. If the set-top box is shipped to an unlicensed MSO, a higher per-unit license fee is recognized.

Per unit license fees from cable and satellite set-top box suppliers were $154.9 million and $150.2 million in 2001 and 2000, respectively. Due to the fact that the Company entered into a large number of license agreements with cable MSOs in 2001, per unit license fees from set-top box suppliers are expected to decrease significantly in 2002, offset in part by increases in the on-going per subscriber license fees earned from cable MSOs.

Pro forma expenses in this sector for the twelve months ended December 31, 2001 were $97.8 million compared to $90.6 million in 2000. The increase in expenses is attributable to increased research and development costs associated primarily with incorporating advertising features in the IPGs.

Interactive Platform Sector—Pro Forma

The Interactive Platform Sector derives recurring revenues from advertising, interactive services and e-commerce on the Company’s proprietary interactive platforms, and through revenue sharing under license agreements. Sector activities include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms, media research, and trafficking, tracking and billing of advertising. The Company’s rapidly growing IPG platform currently is comprised of television sets incorporating the Gemstar GUIDE Plus+ IPG and digital cable set-top boxes incorporating the TV Guide Interactive and StarSight® IPGs.

For the twelve months ended December 31, 2001, pro forma revenues for the Interactive Platform Sector were $101.4 million compared to $23.1 million for the prior year, an increase of 339%. Currently, revenues in this sector are comprised primarily of advertising revenues earned on the Company’s proprietary platforms, including the IPGs and the online web site, www.tvguide.com. The Company first commenced selling advertising on the IPG platform in 1999. The increase in revenues of this sector of $78.3 million is primarily attributable to the launch of advertising enabled IPGs under the TV Guide Interactive brand during 2000 coupled with the increased penetration of such guides into the market place.

The Company has relationships with licensees, vendors and strategic partners, many of which also purchase advertising on the Company’s properties, including those in the interactive platform sector. For instance, Superstar/Netlink Group acquires programming for its subscribers from the majority of programmers in the United States, many of which purchase advertising on the Company’s properties. The Company believes that these transactions are not related and have been entered into in a manner such that the goods or services acquired are acquired at fair value and the advertising is sold at fair value. During 2001, a significant amount of cash advertising revenues in the interactive platform sector was derived from accounts in which varying degrees of such relationships existed. The Company intends to continue to maximize its relationships with licensees, vendors and strategic partners to obtain advertising on its IPG platform, but expects the growth of such advertising to be less than the growth of standard rate-card sales as the platform continues to mature. The Company has generally sold most of its advertising time for cash and intends to continue this practice into the future.

In April 2001, the Company entered into a nonmonetary transaction with an unrelated company in which $20.8 million of intellectual property was acquired in exchange for $750,000 in cash and advertising having a fair value of $20 million. In addition, the Company received an option to acquire the company in the event that certain performance criteria were met in each of the following two years. The Company determined the fair value of the advertising consideration, all of which was recognized during 2001 as the advertising was aired, based on cash transactions for similar advertising sold to other parties.

Pro forma expenses for this sector were $120.4 million for the year ended December 31, 2001 compared to $72.1 million for 2000, an increase of 67%. The increase in expenses of $48.2 million is primarily attributable to costs incurred to operate the expanding IPG base, including the newly advertising enabled versions of the IPGs, coupled with advertising and promotion expenses incurred to promote the penetration of digital cable television into the market and the Company’s IPGs. The Company has entered into certain long-term agreements with MSOs to advertise and promote the penetration of Company products, including TV Guide Interactive. The Company benefits with accelerated consumer penetration of digital cable featuring TV Guide Interactive.

Media and Services Sector—Pro Forma

The Media and Services Sector operates TV Guide Magazine, TV Guide Channel, TVG, SkyMall catalog sales, SNG and other non-interactive platforms and media properties. Revenues in this sector are principally composed of subscription fees and advertising revenues of the TV Guide magazines and the TV Guide Channel and programming package revenues from C-band households. The Company sold the business that distributes the WGN superstation signal in April 2001 for approximately its net book value and acquired SkyMall in July 2001. Accordingly, pro forma amounts for this sector which were previously presented have been restated for the impacts of the WGN superstation disposition and SkyMall acquisition. The Company is also currently in active negotiations for the sale of the remaining distant signal superstation business.

For the twelve months ended December 31, 2001, pro forma revenues for the Media and Services Sector were $965.8 million compared to $1.1 billion for the prior year. Revenues in this sector decreased by $171.2 million, primarily due to decreased revenues earned by TV Guide Magazine and SNG. TV Guide Magazine continues to face declines in circulation due to slower new subscriber growth, lower renewal rates and reduced newsstand sales, which have been significant subsequent to the events of September 11, 2001. At December 31, 2001, TV Guide Magazine had a circulation of 9.0 million compared to 9.9 million at December 31, 2000. The C-band direct-to-home satellite market, in which SNG operates, continues to decline due to the growth of the newer generation direct broadcast satellite systems and continued cable system expansions. During the year ended December 31, 2001, the number of C-band subscribers in the industry decreased by 31% to approximately 823,000 subscribers. At December 31, 2001, SNG provided service to 549,000 of these subscribers, a decrease of 14% from the subscribers served by SNG at December 31, 2000. We expect the declines in the circulation of TV Guide Magazine and the subscriber base of the C-band industry, and the resulting impacts on revenues in this sector, to continue. The impacts of the circulation and subscriber declines on revenue were partially offset by an increase in the newsstand price of TV Guide Magazine, an increase in the price of programming packages offered by SNG and revenues earned from the subscriber conversion agreement with EchoStar Satellite Corporation (“EchoStar”).

On November 2, 1999, SNG signed an agreement with EchoStar whereby SNG promotes and solicits orders for EchoStar’s direct broadcast subscription service, the DISH Network. In exchange, SNG receives an initial commission for each current or past SNG subscriber who subscribes to the DISH Network and a monthly residual commission over the life of the agreement. This agreement has resulted in an acceleration in the decline in the number of SNG subscribers and this effect is expected to continue.

Pro forma expenses for this sector were $726.7 million for 2001 compared to $887.2 million for 2000. A significant portion of the expenses in this sector are those attributable to the paper, printing, and postage associated with TV Guide Magazine and programming acquired by SNG for programming packages sold to its customers. The decrease in expenses of $160.5 million in this sector is primarily due to the decrease in circulation of TV Guide Magazine and reduced programming expenses associated with the decrease in the number of C-band subscribers.

For the twelve months ended December 31, 2001, pro forma EBITDA for this sector decreased by 4% despite a 15% decline in revenues compared to the prior year.

The Company has traditionally operated a magazine distribution business which was responsible for distributing approximately 90 titles with a combined circulation of approximately 410 million copies per year in addition to the TV Guide Magazine. Due to the change in business environment, and following the general approach of discontinuing non-core activities in order to focus on core business, the Company is considering business alternatives, including contracting with a third party for distribution of TV Guide Magazine and assigning the existing distribution contracts to that same party. The distribution business generates approximately $12.6 million in revenue with no significant impact on EBITDA.

Liquidity and Capital Resources

For the twelve months ended December 31, 2001, net cash flows from operating activities were $186.5 million. This cash flow, plus existing cash resources, proceeds from asset sales of $107.0 million and proceeds from the exercise of stock options of $20.3 million, was used to fund $249.8 million for repayment of long-term debt, $71.1 million to repurchase substantially all of the remaining outstanding TV Guide 8 1/8% senior subordinated notes, $40.5 million for investments and acquisitions, $18.9 million for capital expenditures and $53.6 million for additions to intangible assets.

At December 31, 2001, the Company’s cash, cash equivalents and marketable securities classified as current assets aggregated $391.5 million.

Net cash flows from operating activities decreased $126.0 million for the year ended December 31, 2001 compared to $312.5 million generated during the nine months ended December 31, 2000 due primarily to the fact that the 2000 period included cash flows resulting from the October 2000 settlement agreement with General Instrument/Motorola.

The Company’s wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.9% at December 31, 2001) either at the banks’ prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide’s subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide’s ability to pay dividends to the Company tied to TV Guide’s leverage ratio. This restriction does not apply to the Company’s ability to pay dividends. As of December 31, 2001, TV Guide had available borrowing capacity under the six-year revolving credit facility of $146.6 million. Principal payments of $60 million in 2002, $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings under both credit facilities at December 31, 2001 and 2000 were $326.4 million and $568.7 million, respectively.

On June 18, 2001, the Company completed a tender offer in which it acquired substantially all of the outstanding 8 1/8% senior subordinated notes of TV Guide at a price of $1,045 per $1,000 principal amount of notes tendered for an aggregate purchase price of $71.1 million plus accrued interest. In connection with the tender offer, the indenture for the notes was amended to delete or modify most of the restrictive covenants. An extraordinary loss of $2.1 million, net of tax, was recognized as a result of this transaction.

The Company collects in advance a majority of its TV Guide magazine subscription fees, Superstar/Netlink Group subscription fees and certain of its UVTV superstation and TV Guide Channel revenues. In addition, the Company receives nonrefundable prepaid license fees from certain licensees. As of December 31, 2001, deferred revenue totaled $382.4 million. The Company’s liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company’s liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

The Company does not have any material commitments for capital expenditures. The Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital, capital expenditure and debt requirements in the foreseeable future.

At December 31, 2001, approximately $223.4 million, or 57%, of the Company’s receivables are due from five entities, inclusive of $107.6 million due from Scientific-Atlanta (see Technology and Licensing Sector—Pro Forma above). The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of the amount of recoverability.

In connection with the acquisition of TV Guide in 2000, The News Corporation Limited (“News Corp.”) became a stockholder of the Company. As of December 31, 2001, News Corp. directly and indirectly owns approximately 42% of the Company’s outstanding common stock and has the right to designate six directors on the Company’s board. The Company earned advertising revenues of $19.3 million and $10.4 million for the year ended December 31, 2001 and the period from the date of the TV Guide acquisition through December 31, 2000, respectively, from entities controlled by News Corp. During those same periods, the Company acquired programming from News Corp. controlled entities of $11.3 million and $7.8 million, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corp. As of December 31, 2001 and 2000, the Company had receivables due from News Corp. controlled entities totaling $4.6 million and $9.5 million, respectively, and payables due to News Corp. controlled entities totaling $302,000 and $965,000, respectively. In addition, the Company purchases paper through a paper procurement arrangement with News Corp. at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

Liberty Media Corporation (“Liberty Media”), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corp. For the period January 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, and the period from the date of the TV Guide acquisition through December 31, 2000, the Company purchased programming from Liberty Media controlled affiliates of $4.5 million and $7.4 million, respectively. During those same periods, the Company also sold video, program promotion and guide services and subscriber management services to AT&T Broadband and Internet Services (“BIS”) and its consolidated affiliates of $6.7 million and $8.4 million, respectively. In addition, during those same periods, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $2.4 million and $3.9 million, respectively. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

The Company has included in the amounts discussed above, transactions with News Corp., BIS, and Liberty Media and all entities in which BIS, Liberty Media and News Corp. have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corp. own, directly or indirectly, 50% or less.

The Company has multiple transactions with Thomson multimedia, Inc., including Thomson’s licensing of the Company’s VCR Plus+, GUIDE Plus+ and eBook technologies, Thomson’s advertising on the Company’s platforms, primarily the interactive program guide platforms, the Company’s participation in marketing and promotion campaigns on Thomson products carrying the Company’s technology, and the two companies being joint venture partners in the sale of advertising on electronic program guides on televisions. During the year ended December 31, 2001, revenues earned from the relationship with Thomson were $76.2 million and expenses incurred were $34.6 million. As of December 31, 2001, the Company has receivables due from and a payable due to Thomson totaling $53.2 million and $36.5 million, respectively. Subsequent to December 31, 2001, the Company received payments from Thomson which reduced the current receivable from Thomson to the Company, net of amounts due to Thomson, to less than $5 million.

The Company’s accounting policy with respect to patent prosecution and litigation costs to protect and enforce the Company’s intellectual property rights is to defer such costs as intangible assets as they are incurred. The Company has been engaged in a proceeding before the United States International Trade Commission

(See Item 3., Legal Proceedings) in which approximately $38 million of legal and related costs have been incurred and capitalized as intangible assets with a carrying value of $34.6 million as of December 31, 2001. The Company is currently awaiting a ruling on this matter. Should such a ruling be adverse to the Company, the Company may be required to expense a portion of the legal costs previously capitalized related to this proceeding, including a portion of the costs incurred subsequent to December 31, 2001.

Recent Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 01-09 clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor’s customers. As a result of the EITF consensus, certain of the Company’s cooperative advertising and product placement costs previously classified as operating expenses are to be reflected as a reduction of revenues earned from that activity. EITF No. 01-09 is effective commencing January 1, 2002 and requires, where applicable, reclassification of amounts reported in prior periods to comply with the income statement classifications for the current period. Such reclassifications are not expected to exceed $60 million, $20 million and $10 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. The Company adopted the provisions of Statement 141 effective July 1, 2001 and is required to adopt the provisions of Statement 142 effective January 1, 2002. Pursuant to the transition provisions of Statement No. 142, any goodwill and any intangible asset determined to have an indefinite useful life that were acquired in a purchase business combination completed subsequent to June 30, 2001 were not amortized, but continued to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature through December 31, 2001.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption. Furthermore, in connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform, within six months of adoption, an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

As of December 31, 2001, the Company has unamortized goodwill in the amount of $5.6 billion and unamortized identifiable intangible assets with indefinite lives, primarily trademarks and publishing rights, in the amount of approximately $888 million which will no longer be subject to amortization under the provisions of Statement 142. Amortization expense related to such assets was $486.4 million and $231.3 million for the year ended December 31, 2001 and the nine months ended December 31, 2000, respectively. The Company is currently in the process of evaluating the potential impairment impacts of adopting Statement 142 on its financial statements. Based on the Company’s analysis completed to date, the Company expects to report transitional impairment losses of up to $5 billion upon adoption of Statement 142 in the first quarter of 2002. Pursuant to the provisions of Statement 142, any transitional impairment losses will be reported as a cumulative effect of a change in accounting principle.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces Statement 121. However, it retains the fundamental provisions of Statement 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company is required to adopt this statement effective January 1, 2002. The Company does not expect that the adoption of this statement will have a material impact on the consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide’s $300 million six-year revolving credit facility and $300 million amortizing term loan. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Because the interest rates on the credit facilities are variable, based upon the banks’ prime rate or LIBOR, the Company’s interest expense and cash flow are impacted by interest rate fluctuations. At December 31, 2001, the Company had $326.4 million in outstanding borrowings under the credit facilities. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $3.3 million in interest expense and a corresponding decrease or increase of $3.3 million in the Company’s operating cash flow.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to Consolidated Financial Statements on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding this item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year, December 31, 2001.

ITEM 11.    EXECUTIVE COMPENSATION.

Information regarding this item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year, December 31, 2001.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding this item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year, December 31, 2001.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding this item is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year, December 31, 2001.

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMSTAR-TV GUIDE INTERNATIONAL, INC. (Registrant)

Date: March 29, 2002	By:	/s/ HENRY C. YUEN
Henry C. Yuen Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 29, 2002	By:	/s/ ELSIE MA LEUNG
Elsie Ma Leung Co-President, Co-Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY C. YUEN Henry C. Yuen	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002

/s/ ELSIE MA LEUNG Elsie Ma Leung	Co-President, Co-Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 29, 2002

/s/ PETER C. BOYLAN III Peter C. Boylan III	Co-President, Co-Chief Operating Officer and Director	March 29, 2002

/s/ DAVID F. DEVOE David F. DeVoe	Director	March 29, 2002

/s/ NICHOLAS DONATIELLO, JR. Nicholas Donatiello, Jr.	Director	March 29, 2002

/s/ PERRY A. LERNER Perry A. Lerner	Director	March 29, 2002

/s/ DOUGLAS B. MACRAE Douglas B. Macrae	President and Chief Executive Officer of VideoGuide, Inc. and Director	March 29, 2002

Signature	Title	Date

/s/ JAMES E. MEYER James E. Meyer	Director	March 29, 2002

/s/ K. RUPERT MURDOCH K. Rupert Murdoch	Chairman and Chief Executive Officer News Corporation Limited and Director	March 29, 2002

Lachlan Murdoch	Director	March , 2002

/s/ JONATHAN B. ORLICK Jonathan B. Orlick	Executive Vice President, Secretary, General Counsel and Director	March 29, 2002

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Independent Auditors’ Report	F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3

Consolidated Statements of Operations for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000	F-6

Notes to Consolidated Financial Statements	F-7

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts	F-34

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Gemstar-TV Guide International, Inc.:

We have audited the consolidated financial statements of Gemstar-TV Guide International, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gemstar-TV Guide International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, Gemstar-TV Guide International, Inc. adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

/s/ KPMG	LLP

Los Angeles, California
March 18, 2002

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$349,250	$488,046
Marketable securities	42,212	63,425
Receivables, net	392,717	299,272
Deferred tax asset	14,957	15,969
Other current assets	38,391	36,817

Total current assets	837,527	903,529
Property and equipment, net	87,950	92,382
Intangible assets, net	8,618,544	9,516,764
Marketable securities and other investments	119,452	204,588
Other assets	23,168	28,582

	$9,686,641	$10,745,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$285,642	$221,395
Current portion of long-term debt and capital lease obligations	62,201	62,674
Current portion of deferred revenue	261,082	233,283

Total current liabilities	608,925	517,352
Deferred tax liability	1,127,933	1,375,650
Long-term debt and capital lease obligations, less current portion	271,029	586,485
Deferred revenue, less current portion	121,330	200,217
Other liabilities	6,286	10,178
Stockholders’ equity:
Preferred stock, par value $.01 per share. Authorized 150,000 shares, none issued	—	—
Common stock, par value $.01 per share. Authorized 2,350,000 shares; 417,867 shares issued and 414,748 shares outstanding at December 31, 2001 and 413,749 shares issued and 410,960 shares outstanding at December 31, 2000	4,179	4,137
Additional paid-in capital	8,360,289	8,290,627
Accumulated deficit	(771,879)	(172,257)
Accumulated other comprehensive income, net of tax	18,380	31,612
Unearned compensation	(24,988)	(69,717)
Treasury stock, at cost (3,119 shares at December 31, 2001 and 2,789 shares at December 31, 2000)	(34,843)	(28,439)

Total stockholders’ equity	7,551,138	8,055,963

	$9,686,641	$10,745,845

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31, 2001	Nine months ended December 31, 2000	Year ended March 31, 2000
Revenues	$1,368,170	$731,109	$241,439
Operating expenses:
Operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and nonrecurring expenses	910,934	488,939	108,756
Stock compensation	44,729	18,294	—
Depreciation and amortization	962,722	443,312	5,863
Impairment of goodwill	10,800	—	—
Nonrecurring expenses	—	—	15,895

	1,929,185	950,545	130,514

Operating (loss) income	(561,015)	(219,436)	110,925

Interest expense	(27,298)	(24,783)	—
Other (expense) income, net	(115,242)	15,021	13,688

(Loss) income before income taxes and extraordinary item	(703,555)	(229,198)	124,613

(Benefit) provision for income taxes	(106,033)	(16,084)	43,296

(Loss) income before extraordinary item	(597,522)	(213,114)	81,317

Extraordinary loss on debt extinguishment, net of tax	(2,100)	—	—

Net (loss) income	$(599,622)	$(213,114)	$81,317

Basic (loss) earnings per share:
(Loss) income before extraordinary item	$(1.45)	$(0.64)	$0.40
Extraordinary item	0.00	—	—

Net (loss) income	$(1.45)	$(0.64)	$0.40

Diluted (loss) earnings per share:
(Loss) income before extraordinary item	$(1.45)	$(0.64)	$0.33
Extraordinary item	0.00	—	—

Net (loss) income	$(1.45)	$(0.64)	$0.33

Weighted average shares outstanding	412,389	334,804	205,635
Dilutive effect of:
Stock options	—	—	42,193
Warrants	—	—	48

Weighted average shares outstanding, assuming dilution	412,389	334,804	247,876

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock		Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at March 31, 1999	204,724	$2,047	$250,078	$(38,298)	$(228)	$—	(2,789)	$(28,439)	$185,160
Comprehensive income:
Net income	—	—	—	81,317	—	—	—	—	81,317
Unrealized gains on marketable securities	—	—	—	—	37,206	—	—	—	37,206
Equity adjustment from foreign currency translation	—	—	—	—	489	—	—	—	489

Total comprehensive income									119,012
Issuance of common stock	1,590	16	30,479	—	—	—	—	—	30,495
Exercise of stock options	4,164	41	19,896	—	—	—	—	—	19,937
Tax benefit associated with stock options	—	—	33,090	—	—	—	—	—	33,090
Exercise of warrants	65	1	124	—	—	—	—	—	125
Adjustment for change in SoftBook Press, Inc. year end	—	—	—	(2,162)	—	—	—	—	(2,162)

Balances at March 31, 2000	210,543	2,105	333,667	40,857	37,467	—	(2,789)	(28,439)	385,657
Comprehensive loss:
Net loss	—	—	—	(213,114)	—	—	—	—	(213,114)
Unrealized losses on marketable securities	—	—	—	—	(5,432)	—	—	—	(5,432)
Equity adjustment from foreign currency translation	—	—	—	—	(423)	—	—	—	(423)

Total comprehensive loss									(218,969)
Issuance of common stock for acquisitions	200,556	2,006	7,873,253	—	—	—	—	—	7,875,259
Exercise of stock options	2,650	26	22,307	—	—	—	—	—	22,333
Tax benefit associated with stock options	—	—	61,400	—	—	—	—	—	61,400
Unearned stock option compensation	—	—	—	—	—	(88,011)	—	—	(88,011)
Amortization of unearned compensation	—	—	—	—	—	18,294	—	—	18,294

Balances at December 31, 2000	413,749	4,137	8,290,627	(172,257)	31,612	(69,717)	(2,789)	(28,439)	8,055,963
Comprehensive loss:
Net loss	—	—	—	(599,622)	—	—	—	—	(599,622)
Unrealized losses on marketable securities	—	—	—	—	(12,743)	—	—	—	(12,743)
Equity adjustment from foreign currency translation	—	—	—	—	(489)	—	—	—	(489)

Total comprehensive loss									(612,854)
Exercise of stock options	3,377	34	20,239	—	—	—	—	—	20,273
Tax benefit associated with stock options	—	—	21,580	—	—	—	—	—	21,580
Issuance of common stock for acquisition	741	8	27,843	—	—	—	—	—	27,851
Amortization of unearned compensation	—	—	—	—	—	44,729	—	—	44,729
Purchase of treasury stock	—	—	—	—	—	—	(330)	(6,404)	(6,404)

Balances at December 31, 2001	417,867	$4,179	$8,360,289	$(771,879)	$18,380	$(24,988)	(3,119)	$(34,843)	$7,551,138

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31, 2001	Nine months ended December 31, 2000	Year ended March 31, 2000
Cash flows from operating activities:
Net (loss) income	$(599,622)	$(213,114)	$81,317
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	962,722	443,312	5,863
Deferred income taxes	(159,439)	(97,343)	4,372
Tax benefit associated with stock options	21,580	61,400	33,090
Stock compensation expense	44,729	18,294	—
Impairment of goodwill	10,800	—	—
Investment write down	105,265	—	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	(94,578)	52,828	(57,688)
Other assets	9,560	2,601	(7,071)
Accounts payable, accrued expenses and other liabilities	(5,056)	(46,679)	16,285
Deferred revenue	(109,478)	91,193	(10,962)

Net cash provided by operating activities	186,483	312,492	65,206

Cash flows from investing activities:
Investments and acquisitions	(40,549)	(101,331)	(10,928)
Cash acquired in acquisitions	2,361	100,033	—
Purchases of marketable securities	(104,388)	(68,413)	(146,748)
Sales and maturities of marketable securities	112,061	65,172	104,799
Sale of assets	107,011	1,381	—
Additions to property, plant and equipment	(18,880)	(22,959)	(4,191)
Additions to intangible assets	(53,615)	(10,607)	(5,385)

Net cash provided by (used in) investing activities	4,001	(36,724)	(62,453)

Cash flows from financing activities:
(Repayments) borrowings under bank credit facilities	(249,750)	298,448	—
Repayment of senior subordinated notes	(71,134)	(331,864)	—
Repayment of capital lease obligations	(2,674)	(2,044)	—
Issuance of common stock	—	—	30,495
Proceeds from exercise of stock options and warrants	20,273	22,333	20,062
Purchases of treasury stock	(6,404)	—	—
Distributions to minority interests	(19,269)	(7,498)	—
Other	—	(3,927)	—

Net cash (used in) provided by financing activities	(328,958)	(24,552)	50,557

Effect of exchange rate changes on cash and cash equivalents	(322)	(216)	175

Net (decrease) increase in cash and cash equivalents	(138,796)	251,000	53,485
Cash and cash equivalents at beginning of period	488,046	237,046	185,723
Adjustment for change in SoftBook Press, Inc. year end	—	—	(2,162)

Cash and cash equivalents at end of period	$349,250	$488,046	$237,046

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$91,161	$6,620	$4,324
Cash paid for interest	31,169	33,597	—

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2001, the nine months ended
December 31, 2000 and the year ended March 31, 2000

(1)    Description of Business and Summary of Significant Accounting Policies

Description of Business

Gemstar-TV Guide International, Inc. (“Gemstar” or together with its consolidated subsidiaries, the “Company”) is a leading global technology and media company focused on consumer entertainment. On July 12, 2000, the Company completed its merger with TV Guide, Inc. (“TV Guide”). The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of TV Guide from July 12, 2000.

The Company has three major business sectors: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies; the Interactive Platform Sector, which derives recurring income from advertising, interactive services and e-commerce on the Company’s proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG Network, SkyMall catalog sales, Superstar/Netlink Group and other non-interactive platforms and media properties. The Company’s business sectors represent strategic business units that offer different products and services to customers and compete in different industries.

Change in Year End

In November 2000, the Board of Directors of the Company approved the change of the Company’s fiscal year end from March 31 to December 31.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to allowances for doubtful accounts, impairment reserves, litigation reserves, revenue from license fees, depreciation and amortization, and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

The Company classifies its investments as available-for-sale or held-to-maturity. Held-to-maturity securities are those securities which the Company has the intent and ability to hold until maturity and are reported at amortized cost. All other securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of any applicable taxes, recorded in stockholders’ equity.

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

There is a concentration of credit risk associated with wholesale distributors of print products and consumer electronics which may be affected by changes in economic and industry conditions. Concentration of credit risk with respect to programming trade receivables is limited since a substantial number of the Company’s customers pay in advance, providing for receipt of funds prior to service being rendered, or provide letters of credit as security. For other customers, service is generally terminated in the event payment is not received within 30-60 days of service. Credit losses have been within management’s expectations.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Assets acquired under capital lease arrangements are recorded at the present value of the minimum lease payments and are amortized over the shorter of the lease term or useful life of the leased asset. Estimated useful lives are as follows:

Machinery and equipment	2 to 15 years
Leased transponders	9 to 12 years
Buildings and improvements	2 to 32 years

Intangible Assets

Intangible assets are recorded at cost and amortized using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Customer lists	3 to 5 years
Contracts	5 to 10 years
Trademarks and patents	5 to 40 years
Publishing rights	15 years
Goodwill	5 to 15 years

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company assesses goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of goodwill is assessed by determining whether the carrying value of goodwill can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on a projected discounted cash flow model using a discount rate commensurate with the risk inherent in the Company’s current business model. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The Company recorded a $10.8 million impairment charge in the quarter ended December 31, 2001 to reduce goodwill associated with certain international electronic publishing assets. No similar impairment charges were required in the nine months ended December 31, 2000 or in the year ended March 31, 2000.

Patent Prosecution and Litigation Costs

The Company’s accounting policy with respect to patent prosecution and litigation costs incurred to protect and enforce the Company’s intellectual property rights is to defer such costs as intangible assets and to amortize them using the straight-line method over the remaining lives of the related patents. The Company reviews its characterization of patent prosecution and litigation costs whenever events or changes in circumstances, such as adverse administrative or judicial rulings, indicate that certain deferred costs should be expensed. The propriety of such characterizations is determined by management based, in part, on the advice of outside counsel.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment charges were recorded during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000. However, future events or changes in circumstances could result in indicators of impairment and actual impairment charges where none exist today.

Investments

Investments with ownership interests of less than 20% are generally accounted for under the cost method of accounting. Investments with ownership interests between 20% and 50% are accounted for under the equity method of accounting. Investments with ownership interests less than 20% are accounted for under the equity method of accounting if the Company is determined to have significant influence over the operating activities of the investee. Investments with ownership interests in excess of 50% are consolidated with the Company.

Accounting for Stock Options

The Company accounts for its stock option plan under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation by electing to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and providing pro forma disclosures regarding net income (loss) and earnings (loss) per share as if the fair value method defined in SFAS No. 123 had been applied.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

During the year ended December 31, 2001, nine months ended December 31, 2000 and the year ended March 31, 2000, comprehensive income (loss) consisted of net income (loss), unrealized gains (losses) on marketable securities and the equity adjustment from foreign currency translation. Accumulated other comprehensive income presented on the accompanying consolidated balance sheets consist of net unrealized gains (losses) on marketable securities and cumulative translation adjustments, net of income taxes.

Foreign Currency Translation

The financial statements of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the average exchange rate for the period for income and expense items. Gains and losses resulting from translation are accumulated in a separate component of stockholders’ equity until the investment in the foreign entity is sold or liquidated. The Company’s transactions predominately occur in U.S. dollars. Gains and losses on currency transactions were immaterial for all periods presented.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts payable and accrued expenses approximate their fair value because of their short maturities. Held-to-maturity marketable securities are reported at amortized cost, which approximates their fair value. Available-for-sale marketable securities are reported at their fair value based on quoted market prices. The carrying amount of the Company’s outstanding debt approximates its fair value due to the debt’s variable rate of interest.

Revenue Recognition

License Fees

Revenues from ongoing per unit license fees are earned based on units shipped incorporating the Company’s patented proprietary technologies and are recognized in the period when the manufacturers’ units shipped information is available to the Company. Revenues from ongoing per subscriber license fees are earned and recognized in the month service is provided by a service provider using the Company’s patented proprietary technologies. Revenues from annual and other license fees are recognized based on the specified terms of the particular license agreements.

When licensing agreements expire, the Company assesses whether to continue to accrue revenues consistent with the terms of the expired license agreement based on factors such as whether the licensee continues to ship the same or similar products or provide the same or similar services to its subscribers as were governed by the expired license agreement, opinions of outside counsel, whether the Company and the licensee are engaged in good faith discussions to renew the license agreements, and whether the Company believes the revenue ultimately will be realizable. In the event that legal proceedings are required to enforce the Company’s intellectual property rights that were the subject of a previously existing agreement, the Company relies on the

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

above factors with respect to whether the Company will be able to enforce its intellectual property rights and whether the proceedings are probable to result in favorable outcomes.

In October 2000, the Company announced that it had reached an agreement with General Instrument/Motorola to settle outstanding arbitration and litigation proceedings involving the Company’s interactive program guide technology and enter into a long-term licensing agreement. Revenues are recognized under this licensing agreement at the time of shipment of the set-top boxes, based on whether a set-top box is shipped to a licensed MSO, in which case, only a nominal per unit license fee is recognized in accordance with the Company’s policy. If the set-top box is shipped to an unlicensed MSO, a higher per-unit license fee is recognized.

Programming Services

The Company recognizes revenue in the month the service is provided. Payments received in advance for subscription services are deferred until the month earned, at which time income is recognized. The Company’s liability is limited to the unearned prepayments in the event that the Company is unable to provide service.

Magazine Sales

Subscription revenue is recognized on a proportionate basis as magazines are delivered to subscribers. Newsstand revenues are recognized based on the on-sale dates of magazines. Allowances for estimated returns are recorded based upon historical experience. The Company’s liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions.

Advertising

The Company recognizes electronic guide advertising revenue when the related advertisement is aired. Magazine advertising is recognized upon release of magazines for sale to consumers. All advertising is stated net of agency commissions and discounts.

Merchandise Sales and Placement Fees

The Company recognizes merchandise sales upon delivery of product to customers by the Company or participating merchants, net of estimated returns and allowances. The Company also recognizes merchandise revenue, net of product cost, in those transactions in which the Company is acting as an agent. Placement fees represent fees paid to the Company by participating merchants for inclusion of their products in the Company’s media channels. Placement fee revenue is recognized on a straight-line basis over the circulation period of a media channel, generally three months.

Nonmonetary Transactions

The Company recognizes transactions that involve primarily an exchange of nonmonetary assets, liabilities or services at the lower of estimated fair value of the assets, liabilities or services received or delivered. The Company determines the fair value of the consideration received or delivered based on similar cash transactions with other parties. The revenue and expenses are recognized when the services are received or delivered.

In April 2001, the Company entered into a nonmonetary transaction with an unrelated company in which $20.8 million of intellectual property was acquired in exchange for $750,000 in cash and advertising having a fair value of $20 million. In addition, the Company received an option to acquire the company in the event that certain performance criteria were met in each of the following two years. The Company determined the fair value

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the advertising consideration, all of which was recognized during 2001 as the advertising was aired, based on cash transactions for similar advertising sold to other parties.

Research and Development Costs

Research and development costs related to the design, development and testing of new systems, applications and technologies are charged to expense as incurred. Research and development costs of $30.1 million, $20.1 million and $23.7 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively, are included in operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and nonrecurring expenses.

Advertising Costs

Advertising costs are charged to expense as incurred and totaled $54.6 million, $18.2 million and $10.4 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively. Advertising costs are included in operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and nonrecurring expenses.

Nonrecurring Expenses

In connection with its mergers with NuvoMedia, Inc. (“NuvoMedia”) and SoftBook Press, Inc. (“SoftBook”), the Company recorded merger related costs totaling $15.9 million in the year ended March 31, 2000. These costs were comprised of fees for financial advisors, attorneys and accountants, charges for inventory write down and purchase commitment losses and other transaction costs.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded, if necessary, to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Diluted loss per share for the year ended December 31, 2001 and the nine months ended December 31, 2000 are computed using only the weighted average number of common shares outstanding during the period, as the inclusion of 38.3 million and 46.2 million, respectively, of common share equivalents would have been antidilutive.

Recent Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer (Including a Reseller of the Vendor’s Products). EITF No. 01-09 clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor’s customers. As a result of the EITF consensus, certain of the Company’s cooperative advertising and product placement costs previously classified as operating expenses are to be reflected as a reduction of revenues earned from that activity. EITF No. 01-09 is effective commencing January 1, 2002 and requires, where applicable, reclassification of amounts reported in prior periods to comply with the income statement classifications for the current period. Such reclassifications are not expected to exceed $60 million, $20 million and $10 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. The Company adopted the provisions of Statement 141 effective July 1, 2001 and is required to adopt the provisions of Statement 142 effective January 1, 2002. Pursuant to the transition provisions of Statement No. 142, any goodwill and any intangible asset determined to have an indefinite useful life that were acquired in a purchase business combination completed subsequent to June 30, 2001 were not amortized, but continued to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature through December 31, 2001.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption. Furthermore, in connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform, within six months of adoption, an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

As of December 31, 2001, the Company has unamortized goodwill in the amount of $5.6 billion and unamortized identifiable intangible assets with indefinite lives, primarily trademarks and publishing rights, in the amount of approximately $888 million which will no longer be subject to amortization under the provisions of Statement 142. Amortization expense related to such assets was $486.4 million and $231.3 million for the year ended December 31, 2001 and the nine months ended December 31, 2000, respectively. The Company is currently in the process of evaluating the potential impairment impacts of adopting Statement 142 on its financial statements. Based on the Company’s analysis completed to date, the Company expects to report transitional impairment losses upon adoption of Statement 142 in the first quarter of 2002. Pursuant to the provisions of Statement 142, any transitional impairment losses will be reported as a cumulative effect of a change in accounting principle.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces Statement 121. However, it retains the fundamental provisions of Statement 121 for recognition and measurement of the impairment of long-lived assets to be held and used and

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company is required to adopt this statement effective January 1, 2002. The Company does not expect that the adoption of this statement will have a material impact on the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior years’ financial information to conform with the current period presentation.

(2)    Business Combinations

SkyMall Transaction

On July 18, 2001, the Company acquired all of the outstanding common stock of SkyMall. Under the terms of the agreement, SkyMall’s stockholders received 0.03759 shares of Gemstar common stock and $1.50 for each share of SkyMall common stock outstanding. The consolidated financial statements include the results of operations of SkyMall from July 18, 2001. SkyMall is a specialty retailer that provides a large selection of premium-quality products and services to consumers from a wide variety of merchants and partners. Gemstar’s principal reasons for the merger were as follows:

•
T-commerce and e-commerce are major aspects of Gemstar’s interactive TV strategy. With the acquisition of SkyMall, Gemstar obtained back-office infrastructure and fulfillment capacities to support and accelerate Gemstar’s t-commerce and e-commerce platforms.

•
SkyMall’s inventory model, which leverages the fulfillment infrastructure of other merchants, represents a model on which Gemstar can build out and expand its t-commerce and e-commerce strategies across its various media properties.

•
The acquisition of SkyMall affords Gemstar the opportunity to extend the SkyMall brand and leverage its relationships with airlines and premium merchants. Gemstar expects to leverage these relationships by extending SkyMall’s sales channels to Gemstar’s portfolio of media properties.

•
SkyMall’s access to a majority of domestic airline seats provides Gemstar with a captive audience with an upscale demographic—airline passengers. Gemstar believes that SkyMall provides Gemstar with a unique opportunity to expose this demographic to Gemstar’s various media products, services and platforms, including its Gemstar eBook offerings.

The aggregate purchase price of the SkyMall Transaction was $50.1 million, which included cash of $22.2 million and approximately 741,000 shares of Gemstar common stock issued to SkyMall stockholders at $36.58 per share, the average price of the Company’s common stock over the two-day period before and after the SkyMall Transaction was agreed to and announced. The purchase price also included $742,000, representing the fair value of unexercised SkyMall options and warrants assumed by Gemstar and certain transaction costs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). The Company is in the process of finalizing the allocation of the purchase price, which is subject to adjustment; however, the Company does not expect any significant adjustments to the reported amounts as a result of the final purchase price allocation. The preliminary purchase price allocation

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

includes $1.3 million in provisions for exit and separation costs, all of which are included in liabilities at December 31, 2001. The Company expects the provisions for exit and separation costs to be expended during 2002.

Assets
Current assets	$8,464
Property and equipment	7,207
Intangible assets	2,000
Other assets	23
Goodwill	68,174

85,868
Liabilities:
Current liabilities	35,780

Net purchase price	$50,088

The Company allocated $2.0 million of the purchase price to the fair value of the acquired trade name. The trade name is considered an indefinite lived intangible asset and is not subject to amortization.

The Company has not yet completed the allocation of $68.2 million of goodwill to its reporting units in accordance with Statement 142. Goodwill generated in this transaction is not subject to amortization in accordance with Statement 142 and is not expected to be deductible for tax purposes.

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

The purchase price for the TV Guide Transaction was $7.9 billion, consisting of shares of Gemstar common stock issued to the TV Guide stockholders at $38.21 per share, the average market price of the Company’s common stock for two days before and after the agreement on the TV Guide Transaction was reached and announced, and certain transaction costs.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price was allocated to identifiable tangible and intangible assets and liabilities as follows, with the excess of the purchase price over such identifiable assets and liabilities allocated to goodwill (in thousands).

Assets
Current assets	$449,997
Property and equipment	80,404
Intangible assets	9,904,892
Other assets	87,933

10,523,226
Liabilities:
Current liabilities	577,997
Deferred tax liability	1,393,940
Other long-term liabilities	747,610

7,803,679
Unearned compensation	88,011

Net purchase price	$7,891,690

Included in the purchase price allocation were $28.2 million in provisions for contract termination and separation costs. As of December 31, 2001, approximately $13.3 million ($10.0 million in contract termination costs and $3.3 million in separation costs) had been charged against the allowance. The Company expects that the remaining provisions for contract termination and separation costs will be expended during 2002.

Intangible assets recorded as a result of the TV Guide Transaction are comprised of the following amounts and lives (in thousands):

Customer lists	$ 699,000	3-5 years
Contracts	1,942,000	5-10 years
Trademarks and patents	799,000	5-40 years
Publishing rights	270,000	15 years
Goodwill	6,194,892	5-15 years

The following unaudited pro forma financial information reflects the Company’s results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000 as though the TV Guide and SkyMall transactions had been completed as of April 1, 2000 (in thousands, except per share amounts):

	Year ended December 31, 2001	Nine months ended December 31, 2000
Revenues	$1,391,595	$1,079,487
Net loss	(598,014)	(416,409)
Basic and diluted loss per share	(1.45)	(1.01)

Pooling Transactions

In January 2000, the Company completed mergers with two electronic-book companies, NuvoMedia and SoftBook. Both mergers were accounted for under the pooling of interests method and, accordingly, the consolidated financial statements for periods prior to the mergers have been restated to include the results of operations, financial position and cash flows of NuvoMedia and SoftBook.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WGN Superstation Transaction

In April 2001, the Company sold the business that distributes the WGN Superstation signal for approximately its net book value.

(3)    Selected Balance Sheet Accounts

Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale and held-to-maturity marketable securities by major security type and class of security as of December 31, 2001 and 2000, were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
As of December 31, 2001:
Available-for-sale:
Corporate debt securities	$11,102	$9	$—	$11,111
U.S. government securities	48,720	212	(63)	48,869
Equity securities	13,382	18,766	(42)	32,106

	$73,204	$18,987	$(105)	$92,086

Included in marketable securities	$42,129	$125	$(42)	$42,212
Included in marketable securities and other investments	31,075	18,862	(63)	49,874

	$73,204	$18,987	$(105)	$92,086

As of December 31, 2000:
Available-for-sale:
Corporate debt securities	$14,334	$18	$(1)	$14,351
U.S. government securities	9,635	2	—	9,637
Equity securities	23,141	33,706	(9,356)	47,491

	$47,110	$33,726	$(9,357)	$71,479

Held-to-maturity:
Corporate debt securities	$18,550	$17	$(1)	$18,566
U.S. government securities	25,090	14	(31)	25,073

	$43,640	$31	$(32)	$43,639

Included in marketable securities	$63,407	$51	$(33)	$63,425
Included in marketable securities and other investments	27,343	33,706	(9,356)	51,693

	$90,750	$33,757	$(9,389)	$115,118

As of December 31, 2001, available-for-sale debt securities with an amortized cost and fair value of $19.8 million were due in one to two years. All remaining debt securities as of December 31, 2001 were due within one year.

Marketable securities are reviewed each reporting period for declines considered other-than-temporary and, if appropriate, written down to their estimated fair value. During the year ended December 31, 2001, the Company wrote down the carrying value of certain of its available-for-sale equity securities by $9.9 million as

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the decline in the fair value of the securities (determined by reference to prices on quoted stock exchanges) was deemed to be other than temporary.

Receivables

Receivables consist of the following (in thousands):

	December 31, 2001	December 31, 2000
Receivables	$424,994	$325,918
Allowance for doubtful accounts	(32,277)	(26,646)

Receivables, net	$392,717	$299,272

The provision for doubtful accounts amounted to approximately $17.1 million, $12.1 million and $2.6 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively, and are included in operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and nonrecurring expenses.

At December 31, 2001, approximately $223.4 million, or 57%, of the Company’s receivables are due from five entities, inclusive of $107.6 million due from Scientific-Atlanta. (See Note 11). The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of the amount of recoverability.

Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	December 31, 2001	December 31, 2000
Machinery and equipment	$117,949	$95,459
Leased transponders	7,554	9,092
Buildings and improvements	16,511	13,669

	142,014	118,220
Less accumulated depreciation and amortization	(54,064)	(25,838)

Property and equipment, net	$87,950	$92,382

Depreciation expense was $26.5 million, $13.2 million and $2.3 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively. Amortization of certain property and equipment was $3.5 million, $2.9 million and $150,000 for those same respective periods.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2001	December 31, 2000
Goodwill	$6,171,149	$6,207,020
Contracts	1,932,000	1,942,000
Patents and trademarks	894,647	839,643
Customer lists	699,000	699,000
Publishing rights	270,000	270,000

	9,966,796	9,957,663
Less accumulated amortization	(1,348,252)	(440,899)

Intangible assets, net	$8,618,544	$9,516,764

Amortization expense was $932.7 million, $427.3 million and $3.4 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

Capitalized patent prosecution and litigation costs are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the Company’s capitalized patent prosecution and litigation costs may not be recoverable. A primary factor the Company considers that could trigger an impairment review is whether the Company can successfully protect and defend its patents. As of December 31, 2001 and 2000, capitalized patent prosecution and litigation costs, net of accumulated amortization, were $62.2 million and $23.3 million, respectively, of which $34.6 million is related to one patent litigation case which is in progress. During the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, the Company capitalized patent prosecution and litigation costs of $47.6 million, $9.3 million and $4.5 million, respectively. The Company currently believes these amounts to be recoverable, however events may occur in the future which could cause the Company to change its assessment of recoverability.

Investments

The Company had investments in equity instruments of privately held and public companies which amounted to $69.6 million and $152.9 million as of December 31, 2001 and 2000, respectively. These investments are accounted for using either the cost or equity method and consist of common stock, preferred stock and warrants for common stock.

The Company determines the fair value for common stock and preferred stock equity investments based on amounts paid by independent third parties in the investees’ most recent capital transactions. The fair value of common stock warrants received is determined using the Black-Scholes option pricing model. The fair value of warrant investments in companies approximated their carrying value at December 31, 2001. These investments are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

During the year ended December 31, 2001, the Company determined that certain of the Company’s technology investments, many of which were acquired as part of the TV Guide merger and were recorded at fair values that existed for technology investments at that time, declined in value that was considered to be other-than-temporary primarily as a result of the continuing economic slowdown, particularly in the technology sector. An impairment review is performed whenever events or changes in circumstances indicate the carrying value of the Company’s investments may not be recoverable. Factors the Company considers important which could

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trigger an impairment review include, but are not limited to, significant underperformance relative to historical or expected operating results of the Company’s investees, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business and significant negative industry or economic trends. The Company determined that the carrying value of certain investments had a decline that was other than temporary based upon the existence of one or more indicators of impairment. The impairment charge reduced the investments to an estimated fair value consistent with the general economic environment within the technology sector resulting in a charge of $95.4 million, which is included in other (expense) income, net.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2001	December 31, 2000
Accounts payable	$80,250	$44,192
Accrued liabilities:
Marketing expenses	38,266	17,291
Acquisition related reserves	16,187	28,200
Other	150,939	131,712

Total accounts payable and accrued liabilities	$285,642	$221,395

Deferred Revenue

The Company receives upfront payments for license fees from manufacturers who incorporate the Company’s patented proprietary technologies and for advertising. In addition, certain of the Company’s customers that subscribe to the Company’s magazine and programming services prepay subscription fees for periods of up to one year. Prepayment amounts which have not yet been recognized as revenues under the Company’s accounting policies are recorded as deferred revenues.

Deferred revenue consists of the following (in thousands):

	December 31, 2001	December 31, 2000
Licensing fees	$77,690	$128,467
Magazine subscriptions	200,088	208,366
Programming subscriptions	76,718	77,536
Other	27,916	19,131

Total deferred revenue	382,412	433,500
Less current portion	261,082	233,283

	$121,330	$200,217

(4)    Credit Arrangements

The Company’s wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February, 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.9% at December 31, 2001) either at the banks’ prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide’s subsidiaries

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is pledged as collateral. The credit facilities impose restrictions on TV Guide’s ability to pay dividends to the Company tied to TV Guide’s leverage ratio. This restriction does not apply to the Company’s ability to pay dividends. As of December 31, 2001, TV Guide had available borrowing capacity under the six-year revolving credit facility of $146.6 million. Principal payments of $60 million in 2002, $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings under both credit facilities at December 31, 2001 and 2000 were $326.4 million and $568.7 million, respectively.

On September 15, 2000, TV Guide repurchased for cash $328.6 million of its outstanding $400 million in 8 1/8% senior subordinated notes at 101% of the principal amount of the notes plus accrued interest. The offer to repurchase the notes was required pursuant to the terms of the indenture governing the notes as a result of the change in control of TV Guide by reason of its acquisition by Gemstar. The repurchase was funded through a combination of available cash and borrowings under the bank credit facilities.

On June 18, 2001, the Company completed a tender offer in which it acquired substantially all of the remaining outstanding 8 1/8% senior subordinated notes of TV Guide at a price of $1,045 per $1,000 principal amount of notes tendered for an aggregate purchase price of $71.1 million plus accrued interest. In connection with the tender offer, the indenture for the notes was amended to delete or modify most of the restrictive covenants. An extraordinary loss of $2.1 million was recognized as a result of this transaction.

(5)    Leases

The Company leases operating and office premises and satellite transponders. The terms of certain of the agreements provide for an option to cancel the agreements after a period of time, subject to cancellation charges  and/or meeting certain conditions. One satellite transponder is under a long-term lease arrangement that is accounted for as a capital lease. The remainder of the satellite transponder leases are accounted for as operating leases.

Future minimum lease payments under capital and noncancelable operating leases at December 31, 2001 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2002	$2,400	$25,756
2003	2,400	18,288
2004	2,000	14,121
2005	—	8,703
2006	—	4,496
Thereafter	—	12,855

Total future minimum lease payments	6,800	84,219
Less amount representing interest at 7%	(486)	—
Less sublease revenues	—	(2,339)

Net future minimum lease payments	6,314	$81,880

Less current portion	(2,021)

	$4,293

Rent expense, net of sublease revenues, under operating leases was $29.8 million, $16.4 million and $2.5 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Income Taxes

The Company’s income (loss) before income taxes and extraordinary item for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 consisted of the following components (in thousands):

	Year ended December 31, 2001	Nine months Ended December 31, 2000	Year ended March 31, 2000
Domestic	$(765,745)	$(322,269)	$68,422
Foreign	62,190	93,071	56,191

	$(703,555)	$(229,198)	$124,613

The provision (benefit) for income taxes consists of the following (in thousands):

	Year ended December 31, 2001	Nine months ended December 31, 2000	Year ended March 31, 2000
Current:
Federal	$43,952	$71,323	$28,940
State	3,283	3,974	4,134
Foreign	6,171	5,962	5,850

	53,406	81,259	38,924
Deferred:
Federal	(151,025)	(92,206)	3,825
State	(8,414)	(5,137)	547

	(159,439)	(97,343)	4,372

Total	$(106,033)	$(16,084)	$43,296

A reconciliation of the expected income tax provision (benefit) using the U.S. statutory rate of 35 percent to the provision (benefit) for income taxes is as follows (in thousands):

	Year ended December 31, 2001	Nine months ended December 31, 2000	Year ended March 31, 2000
Expected income tax expense (benefit)	$(246,244)	$(80,219)	$43,615
State taxes, net of federal effect	(5,792)	(1,102)	3,025
Nondeductible amortization	154,068	72,158	—
Foreign tax impact	3,068	(13,049)	(2,272)
Change in valuation allowance	(10,846)	982	(4,491)
Other	(287)	5,146	3,419

Total	$(106,033)	$(16,084)	$43,296

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

	December 31, 2001	December 31, 2000
Deferred tax assets:
Net operating loss carryforwards	$57,692	$65,719
Write down of investments and other assets	53,567	—
Unrealized losses on marketable securities	11,175	5,132
Expense items	27,540	1,141
Other	4,686	—
Deferred revenue	13,264	41,811

Gross deferred tax assets	167,924	113,803
Valuation allowance	(68,867)	(65,719)

Net deferred tax assets	99,057	48,084

Deferred tax liabilities:
Tax versus financial depreciation and amortization	(1,127,460)	(1,326,869)
Tax liability provided on intercompany income	(44,798)	(62,328)
Revenue items	(39,775)	(18,004)
Other	—	(564)

Gross deferred tax liabilities	(1,212,033)	(1,407,765)

Net deferred tax liability	$(1,112,976)	$(1,359,681)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in specific tax jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management has concluded that it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2001, net of the valuation allowance established.

As of December 31, 2001, the Company had available net operating loss carryforwards aggregating approximately $156 million to offset future United States income taxes expiring through fiscal year 2020. As a result of previous transactions which involved an ownership change as defined in the applicable section of the Internal Revenue Code, the Company will be subject to limitations on the use of its net operating loss carryforwards. Accordingly, there can be no assurance that a significant amount of the existing net operating loss carryforwards will ultimately be utilized by the Company.

(7)    Stock Option Plans

In connection with various acquisitions, the Company has assumed four stock option plans. These assumed stock option plans along with the Company’s stock option plan are collectively referred to as “the Plans”. The Company’s Compensation Committee may grant stock options to purchase common stock of the Company to employees of the Company (including executive officers) and certain other persons (including directors and

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consultants) who are eligible to participate in the Plans. Subject to early termination or acceleration provisions, a stock option generally will be exercisable, in whole or in part, from the date specified in the related award agreement until the expiration date determined by the Compensation Committee. In no event, however, is a stock option exercisable after ten years from its date of grant.

The Plans allow for the issuance of stock options to purchase a maximum of 118 million shares of the Company’s Common Stock. As of December 31, 2001, there were 36.6 million shares available for future option grants under the Plans.

The following table summarizes information about stock option transactions (shares in thousands):

	Year ended December 31, 2001		Nine months ended December 31, 2000		Year ended March 31, 2000
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	59,885	$12.86	49,933	$7.98	50,097	$5.57
Granted	3,426	38.54	5,990	44.19	4,835	29.86
Exercised	(3,382)	6.05	(2,651)	8.46	(4,164)	4.79
Cancelled	(553)	34.59	(415)	21.26	(835)	6.10
Assumed options	7	187.73	7,028	19.71	—	—

Outstanding at end of period	59,383	14.55	59,885	12.86	49,933	7.98

Options exercisable at end of period	36,048	6.96	31,951	5.48	26,170	4.72

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2001 (shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Years of Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.18-$5.00	13,514	3.8	$3.16	13,469	$3.16
$5.01-$10.00	23,461	6.0	6.08	18,366	6.05
$10.01-$15.00	5,301	6.4	10.99	1,677	11.79
$15.01-$30.00	2,140	7.3	21.73	975	21.33
$30.01-$45.00	11,232	8.2	35.01	1,422	33.61
$45.01-$314.25	3,735	8.4	48.43	139	63.30

Total	59,383	6.2	14.55	36,048	6.96

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The per share weighted-average fair value of stock options granted during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, was $31.04, $34.22 and $23.93, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31, 2001	Nine months ended December 31, 2000	Year ended March 31, 2000
Risk-free interest rate	5.2%	6.2%	5.8%
Volatility	76%	71%	73%
Expected life (years)	9.4	8.7	8.9
Expected dividend yield	—%	—%	—%

The Company applies APB Opinion No. 25, and related interpretations, in accounting for its Plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31, 2001	Nine months ended December 31, 2000	Year ended March 31, 2000
Net (loss) income:
As reported	$(599,622)	$(213,114)	$81,317
Pro forma	(664,909)	(260,378)	41,092

Basic (loss) earnings per share:
As reported	(1.45)	(0.64)	0.40
Pro forma	(1.61)	(0.78)	0.20

Diluted (loss) earnings per share:
As reported	(1.45)	(0.64)	0.33
Pro forma	(1.61)	(0.78)	0.17

Because additional option grants are expected to be made each year, the above pro forma disclosures are not likely to be representative of pro forma effects on reported net income (loss) for future years.

(8)    Warrants

In connection with the acquisition of SkyMall, the Company has reserved 90,402 shares of the Company’s common stock for issuance upon the exercise of outstanding warrants to acquire SkyMall common stock. Valued using the Black-Scholes option pricing model at $671,000 at the date of acquisition, the outstanding warrants are exercisable at prices ranging from $53 to $383 and expire at various dates through June 2005. As of December 31, 2001, none of these warrants have been exercised.

(9)    Stock Repurchase Program

On September 19, 2001, the Company’s board of directors authorized the repurchase of up to $300 million of the Company’s common stock. As of December 31, 2001, the Company has repurchased 330,000 shares for approximately $6.4 million under the stock repurchase program. Shares repurchased under the stock repurchase program are included in treasury stock on the accompanying consolidated balance sheets.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    Employee Benefit Plans

The Company has defined contribution plans which provide most of its employees with the ability to defer a percentage of their annual compensation subject to certain limitations. The Company will match the employee’s deferrals based on certain percentages of the employee’s deferrals. The Company made contributions of $3.3 million, $1.7 million and $79,000 to these plans during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

(11)    Legal Proceedings

On December 1, 1998, the Company filed a patent infringement action against Pioneer Electronic Corp., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc. (collectively “Pioneer”) in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by Pioneer’s interactive program guide. Pioneer alleges the Company violated federal antitrust laws and misused certain patents.

On December 3, 1998, Scientific-Atlanta, Inc. (“SA”) filed an action against the Company in the U.S. District Court for the Northern District of Georgia. The action alleges the Company violated federal antitrust laws and misused its patents. SA seeks damages, injunctive relief and a declaration that certain patents are unenforceable, not infringed or invalid.

On December 4, 1998, the Company filed a patent infringement action against SA in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by SA’s interactive program guide.

On April 23, 1999, SA filed an action against the Company in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. This case has been coordinated for pretrial purposes with the July 23, 1999 action described below filed by SA against StarSight Telecast, Inc. (“StarSight”), a wholly owned subsidiary of the Company. The parties are in pretrial proceedings.

On April 26, 1999, the Judicial Panel on Multi-District Litigation ordered that the Pioneer and SA federal lawsuits noted above which were pending outside the Northern District of Georgia be transferred to the Northern District of Georgia for coordinated or consolidated pretrial proceedings with the December 3, 1998 action pending in that district (the “MDL Transfer Order”).

On June 25, 1999, SA filed an action against StarSight in the U.S. District Court for the Northern District of Georgia, seeking a declaratory judgment of invalidity and non–infringement of two patents. On August 2, 1999, StarSight answered the complaint as to one of the patents and counterclaimed against SA for infringement of this patent, seeking damages and injunctive relief. On September 18, 2001, the Court allowed StarSight to amend its answer to assert an additional counterclaim against SA for infringement of the other patent at issue. The parties are in pretrial proceedings.

On July 23, 1999, SA filed an action against StarSight in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. This case has been coordinated for pretrial purposes with the action filed by SA against the Company on April 23, 1999, and the parties are in pretrial proceedings.

On January 18, 2000, StarSight filed a patent infringement action against TiVo Inc. (“TiVo”) in the U.S. District Court for the Northern District of California. The suit claims, among other matters, that TiVo willfully

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

infringed certain StarSight intellectual property by virtue of TiVo’s deployment, marketing, offers to sell and sale of personalized video recorder devices containing an unlicensed interactive program guide. StarSight is seeking an injunction and monetary damages. On February 25, 2000, TiVo answered StarSight’s Complaint, and also filed counterclaims against the Company and StarSight alleging, among others, that the Company has violated federal antitrust law and the California unfair business practices act. In its counterclaims, TiVo seeks, among other relief, damages and an injunction. The parties are in pretrial proceedings.

On October 23, 2000, StarSight filed a patent infringement suit against EchoStar Communications Corp., EchoStar Satellite Corp. and EchoStar Technologies Corp. (collectively “EchoStar”) in the United States District Court for the Western District of North Carolina. The suit claims, among other matters, that EchoStar willfully infringed certain StarSight intellectual property by virtue of EchoStar’s deployment, marketing, offers to sell and sale of direct broadcast satellite receivers containing an unlicensed interactive program guide and by EchoStar’s operation of transmission systems to such receivers. StarSight, among other relief, is seeking an injunction and monetary damages. This lawsuit has now been stayed pending completion of the ITC proceedings discussed below.

On November 17, 2000, Pioneer Digital Technologies, Inc. filed suit against the Company and various of its subsidiaries in Los Angeles County Superior Court. On January 12, 2001, Pioneer Digital Technologies filed its first amended complaint which claims, among other matters, that the Company and certain of its subsidiaries have violated state antitrust and unfair competition laws. Pioneer Digital Technologies is seeking damages and injunctive relief against the Company. The parties are in pretrial proceedings.

On December 5, 2000, EchoStar filed an antitrust action against the Company and several of its subsidiaries in the U.S. District Court for the District of Colorado. The action alleges the Company and several of its subsidiaries violated federal and state antitrust laws. EchoStar seeks, among other relief, damages and an injunction. On September 17, 2001, the MDL Panel affirmed its Conditional Transfer Order transferring the case to U.S. District Court for the Northern District of Georgia. This case is now being coordinated with the actions subject to the MDL Transfer Order. The parties are in pretrial proceedings.

On December 29, 2000, Gemstar International Group, Ltd., Barnes & Noble, Inc. and Thomson Consumer Electronics were named as defendants in an action for patent infringement by Jennifer Landau, an individual, that relates to e-book technology. The Company was served with this action in May 2001. This action, captioned Jennifer Landau v. Barnes & Noble, et al., USDC Case No. C-00-593-B, is pending in the U.S. District Court for the District of New Hampshire. Gemstar and Barnes & Noble have now responded to plaintiff’s complaint, and the parties are in pretrial proceedings.

On February 9, 2001, the Company and StarSight Telecast, Inc., filed four separate patent infringement actions against: (1) Scientific-Atlanta, Inc.; (2) Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc.; (3) SCI Systems, Inc.; and (4) EchoStar Communications Corporation in the U.S. District Court for the Northern District of Georgia. Each of these actions has been stayed by the Court pending completion of the ITC proceedings discussed immediately below.

On February 14, 2001, the Company and StarSight Telecast, Inc. filed a complaint requesting that the United States International Trade Commission (“ITC”) commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337 (“Section 337”), regarding imports of certain set-top boxes and components thereof. The complaint alleges that Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., Scientific-Atlanta, Inc., EchoStar Communications Corporation and SCI Systems, Inc. (collectively “Respondents”), are violating Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or sale in the United States after importation, of set-top boxes and/or components that infringe, directly, contributorily or by

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inducement, of certain patents owned by the Company. The complaint requests an order excluding from entry into the United States all imported set-top boxes and components that infringe, directly, contributorily or by inducement, any claims of the patents in suit, and directing Respondents to cease and desist from importing, marketing, advertising, demonstrating, warehousing, distributing, selling and/or using set-top boxes or components that so infringe. On or about March 16, 2001, the ITC instituted the requested investigation referred to as “In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation No. 337-TA-454 (ITC)”. An administrative hearing was held during December 2001, and the parties are now awaiting a decision from the Administrative Law Judge.

On March 23, 2001, Gemstar Development Corporation, a wholly owned subsidiary of the Company, was added as a third-party defendant in the lawsuit of SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., which is currently pending in the U.S. District Court for the Western District of North Carolina. The original claims brought by SuperGuide Corporation against the defendants in this lawsuit are for patent infringement with respect to three patents (the “SuperGuide Patents”). In 1993, Gemstar Development Corporation received a license to the SuperGuide Patents from SuperGuide Corporation within certain defined fields of use. Defendants asked the Court to join Gemstar Development Corporation to these proceedings as a necessary party. After it was added as a party, Gemstar Development Corporation brought claims for declaratory relief and breach of contract against SuperGuide in this lawsuit relating to the 1993 license agreement between SuperGuide and Gemstar Development Corporation. In addition, Gemstar Development Corporation has asserted claims against EchoStar for infringing the SuperGuide Patents within Gemstar’s defined fields of use. The parties are now in pretrial proceedings.

On November 2, 2001, Thomson multimedia, Inc. sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson Multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In addition to its claim for declaratory relief (discussed above), Thomson has now also added a claim for antitrust violations under federal and state law. On February 1, 2002, the Gemstar parties filed a motion to dismiss Thomson’s claims. At the same time, the Gemstar parties filed a motion, in the alternative, to bifurcate or sever Thomson’s antitrust claims. The Court has yet to rule on either of these motions.

On November 30, 2001, Thomson multimedia, Inc. (“Thomson, Inc.”) initiated an arbitration with the American Arbitration Association against the Company. The Statement of Claims filed by Thomson, Inc. alleges that the Company has breached certain obligations under a group of agreements signed by the parties as of December 31, 1999 relating to a joint venture between the parties for revenue sharing of advertising on electronic programming guides. On January 7, 2002, the Company filed an Answering Statement and Counterclaim, inter alia, denying all allegations of the claims filed by Thomson, Inc. and the Company, in addition, asserted counterclaims against Thomson, Inc. and Thomson multimedia, S.A. (“Thomson S.A.”) alleging, inter alia, that Thomson S.A. had breached certain of its obligations under one of the agreements signed by the parties as of December 31, 1999 relating to the introduction of electronic programming guides in Europe.

On October 18, 1999, a former employee of ODS Technologies, L.P. (“ODS”), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint seeks an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. ODS currently

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has pending a motion for summary judgment to dismiss the lawsuit and the time set by the Court to complete discovery now has expired. Plaintiff has moved to re-open discovery, which motion the Company has opposed. On November 1, 2001 the Court heard argument on the motion for summary judgment and has taken it under advisement.

On May 3, 2000, a complaint was filed in the U.S. District Court for the Southern District of New York against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc. and a wholly owned subsidiary of the Company) and other parties by United Magazine Company, Inc. (“Unimag”) and related entities. The complaint alleges claims against Murdoch Magazines for violation of the Robinson-Patman Act, breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property and trade secrets, tortious destruction of business, breach of confidential relationship and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys’ fees and costs. On August 31, 2000, Unimag filed an amended complaint,  (i) adding TV Guide Distribution, Inc. as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Act. The Company filed a motion to dismiss all of the claims asserted against it. On May 1, 2001, the Court heard oral argument on the Company’s motion to dismiss, and an Opinion and Order was issued on May 31, 2001, dismissing all fifteen counts in Unimag’s Amended Complaint, most with prejudice and some with leave to replead. On June 21, 2001, Unimag and the other plaintiffs filed a Second Amended Complaint, in essence alleging violations of the Robinson-Patman Act, breach of fiduciary duties and confidential relationships by the national distributor defendants and Murdoch Magazines, along with tort and statutory claims. All defendants, including Murdoch Magazines, have filed motions to dismiss portions of the Second Amended Complaint. By Opinion and Order dated December 17, 2001, the Court granted the motions in part and denied them in part. The claims for breach of fiduciary duties and confidential relationships against the national distributor defendants and Murdoch Magazines were dismissed with prejudice. The Robinson-Patman claims remain, along with certain statutory claims. The parties have met to discuss discovery as the case proceeds on the remaining issues.

During July and August 2000, TV Guide was served with more than 20 class action complaints filed primarily in the U.S. District Court for the Southern District of New York on behalf of magazine subscribers. These complaints, which have been consolidated into a single action, allege that TV Guide, the Magazine Publishers Association (“MPA”), and 12 other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys’ fees and costs. Plaintiffs have filed a motion for partial summary judgment which is pending before the Court. After oral argument was heard on January 10, 2001, the parties entered into settlement discussions. The Court was notified by letter dated June 19, 2001, that the parties were engaged in settlement discussions. Settlement negotiations are continuing.

The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

(12)    Related Party Transactions and Other Significant Relationships

In connection with the acquisition of TV Guide in 2000, The News Corporation Limited (“News Corp.”) became a stockholder of the Company. As of December 31, 2001, News Corp. directly and indirectly owns approximately 42% of the Company’s outstanding common stock and has the right to designate six directors on the Company's board. The Company earned advertising revenues of $19.3 million and $10.4 million for the year ended December 31, 2001 and the period from the date of the TV Guide acquisition through December 31, 2000,

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, from entities controlled by News Corp. During those same periods, the Company acquired programming from News Corp. controlled entities of $11.3 million and $7.8 million, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corp. As of December 31, 2001 and 2000, the Company had receivables due from News Corp. controlled entities totaling $4.6 million and $9.5 million, respectively, and payables due to News Corp. controlled entities totaling $302,000 and $965,000, respectively. In addition, the Company purchases paper through a paper procurement arrangement with News Corp. at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

Liberty Media Corporation (“Liberty Media”), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corp. For the period January 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, and the period from the date of the TV Guide acquisition through December 31, 2000, the Company purchased programming from Liberty Media controlled affiliates of $4.5 million and $7.4 million, respectively. During those same periods, the Company also sold video, program promotion and guide services and subscriber management services to AT&T Broadband and Internet Services (“BIS”) and its consolidated affiliates of $6.7 million and $8.4 million, respectively. In addition, during those same periods, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $2.4 million and $3.9 million, respectively. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

The Company has included in the amounts discussed above, transactions with News Corp., BIS, and Liberty Media and all entities in which BIS, Liberty Media and News Corp. have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corp. own, directly or indirectly, 50% or less.

The Company has multiple transactions with Thomson multimedia, Inc., including Thomson’s licensing of the Company’s VCR Plus+, GUIDE Plus+, and eBook technologies, Thomson’s advertising on the Company’s platforms, primarily the interactive program guide platforms, the Company’s participation in marketing and promotion campaigns on Thomson products carrying the Company’s technology, and the two companies being joint venture partners in the sale of advertising on electronic program guides on televisions. During the year ended December 31, 2001, revenues earned from the relationship with Thomson were $76.2 million and expenses incurred were $34.6 million. As of December 31, 2001, the Company has receivables due from and a payable due to Thomson totaling $53.2 million and $36.5 million, respectively.

(13)    Segment and Geographical Information

The Company organizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company’s technologies include the interactive program guides (“IPG”) marketed under the GUIDE Plus+ and TV Guide Interactive brands, the VCR Plus+ system and the electronic book (“eBook”)); the Interactive Platform Sector, which derives recurring income from advertising, interactive services and e-commerce on the Company’s proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG Network, SkyMall catalog sales, Superstar/Netlink Group and other non-interactive platforms and media

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

properties. Segment information reported in prior years has been reclassified to conform with the current year presentation.

The Company’s reportable segments are strategic business units that offer different products and services and compete in different industries. Due to purchase accounting, the results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company’s chief operating decision maker uses EBITDA (operating income before stock compensation expense, depreciation and amortization, impairment of goodwill and nonrecurring expenses) to evaluate the performance of the three segments. Inter-segment eliminations consist of media and sales commissions reported as revenues by the Media and Services Sector and expenses by the Interactive Program Sector amounting to $10.0 million and $991,000 in the year ended December 31, 2001 and the nine months ended December 31, 2000, respectively. The Company accounts for inter-segment sales as if the sales were made to third parties at market prices. Assets of the reportable segments are not relevant for management of the businesses.

Segment information for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 is as follows (in thousands):

	Year ended December 31, 2001(1)	Nine months ended December 31, 2000 (1)	Year ended March 31, 2000
Technology and Licensing Sector:
Revenues	$326,969	$197,125	$227,492
Expenses(2)	97,780	65,526	70,728

EBITDA(3)	$229,189	$131,599	$156,764

Interactive Platform Sector:
Revenues	$101,420	$20,068	$3,641
Expenses(2)	120,369	47,872	27,859

EBITDA(3)	$(18,949)	$(27,804)	$(24,218)

Media and Services Sector:
Revenues	$949,746	$514,907	$10,306
Expenses(2)	702,750	376,532	10,169

EBITDA(3)	$246,996	$138,375	$137

Consolidated (after eliminations)
Revenues	$1,368,170	$731,109	$241,439
Expenses(2)	910,934	488,939	108,756

EBITDA(3)	457,236	242,170	132,683
Stock compensation	(44,729)	(18,294)	—
Depreciation and amortization	(962,722)	(443,312)	(5,863)
Impairment of goodwill	(10,800)	—	—
Nonrecurring expenses	—	—	(15,895)
Interest expense	(27,298)	(24,783)	—
Other (loss) income, net	(115,242)	15,021	13,688

(Loss) income before income taxes and extraordinary item	$(703,555)	$(229,198)	$124,613

(1)
Effective July 18, 2001 and July 12, 2000, the Company’s consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases.

(2)	Expenses means operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and nonrecurring expenses.
(3)
EBITDA means operating income before noncash stock compensation expense, depreciation and amortization, impairment of goodwill and nonrecurring expenses, which consist of merger related costs incurred as a result of the mergers with NuvoMedia, Inc. and SoftBook Press, Inc. in fiscal year 2000. Due to purchase accounting related to the Company’s merger with TV Guide on July 12, 2000, the results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company’s business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the financial statements included in this report. Additionally, the Company’s calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

A summary of the Company’s revenues, operating income (loss) and identifiable assets by geographic area is as follows (in thousands):

	Year ended December 31, 2001	Nine months ended December 31, 2000	Year ended March 31, 2000
Revenues:
United States	$1,301,385	$610,929	$144,235
Foreign(1)	66,785	120,180	97,204

Total	$1,368,170	$731,109	$241,439

Operating income (loss)(2):
United States	$(588,339)	$(322,147)	$42,068
Foreign(1)	27,324	102,711	68,857

Total	$(561,015)	$(219,436)	$110,925

	December 31, 2001	December 31, 2000	March 31, 2000
Identifiable assets:
United States	$9,493,969	$10,661,779	$436,606
Foreign(3)	192,672	84,066	30,565

Total	$9,686,641	$10,745,845	$467,171

(1)	Revenues and operating income included in foreign are principally earned by entities in the British Virgin Islands.
(2)	Operating income (loss) consists of total revenues less operating expenses and does not include other (expense) income.
(3)	Identifiable assets included in foreign are principally held by entities in the British Virgin Islands.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No single customer accounted for more than 10% of total revenues for the year ended December 31, 2001 or for the nine months ended December 31, 2000. The Company had revenues attributed to individual customers in excess of 10% of total revenues for the year ended March 31, 2000:

Year ended March 31, 2000
Customer A	17%
Customer B	11%
Customer C	10%
Customer D	10%

(14)    Quarterly Information (unaudited)

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2001
Revenues	$352,468	$334,230	$335,114	$346,358
Operating loss	(127,739)	(140,327)	(136,161)	(156,788)
Net loss	(123,240)	(134,757)	(131,473)	(210,152)
Basic and diluted loss per share	$(0.30)	$(0.33)	$(0.32)	$(0.51)

2000(1)
Revenues	$83,993	$63,230	$309,821	$358,058
Operating income (loss)	39,478	35,010	(121,734)	(132,712)
Net income (loss)	27,331	28,939	(115,823)	(126,230)
Basic earnings (loss) per share	$0.13	$0.14	$(0.30)	$(0.31)
Diluted earnings (loss) per share	$0.11	$0.12	$(0.30)	$(0.31)

(1)	Reported results for the transition period from April 1, 2000 to December 31, 2000 did not include results for the three months ended March 31, 2000.

Effective July 18, 2001 and July 12, 2000, the Company’s consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as a purchases. See Note 2.

Operating results for the fourth quarter of 2001 include $14.8 million of additional unearned compensation amortization resulting from a senior executive officer that separated from the Company, impairment of goodwill of $10.8 million and a $94.5 million write-down of certain of the Company’s technology investments and marketable securities.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2001	$26,646	$17,101	$3,614	(1)	$15,084	$32,277
Nine months ended December 31, 2000	2,627	12,097	17,432	(2)	5,510	26,646
Year ended March 31, 2000	—	2,627	—		—	2,627

(1)	Amount represents the allowance for doubtful accounts acquired as part of the assets and liabilities acquired in the SkyMall Transaction.
(2)	Amount represents the allowance for doubtful accounts acquired as part of the assets and liabilities acquired in the TV Guide Transaction.

EXHIBIT INDEX

Exhibit Number	Document Description
2.1
Agreement and Plan of Merger dated as of October 4, 1999 among Gemstar International Group Limited, G Acquisition Subsidiary Corp. and TV Guide, Inc., as amended on February 7, 2000 (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-96407), filed February 8, 2000)

3.1	Certificate of Incorporation of Gemstar International Group Limited (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-96407), filed February 8, 2000)

3.2	Bylaws of Gemstar International Group Limited (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-96407), filed February 8, 2000)

4.1
Second Amended and Restated Rights Agreement, effective as of July 12, 2000, between Gemstar and American Stock Transfer & Trust Company (Incorporated by reference to Gemstar’s Form 8-K filed July 12, 2000).

10.1	Gemstar International Group Limited 1994 Stock Incentive Plan, as amended and restated, adopted on March 12, 1998 (Incorporated by reference to Gemstar’s Form 10-K for the year ended March 31, 1998)

10.2	TV Guide, Inc. Equity Incentive Plan (Incorporated by reference to Gemstar’s Post Effective Amendment No. 2 on Form S-8 to Form S-4 Registration Statement (333-96407), filed August 30, 2000)

10.3	Gemstar International Group Limited Deferred Compensation Plan, effective as of January 30, 2000. (Incorporated by reference to Gemstar’s Form 10-K for the year ended March 31, 2000)

10.4
Trust under the Deferred Compensation Plan (Rabbi Trust) of Gemstar International Group Limited, effective as of January 30, 2000, by and between Gemstar International Group Limited and any appointed Subsidiary and Merrill Lynch Trust Company of California. (Incorporated by reference to Gemstar’s Form 10-K for the year ended March 31, 2000)

10.5
SERP Deferred Compensation Plan (a continuation and restatement of the United Video Management, Inc. and Affiliates Employers’ SERP Deferred Compensation Plan); Trust under SERP Deferred Compensation Plan dated September 29, 1995 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended September 30, 1995)

10.6
Amended and Restated Employment Agreement, effective as of January 7, 1998, among Gemstar International Group Limited, Gemstar Development Corporation and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 10-K/A for the year ended March 31, 1998, filed November 17, 1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.7
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of October 4, 1999, by and among Gemstar International Group Limited, Gemstar Development Corporation and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed February 8, 2000)

10.8
Amended and Restated Employment Agreement, dated as of March 31, 1998, among Gemstar International Group Limited, Gemstar Development Corporation and Elsie Leung (Incorporated by reference to Gemstar’s Form 10-K/A for the year ended March 31, 1998, filed November 17, 1998) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.9	Employment Agreement, entered into as of March 1, 1999, between TV Guide, Inc. and Peter C. Boylan III (Incorporated by reference to Gemstar’s Form 8-K, filed February 8, 2000)

10.12
Employment Agreement, dated August 1995, between Gemstar International Group Limited and Thomas L.H. Lau (Incorporated by reference to Gemstar’s Form F-1 Registration Statement (33-79016), which was declared effective on October 10, 1995)

Exhibit Number	Document Description

10.13
Stockholders Agreement, dated as of October 4, 1999, by and among The News Corporation Limited, a South Australia, Australia corporation, Liberty Media Corporation, a Delaware corporation, Henry C. Yuen and Gemstar International Group Limited, a British Virgin Islands corporation (Incorporated by reference to Gemstar’s Form 8-K, filed February 8, 2000)

10.14
Facility A Loan Agreement for $300,000,000 Revolving Credit Facility among TV Guide, Inc. and various Financial Institutions, dated as of March 1, 1999 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended March 31, 1999)

10.15
First Amendment and Waiver to Facility A Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 25, 2000 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 1999)

10.16
Second Amendment to Facility A Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 9, 2001 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 2000)

10.17
Facility B Loan Agreement for $300,000,000 364-day Credit Facility among TV Guide, Inc. and various Financial Institutions, dated as of March 1, 1999 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended March 31, 1999)

10.18
First Amendment and Waiver to Facility B Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 25, 2000 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 1999)

10.19
Second Amendment to Facility B Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 9, 2001 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 2000)

10.20
Lock-Up Agreement between Gemstar and Robert M. Worsley, Christi M. Worsley and The Robert Merrill Worsley Family Revocable Trust, dated July 28, 1998 (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-62986), filed June 14, 2001)

21.1	List of Subsidiaries (Filed herewith)

23.1	Independent Auditors’ Consent (Filed herewith)