Form 10-K/A
period 2001-12-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2002-04-30
CIK 923282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K. ☒

As of March 31, 2002, there were 414,880,681 shares of the Registrant’s common stock outstanding, par value $.01 per share (“Common Stock”), which is the only class of common stock of the Registrant. As of March 31, 2002, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $3.34 billion, based on the closing sales price of $14.79 per share as reported by the Nasdaq National Market System on March 28, 2002. Shares of common stock held by executive officers, directors and five percent holders have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

The Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002 is hereby amended as follows:

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with Respect to Directors

The following table sets forth certain information with respect to each director of Gemstar–TV Guide International, Inc. (“Gemstar” or the “Company”).

Name and Age	Business Experience and Directorships	Director Since	Year Term Expires
Henry C. Yuen (54)
Dr. Yuen is a co-founder of the Company and has served as the Company’s Chief Executive Officer since August 1994, as President from August 1994 to July 2000, as a director since April 1992, and as Chairman of the Board of Directors of the Company since January 1999. Dr. Yuen invented the Company’s VCR Plus+ system and co-founded Gemstar in 1989. Prior to the founding of Gemstar, Dr. Yuen was a research scientist and Technical Fellow at TRW, Inc., and held faculty positions at New York University Courant Institute of Mathematical Sciences and the California Institute of Technology. Dr. Yuen holds a B.S. (Mathematics) from the University of Wisconsin, a Ph.D. (Applied Mathematics) from the California Institute of Technology, and a J.D. from Loyola University School of Law. Dr. Yuen has over 70 published scientific papers, 25 issued patents, and over 100 pending patents. Dr. Yuen is a member of the State Bar of California.
		April 1992	2003

K. Rupert Murdoch (71)
Mr. Murdoch has been a director of the Company since May 2001. Mr. Murdoch has been a Director of Fox Entertainment Group, Inc. (“Fox”) since 1985, Chairman of Fox since 1992 and Chief Executive Officer of Fox since 1995. Mr. Murdoch has been Chairman of the Board of Directors of The News Corporation Limited (“News Corp.”) since 1991, and Director and Chief Executive of News Corp. since its formation in 1979. Mr. Murdoch has served as a Director of News Limited, News Corp.’s principal subsidiary in Australia, since 1953, a Director of News International plc, News Corp.’s principal subsidiary in the United Kingdom, since 1969, and a Director of News America Incorporated, News Corp.’s principal subsidiary in the United States (“NAI”), since 1973. Mr. Murdoch has served as a Director of STAR Group since 1993 and Chairman from 1993 to 1998, as a Director of British Sky Broadcasting Group plc (“BSkyB”) since 1990 and Chairman since June 1999. Mr. Murdoch is also a member of the board of directors of Philip Morris Companies, Inc. and China Netcom Corporation (Hong Kong).
		May 2001	2002

Name and Age	Business Experience and Directorships	Director Since	Year Term Expires
Jonathan B. Orlick (44)	Mr. Orlick has served as a director of the Company since March 2001 and is Executive Vice President, General Counsel, and Secretary of the Company. From 1997 through March of 2002, Mr. Orlick served as the Deputy General Counsel and as Senior Vice President, Intellectual Property and Licensing. Mr. Orlick also serves as Vice President, Intellectual Property and Licensing, General Counsel, and Secretary for Starsight Telecast, Inc., now a wholly owned subsidiary of the Company, and has held various positions at StarSight since 1996. Mr. Orlick also is a director of Norpak Corporation.	March 2001	2002

Perry Lerner (59)
Mr. Lerner became a director and a member of the audit and compensation committees of the Board of Directors of the Company on March 15, 2002. Mr. Lerner is a Partner in the law firm of Lerner & Miller, LLP with offices in New York and California specializing in domestic and international tax planning. He currently serves on the boards of directors of Boss Holdings, Inc., EF Education Foundation, St. John’s College and Crown World Services, LLC, and he was formerly on Gemstar International Group Limited’s board of directors from July 1998 to July 12, 2000. Previously, he was a senior tax partner at the law firm of O’Melveny & Myers, LLP, where he specialized in domestic and international tax planning and investments. Mr. Lerner holds a J.D. from Harvard Law School (1968) and a B.A. from Claremont McKenna College (1965). He worked in the Office of the International Tax Counsel of the U.S. Treasury Department from 1973-1976. He is a member of the California and New York State Bar Associations.
		March 2002	2002

Peter Chernin (50)
Mr. Chernin has been a director of the Company since April 22, 2002. Mr. Chernin has been an Executive Director, President and Chief Operating Officer of News Corp. since 1996. Mr. Chernin has been a Director, President and Chief Operating Officer of Fox since 1998. Mr. Chernin has been a Director, Chairman and Chief Executive Officer of NAI since 1996. Mr. Chernin served as Chairman and Chief Executive Officer of Fox Filmed Entertainment from 1994 to 1996 and in various executive capacities at Fox subsidiaries since 1989. Mr. Chernin served as a Director of TV Guide, Inc. from 1999 to July 2000. Mr. Chernin has been a Member of the Advisory Board of PUMA AG since 1999 and has been a Director of E*TRADE Group, Inc. since 1999.
		April 2002	2003

Name and Age	Business Experience and Directorships	Director Since	Year Term Expires
Nicholas Donatiello, Jr. (41)	Mr. Donatiello has been a director of the Company since July 2000. Mr. Donatiello was a director of TV Guide, Inc. from June 1999 to July 2000 and has been the President and Chief Executive Officer of Odyssey Ventures, Inc., which is the general partner of Odyssey, L.P., since September 1993. Odyssey, L.P. is principally engaged in conducting market research of consumer adoption and usage of new media products and services. Prior to founding Odyssey, Mr. Donatiello was Press Secretary and Campaign Manager for U.S. Senator Bill Bradley and a consultant with McKinsey and Co.	July 2000	2004

Douglas B. Macrae (43)	Mr. Macrae has served as a director of the Company since September 1997. Mr. Macrae founded VideoGuide Inc., now a wholly-owned subsidiary of the Company, in September 1993 and has served as its President since that time. Mr. Macrae currently serves as Chairman of the Board of GCC Technologies, Inc. Mr. Macrae is currently a director of Norpak Corporation, Telecruz Technology, Inc., Interactive Program Guide, Inc., and a director of @TV Media.	September 1997	2004

James E. Meyer (47)
Mr. Meyer has served as a director of the Company since May 1997. Mr. Meyer is currently president of Aegis Ventures, Incorporated, a consulting firm that provides general management services to a variety of clients, and is also special advisor to the Chairman of Thomson multimedia (“Thomson”). From January 1997 through December 2001, Mr. Meyer served as the Senior Executive Vice President for Thomson, and as Thomson’s Senior Vice President Product Management from 1992 to 1996. From December 1996 to September 1997, Mr. Meyer served as Executive Vice President, Marketing & Sales-Americas for Thomson. Mr. Meyer also serves as a director for Mikohn Gaming Corporation.
		May 1997	2004

Name and Age	Business Experience and Directorships	Director Since	Year Term Expires
Lachlan K. Murdoch (30)
Mr. Murdoch has been a director of the Company since May 2001. Mr. Murdoch has served as Executive Director of News Corp. since October 1996 and Deputy Chief Operating Officer since October 2000. Mr. Murdoch was a Senior Executive Vice President from February 1999 until October 2000. Mr. Murdoch has also served as a Director of News Limited, News Corp.’s principal Australian subsidiary, since September 1995, Chairman since July 1997, Chief Executive from July 1997 until October 2000, Managing Director from September 1996 until June 1997 and Deputy Chief Executive from December 1995 until September 1996. Mr. Murdoch has also served as Chairman of Queensland Press Limited since October 1996 and a Director since October 1994. Mr. Murdoch has served as Deputy Chairman of STAR Group since 1995, as a Director of Beijing PDN Xiren Information Technology Co. Ltd. since June 1996 and Foxtel Management Pty. Limited since 1997. Mr. Murdoch is the son of K. Rupert Murdoch, also a director of the Company.
		May 2001	2004

David F. DeVoe (55)
Mr. DeVoe has been a director of the Company since June 2001. Mr. DeVoe has been a Director, Chief Financial Officer and Finance Director of News Corp. since 1990 and Senior Executive Vice President since 1996. Mr. DeVoe was an Executive Vice President of News Corp. from 1990 until 1996. Mr. DeVoe has been a director of NAI since 1991 and Senior Executive Vice President since 1998. Mr. DeVoe served as Executive Vice President of NAI from 1991 to 1998. Mr. DeVoe has been a Director of Fox since 1991 and Senior Executive Vice President and Chief Financial Officer of Fox since 1998. Mr. DeVoe has been a Director of STAR Group since 1993, NDS Group plc since 1996 and BSkyB since 1994.
		June 2001	2003

Name and Age	Business Experience and Directorships	Director Since	Year Term Expires
Jeff Shell (36)
Mr. Shell has been a Director of the Company since April 22, 2002. Mr. Shell is also a member of the Office of the Chief Executive of the Company and serves as Co-President and Chief Operating Officer of the Company. Mr. Shell served as President and Chief Executive Officer of Fox Cable Networks Group from April 2000 until April 2002. Mr. Shell served as President of Fox Sports Networks from 1999 until April 2000. Mr. Shell joined Fox Television in 1994 as head of new business development, and joined Fox/Liberty Networks as its Chief Financial Officer in 1996. Before joining Fox Television, Mr. Shell served in various positions in the Corporate Strategic Planning department of The Walt Disney Company and before that, at the New York investment-banking firm of Salomon Brothers Inc. He graduated from Harvard University with a Masters of Business Administration, and received a Bachelor of Science degree from the University of California, Berkeley.
		April 2002	2002

Elsie Ma Leung (55)
Elsie Ma Leung is a member of the Office of the Chief Executive of the Company and serves as Co-President and Co-Chief Operating Officer of the Company. In this role, Ms. Leung oversees the Company’s consumer electronics business, including the development, licensing and marketing activities of its VCR Plus+, IPG and eBook technologies. Ms. Leung is also the Chief Financial Officer of the Company, overseeing the Company’s corporate and operating financial affairs, and is a member of the Board of Directors. Prior to this current role, Ms. Leung served as Chief Financial Officer and a member of the Board of Directors of Gemstar International Group Limited from 1994 to 2000. In that capacity she was responsible for Gemstar’s initial public offering in October 1995. In January 1996, Ms. Leung took the additional position of Chief Operating Officer of Gemstar International Group Limited, the company that acquired TV Guide, Inc. in July 2000.
		April 1994	2003

Information with Respect to Executive Officers

Information with respect to executive officers of the Registrant is included under “Executive Officers of the Registrant” included in Item 1 of the Registrant’s Annual Report on Form 10-K.

In April 2002, Jeff Shell became an executive officer of the Registrant. Information with respect to Mr. Shell’s background is included above under “Information with respect to Directors.”

Stockholders Agreement

Arrangements with respect to the election of directors exist in the Stockholders Agreement entered into by Henry C. Yuen, Liberty Media Corporation (“Liberty”), The News Corporation Limited (“News Corp.”) and Gemstar which became effective upon the completion of the merger between a subsidiary of the Company and TV Guide, Inc., on July 12, 2000 (the “Merger”). In connection with the sale of Liberty’s shares of the Company to News Corp. effective May 2, 2001, Liberty assigned its right to appoint designees to Gemstar’s Board to News Corp.

Henry C. Yuen and News Corp. have agreed as part of the Stockholders Agreement:

(1)  to vote for, or to use their best efforts to cause their respective designees on the Board of Directors to vote for, Dr. Yuen’s election as a director and appointment as Chairman of the Board and Chief Executive Officer until the earlier of the fifth anniversary of the completion of the Merger and the date Dr. Yuen ceases to be Chief Executive Officer of the Company other than as a result of his termination without cause; and

(2)  to vote for the election to the Board of five other persons (including up to two independent directors) designated by Dr. Yuen until the earlier of the fifth anniversary of the completion of the Merger and the date Dr. Yuen ceases to be Chief Executive Officer of the Company other than as a result of his termination without cause, provided that if Dr. Yuen should die or become disabled during such five-year period News Corp. has agreed, for the remainder of the five-year period, to continue to vote for the election to the Board of the Directors of persons formerly designated by Dr. Yuen or their successors (including Dr. Yuen’s successor) and to vote against their removal except for cause.

For so long as News Corp. is committed to vote for Dr. Yuen and his designees, Dr. Yuen has agreed to vote his shares of Gemstar common stock for the election to the Gemstar Board of six designees of News Corp. (including up to two independent directors).

News Corp.’s right to designate directors generally will be reduced by one director upon the transfer of 90% or more of its shares of common stock of the Company.

Dr. Yuen’s designees are Elsie Ma Leung, Douglas B. Macrae, James E. Meyer, Jonathan B. Orlick and Perry Lerner. News Corp.’s designees are David F. DeVoe, Nicholas Donatiello, Jr., K. Rupert Murdoch, Lachlan K. Murdoch, Jeff Shell and Peter Chernin.

Classified Board of Directors

The Board is divided into three classes: Class I, Class II and Class III. The Class I directors consist of Mr. DeVoe, Ms. Leung, Mr. Chernin and Dr. Yuen; the Class II directors consist of Mr. K.R. Murdoch, Mr. Orlick, Mr. Lerner and Mr. Shell; and the Class III directors consist of Mr. Donatiello, Mr. Macrae, Mr. Meyer and Mr. L. Murdoch. Each director serves for a term ending after the third annual meeting following the annual meeting at which such director was last elected. The terms of office of directors in Class I, Class II, and Class III end following the annual meetings in 2003, 2002 and 2004, respectively. The appointment of all officers is subject to the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the United States Securities Exchange Act of 1934, as amended, requires that a Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”) and the National Association of Securities Dealers, Inc. (“NASD”). Directors, officers and beneficial owners of more than 10% of the Company’s common stock are required by the Commission to furnish the Company with copies of the reports they file.

Based solely on its review of the copies of such reports and written representations from certain reporting persons that certain reports were not required to be filed by such persons, the Company believes that all of its directors, officers and beneficial owners complied with all of the filing requirements applicable to them with respect to transactions during the year ended December 31, 2001.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain summary information concerning the compensation paid by the Company for the years ended December 31, 2001 and 2000 and for the fiscal year ended March 31, 2000 to the Company’s chief executive officer and the other most highly compensated executive officers during the fiscal year ended December 31, 2001 (collectively, the “Named Executive Officers”):

		Annual Compensation						Long Term Compensation
Name and Principal Positions as of December 31, 2001	Twelve Months Ended	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options (#)	All Other Compensation ($)
Henry C. Yuen Chief Executive Officer and Chairman of the Board	December 31, 2001 December 31, 2000 March 31, 2000	4,581,198 2,255,443 1,921,590	(4)	(1 3,473,724 2,911,714	) (5)	254,494 233,710 —	(2) (2)	— — —	2,693,930 3,330,180 3,438,984	485,263 487,544 490,159	(3) (3) (3)

Elsie Ma Leung Chief Financial Officer, Co-President and Co-Chief Operating Officer	December 31, 2001 December 31, 2000 March 31, 2000	1,307,832 961,634 819,292	(4)	546,383 466,030 327,717	(5)	144,872 73,469 —	(2) (2)	— — —	— 2,400,000 —	71,376 1,400 1,400	(6) (6) (6)

Joachim Kiener (7) Co-President and Co-Chief Operating Officer	December 31, 2001 December 31, 2000 March 31, 2000	889,013 412,597 —	(9)	— 139,315 —	(10)	— — —		— — —	— — —	2,937,002 19,342 —	(8) (11)

Peter C. Boylan III (12) Co-President and Co-Chief Operating Officer	December 31, 2001 December 31, 2000 March 31, 2000	882,872 405,685 —	(9)	300,000 142,759 —	(10)	— 286,833 —	(2)	— — —	— — —	101,797 15,303 —	(11) (11)

(1)	This amount has not yet been determined.
(2)	Amount represents other benefits paid pursuant to the officer’s employment agreement.
(3)	Amount represents premiums paid for split dollar life insurance policies.
(4)
In November 2000, the Company changed its fiscal year from March 31 to December 31, and as a result, salary figures reported here for the calendar year ended December 31, 2000 include overlap from January 1, 2000 to March 31, 2000 with salary figures for the fiscal year ended March 31, 2000. The amount of overlap is as follows: Dr. Yuen: $494,387; and Ms. Leung: $210,788.

(5)
In November 2000, the Company changed its fiscal year from March 31 to December 31, and as a result, bonus figures reported here for the calendar year ended December 31, 2000 include overlap from January 1, 2000 to March 31, 2000 with bonus figures for the fiscal year ended March 31, 2000. The cash portion of Dr. Yuen’s bonus earned for the nine months ended December 31, 2000 was $2,718,111, and the amount of overlap is equal to $755,613. Ms. Leung’s bonus earned for the nine months ended December 31, 2000 was $381,715 and the amount of overlap is equal to $84,315. Dr. Yuen is permitted to elect to receive a portion of his bonus in the form of stock options in accordance with his employment agreement.

(6)	Amount represents matching contributions by the Company under the Gemstar Employees 401(k) and Profit Sharing Plan and SERP deferral matching contributions.
(7)	Mr. Kiener became Co-President and Co-Chief Operating Officer on July 12, 2000 and resigned as an executive officer on November 28, 2001.
(8)
Under the terms of a separation and consulting agreement, Mr. Kiener agreed to provide consulting services to the Company for a three-year period. Under the agreement, Mr. Kiener was paid $2.58 million and the Company agreed to pay $248,494 for tax and related legal expenses incurred by Mr. Kiener. Amount also includes $108,508 of matching contributions under the Company’s 401(k) and SERP deferral plans, and other amounts paid under the terms of an employment agreement.

(9)	Amount represents salary paid from July 12, 2000 through December 31, 2000. Mr. Boylan and Mr. Kiener became executive officers of the Company on July 12, 2000 upon consummation of the Merger with TV

Guide. Mr. Boylan resigned as an executive officer effective April 1, 2002, and Mr. Kiener resigned as an executive officer effective November 28, 2001.
(10)
Amount represents bonus attributable to the year ended December 31, 2000, pro-rated for the period from July 12, 2000 through December 31, 2000. Mr. Boylan and Mr. Kiener became executive officers of the Company on July 12, 2000 upon consummation of the Merger with TV Guide. Mr. Boylan resigned as an executive officer on April 1, 2002, and Mr. Kiener resigned as an executive officer effective November 28, 2001.

(11) Amount	represents employer matching on SERP deferrals and group term life insurance premiums.
(12) Mr.	Boylan became Co-President and Co-Chief Operating Officer on July 12, 2000 and resigned as an executive officer on April 1, 2002.

Summary of Option Grants

The following table provides certain summary information concerning grants of options to the Named Executive Officers of the Company during the year ended December 31, 2001.

Option Grants in the Last Fiscal Year

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year		Exercise Price per Share		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
							5%		10%
Henry C. Yuen (1)	2,497,635 196,295	78.4 6.2	% %	$ $	37.41 46.02	6/19/11 7/12/11	$ $	58,761,729 5,681,117	$ $	148,913,758 14,397,066
Elsie Ma Leung	—	—			—	—		—		—
Joachim Kiener	—	—			—	—		—		—
Peter C. Boylan III	—	—			—	—		—		—

(1)
Represents 2,497,635 options granted to Dr. Yuen under the terms of his employment agreement and 196,295 options which Dr. Yuen elected to receive in lieu of fiscal 2000 cash bonus payable to him under his employment agreement. Annual number of options granted to Dr. Yuen under his employment agreement has been prorated in connection with a change in the compensation period under the agreement.

Summary of Options Exercised

The following sets forth certain summary information concerning the exercise of stock options by the Named Executive Officers during the year ended December 31, 2001 together with the year-end value of unexercised options.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Henry C. Yuen	1,000,000	$14,625,000	23,641,196	19,293,117	$538,869,994	$131,725,270
Elsie Ma Leung	300,000	4,613,750	5,730,000	4,000,000	126,150,250	32,320,000
Joachim Kiener	140,000	1,537,200	1,004,380	—	38,018	—
Peter C. Boylan III	—	—	1,793,900	912,209	29,525,105	684,644

(1)
Value of the securities underlying the “in the money” options at year end minus the exercise price of the options based on the closing price of $27.70 for the Company’s Common Stock on December 31, 2001.

Compensation Committee Interlocks and Insider Participation

From July 20, 2001 through January 2002, the members of the Compensation Committee were Chase Carey, George F. Carrier, James E. Meyer, Lachlan K. Murdoch and Henry C. Yuen. Dr. Yuen is an officer of the Company. Mr. Carey, Mr. Carrier, Mr. L. Murdoch and Mr. Meyer are not and have never been employees or officers of the Company. In January 2002, Mr. Carey resigned as a director and member of the compensation committee. In February 2002, Mr. Carrier passed away, and was replaced with Mr. Lerner. Mr. Lerner is not and has never been an employee or officer of the Company. In April 2002, Mr. Carey’s vacancy on the compensation committee was filled by Mr. Chernin. Mr. Chernin is not and never has been an employee or officer of the Company.

Employment Contracts

Amended and Restated Employment Agreement with Dr. Yuen

On January 7, 1998, the Company’s Compensation Committee and Board approved an Amended and Restated Employment Agreement, and on October 4, 1999, the Board approved Amendment No. 1 to the Amended and Restated Employment Agreement which became effective upon the consummation of the Merger. The Amended and Restated Employment Agreement as amended is hereinafter referred to as the “Yuen Agreement.” The Yuen Agreement supersedes and replaces Dr. Yuen’s former Employment Agreement with Gemstar Development Corporation (“GDC”), and provides for Dr. Yuen’s service to each of the Company and GDC as Chief Executive Officer and President through July 12, 2004, subject to a three-year renewal term and to earlier termination under certain circumstances. The Yuen Agreement also provides that Dr. Yuen will serve as President and CEO of GDC and President, CEO and Chairman of the Board of the Company. In connection with the Merger between the Company and TV Guide on July 12, 2000, Dr. Yuen relinquished his title as President of the Company.

The Yuen Agreement includes provisions (collectively, the “Performance-Based Provisions”) pursuant to which Dr. Yuen’s annual base salary (“Base Salary”) is adjusted and his merit bonus, annual incentive bonus and annual stock option grants are calculated. Dr. Yuen’s Base Salary was initially set at $1 million in 1998. The Yuen Agreement provides for annual adjustments to Dr. Yuen’s Base Salary determined based on a comparison of year over year financial results.

The Yuen Agreement also provides for the payment to Dr. Yuen of a merit bonus (the “Merit Bonus”) and an additional bonus (the “Annual Incentive Bonus”).

The Yuen Agreement allows Dr. Yuen to elect to receive the Merit Bonus and the Annual Incentive Bonus in the form of options to acquire shares of common stock of the Company in lieu of receiving the Merit Bonus and the Annual Incentive Bonus in cash. For the year ended December 31, 2000, Dr. Yuen elected to receive a portion of his bonus in the form of options to purchase the Company’s common stock.

The Yuen Agreement provided for a grant to Dr. Yuen in January 1998 of options to purchase 16,650,900 shares of common stock of the Company and annual grants of options to purchase 3,330,180 shares (2,497,635 shares in 2001, in connection with a change in the Company’s fiscal year) of common stock (as adjusted for all stock splits). The Company’s stockholders approved these stock option grants to Dr. Yuen at the 1998 Special Meeting. Dr. Yuen is also entitled to $1,000 a month automobile allowance and other benefits, including health insurance and participation in bonus and incentive and stock option compensation plans.

The Yuen Agreement entitles Dr. Yuen to terminate the Yuen Agreement within 90 days following a change of control (as defined below), in which event (1) he would be entitled to receive (a) a lump-sum payment equal to five times his then-current Base Salary, (b) for a period of 60 months following such termination, all other elements of his compensation provided under the Yuen Agreement, (2) all unvested options granted to him pursuant to the Yuen Agreement would immediately vest in full and would be exercisable for their full term and all previously granted vested options to acquire shares of common stock will remain fully exercisable for their full term. A “change of control” is defined as of the end of the fiscal year 2000 as the occurrence of any of the following: (i) the acquisition (other than from the Company directly or from any Company stockholder who was, as of the effective date of the Yuen Agreement, a 25% stockholder of the Company) by any person or entity of beneficial ownership of 25% or more of the Company’s outstanding shares; (ii) the acquisition (other than from GDC directly or from any GDC stockholder who was, as of the effective date of the Yuen Agreement, a 25% stockholder of GDC) by any person or entity of beneficial ownership of 25% or more of GDC’s outstanding shares; (iii) during any period of two consecutive years, individuals who, at the beginning of such period, constituted the board of directors of the Company or GDC (together with any new directors whose election or appointment to such board of directors or whose nomination for election by the stockholders of the Company or GDC was approved by Dr. Yuen or by a vote of a majority of the directors then still in office who are either directors at the beginning of such period or whose election, appointment or nomination for election was previously so approved) cease for any reason to constitute a majority of the board of directors of the Company or GDC then in office; (iv) approval by the board of directors or a majority of the stockholders of either the Company or GDC of a merger, reorganization, combination or consolidation whereby the stockholders of either the Company or GDC immediately prior to such approval will not, immediately after consummation of such reorganization, merger, combination or consolidation, own more than 50% of the voting stock of the surviving entity; or (v) a liquidation or dissolution of either the Company or GDC or the sale of all or substantially all of the assets of either the Company or GDC, unless the successor to the assets in any such liquidation, dissolution or sale, is the Company or any of its subsidiaries. This definition was modified upon the consummation of the Merger on July 12, 2000 to exclude from the definition of a change in control the acquisition from Dr. Yuen of more than 25% of the Company’s outstanding shares pursuant to a right of first refusal granted by Dr. Yuen to Liberty Media Corporation and The News Corporation Limited pursuant to a stockholders agreement entered into in connection with the Merger.

Under the Yuen Agreement, if Dr. Yuen’s employment is terminated without cause (including a failure to extend the term of the agreement) or if Dr.Yuen’s employment is constructively terminated, then (1) Dr. Yuen would be entitled to receive (a) a lump-sum payment equal to five times his then-current Base Salary, and (b) for a period of 60 months following such termination certain other additional benefits provided under his employment agreement and (2) all unvested options granted to him pursuant to the Yuen Agreement would immediately vest in full and would be exercisable for their full term and all previously granted vested options would remain fully exercisable for their term.

Under the Yuen Agreement, as well as under a similar provision under Dr. Yuen’s former employment agreement, all inventions, designs, improvements, patents, copyrights, discoveries and other intellectual property which (i) are developed by Dr. Yuen while performing his duties for GDC or using GDC’s equipment or trade secret information, (ii) are related at the time of conception to GDC’s business or actual or demonstrably anticipated research, or (iii) result from any work performed by Dr. Yuen for GDC, are the property of GDC, if and only to the extent GDC can show by clear and convincing evidence that such property is GDC’s property.

Employment Agreement with Ms. Leung

The Company and GDC entered into an Amended and Restated Employment Agreement with Ms. Leung, dated as of March 31, 1998 and an amendment to the Employment Agreement dated as of April 13, 2000 (as amended, the “New Leung Agreement”), which supersedes and replaces Ms. Leung’s former employment agreement. The New Leung Agreement provides for an initial term effective from January 1, 1998 through September 30, 2005. There is no provision for renewal.

Under the New Leung Agreement, Ms. Leung will serve as Chief Financial Officer of the Company and Chief Operating Officer and Chief Financial Officer of GDC. Ms. Leung will also serve as a director of the Company, GDC and StarSight. Ms. Leung’s annual base salary was initially $700,000 and is subject to annual adjustments based upon the Company’s financial performance. In 1999, 2000 and 2001, Ms. Leung’s base salary was adjusted to $843,150, $1,046,265 and $1,360,145, respectively. Effective March 1, 2002, Ms. Leung’s base salary was adjusted to approximately $1,768,189.

The New Leung Agreement also provides that Ms. Leung may receive an annual incentive bonus based upon the Company’s financial performance. Under the New Leung Agreement, Ms. Leung was granted options on March 31, 1998 to purchase 4,800,000 shares of common stock and options on April 13, 2000 to purchase 2,400,000 shares of common stock (as adjusted for all stock splits), scheduled to vest on each anniversary over the term of the New Leung Agreement. Ms. Leung is also entitled to a $750 per month automobile allowance and other benefits, including health insurance and participation in bonus and incentive and stock option compensation plans.

The New Leung Agreement provides Ms. Leung the right to terminate the New Leung Agreement within 90 days following a change of control (defined substantially as defined above with respect to the Yuen Agreement), in which event (1) she would be entitled to receive (a) a lump-sum payment equal to five times her then-current base salary, (b) for a period of 60 months following such termination, all other elements of her compensation provided under the New Leung Agreement, (2) all unvested options granted to her under the New Leung Agreement would immediately vest in full and would be exercisable for their full term and all previously granted vested options to acquire shares of common stock will remain fully exercisable for their full term. Ms. Leung agreed in the amendment to her Employment Agreement that the consummation of the Merger would not result in a change in control under her Employment Agreement.

Under the New Leung Agreement, if Ms. Leung’s employment is terminated without cause (including a failure to extend the term of the agreement) or if Ms. Leung’s employment is constructively terminated, then (1) Ms. Leung would be entitled to receive (a) a lump-sum payment equal to the greater of (i) three times her then-current Base Salary or (ii) her then-current Base Salary multiplied by the number of years, rounded up, remaining in the term, and (b) for a period of 60 months following such termination certain other additional benefits provided under her employment agreement and (2) all unvested options granted to her would immediately vest in full and would be exercisable for their full term and all previously granted vested options would remain fully exercisable for their term.

All inventions, designs, improvements, patents, copyrights and discoveries conceived by Ms. Leung during the term of the New Leung Agreement, which are competitive with or related to existing products or services of GDC, shall be assigned to GDC.

Agreement with Jonathan Orlick

GDC entered into an Employment Agreement with Mr. Orlick, dated as of January 3, 2001, in his capacity at the time as Deputy General Counsel. The term of the agreement ends on the fifth anniversary of the agreement. Mr. Orlick’s base salary pursuant to the agreement was initially $500,000. The base salary will be increased annually by any percentage increase in the Consumer Price Index. The employment agreement provides that Mr. Orlick will be eligible to receive a bonus of up to 20% of his annual base salary. There is no guaranteed minimum bonus.

Termination without cause will entitle Mr. Orlick to a lump sum payment equal to the difference between 24 months of salary at his then current annual salary, and the cumulative salary received by Mr. Orlick commencing from the date of his notification of termination through the date of termination. In addition, in the event that fewer than 40% of the stock options granted to Mr. Orlick pursuant to the employment agreement have vested, an amount of shares will accelerate and vest so that the percentage of vested stock options granted pursuant to the agreement equals 40%. In the event of a consolidation or merger of GDC with or into another corporation, or the sale of all, or substantially all, of GDC’s assets to another corporation, the surviving corporation is required to assume the obligations under Mr. Orlick’s employment agreement. In such event, Mr. Orlick’s employment obligations will continue in favor of the surviving corporation.

Agreement with Peter C. Boylan III

The Company and Mr. Boylan entered into a Separation and Consulting Agreement on March 4, 2002 pursuant to which Mr. Boylan resigned April 1, 2002 as an officer and director of the Company. As part of the agreement, Mr. Boylan agreed to the termination, subject to the survival of certain provisions, of his existing employment agreement and to provide, subject to the terms of the agreement, consulting services to the Company for a period of three years. Under the terms of the agreement, Mr. Boylan will continue to receive certain benefits, including continuation of medical, dental, and life insurance for sixty months and received a payment of approximately $4.96 million. In addition, the Company made a payment of approximately $1.4 million on behalf of Mr. Boylan to the SERP deferred compensation plan representing unpaid salary, bonus and accrued vacation. The Company also made a matching contribution of approximately $57,600 to Mr. Boylan’s account under the SERP Deferred Compensation Plan and under the agreement all of Mr. Boylan’s 2,706,109 stock options, including 885,917 previously unvested stock options, will be exercisable for their entire remaining term.

Agreement with Joachim Kiener

The Company and Mr. Kiener entered into a Separation and Consulting Agreement on November 27, 2001 pursuant to which Mr. Kiener agreed to provide, subject to the terms of the agreement, consulting services to the Company for a period of three years and, effective November 28, 2001, resigned as an officer of the Company, and effective June 4, 2001, resigned as a director of the Company. Under the terms of the agreement, Mr. Kiener will continue to receive certain benefits, including continuation of medical, dental, and life insurance for sixty months and received a payment of approximately $2.58 million. The Company also agreed to pay $248,494 for tax and legal related expenses incurred by Mr. Kiener. All unvested stock options held by Mr. Kiener were fully vested and will remain exercisable for their entire remaining term. Mr. Kiener was previously party to an employment agreement with the Company which is no longer effective.

Compensation of Directors

The Company pays each director who is not an employee of the Company $25,000 per year for services as a director of the Company and $1,000 per Board or committee meeting attended. All directors are reimbursed for their out-of-pocket expenses incurred in connection with attendance at meetings of, and other activities relating to service on, the Board or any committee of the Board. In addition, directors who are not full-time employees of the Company are eligible to participate in, and certain of such directors have received awards pursuant to, the Gemstar—TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (the “Stock Incentive Plan”).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 31, 2002 for each person who owns more than 5% of the outstanding common stock of the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Henry C. Yuen(2)	39,906,768	9.03%
Thomas L.H. Lau(3)	39,500,000	9.52%
The News Corporation Limited(4)	174,931,472	42.16%

(1)
Applicable percentage of ownership is based on 414,880,681 shares of common stock outstanding as of March 31, 2002 together with applicable options for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that are currently exercisable or that become exercisable within 60 days following March 31, 2002 are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each of the stockholders named in this table has sole voting and dispositive power with respect to the shares of common stock shown as beneficially owned by such stockholder.

(2)
Amount includes options to purchase 27,036,808 shares of common stock that are currently exercisable or will become exercisable within 60 days following March 31, 2002. The amount also includes 1,028,531 shares of common stock that were contributed by Dr. Yuen to several grantor retained annuity trusts, for which Dr. Yuen is the sole trustee. In addition, 7,000,000 of the shares are subject to certain Forward Contracts, pursuant to which Dr. Yuen pledged the shares in exchange for certain cash payments and to secure Dr. Yuen’s obligations under the Forward Contracts. The address of Dr. Yuen is c/o Gemstar–TV Guide International, Inc., 135 North Los Robles Avenue, Suite 800, Pasadena, California 91101.

(3)
According to a Schedule 13G filed with the Securities and Exchange Commission on December 31, 2001, Mr. Lau held 39,500,000 shares as of December 31, 2001. Shares are owned of record by Dynamic Core Holdings Limited, and Mr. Lau is beneficial owner of all of the outstanding shares of Dynamic Core Holdings Limited. The address of Mr. Lau is 26/F., MassMutual Tower, 38 Gloucester Road, Hong Kong.

(4)
According to a Schedule 13D/A filed with the Securities and Exchange Commission on December 3, 2001, 87,465,736 shares are owned beneficially by Sky Global Holdings, Inc., (“SGH”) previously named Sky Global Networks, Inc., an indirect subsidiary of The News Corporation Limited (“News Corp.”). In addition, the amount includes 87,465,736 shares owned beneficially by News Publishing Australia Limited (“NPAL”), a subsidiary of News Corp. News Corp., as a person who may be deemed to control SGH and NPAL, may also be deemed to indirectly beneficially own such shares. By virtue of ordinary shares of News Corp. owned by (i) Mr. K.R. Murdoch, (ii) Cruden Investments Pty. Limited, a private Australian investment company owned by Mr. K.R. Murdoch, members of his family and various corporations and trusts, the beneficiaries of which include Mr. K.R. Murdoch, members of his family and certain charities; and (iii) corporations which are controlled by trustees of settlements and trusts set up for the benefit of the Murdoch family, certain charities and other persons, and Mr. Murdoch’s positions as Chairman and Chief Executive of News Corp., Mr. Murdoch may be deemed to control the operations of News Corp., and may therefore be deemed to indirectly beneficially own such shares of the Company, beneficially owned by SGH and NPAL. The address of SGH is 1300 North Market Street, Suite 404, Wilmington, Delaware 19801; the address of News Corp. is 2 Holt Street, Sydney, New South Wales 2010, Australia; the address of NPAL is 1300 North Market Street, Suite 404, Wilmington, Delaware 19801; and the address of Mr. Murdoch is 1211 Avenue of the Americas, New York, New York 10036.

Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 31, 2002 for the directors and officers of the Company.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
David F. DeVoe	Common Stock	—	—
Nicholas Donatiello, Jr.(2)	Common Stock	19,719	*
Elsie Ma Leung(3)	Common Stock	6,839,570	1.62%
Perry Lerner	Common Stock	1,000	*
Douglas B. Macrae(4)	Common Stock	923,450	*
James E. Meyer	Common Stock	2,000	*
K. Rupert Murdoch(5)	Common Stock	174,931,472	42.16%
Lachlan K. Murdoch	Common Stock	—	—
Jonathan B. Orlick(6)	Common Stock	128,097	*
Henry C. Yuen(7)	Common Stock	39,906,768	9.03%
Jeff Shell	Common Stock	—	—
Peter Chernin	Common Stock	—	—
Directors and executive officers as a group (12 persons)	Common Stock	222,752,076	49.6%

*	Less than 1%
(1)
Applicable percentage of ownership is based on 414,880,681 shares of common stock outstanding as of March 31, 2002 together with applicable options for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that are currently exercisable or that become exercisable within 60 days following March 31, 2002 are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each of the stockholders named in this table has sole voting and dispositive power with respect to the shares of common stock shown as beneficially owned by such stockholder. The address for all directors and officers of the Company is c/o Gemstar–TV Guide International, Inc., 135 North Los Robles Avenue, Suite 800, Pasadena, California 91101.

(2)	Amount includes 19,719 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following March 31, 2002.
(3)
Amount includes 309,570 shares of common stock and 6,530,000 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following March 31, 2002.

(4)
Amount includes 771,450 shares of common stock and 152,000 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following March 31, 2002.

(5)
Amount includes 87,465,736 shares owned beneficially by Sky Global Holdings, Inc., (“SGH”) previously named Sky Global Networks, Inc., an indirect subsidiary of The News Corporation Limited (“News Corp.”). In addition the amount includes 87,465,736 shares owned beneficially by News Publishing Australia Limited (“NPAL”), a subsidiary of News Corp. News Corp., as a person who may be deemed to control SGH and NPAL, may also be deemed to indirectly beneficially own such shares. By virtue of ordinary shares of News Corp. owned by (i) Mr. K.R. Murdoch; (ii) Cruden Investments Pty. Limited, a private Australian investment company owned by Mr. K.R. Murdoch, members of his family and various corporations and trusts, the beneficiaries of which include Mr. K.R. Murdoch, members of his family and certain charities; and (iii) corporations which are controlled by trustees of settlements and trusts set up for the benefit of the Murdoch family, certain charities and other persons, and Mr. Murdoch’s positions as Chairman and Chief Executive of News Corp., Mr. K.R. Murdoch may be deemed to control the operations of News Corp., and may therefore be deemed to indirectly beneficially own such shares of the Company, beneficially owned by SGH and NPAL. The address of SGH is 1300 North Market Street, Suite 404, Wilmington, Delaware 19801; the address of News Corp. is 2 Holt Street, Sydney, New South Wales 2010, Australia; the address of NPAL is 1300 North Market Street, Suite 404, Wilmington, Delaware 19801; and the address of Mr. Murdoch is 1211 Avenue of the Americas, New York, New York 10036.

(6)	Amount includes 128,097 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within sixty days following March 31, 2002.
(7)
Amount includes options to purchase 27,036,808 shares of common stock that are currently exercisable or will become exercisable within 60 days following March 31, 2002. The amount also includes 1,028,531 shares of common stock that were contributed by Dr. Yuen to several grantor retained annuity trusts, for which Dr. Yuen is the sole trustee.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a result of the merger between a subsidiary of the Company and TV Guide on July 12, 2000, Liberty Media Corporation, which was then an indirect wholly owned subsidiary of AT&T Corp. (“Liberty Media”), and The News Corporation Limited (“News Corp.”) became significant indirect stockholders of the Company. Effective May 2, 2001, Liberty Media sold 70,704,586 shares of the Company’s common stock to News Corp. through a merger of its subsidiary, Liberty UVSG, Inc., with and into News Publishing Australia Limited, a subsidiary of News Corp (“NPAL”) On December 3, 2001, NPAL acquired 16,761,150 shares of common stock of the Company from Liberty Media in connection with the merger of Liberty TVGIA, Inc. with and into NPAL. By virtue of ordinary shares of News Corp. owned by (i) Mr. K.R. Murdoch a director of the Company, and members of his family, (ii) (A) Cruden Investments Pty. Limited, a private Australian investment company owned by K.R. Murdoch, members of his family and certain charities, and (B) a subsidiary of Cruden; and (iii) corporations which are controlled by trustees of settlements and trusts set up for the benefit of the Murdoch family, charities and other persons, and K.R. Murdoch’s positions as Chairman and Chief Executive of News Corp., Murdoch may be deemed to control the operations of News Corp. As of December 31, 2001, News Corp. indirectly owned approximately 42% of the Company’s outstanding common stock and has the right to designate six directors to the Company’s Board of Directors.

The Company earned advertising revenues of $19.3 million for the year ended December 31, 2001 from entities controlled by News Corp. During 2001, the Company also acquired programming from News Corp. controlled entities for $11.3 million. As of December 31, 2001, the Company had receivables due from News Corp. controlled entities totaling $4.6 million and payables due to News Corp. controlled entities of $302,000. In addition, the Company purchases paper through a procurement arrangement with News Corp. at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

During the period from January 1, 2001 through May 2, 2001 (the date that News Corp. purchased Liberty Media’s equity interest in the Company), the Company purchased programming from Liberty Media controlled affiliates for $4.5 million. During this same period the Company also sold video, program promotion and guide and subscriber management services to AT& T Broadband and Internet Services (“BIS”) and its consolidated affiliates for $6.7 million. In addition, during that same period, the Company purchased productions services and was provided satellite transponder facilities and uplink services from BIS consolidated entities for $2.4 million. BIS and Liberty Media are wholly owned by AT&T Corp.

The Company has included in the amounts discussed above all transactions during the relevant period with News Corp., BIS and Liberty Media and all entities in which News Corp., BIS or Liberty Media have a greater than 50% interest. The Company also had transactions during the relevant periods with entities in which News Corp., BIS or Liberty Media owned, directly or indirectly, 50%, or less.

The Company has multiple transactions with Thomson multimedia, Inc., including Thomson’s licensing of the Company’s VCR Plus+, Guide Plus= and eBook technologies. James E. Meyer, a director of the Company, served as Senior Executive Vice President for Thomson during 2001 and currently serves as a special advisor to the Chairman of Thomson. Thomson advertises on the Company’s platforms, primarily the interactive program guide platforms. The Company participates in marketing and promotion campaigns on Thomson products carrying the Company’s technology and the two companies are joint venture partners in the sale of advertising on electronic program guides on televisions. During the year ended December 31, 2001, revenues earned by the Company from the Thomson relationship were $72.6 million and expenses incurred were $34.6 million.

ITEM 14(a)(3)

(a)(3) Exhibits

The exhibits are listed in the Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Document Description
2.1
Agreement and Plan of Merger dated as of October 4, 1999 among Gemstar International Group Limited, G Acquisition Subsidiary Corp. and TV Guide, Inc., as amended on February 7, 2000 (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-96407), filed February 8, 2000)

3.1	Certificate of Incorporation of Gemstar International Group Limited (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-96407), filed February 8, 2000)

3.2	Amended and Restated Bylaws of Gemstar-TV Guide International, Inc.

4.1
Second Amended and Restated Rights Agreement, effective as of July 12, 2000, between Gemstar and American Stock Transfer & Trust Company (Incorporated by reference to Gemstar’s Form
8-K filed July 12, 2000).

10.1
Gemstar-TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (Formerly the Gemstar International Group Limited 1994 Stock Incentive Plan; Composite Plan Document Reflecting Stock Splits and Plan Amendments Through 2001)

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

Exhibit Number	Document Description

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

10.9	Amendment to Amended and Restated Employment Agreement, dated as of April 13, 2000, among Gemstar-TV Guide International, Inc., Gemstar Development Corporation and Elsie Leung

10.10	Employment Agreement, entered into as of January 3, 2001, between Gemstar Development Corporation and Jonathan Orlick

10.11	Employment Agreement, entered into as of March 1, 1999, between TV Guide, Inc. and Peter C. Boylan III (Incorporated by reference to Gemstar’s Form 8-K, filed February 8, 2000)

10.12	Separation and Consulting Agreement, entered into as of March 4, 2002, between Gemstar-TV Guide International, Inc. and Peter C. Boylan III

10.13
Employment Agreement, dated August 1995, between Gemstar International Group Limited and Thomas L.H. Lau (Incorporated by reference to Gemstar’s Form F-1 Registration Statement (33-79016), which was declared effective on October 10, 1995)

10.14	Separation and Consulting Agreement, entered into as of November 27, 2001, between Gemstar-TV Guide International, Inc. and Joachim Kiener

10.15
Stockholders Agreement, dated as of October 4, 1999, by and among The News Corporation Limited, a South Australia, Australia corporation, Liberty Media Corporation, a Delaware corporation, Henry C. Yuen and Gemstar International Group Limited, a British Virgin Islands corporation (Incorporated by reference to Gemstar’s Form 8-K, filed February 8, 2000)

10.16
Facility A Loan Agreement for $300,000,000 Revolving Credit Facility among TV Guide, Inc. and various Financial Institutions, dated as of March 1, 1999 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended March 31, 1999)

10.17
First Amendment and Waiver to Facility A Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 25, 2000 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 1999)

10.18
Second Amendment to Facility A Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 9, 2001 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 2000)

10.19
Facility B Loan Agreement for $300,000,000 364-day Credit Facility among TV Guide, Inc. and various Financial Institutions, dated as of March 1, 1999 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended March 31, 1999)

10.20
First Amendment and Waiver to Facility B Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 25, 2000 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 1999)

10.21
Second Amendment to Facility B Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 9, 2001 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 2000)

10.22
Lock-Up Agreement between Gemstar and Robert M. Worsley, Christi M. Worsley and The Robert Merrill Worsley Family Revocable Trust, dated July 28, 1998 (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-62986), filed June 14, 2001)

Exhibit Number	Document Description

21.1	List of Subsidiaries*

23.1	Independent Auditors’ Consent*

*	Previously filed on April 1, 2002 with Gemstar’s Form 10-K for the year ended December 31, 2001.

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GE	MSTAR-TV GUIDE INTERNATIONAL, INC.
(Registrant)

By:	/s/ HENRY C. YUEN
Henry C. Yuen
Chairman and Chief Executive Officer
Date: April 30, 2002