Form 10-Q
period 2002-03-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2002-05-15
CIK 923282

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       or

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

     As of March 31, 2002, there were outstanding 414,881,000 shares of the registrant's Common Stock, par value $0.01 per share.

================================================================================

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                    Page
                                                                                                    ----
Item 1.  Consolidated Financial Statements - Unaudited

         Condensed Consolidated Balance Sheets....................................................    1

         Condensed Consolidated Statements of Operations..........................................    2

         Condensed Consolidated Statements of Stockholders' Equity................................    3

         Condensed Consolidated Statements of Cash Flows..........................................    4

         Notes to Condensed Consolidated Financial Statements.....................................    5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....   14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................   30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................   30

Item 6.  Exhibits and Reports on Form 8-K.........................................................   31

Signature.........................................................................................   32

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                      (In thousands, except per share data)

                                                                            March 31,   December 31,
                                                                              2002         2001
                                                                           ----------   -----------
                                    ASSETS
                                    ------
Current assets:
     Cash and cash equivalents..........................................   $  413,700    $  349,250
     Marketable securities..............................................       17,694        42,212
     Receivables, net...................................................      374,049       392,717
     Deferred tax asset.................................................       19,081        14,957
     Other current assets...............................................       34,609        38,391
                                                                           ----------    ----------
          Total current assets..........................................      859,133       837,527
Property and equipment, net.............................................       82,552        87,950
Intangible assets, net..................................................    8,222,456     8,618,544
Marketable securities and other investments.............................      120,398       116,732
Other assets............................................................       26,502        25,888
                                                                           ----------    ----------
                                                                           $9,311,041    $9,686,641
                                                                           ==========    ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
     Accounts payable and accrued expenses..............................    $ 290,775    $  285,642
     Current portion of long-term debt and capital lease obligations....       69,737        62,201
     Current portion of deferred revenue................................      244,784       261,082
                                                                           ----------    ----------
          Total current liabilities.....................................      605,296       608,925
Deferred tax liability..................................................      990,494     1,127,933
Long-term debt and capital lease obligations, less current portion......      233,002       271,029
Deferred revenue, less current portion..................................      110,206       121,330
Other liabilities.......................................................        6,631         6,286

Stockholders' equity:
     Preferred stock, par value $.01 per share..........................           --           --
     Common stock, par value $.01 per share.............................        4,180         4,179
     Additional paid-in capital.........................................    8,365,487     8,360,289
     Accumulated deficit................................................     (979,860)     (771,879)
     Accumulated other comprehensive income, net of tax.................       18,511        18,380
     Unearned compensation..............................................       (8,063)      (24,988)
     Treasury stock, at cost............................................      (34,843)      (34,843)
                                                                           ----------    ----------
          Total stockholders' equity....................................    7,365,412     7,551,138
                                                                           ----------    ----------
                                                                           $9,311,041    $9,686,641
                                                                           ==========    ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)

                                                                Three Months Ended
                                                                     March 31,

                                                                 2002         2001
                                                               ---------   ---------
Revenues.....................................................  $ 296,587   $ 342,199
Operating expenses:
     Operating expenses, excluding stock compensation and
       depreciation and amortization.........................    194,494     222,225
     Stock compensation......................................     16,925       9,145
     Depreciation and amortization...........................    116,362     238,568
                                                               ---------   ---------
                                                                 327,781     469,938
                                                               ---------   ---------
Operating loss...............................................    (31,194)   (127,739)
Interest expense.............................................     (2,624)    (11,551)
Other (expense) income, net..................................     (3,678)      1,874
                                                               ---------   ---------
Loss before income taxes and cumulative effect
  of an accounting change....................................    (37,496)   (137,416)
Income tax benefit...........................................    (17,282)    (14,176)
                                                               ---------   ---------
Loss before cumulative effect of an accounting change........    (20,214)   (123,240)
Cumulative effect of an accounting change, net of tax........   (187,767)        --
                                                               ---------   ---------
Net loss.....................................................  $(207,981)  $(123,240)
                                                               =========   =========

Basic and diluted loss per share:
     Loss before cumulative effect of an accounting change...  $   (0.05)  $   (0.30)
     Cumulative effect of an accounting change, net of tax...      (0.45)         --
                                                               ---------   ---------
     Net loss................................................  $   (0.50)  $   (0.30)
                                                               =========   =========

Weighted average shares outstanding..........................    414,785     411,197
Dilutive effect of stock options.............................         --          --
                                                               ---------   ---------
Weighted average shares outstanding, assuming dilution.......    414,785     411,197
                                                               =========   =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                       March 31,

                                                                                  2002           2001
                                                                                ----------    ----------
Balance at beginning of period...............................................   $7,551,138    $8,055,963
Net loss.....................................................................     (207,981)     (123,240)
Other comprehensive income (loss)............................................          131       (11,079)
                                                                                ----------    ----------

Comprehensive loss...........................................................     (207,850)     (134,319)
Other, principally shares issued pursuant to stock option plans, including
  tax benefit, and amortization of unearned compensation.....................       22,124        13,619
                                                                                ----------    ----------
                                                                                $7,365,412    $7,935,263
                                                                                ==========    ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (In thousands)

                                                                              Three Months Ended
                                                                                   March 31,

                                                                                2002        2001
                                                                             ---------   ---------
Cash flows from operating activities:
    Net loss..............................................................   $(207,981)  $(123,240)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Cumulative effect of an accounting change, net of tax.............     187,767        --
        Depreciation and amortization.....................................     116,362     238,568
        Deferred income taxes.............................................     (30,727)    (45,676)
        Tax benefit associated with stock options.........................       4,665       2,560
        Stock compensation expense........................................      16,925       9,145
        Changes in operating assets and liabilities:
            Receivables...................................................      18,668      12,194
            Other assets..................................................       4,083       3,574
            Accounts payable, accrued expenses and other liabilities......       9,102       4,956
            Deferred revenue..............................................     (27,107)    (26,097)
                                                                             ---------   ---------
                Net cash provided by operating activities.................      91,757      75,984
                                                                             ---------   ---------
Cash flows from investing activities:
    Investments and acquisitions..........................................         --       (8,509)
    Purchases of marketable securities....................................      (6,549)    (38,084)
    Sales and maturities of marketable securities.........................      26,693      38,661
    Additions to property, plant and equipment............................      (2,359)     (6,087)
    Additions to intangible assets........................................     (10,483)     (4,857)
                                                                             ---------   ---------
                Net cash provided by (used in) investing activities.......       7,302     (18,876)
                                                                             ---------   ---------
Cash flows from financing activities:
    Repayments of bank credit facilities
        and capital lease obligations.....................................     (30,491)    (21,048)
    Proceeds from exercise of stock options...............................         533       1,914
    Distributions to minority interests...................................      (4,630)     (3,670)
                                                                             ---------   ---------
                Net cash used in financing activities.....................     (34,588)    (22,804)
                                                                             ---------   ---------
Effect of exchange rate changes on cash and cash equivalents..............         (21)       (223)
                                                                             ---------   ---------
                Net increase in cash and cash equivalents.................      64,450      34,081
Cash and cash equivalents at beginning of period..........................     349,250     488,046
                                                                             ---------   ---------
Cash and cash equivalents at end of period................................   $ 413,700   $ 522,127
                                                                             =========   =========
Supplemental disclosures of cash flow information:
    Cash paid for income taxes............................................   $   4,850   $  16,861
    Cash paid for interest................................................       2,585      13,379

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2002

(1)  Organization and Basis of Presentation

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

     Certain financial statement items for prior periods have been reclassified to conform with the 2002 presentation. See Note 2.

     These condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2)  Reclassification - Cooperative Advertising and Product Placement Costs

     In November 2001, the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 01-09, which is effective for periods commencing after December 31, 2001, clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor's customers. As a result of the EITF consensus, certain of the Company's cooperative advertising and product placement costs previously classified as operating expenses have been reflected as a reduction of revenues earned from that activity. Where applicable, amounts presented in prior periods have been reclassified to comply with the income statement classifications for the current period. Approximately $10.3 million of cooperative advertising and product placement costs previously classified as expenses have been reflected as a reduction of revenues in the income statement for the three months ended March 31, 2001.

(3)  Accounting Change - Goodwill and Intangible Assets

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("Statement 142") effective January 1, 2002. Under Statement 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment annually and any excess in carrying value over the estimated fair value is charged to results of operations. The previous method for determining impairment prescribed by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, utilized an undiscounted cash flow approach for the initial impairment assessment, while Statement 142 utilizes a fair value approach. The indefinite lived intangible asset impairment charge and the expected goodwill impairment charge discussed below are the result of the change in the accounting method for determining the impairment of goodwill and certain intangible assets.

     In connection with the adoption of Statement 142, management has determined that certain of the Company's trademarks and trade names and the Company's publishing rights have indefinite useful lives. Pursuant to the transitional rules of Statement 142, management has performed an impairment test of these assets, which resulted in an impairment charge of $297.8 million ($187.8 million, net of tax, or $(0.45) per diluted share). This charge has been recorded as the cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2002. The impairment charge represents the excess of the carrying amount of a trademark over its estimated fair value as determined by management, with the assistance of outside valuation experts, utilizing the relief from royalty valuation method. This method estimates the benefit to the Company resulting from owning rather than licensing the trademark. The pre-tax charge impacted the Company's segments as follows: Technology and Licensing $133.9 million; Interactive Platform $129.8 million; and Media and Services $34.1 million.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - (Continued)


(3)  Accounting Change - Goodwill and Intangible Assets (continued)

     Additionally, the Company has completed the first step of the transitional goodwill impairment test under Statement 142, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The amount of the impairment charge cannot be reliably determined at March 31, 2002 because the second step of the transitional impairment test has not been completed. The Company is required to complete the second step of the transitional impairment test by the end of the 2002 fiscal year. However, based on the analysis performed to date, management expects that the impairment charge will be approximately $5 billion. When recorded, this charge will also be reflected as the cumulative effect of an accounting change in the first quarter of 2002. The carrying value of goodwill at March 31, 2002 was $5.5 billion.

     Prior to the adoption of Statement 142, the Company amortized goodwill and indefinite lived intangible assets over their estimated useful lives ranging from 5 to 40 years. Had the Company accounted for goodwill and indefinite lived intangible assets consistent with the provisions of Statement 142 in prior periods, the Company's net loss would have been affected as follows (in thousands, except per share data):


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                     ------------------------
                                                                                        2002          2001
                                                                                     ----------    ----------
Reported loss before cumulative effect of an accounting change ...................   $  (20,214)   $ (123,240)
Add back:  Goodwill amortization .................................................         --         113,125
Add back:  Indefinite lived intangible assets amortization, net of tax ...........         --           6,251
                                                                                     ----------    ----------
Adjusted loss before cumulative effect of an accounting change ...................   $  (20,214)   $   (3,864)
                                                                                     ==========    ==========
Basic and diluted loss per share before cumulative effect of an accounting change:
          Reported ...............................................................   $    (0.05)   $    (0.30)
          Add back:  Goodwill amortization .......................................          --           0.28
          Add back:  Indefinite lived intangible assets amortization, net of tax            --           0.02
                                                                                     ----------    ----------
          Adjusted basic and diluted loss per share before cumulative effect of an
            accounting change ....................................................   $    (0.05)   $     0.00
                                                                                     ==========    ==========

     Changes in the carrying amount of goodwill and intangible assets with indefinite lives for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

                                                                           Three Months Ended March 31,
                                                   --------------------------------------------------------------------------
                                                                   2002                                   2001
                                                   --------------------------------------------------------------------------
                                                                Trademark                              Trademark
                                                                and Trade    Publishing                and Trade   Publishing
                                                    Goodwill       Name        Rights      Goodwill      Name        Rights
                                                   ----------   ---------     --------   ----------    --------     --------
Balance at beginning of quarter ................   $5,485,807   $ 653,018     $240,407   $5,901,967    $662,613     $259,398
Current period additions and adjustments to
  preliminary purchase price allocation ........          --          --           --       (51,339)         14          --
Amortization expense ...........................          --          --           --      (113,125)     (4,247)      (5,667)
Transitional impairment charge .................          --     (297,807)         --           --          --           --
                                                   ----------   ---------     --------   ----------    --------     --------
       Balance at end of quarter ...............   $5,485,807   $ 355,211     $240,407   $5,737,503    $658,380     $253,731
                                                   ==========   =========     ========   ==========    ========     ========

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - (Continued)


(3)  Accounting Change - Goodwill and Intangible Assets (continued)

     In conjunction with the adoption of Statement 142, the Company reassessed the useful lives and residual values of its finite-lived intangible assets acquired in purchase business combinations and determined that no revisions were necessary. Intangible assets with finite lives at March 31, 2002 and December 31, 2001 are as follows (in thousands):

                                                                       Accumulated                     Amortization
                                                            Cost       Amortization    Net Balance    Period (Years)
                                                         ----------    ------------    -----------    --------------
March 31, 2002
--------------
Intangible assets with finite lives:
     Contracts .......................................   $1,932,000     $ (333,242)     $1,598,758         5-10
     Customer lists ..................................      722,781       (369,559)        353,222         3-5
     Patents .........................................      228,480        (40,810)        187,670         5-15
     Other ...........................................        2,072           (691)          1,381          5
                                                         ----------     ----------      ----------
Total finite-lived intangible assets .................   $2,885,333     $ (744,302)     $2,141,031
                                                         ==========     ==========      ==========

December 31, 2001
-----------------
Intangible assets with finite lives:
     Contracts .......................................   $1,932,000     $ (284,742)     $1,647,258         5-10
     Customer lists ..................................      722,781       (315,004)        407,777         3-5
     Patents .........................................      217,961        (35,136)        182,825         5-15
     Other ...........................................        2,041           (589)          1,452          5
                                                         ----------     ----------      ----------
Total finite-lived intangible assets .................   $2,874,783     $ (635,471)     $2,239,312
                                                         ==========     ==========      ==========

     Amortization expense was $108.8 million and $228.8 million for the three months ended March 31, 2002 and 2001, respectively. Estimated amortization expense for the remainder of 2002 and the succeeding five years is expected to be as follows: $320.5 million - 2002 (remainder); $344.7 million - 2003; $248.3 million - 2004; $231.8 million - 2005; $212.6 million - 2006; and $207.4 million
- 2007.

(4)  Business Combinations

     SkyMall Transaction

     On July 18, 2001, the Company acquired all of the outstanding common stock of SkyMall. Under the terms of the agreement, SkyMall's stockholders received
0.03759 shares of Gemstar common stock and $1.50 for each share of SkyMall common stock outstanding. The condensed consolidated financial statements include the results of operations of SkyMall from July 18, 2001. SkyMall is a specialty retailer that provides a large selection of premium-quality products and services to consumers from a wide variety of merchants and partners. Gemstar's principal reasons for the merger were as follows:

     . T-commerce and e-commerce are major aspects of Gemstar's interactive TV strategy. With the acquisition of SkyMall, Gemstar obtained back-office infrastructure and fulfillment capacities to support and accelerate Gemstar's t-commerce and e-commerce platforms.

     . SkyMall's business model, which leverages the fulfillment infrastructure of other merchants and thereby minimizes inventory, represents a model on which Gemstar can build out and expand its t-commerce and e-commerce strategies across its various media properties.

     . The acquisition of SkyMall affords Gemstar the opportunity to extend the SkyMall brand and leverage its relationships with airlines and premium merchants. Gemstar expects to leverage these relationships by extending SkyMall's sales channels to Gemstar's portfolio of media properties.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - (Continued)


(4)  Business Combinations (continued)

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

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). The Company is in the process of finalizing the allocation of the purchase price, which is subject to adjustment; however, the Company does not expect any significant adjustments to the reported amounts as a result of the final purchase price allocation. The preliminary purchase price allocation includes $1.3 million in provisions for exit and separation costs, all of which were included in liabilities at March 31, 2002 and December 31, 2001. The Company expects the provisions for exit and separation costs to be expended during 2002.

         Assets

              Current assets .......................... $   8,464
              Property and equipment ..................     7,207
              Intangible assets .......................     7,700
               Other assets ...........................        23
              Goodwill ................................    62,474
                                                        ---------
                                                           85,868
         Liabilities:
              Current liabilities .....................    35,780
                                                        ---------
         Net purchase price ........................... $  50,088
                                                        =========

     The Company allocated $7.7 million of the purchase price to the fair value of the acquired trade name. The trade name is considered an indefinite lived intangible asset and is not subject to amortization.

     The Company allocated $62.5 million of goodwill to its applicable reporting unit in accordance with Statement 142. Goodwill generated in this transaction is not subject to amortization in accordance with Statement 142 and is not deductible for tax purposes.

     The following unaudited pro forma financial information reflects the Company's results of operations for the three months ended March 31, 2001 as though the SkyMall transaction had been completed as of January 1, 2001 (in thousands, except per share amounts):

                                                   Three Months Ended
                                                       March 31,

                                                   2002           2001
                                                   ----           ----
     Revenues ..................................  $296,587      $353,209
     Net loss ..................................  (207,981)     (123,713)
     Basic and diluted loss per share ..........     (0.50)        (0.30)

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - (Continued)


(4)  Business Combinations (continued)

     TV Guide Transaction

     For the three months ended March 31, 2002, approximately $7.8 million ($7.3 million in third-party contract termination costs and $520,000 in separation costs) has been charged against the reserve for third-party contract termination and separation costs included in the purchase price allocation from the TV Guide Transaction. The reserve had an outstanding balance of $14.9 million at December 31, 2001. See the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a description of the transaction. The Company expects that the remaining reserve for third-party contract termination and separation costs of $7.1 million will be expended during 2002.

     WGN Superstation Transaction

     In April 2001, the Company sold the business that distributes the WGN Superstation signal for approximately its net book value.

(5)  Receivables

     At March 31, 2002, approximately $221.4 million, or 59%, of the Company's receivables are due from five entities, inclusive of $113.5 million due from Scientific-Atlanta. See Note 7.

(6)  Credit Arrangements

     The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February, 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.9% at March 31, 2002) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide's subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide's ability to pay dividends to Gemstar tied to TV Guide's leverage ratio. This restriction does not apply to Gemstar's ability to pay dividends. As of March 31, 2002, TV Guide had available borrowing capacity under the six-year revolving credit facility of $161.4 million. Principal payments of $45 million in the remainder of 2002, $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings under both credit facilities at March 31, 2002 were $296.4 million. Outstanding letters of credit issued under the credit facilities at March 31, 2002 were $200,000.

(7)  Legal Proceedings

     The following is a description of lawsuits known to the Company that have been filed subsequent to the Company's December 31, 2001 10-K filing and lawsuits that have undergone significant changes since that filing.

     In April and May 2002, the Company and its principal executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934 (the "1934 Act") and the Securities Act of 1933 (the "1933 Act"). Also named in several of the complaints is The News Corporation Limited ("News Corp."), a shareholder of the Company. The fifteen complaints name some or all of the same parties as defendants, and purport to state claims on behalf of all persons who purchased the Company's common stock during various periods, the broadest of which is August 11, 1999 through April 4, 2002. More particularly, the alleged claims are brought under Section 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5. The essence of the allegations is that the defendants allegedly intentionally failed to properly account for revenue accrued from Scientific-Atlanta; for a non-monetary transaction, pursuant to which intellectual property rights were obtained in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with the Company's acquisition of TV Guide, Inc. Plaintiffs allege that this had the effect of materially overstating the Company's reported financial results.

     The Company anticipates that the District Court will consolidate the fifteen lawsuits (and any subsequently filed lawsuits) into one case, and that following consolidation, a consolidated amended complaint will be filed. The Company believes that the allegations are without merit and intends to defend the actions vigorously.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - (Continued)


(7)  Legal Proceedings (continued)

     In April and May 2002, the Company, along with its principal executive officers and directors, were also sued in four purported shareholder derivative actions. Three of these actions were filed in the Superior Court of the State of California for the County of Los Angeles and one action was filed in the Court of Chancery of the State of Delaware, County of New Castle. These purported derivative lawsuits allege various breaches of fiduciary duty and violations of the California Corporations Code based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The Company believes the allegations are without merit and intends to defend the actions vigorously.

     On October 18, 1999, a former employee of ODS Technologies, L.P. ("ODS"), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint sought an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. On April 22, 2002, the Court granted ODS and TV Guide summary judgment dismissing the case.

     On May 3, 2000, a complaint was filed in the U.S. District Court for the Southern District of New York against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc. and a wholly owned subsidiary of the Company) and other parties by United Magazine Company, Inc. ("Unimag") and related entities. The complaint alleges claims against Murdoch Magazines for violation of the Robinson-Patman Act, breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property and trade secrets, tortious destruction of business, breach of confidential relationship and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys' fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution, Inc. as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Act. The Company filed a motion to dismiss all of the claims asserted against it. On May 1, 2001, the Court heard oral argument on the Company's motion to dismiss, and an Opinion and Order was issued on May 31, 2001, dismissing all fifteen counts in Unimag's Amended Complaint, most with prejudice and some with leave to replead. On June 21, 2001, Unimag and the other plaintiffs filed a Second Amended Complaint, in essence alleging violations of the Robinson-Patman Act, breach of fiduciary duties and confidential relationships by the national distributor defendants and Murdoch Magazines, along with tort and statutory claims. All defendants, including Murdoch Magazines, have filed motions to dismiss portions of the Second Amended Complaint. By Opinion and Order dated December 17, 2001, the Court granted the motions in part and denied them in part. The claims for breach of fiduciary duties and confidential relationships against the national distributor defendants and Murdoch Magazines were dismissed with prejudice. The Robinson-Patman claims remain, along with certain statutory claims. On February 4, 2002, the defendants, including Murdoch Magazines, filed their answers and counterclaims against plaintiffs. The counterclaims seek recovery of tens of millions of dollars owed by plaintiffs to the national distributors, including Murdoch Magazines, for unpaid invoices. On March 13, 2002, plaintiffs replied to the defendants' answers and counterclaims and asserted a number of affirmative defenses and reply counterclaims that revived certain contractual and tort claims that the Court had previously dismissed. The defendants, including Murdoch Magazines, are moving to strike and dismiss these affirmative defenses and reply counterclaims. In the meantime, the Court has set a two-year discovery period to conclude by April 2004, and discovery has been proceeding.

(8)  Related Party Transactions

     In connection with the acquisition of TV Guide in 2000, News Corp. became a stockholder of the Company. As of March 31, 2002, News Corp. directly and indirectly owns approximately 42% of the Company's outstanding common stock and has the right to designate six directors on the Company's board. The Company earned advertising revenues of $4.6 million and $7.4 million for the three months ended March 31, 2002 and 2001, respectively, from entities controlled by News Corp. During those same periods, the Company acquired programming from News Corp. controlled entities of $1.7 million and $2.6 million, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corp. As of March 31, 2002 and December 31, 2001, the Company had receivables due from News Corp. controlled entities totaling $1.6 million and $4.6 million, respectively, and payables due to News Corp. controlled entities totaling $521,000 and $302,000, respectively. In addition, the Company purchases paper through a paper procurement arrangement with News Corp. at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - (Continued)


(8)  Related Party Transactions (continued)

     Liberty Media Corporation ("Liberty Media"), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corp. For the period January 1, 2001 to March 31, 2001, the Company purchased programming from Liberty Media controlled affiliates of $3.3 million. During the same period, the Company also sold video, program promotion and guide services of $5.0 million to AT&T Broadband and Internet Services ("BIS") and its consolidated affiliates. In addition, during the same period, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $1.8 million. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

     The Company has included in the amounts discussed above, transactions with News Corp., BIS, and Liberty Media and all entities in which BIS, Liberty Media and News Corp. have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corp. own, directly or indirectly, 50% or less.

(9)  Segment Information

     The Company organizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development , licensing and protection of intellectual property and proprietary technologies (including the interactive program guides ("IPGs") currently marketed under brands such as GUIDE Plus+(R) and TV Guide(R) Interactive, the VCR Plus+(R) system and electronic book ("eBook") technology marketed under brands such as the Gemstar eBook(TM)); the Interactive Platform Sector, which derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG Network(SM) ("TVG"), SkyMall catalog sales, Superstar/Netlink Group ("SNG") and other non-interactive platforms and media properties.

     The Company's reportable segments are strategic business units that offer different products and services and compete in different industries. The Company's chief operating decision maker uses EBITDA (operating income before stock compensation expense and depreciation and amortization) to evaluate the performance of the three segments. Assets of the reportable segments are not relevant for management of the businesses.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - (Continued)


(9)  Segment Information (continued)

     Segment information for the three-month periods ended March 31, 2002 and 2001 is as follows (in thousands):

                                                      Three Months Ended
                                                           March 31,
                                                      2002           2001
                                                   ---------       ---------
Technology and Licensing Sector
     Revenues (4) .............................    $  61,786       $  72,014
     Operating Expenses (1)(4) ................       11,628          15,765
                                                   ---------       ---------
     EBITDA (2) ...............................    $  50,158       $  56,249
                                                   =========       =========
Interactive Platform Sector
     Revenues (4) .............................    $  22,008       $  14,698
     Operating Expenses (1)(3)(4) .............       20,299          20,997
                                                   ---------       ---------
     EBITDA (2) ...............................    $   1,709       $  (6,299)
                                                   =========       =========
Media and Services Sector
     Revenues (3)(4) ..........................    $ 212,793       $ 255,487
     Operating Expenses (1)(3)(4) .............      162,567         185,463
                                                   ---------       ---------
     EBITDA (2) ...............................    $  50,226       $  70,024
                                                   =========       =========

Consolidated
     Revenues (4) .............................    $ 296,587       $ 342,199
     Operating Expenses (1)(4) ................      194,494         222,225
                                                   ---------       ---------
     EBITDA (2) ...............................    $ 102,093       $ 119,974
                                                   =========       =========

___________
(1) Operating expenses means operating expenses, excluding stock compensation expense and depreciation and amortization.
(2) EBITDA means operating income before noncash stock compensation expense and depreciation and amortization. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the condensed consolidated financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
(3) Commencing January 1, 2002, the operating costs of the media sales group have been allocated to the various business units based on advertising revenue dollars earned. Prior period results, which included media sales group commissions reported as revenues by the Media and Services Sector have been reclassified to reflect such commission revenues as a reduction of expenses in the Media and Services Sector. Effective January 1, 2002, the Company revised its method of allocating corporate expenses to the business sectors concurrent with a reorganization of certain corporate functions. Had the new methodology been in effect in 2001, operating expenses for each of the sectors would have increased (decreased) approximately as follows: Technology and Licensing Sector - ($800,000), Interactive Platform Sector - ($1.2 million) and Media and Services
     Sector - $2.0 million.
(4) The Company's financial statements are presented in accordance with the guidance provided by EITF No. 01-09 effective for periods commencing after December 31, 2001. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in decreases in revenues of $9.3 million and $1.0 million for the Technology and Licensing Sector and Media and Services Sector, respectively, and decreases in expenses of $5.5 million, $3.8 million and $1.0 million for the Technology and Licensing Sector, Interactive Platform Sector and Media and Services Sector, respectively, for the three months ended March 31, 2001, resulting in a total reduction of $10.3 million in both consolidated revenues and expenses for the 2001 period.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - (Continued)


(10)   Income Taxes

       The provision for income tax benefit as a percentage of loss before income taxes and cumulative effect of an accounting change was 46% for the three-month period ended March 31, 2002 compared to 10% for the same period in 2001. The net increase in the effective tax rate is primarily due to the change in the treatment of amortization of goodwill in accordance with Statement 142, which has no associated impact on the provision for income taxes.

(11)   Subsequent Event

       In April 2002, the Company's Board of Directors authorized an extension of its authorization granted in September 2001 to repurchase up to $300 million of the Company's outstanding shares of common stock. The authorization permits the Company to purchase shares in the open market at prevailing prices, or in privately negotiated transactions at then prevailing prices. During the period subsequent to the date the extension was authorized through May 6, 2002, the Company repurchased 3.2 million shares for an aggregate price of $32.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policies and Estimates

     The following discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our condensed consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from our current expectations. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial statements.

     Revenue Recognition - License Fees

     An important principle in the Company's licensing practice is to ensure that revenues are recognized at the time when the earning process is completed. We recognize revenues from on-going per unit license fees based on units shipped incorporating the Company's patented or proprietary technologies in the period when the manufacturers' units shipped information is available to the Company. Revenues from on-going per subscriber fees from service providers are earned in the month services are provided by a licensee using the Company's patented or proprietary technologies. Revenues from annual and other license fees are recognized based on the specific terms of the license agreements. From time to time, the license agreement between the Company and a licensee may expire, or for one reason or another, the licensee fails to remit license fees on a timely basis, yet the same units continue to be shipped and the same services continue to be deployed containing the Company's patented or proprietary technologies. When these situations arise, the Company looks to the four conditions under Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, to determine whether or not revenue should be recognized: whether there is persuasive evidence that an arrangement exists, whether delivery has occurred or service has been rendered, whether the price is fixed or determinable and whether collection is reasonably assured. Additionally, the Company may consider opinions of outside counsel when appropriate. These decisions involve significant judgment by the Company.

     Further discussion of the application of revenue recognition policies for license fees is contained under the heading Technology and Licensing Sector.

     Patent Prosecution and Litigation Costs

     The Company's accounting policy with respect to patent prosecution and litigation costs incurred to protect and enforce the Company's intellectual property rights is to defer such costs as intangible assets and to amortize them using the straight-line method over the remaining lives of the related patents. The Company reviews its characterization of patent prosecution and litigation costs whenever events or changes in circumstances, such as adverse administrative or judicial rulings, indicate that certain deferred costs should be expensed. The propriety of such characterizations is determined by management based, in part, on the advice of outside counsel.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell.

     The Company has a significant amount of property and equipment and intangible assets. The determination as to whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable involves management's judgment. In addition, should the Company conclude that recoverability of an asset is in question, the estimate of undiscounted future operating cash flows to determine whether an asset is recoverable and, if not, the final determination of the fair value of the asset are also based on the judgment of management. These judgments can be impacted by a variety of underlying assumptions, such as the general business climate, effectiveness of competition and supply and cost of resources. Accordingly, actual results can differ significantly from the assumptions made by management in making its estimates. Future changes in management's estimates could result in indicators of impairment and future impairment charges.

     New accounting standards effective January 1, 2002, eliminated the impairment recoverability tests for goodwill and certain other intangible assets with indefinite lives and require that such assets be valued at the lower of their carrying value or fair value. Significant management judgment is involved in determining the fair value of assets. Accordingly, future changes in management's estimates could result in further impairment charges of goodwill and indefinite lived intangible assets. A discussion of transitional impairment loss recognized during the first quarter of 2002 is contained under Note 3 in the condensed consolidated financial statements.

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

     The Company has income both from foreign and domestic sources. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of our actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of March 31, 2002, we have established a valuation allowance of $75.0 million against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

     Allowance for Doubtful Accounts

     We have significant amounts due to us from our customers. We continuously evaluate our outstanding accounts receivable for collectibility. This evaluation involves management's judgment in assessing the aging of the amounts due to us and in reviewing the credit-worthiness of each customer. Should a customer's financial condition deteriorate in a manner that could decrease the customer's ability to pay amounts due to us, we might be required to provide additional allowance for doubtful accounts which would reduce our earnings.

Results of Operations

     The Company completed several transactions during 2001 that affect the comparability of the results of operations.

     . In April 2001, the Company sold the business that distributes the WGN superstation signal for approximately its net book value. Accordingly, the condensed consolidated financial statements do not include the results of operations of WGN subsequent to that date. No gain or loss was recognized as a result of this transaction.

     . On July 18, 2001, the Company acquired 100% of the outstanding common stock of SkyMall. The acquisition was accounted for as a purchase. Accordingly, the condensed consolidated financial statements include the results of operations of SkyMall from July 18, 2001.

     The following table sets forth certain unaudited financial information for the Company for the three months ended March 31, 2002 and 2001 (in thousands).

                                                            Three Months Ended
                                                                  March 31,
                                                            2002(1)      2001(3)
                                                            -------      -------
Statement of Operations Data:
Revenues ................................................   $ 296,587    $ 342,199
Operating expenses:
     Operating expenses, excluding stock compensation and
           depreciation and amortization ................     194,494      222,225
     Stock compensation .................................      16,925        9,145
     Depreciation and amortization ......................     116,362      238,568
                                                            ---------    ---------
                                                              327,781      469,938
                                                            ---------    ---------
Operating loss ..........................................     (31,194)    (127,739)
Interest expense ........................................      (2,624)     (11,551)
Other (expense) income, net .............................      (3,678)       1,874
                                                            ---------    ---------
Loss before income taxes and cumulative effect
    of an accounting change .............................     (37,496)    (137,416)
Income tax benefit ......................................     (17,282)     (14,176)
                                                            ---------    ---------
Loss before cumulative effect of an accounting change ...     (20,214)    (123,240)
Cumulative effect of an accounting change, net of tax ...    (187,767)        --
                                                            ---------    ---------
Net loss ................................................   $(207,981)   $(123,240)
                                                            =========    =========

Other Financial Data:
Net cash provided by (used in):
     Operating activities ...............................   $  91,757    $  75,984
     Investing activities ...............................       7,302      (18,876)
     Financing activities ...............................     (34,588)     (22,804)
EBITDA(2) ...............................................     102,093      119,974

__________
(1) Effective July 18, 2001, the Company's consolidated operating results include the operating results of SkyMall. SkyMall was acquired in a transaction accounted for as a purchase. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributed the WGN superstation signal, which was sold.
(2) EBITDA means operating income before noncash stock compensation expense and depreciation and amortization. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the condensed consolidated financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
 (3) The Company's financial statements are presented in accordance with the guidance provided by EITF No. 01-09 effective for periods commencing after December 31, 2001. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in a reduction of $10.3 million in both consolidated revenues and expenses for the three months ended March 31, 2001.

Consolidated

     Revenues for the three months ended March 31, 2002 were $296.6 million, a decrease of $45.6 million, or 13%, compared to the same period in 2001. The decrease in revenues is due primarily to revenue reductions in the Media and Services Sector, where TV Guide Magazine revenues decreased $26.5 million and SNG revenues decreased $11.9 million, coupled with decreased revenues in the Technology and Licensing Sector partially offset by increased revenues in the Interactive Platform Sector.

     The Company's advertising revenues for the three months ended March 31, 2002 aggregated $66.1 million compared to $75.1 million for the same quarter in the prior year. The general weakness in the advertising market continues to impact most media companies in the United States, including the Company. During the remainder of 2002, management believes that the Company will continue to experience considerable pressure on its advertising revenues both from its conventional media and its IPG platform.

     Operating expenses, excluding stock compensation and depreciation and amortization, were $194.5 million for the quarter ended March 31, 2002, a decrease of $27.7 million when compared to the same period in the prior year. The decrease in operating expenses was primarily due to reduced expenses in the Media and Services Sector with decreased paper, postage and printing costs associated with TV Guide Magazine and reduced programming costs for SNG and the results of general cost controls in effect throughout the Company.

     Stock compensation expense reflects amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options assumed by the Company. The unearned compensation is being amortized over the remaining vesting period of the options. During the first quarter of 2002, stock compensation expense included $12.9 million of accelerated unearned compensation amortization resulting from an executive officer that separated from the Company.

     Depreciation and amortization during the first quarter of 2002 was $116.4 million, a decrease of $122.2 million compared to the same period in 2001. The decrease in depreciation and amortization for the three-month period was primarily a result of the adoption of the provisions of Statement 142, which became effective January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. See Note 3 to the condensed consolidated financial statements. Other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant.

     Interest expense was $2.6 million for the three months ended March 31, 2002 compared to $11.6 million for the same period in 2001. The decrease in interest expense during the three-month period was attributable to lower debt levels coupled with lower interest rates.

     Other (expense) income, net was $(3.7) million for the three months ended March 31, 2002 compared to $1.9 million for the same period in 2001. The decrease in other (expense) income, net was due primarily to lower interest rates earned on invested cash in 2002 compared with 2001.

      The provision for income tax benefit as a percentage of loss before income taxes and cumulative effect of an accounting change was 46% for the three-month period ended March 31, 2002 compared to 10% for the same period in 2001. The net increase in the effective tax rate is primarily due to the change in the treatment of amortization of goodwill in accordance with Statement 142, which has no associated impact on the provision for income taxes. In addition, the overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from period to period.

     The cumulative effect of an accounting change results from the Company's adoption of Statement 142 effective January 1, 2002. The Company is required to test goodwill and any intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of Statement 142 and report any transitional impairment loss as the cumulative effect of a change in accounting principle in the Company's condensed consolidated statement of operations for the quarter ended March 31, 2002. The transitional impairment loss for indefinite lived intangible assets from application of these new rules was $297.8 million ($187.8 million, net of tax). Additionally, the Company has completed the first step of the transitional goodwill impairment test under Statement 142, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The amount of the impairment charge cannot be reliably determined at

March 31, 2002 because the second step of the transitional impairment test has not been completed. The Company is required to complete the second step of the transitional impairment test by the end of the 2002 fiscal year. However, based on the analysis performed to date, management expects that the impairment charge will be approximately $5 billion. When recorded, the charge will be reflected as the cumulative effect of an accounting change in the first quarter of 2002. The carrying value of goodwill at March 31, 2002 was $5.5 billion.

Sector Results of Operations

     The following table sets forth certain financial information for the Company's business sectors for the three months ended March 31, 2002 compared to the same period in 2001. The Company's business sectors are measured based on EBITDA (operating income before stock compensation expense and depreciation and amortization).

     The Company categorizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company's technology includes the IPGs marketed under brands such as GUIDE Plus+ and TV Guide Interactive brands, the VCR Plus+ system and eBook); the Interactive Platform Sector, which derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG, SkyMall catalog sales, SNG and other non-interactive platforms and media properties. The Company's business sectors represent strategic business units that offer different products and services and compete in different industries.

                                                        Three Months Ended
                                                              March 31,
                                                        2002             2001
                                                      ---------       ---------
Technology and Licensing Sector
     Revenues (4) .............................       $  61,786       $  72,014
     Operating Expenses (1)(4) ................          11,628          15,765
                                                      ---------       ---------
     EBITDA (2) ...............................       $  50,158       $  56,249
                                                      =========       =========
Interactive Platform Sector
     Revenues (4) .............................       $  22,008       $  14,698
     Operating Expenses (1)(3)(4) .............          20,299          20,997
                                                      ---------       ---------
     EBITDA (2) ...............................       $   1,709       $  (6,299)
                                                      =========       =========
Media and Services Sector
     Revenues (3)(4) ..........................       $ 212,793       $ 255,487
     Operating Expenses (1)(3)(4) .............         162,567         185,463
                                                      ---------       ---------
     EBITDA (2) ...............................       $  50,226       $  70,024
                                                      =========       =========
Consolidated
     Revenues (4) .............................       $ 296,587       $ 342,199
     Operating Expenses (1)(4) ................         194,494         222,225
                                                      ---------       ---------
     EBITDA (2) ...............................       $ 102,093       $ 119,974
                                                      =========       =========

___________
(1) Operating expenses means operating expenses, excluding stock compensation expense and depreciation and amortization.
(2) EBITDA means operating income before noncash stock compensation expense and depreciation and amortization. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the condensed consolidated financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
(3) Commencing January 1, 2002, the operating costs of the media sales group have been allocated to the various business units based on advertising revenue dollars earned. Prior period results, which included media sales group commissions reported as revenues by the Media and Services Sector have been reclassified to reflect such commission revenues as a reduction of expenses in the Media and Services Sector. Effective January 1, 2002, the Company revised its method of allocating corporate expenses to the business sectors concurrent with a reorganization of certain corporate functions. Had the new methodology been in effect in 2001, operating expenses for each of the sectors would have increased (decreased) approximately as follows: Technology and Licensing Sector - ($800,000), Interactive Platform Sector - ($1.2 million) and Media and Services Sector
     - $2.0 million.

(4) The Company's financial statements are presented in accordance with the guidance provided by EITF No. 01-09 effective for periods commencing after December 31, 2001. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in decreases in revenues of $9.3 million and $1.0 million for the Technology and Licensing Sector and Media and Services Sector, respectively, and decreases in expenses of $5.5 million, $3.8 million and $1.0 million for the Technology and Licensing Sector, Interactive Platform Sector and Media and Services Sector, respectively, for the three months ended March 31, 2001, resulting in a total reduction of $10.3 million in both consolidated revenues and expenses for the 2001 period.

     The following discussion of each of the Company's segments is based on the unaudited financial information provided above.

Technology and Licensing Sector

     The Technology and Licensing Sector is responsible for the development, licensing and protection of intellectual property and proprietary technologies. Revenues in this Sector are comprised of license fees paid by third-party licensees for the Company's proprietary technologies and patents primarily related to IPGs, video recording and electronic books. The Company's licensing activities cover multiple industries including consumer electronics, cable, satellite, Internet appliances, personal computers, and publications worldwide, with major licensees such as Microsoft, AOL Time Warner, Motorola, AT&T, Charter Communications, Comcast, Shaw, Thomson multimedia, Sony, Matsushita (Panasonic) and others. Sector operations include research and development, and the creation, protection and licensing of patents and proprietary technologies.

     For the three months ended March 31, 2002, revenues for the Technology and Licensing Sector were $61.8 million compared to $72.0 million for the same period in 2001. The decrease in revenues for this sector of $10.2 million, or 14%, was attributable to declines in per unit license fees from hardware manufacturers, offset in part by an increase in recurring license fees, which are based on per subscriber fees from cable multiple system operators ("MSOs"). The decline in per unit shipped license fees is in greater part due to an increasing number of units being shipped to MSOs who are already licensing the Company's services and technologies for their subscribers, and in lesser part due to a decline in the shipment of DirecTV satellite receivers.

     The Company's accounting policy related to recognition of licensing revenues provides that revenues from ongoing per unit license fees typically charged to hardware manufacturers are earned based on units shipped incorporating the Company's proprietary technologies and are recognized in the period when the manufacturers' units shipped information is available to the Company. Revenues from on-going per subscriber license fees typically charged to video service providers, such as MSOs, are earned and recognized in the month service is provided by such service provider using the Company's patented proprietary technologies. Revenues from annual and other licenses are recognized based on the specified terms of the license agreements. In the cable and satellite sectors, the Company has adopted a general policy that the on-going per subscriber license fees charged to an MSO with a make, sell and use license include the cost of licenses that would otherwise be required of manufacturers which incorporate the Company's technologies into set-top boxes shipped to the licensed MSO. For this reason, as more and more direct agreements are concluded with MSOs for the Company's IPG technologies and services, on-going per subscriber revenues are expected to increase, while per unit license fees from set-top box suppliers are expected to decrease.

     An important principle in the Company's licensing practice is to ensure that revenues are recognized at the time when the earning process is completed. We recognize revenues from on-going per unit license fees based on units shipped incorporating the Company's patented or proprietary technologies in the period when the manufacturers' units shipped information is available to the Company. Revenues from on-going per subscriber fees from service providers are earned in the month services are provided by a licensee using the Company's patented or proprietary technologies. Revenues from annual and other license fees are recognized based on the specific terms of the license agreements. From time to time, the license agreement between the Company and a licensee may expire, or for one reason or another, the licensee fails to remit license fees on a timely basis, yet the same units continue to be shipped and the same services continue to be deployed containing the Company's patented or proprietary technologies. When these situations arise, the Company looks to the four conditions under SAB 101 to determine whether or not revenue should be recognized: whether there is persuasive evidence that an arrangement exists, whether delivery has occurred or service has been rendered, whether the price to the customer is fixed or determinable and whether collection is reasonably assured. During 1997 through 1999, Scientific-Atlanta was under a license agreement with the Company for the incorporation of interactive program guides into Scientific-Atlanta set-top boxes. The agreement expired on July 23, 1999, however, Scientific-Atlanta continued to ship set-top boxes incorporating IPGs which are the same or similar to the products shipped during the term of the agreement. The Company has accrued an aggregate of $113.5 million in license fees from Scientific-Atlanta since the date the license agreement expired, including $5.8 million and $17.3 million in the periods ended March 31, 2002 and 2001, respectively. Such revenue was recognized under SAB 101 as there was persuasive evidence that an arrangement exists, delivery occurred or services had been provided, a portion of the license fees under the agreement is determinable, and the amount recognized is likely to be collectible. The Company does not recognize other amounts from Scientific-Atlanta pursuant to the agreement for which there is no public information available to determine the recognizable amount. The Scientific-Atlanta revenue accrual for the three months ended March 31, 2002 was less than the prior year amount due to the Company's general policy of not charging a set-top box manufacturer a license fee when its product is shipped to an MSO with a make, sell and use license. In 1998, the Company entered into a license agreement with America Online ("AOL"), predecessor of AOL Time Warner. Upon the acquisition of Time Warner by AOL in January 2001, after meeting with AOL Time Warner the Company concluded that the AOL agreement applied to Time Warner Cable subscribers and recorded revenues based on the agreement starting with the third quarter of 2001. At the same time, the Company stopped accruing per box fees from Scientific-Atlanta for boxes shipped to Time Warner Cable in accordance with the policy described above. The total receivable from AOL Time Warner under this license agreement at March 31, 2002 is $18.1 million of which $6.8 million was earned in the three months ended March 31, 2002. The Company is currently in negotiation with AOL Time Warner on a proposed amendment to the AOL agreement which will extend the existing agreement to include the Company's advertising platform to Time Warner Cable set-top boxes.

     The Company has also instituted legal proceedings in federal district court against Scientific-Atlanta to recover damages for infringing on the Company's patents, including but not limited to patents which were included in the expired Scientific-Atlanta agreement, which the Company believes are probable to result in recovery in at least the amount accrued. In the same and in parallel legal proceedings, the Company additionally sued EchoStar Communications, SCI Systems and Pioneer Corporation for infringing the same groups of patents. The Company did not recognize any revenue from these additional defendants in light of the fact that there was no arrangement in place within the meaning of SAB 101 with these other defendants.

     Expenses in this sector for the three months ended March 31, 2002 were $11.6 million, compared to $15.8 million for the same period in 2001. The decrease in expenses is attributable to general cost controls in effect throughout the Company.

Interactive Platform Sector

     The Interactive Platform Sector derives recurring revenues from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms, and through revenue sharing under license agreements. Sector activities include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms, media research, and trafficking, tracking and billing of advertising. The Company's IPG platform currently is comprised primarily of television sets incorporating the Gemstar GUIDE Plus+ IPG and digital cable set-top boxes incorporating the TV Guide Interactive and StarSight(R) IPGs.

     For the three months ended March 31, 2002, revenues for the Interactive Platform Sector were $22.0 million compared to $14.7 million for the same period in 2001, an increase of 50%. Currently, revenues in this sector are comprised primarily of advertising revenues earned on the Company's proprietary platforms, including the IPGs and the online website, www.tvguide.com. The Company first commenced selling advertising on the IPG platform in 1999. The increase in revenues of this sector of $7.3 million is primarily attributable to the increased penetration of such guides into the marketplace and the increased number of advertisers using this platform.

     The Company has relationships with licensees, vendors and strategic partners, many of which also purchase advertising on the Company's properties, including those in the Interactive Platform Sector. For instance, SNG acquires programming for its subscribers from the majority of programmers in the United States, many of which purchase advertising on the Company's properties. The Company believes that these transactions are not related and have been entered into in a manner such that the goods or services acquired are acquired at fair value and the advertising is sold at fair value. During the three months ended March 31, 2002 and 2001, a significant amount of the cash advertising revenues in the interactive platform sector was derived from accounts in which varying degrees of such relationships existed. The Company intends to continue to maximize its relationships with licensees, vendors and strategic partners to obtain advertising on its IPG platform. The Company has generally sold most of its advertising time for cash and intends to continue this practice into the future. During the three months ended March 31, 2001, non-cash advertising revenues aggregated $1.9 million. No such revenues were earned during the three months ended March 31, 2002.

     Expenses for this sector were $20.3 million for the first quarter ended March 31, 2002, relatively unchanged compared to $21.0 million for the same period in 2001. Expenses in this sector include that portion of revenue received from licensees which is paid out to licensees under revenue sharing arrangements, and marketing and advertising expenses. A significant portion of these payments to licensees under revenue sharing arrangements are incurred to promote the Company's products on those cable systems that carry TV Guide Interactive. Amounts expensed under these arrangements amounted to $3.8 million and $3.0 million for the three months ended March 31, 2002 and 2001, respectively.

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

     For the three months ended March 31, 2002, revenues for the Media and Services Sector were $212.8 million compared to $255.5 million in the same period in 2001. Revenues in this sector decreased by $42.7 million, primarily due to decreased revenues earned by TV Guide Magazine and SNG.

     The following table shows the breakdown of the revenues in the Media and Services Sector by revenue source (in thousands):

                                   Quarter Ended   Quarter Ended   Increase
                                  March 31, 2002  March 31, 2001  (Decrease)
                                  --------------  --------------  ----------
TV Guide Magazine .............      $109,659        $137,761      $(26,522)
SNG ...........................        63,353          75,236       (11,883)
TV Guide Channel ..............        24,251          22,226         2,025
Other .........................        15,530          20,264        (6,314)
                                     --------        --------      --------
     Total ....................      $212,793        $255,487      $(42,694)
                                     ========        ========      ========

     TV Guide Magazine continues to face declines in circulation due to slower new subscriber growth, lower renewal rates and reduced newsstand sales. At March 31, 2002, TV Guide Magazine had a circulation of 9.0 million compared to 9.7 million as of the same point in time in 2001. The C-band direct-to-home satellite market, in which SNG operates, continues to decline due to the growth of the newer generation direct broadcast satellite systems and continued cable system expansions. During the three-month period ended March 31, 2002, the number of C-band subscribers in the industry decreased by 9% to approximately 753,000 subscribers. At March 31, 2002, SNG provided service to 477,000 of these subscribers, a decrease of 13% from the subscribers served by SNG as of December 31, 2001. We expect the declines in the circulation of TV Guide Magazine and the subscriber base of the C-band industry, and the resulting impacts on revenues in this sector, to continue. TV Guide Channel had 50.5 million subscribers as of March 31, 2002, relatively unchanged from 50.8 million subscribers as of March 31, 2001.

     On November 2, 1999, SNG signed an agreement with EchoStar whereby SNG promotes and solicits orders for EchoStar's direct broadcast subscription service, the DISH Network. In exchange, SNG receives an initial commission for each current or past SNG subscriber who subscribes to the DISH Network and a monthly residual commission over the life of the agreement. This agreement has resulted in an acceleration of the decline in the number of SNG subscribers and this effect is expected to continue.

     Expenses for this sector were $162.6 million for the quarter ended March 31, 2002 compared to $185.5 million for the same period in 2001. A significant portion of the expenses in this sector are those attributable to the paper, printing, and postage associated with TV Guide Magazine and programming acquired by SNG for programming packages sold to its customers. The decrease in expenses of $22.9 million in this sector is primarily due to the decrease in circulation of TV Guide Magazine and reduced programming expenses associated with the decrease in the number of C-band subscribers.

     The Company has traditionally operated a magazine distribution business which was responsible for distributing approximately 90 titles with a combined circulation of approximately 410 million copies per year in addition to the TV Guide Magazine. Due to the change in business environment, and following the general approach of discontinuing non-core activities in order to focus on its core business, the Company is considering business alternatives, including contracting with a third party for distribution of TV Guide Magazine and assigning the existing distribution contracts to that same party. The distribution business generates approximately $12.6 million in annual revenue with no significant impact on EBITDA.

Liquidity and Capital Resources

     For the three months ended March 31, 2002, net cash flows from operating activities were $91.8 million. This cash flow, plus existing cash resources and proceeds from the exercise of stock options of $533,000, was used to fund $30.5 million for repayment of long-term debt and capital lease obligations, $2.4 million for capital expenditures, $10.5 million for additions to intangible assets, primarily patent prosecution and litigation costs, and $4.6 million for distributions to minority interests, primarily in SNG.

     At March 31, 2002, the Company's cash, cash equivalents and marketable securities classified as current assets aggregated $431.4 million.

     The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.9% at March 31, 2002) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide's subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide's ability to pay dividends to Gemstar tied to TV Guide's leverage ratio. This restriction does not apply to Gemstar's ability to pay dividends. As of March 31, 2002, TV Guide had available borrowing capacity under the six-year revolving credit facility of $161.4 million. Principal payments of $45 million in the remainder of 2002, $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings under both credit facilities at March 31, 2001 were $296.4 million. Outstanding letters of credit issued under the credit facilities at March 31, 2002 were $200,000.

     The Company collects in advance a majority of its TV Guide magazine subscription fees, SNG subscription fees and certain of its UVTV superstation and TV Guide Channel revenues. In addition, the Company receives nonrefundable prepaid license fees from certain licensees. As of March 31, 2002, deferred revenue totaled $355.0 million. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     The Company does not have any material commitments for capital expenditures. The Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital, capital expenditure and debt requirements in the foreseeable future.

     At March 31, 2002, approximately $221.4 million, or 59%, of the Company's receivables are due from five entities, inclusive of $113.5 million due from Scientific-Atlanta (see Technology and Licensing Sector above). The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of the amount of recoverability.

     In April 2002, the Company's Board of Directors authorized an extension of its authorization granted in September 2001 to repurchase up to $300 million of the Company's outstanding shares of common stock. The authorization permits the Company to purchase shares in the open market at prevailing prices, or in privately negotiated transactions at then prevailing prices. During the period subsequent to the date the extension was authorized through May 6, 2002, the Company repurchased 3.2 million shares for an aggregate price of $32.6 million.

     In connection with the acquisition of TV Guide in 2000, News Corp. became a stockholder of the Company. As of March 31, 2002, News Corp. directly and indirectly owns approximately 42% of the Company's outstanding common stock and has the right to designate six directors on the Company's board. The Company earned advertising revenues of $4.6 million and $7.4 million for the three months ended March 31, 2002 and 2001, respectively, from entities controlled by News Corp. During those same periods, the Company acquired programming from News Corp. controlled entities of $1.7 million and $2.6 million, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corp. As of March 31, 2002 and December 31, 2001, the Company had receivables due from News Corp. controlled entities totaling $1.6 million and $4.6 million, respectively, and payables due to News Corp. controlled entities totaling $521,000 and $302,000, respectively. In addition, the Company purchases paper through a paper procurement arrangement with News Corp. at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

     Liberty Media, formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corp. For the period January 1, 2001 to March 31, 2001, the Company purchased programming from Liberty Media controlled affiliates of $3.3 million. During the period, the Company also sold video, program promotion and guide services of $5.0 million to BIS and its consolidated affiliates. In addition, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $1.8 million. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

     The Company has included in the amounts discussed above, transactions with News Corp., BIS, and Liberty Media and all entities in which BIS, Liberty Media and News Corp. have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corp. own, directly or indirectly, 50% or less.

     The Company has multiple transactions with Thomson multimedia, Inc., including Thomson's licensing of the Company's VCR Plus+, GUIDE Plus+ and eBook technologies, Thomson's advertising on the Company's platforms, primarily the interactive program guide platforms, the Company's participation in marketing and promotion campaigns on Thomson products carrying the Company's technology, and the two companies being joint venture partners in the sale of advertising on electronic program guides on televisions. During the three months ended March 31, 2002 and 2001, revenues earned from the relationship with Thomson were $12.9 million and $15.0 million, respectively, and expenses incurred were $3.6 million and $4.7 million, respectively. As of March 31, 2002, the Company has receivables due from and a payable due to Thomson totaling $51.8 million and $37.0 million, respectively. Subsequent to March 31, 2002, the Company received payments of $33.7 million from Thomson and made payments of $14.4 million to Thomson.

     The Company's accounting policy with respect to patent prosecution and litigation costs to protect and enforce the Company's intellectual property rights is to defer such costs as intangible assets as they are incurred. The Company has been engaged in a proceeding before the United States International Trade Commission in which approximately $45.5 million of legal and related costs have been incurred and capitalized to date ($7.5 million for the three months ended March 31, 2002) as intangible assets with a carrying value of $40.2 million as of March 31, 2002. The Company is currently awaiting a ruling on this matter. Should such a ruling be adverse to the Company, the Company may be required to expense all or a portion of the legal costs previously capitalized related to this proceeding, including all or a portion of the costs incurred subsequent to March 31, 2002.

Recent Accounting Pronouncements

     In November 2001, the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 01-09, which is effective for periods commencing after December 31, 2001, clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor's customers. As a result of the EITF consensus, certain of the Company's cooperative advertising and product placement costs previously classified as operating expenses have been reflected as a reduction of revenues earned from that activity. Where applicable, amounts presented in prior periods have been reclassified to comply with the income statement classifications for the current period. Approximately $10.3 million of cooperative advertising and product placement costs previously classified as expenses have been reflected as a reduction of revenues in the income statement for the three months ended March 31, 2001.

     In July 2001, the FASB issued Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. The Company adopted the provisions of Statement 142 effective January 1, 2002. In connection with the adoption of Statement 142, the Company evaluated its existing intangible assets that were acquired in prior purchase business combinations, and made any necessary reclassifications in order to conform with the criteria outlined in Statement No. 141, Business Combinations, for recognition apart from goodwill. In addition, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and made any necessary amortization period adjustments. Finally, the Company tested goodwill and any intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of Statement 142. As a result of the application of these new rules, the Company reported a transitional impairment loss for indefinite lived intangible assets of $297.8 million ($187.8 million, net of tax) as the cumulative effect of a change in accounting principle in the Company's condensed consolidated statement of operations for the three months ended March 31, 2002. Additionally, the Company has completed the first step of the transitional goodwill impairment test under Statement 142, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The amount of the impairment charge cannot be reliably determined at March 31, 2002 because the second step of the transitional impairment test has not been completed. The Company is required to complete the second step of the transitional impairment test by the end of the 2002 fiscal year. However, based on the analysis performed to date, management expects that the impairment charge will be approximately $5 billion. When recorded, the charge will be reflected as the cumulative effect of an accounting change in the first quarter of 2002. The carrying value of goodwill at March 31, 2002 was $5.5 billion.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces Statement No. 121. However, it retains the fundamental provisions of Statement No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company adopted this statement effective January 1, 2002. Adoption of this statement did not have a material impact on the condensed consolidated financial statements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other portions of this report on Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "may," "will," "continues," "believes," "anticipates," "estimates", "plans" or "expects" used in the Company's periodic reports on Forms 10-K, 10-K/A and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-K/A and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to below in "Certain Factors Affecting Business, Operating Results and Financial Condition" and elsewhere in this Form 10-Q. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but are not limited to those discussed below. Such factors, together with the other information in this Form 10-Q, should be considered carefully in evaluating an investment in the Company's Common Stock. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company's behalf may issue. The Company undertakes no obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Certain Factors Affecting Business, Operating Results and Financial Condition

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

     The Company historically has charged a per unit license fee for the incorporation of our IPG technology into hardware devices, including televisions, VCRs, digital cable set-top boxes, digital satellite receivers, and others. The Company has begun to enter into direct agreements with cable MSOs and other service providers to provide IPG services based on a per subscriber per month fee, such fee being inclusive of the per unit license fee otherwise chargeable to the supplier of the set-top box to the licensed MSO. The impacts of signing such agreements with service providers are that the Company will recognize less license fees at the time of shipment of the set-top box, but will establish a revenue stream with potentially much greater net present value when cable subscribers activate their digital service. The Company believes that the recurring revenue model based on a per subscriber per month fee is superior to the per unit license fee not only because it brings a much higher long-term value to the Company, but also because it aligns the Company closer with the decision maker - in this case, the service provider. During the past 18 months, the Company has entered into over 120 long-term license agreements with cable MSOs and other service providers, including Comcast, Charter and Adelphia, in the U.S. The effect of the Company's success in entering into these agreements may act to reduce license fees recognized in 2002, and depending on the timing of certain events, also in 2003, even though it is expected that after such a transition period, the Company will experience growth as digital cable continues to rollout.

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

     We expect to derive a significant portion of our revenues from the sale of advertising. Our IPGs must have the technology to effectively deliver advertising, consumers must accept our products to create a broad advertising base and advertisers must accept our IPGs as an effective medium for advertising delivery. As a new media, we must be able to demonstrate its effectiveness with quantitative research, which is currently underway. The rate for advertising on the IPG platform, and hence its value, will depend on the availability, quality and results of this research. We compete with other media for advertising placements, which can result in lower prices and reductions in advertising revenues. Adverse economic conditions could significantly impact our advertisers' ability and willingness to spend additional amounts on advertising generally. Additionally, our advertising revenues are subject to seasonal fluctuations.

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

     Program guide and advertising data is delivered to network headends, cable headends, and broadcast stations for inclusion in the vertical blanking interval of television signals and to local affiliate cable systems for delivery to set-top boxes in subscribers homes via the out-of-band frequencies of local cable systems. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements governing certain of these relationships can be maintained on economical terms. Our data broadcast through the vertical blanking interval can be, and has been in the past in certain markets, deleted or modified by some of the local cable systems. Widespread deletion or modification of such data could have a material adverse impact on the Company's GUIDE Plus+ business. We purchase some of our program guide information from commercial vendors. The quality, accuracy or timeliness of such data may not continue to meet our standards or be acceptable to consumers. Our VCR Plus+ system relies on consumer access to PlusCode numbers through licensed publications. We are dependent on the maintenance and renewal of agreements governing the PlusCode publications to ensure the distribution of the PlusCodes.

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

     We provide TV Guide Magazine to households and newsstands and customized monthly program guides to customers of cable and satellite service providers. TV Guide Magazine has seen circulation decline significantly over the past several years. The primary causes of these declines have been the continued effects of increased competition from television listings included in local newspapers, free television listings supplements in Sunday newspapers, electronic program guides and other sources. Declines in TV Guide Magazine's circulation and EBITDA are expected to continue, and the declines could be significant.

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

     As of March 31, 2002, we had outstanding approximately $296.4 million of TV Guide long-term debt, which we acquired in the TV Guide merger. During the remainder of 2002, scheduled debt retirements aggregate $45 million. TV Guide's debt is significant and could have a number of potential consequences such as: the ability to obtain any necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements and other purposes may be limited; a significant amount of our earnings may be dedicated to the payment of principal and interest on debt and therefore would be unavailable for financing operations and other business activities; the debt level and the covenants contained in the debt instruments could limit flexibility in planning for, or reacting to, changes in business because certain financing options may be limited or prohibited; the degree of leverage may be more than that of competitors, placing us at a competitive disadvantage; and the debt level may make us more vulnerable in the event of a downturn in our business or the economy in general.

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

     At March 31, 2002, approximately $221.4 million, or 59%, of the Company's receivables are due from five entities, inclusive of $113.5 million due from Scientific-Atlanta (see Liquidity and Capital Resources above). The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of recoverability.

     We have significant intangible assets on our balance sheet that may be subject to impairment.

     In July 2000, we acquired TV Guide in a transaction accounted for as a purchase. In that transaction, close to $10 billion of the purchase price was allocated to intangible assets. We were required under accounting principles generally accepted in the United States of America in place through December 31, 2001 to review our intangible assets periodically for impairment when circumstances indicate the carrying value of the intangible assets may not be recoverable through future operations. New accounting standards effective January 1, 2002 eliminated the recoverability test for certain intangible assets and require that such assets be reported at the lower of cost or fair value. We have experienced a decline in our stock price and market capitalization since the date of the TV Guide acquisition similar to other companies in our industries. Should adverse economic conditions continue, or should other events impacting the value of certain of our businesses occur, we may be required to record a significant charge to earnings in our financial statements in the period any impairment of our goodwill or other intangible assets is determined. At December 31, 2001, our goodwill and intangible assets approximated $8.6 billion. The Company reported transitional impairment losses for indefinite lived intangible assets of $297.8 million ($187.8 million, net of tax) upon adoption of the new standard in the first quarter of 2002. Additionally, the Company has completed the first step of the transitional goodwill impairment test under Statement 142, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The amount of the impairment charge cannot be reliably determined at March 31, 2002 because the second step of the transitional impairment test has not been completed. The Company is required to complete the second step of the transitional impairment test by the end of the 2002 fiscal year. However, based on the analysis performed to date, management expects that the impairment charge will be approximately $5 billion. When recorded, the charge will be reflected as the cumulative effect of an accounting change in the first quarter of 2002. The carrying value of goodwill at March 31, 2002 was $5.5 billion. Future impairment charges may result if circumstances indicate that an impairment exists.

     We invest in securities of technology companies, many of which have experienced a decrease in value.

     We hold investments in technology companies. Due to the recent price volatility in the general stock market, and in particular the price volatility of securities of technology companies, we realized other than temporary decreases in the market value of our investments in technology companies and wrote down their carrying value during 2001. We may realize further other than temporary decreases in the market value of certain investments in future periods.

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

      The Company is engaged in a number of legal proceedings in which the Company alleges that EchoStar, Scientific-Atlanta, Pioneer, and SCI Systems are infringing certain of the Company's patents. One of these proceedings is a hearing before Administrative Law Judge Paul Luckern of the International Trade Commission ("ITC"). Legal arguments have concluded and the Company is currently awaiting a ruling on this matter. Even though the ITC has no jurisdiction to award monetary damages and there are no counterclaims asserted against the Company in that proceeding and only three out of a large number of the Company's relevant patents are involved, an unfavorable ruling in the ITC may have negative effects with respect to these three patents in Federal Court cases currently pending, and may have a negative impact on the Company, including having to expense some or all of the litigation costs in this proceeding, and to expense further legal fees for appeal and other legal actions with respect to these patents. Similarly, unfavorable rulings in the other proceedings, including a set of cases pending in the United States District Court for the Northern District of Georgia, may also have negative impact on the Company, including a change in the assessment of recoverability of certain receivables, that may be greater or smaller depending on the nature of the rulings.

     Dependence on key employees could affect our future success.

     We are dependent on certain key members of our management, operations and development staff, including Henry C. Yuen, our Chief Executive Officer, the loss of whose services could have a material adverse effect on the Company. Although we have employment contracts with certain key employees, such employment contracts would generally not restrict the employee's ability to leave the Company. Furthermore, recruiting and retaining additional qualified engineering, marketing, and operations personnel will be critical to our success. In addition, we may not be able to recruit or retain such personnel on acceptable terms. Failure to attract and retain key personnel could have a material adverse effect on our business, operating results and financial condition.

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

     The News Corporation Limited and Henry C. Yuen have significant influence over our business and affairs as a result of a stockholders agreement, their respective beneficial ownership of our common stock, and, in Mr. Yuen's case, his officer positions. Due to the significant value of their respective investments in the Company, and Mr. Yuen's role as Chairman and Chief Executive Officer, it is unlikely that their interests would diverge significantly from the Company's or its other shareholders. Nevertheless, investor interests can in some limited circumstances differ from each other and from other corporate interests and it is possible that these significant stockholders with a stake in corporate management may have interests that differ from those of other stockholders and of the Company itself.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide's $300 million six-year revolving credit facility and $300 million amortizing term loan. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Because the interest rates on the credit facilities are variable, based upon the banks' prime rate or LIBOR, the Company's interest expense and cash flow are impacted by interest rate fluctuations. At March 31, 2002, the Company had $296.4 million in outstanding borrowings under the credit facilities. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $3.0 million in interest expense and a corresponding decrease or increase of $3.0 million in the Company's operating cash flow.

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS

     The following is a description of lawsuits known to the Company that have been filed subsequent to the Company's December 31, 2001 10-K filing and lawsuits that have undergone significant changes since that filing.

     In April and May 2002, the Company and its principal executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934 (the "1934 Act") and the Securities Act of 1933 (the "1933 Act"). Also named in several of the complaints is The News Corporation Limited ("News Corp."), a shareholder of the Company. The fifteen complaints name some or all of the same parties as defendants, and purport to state claims on behalf of all persons who purchased the Company's common stock during various periods, the broadest of which is August 11, 1999 through April 4, 2002. More particularly, the alleged claims are brought under Section 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5. The essence of the allegations is that the defendants allegedly intentionally failed to properly account for revenue accrued from Scientific-Atlanta; for a non-monetary transaction, pursuant to which intellectual property rights were obtained in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with the Company's acquisition of TV Guide, Inc. Plaintiffs allege that this had the effect of materially overstating the Company's reported financial results.

     The Company anticipates that the District Court will consolidate the fifteen lawsuits (and any subsequently filed lawsuits) into one case, and that following consolidation, a consolidated amended complaint will be filed. The Company believes that the allegations are without merit and intends to defend the actions vigorously.

     In April and May 2002, the Company, along with its principal executive officers and directors, were also sued in four purported shareholder derivative actions. Three of these actions were filed in the Superior Court of the State of California for the County of Los Angeles and one action was filed in the Court of Chancery of the State of Delaware, County of New Castle. These purported derivative lawsuits allege various breaches of fiduciary duty and violations of the California Corporations Code based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The Company believes the allegations are without merit and intends to defend the actions vigorously.

     On October 18, 1999, a former employee of ODS Technologies, L.P. ("ODS"), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint sought an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. On April 22, 2002, the Court granted ODS and TV Guide summary judgment dismissing the case.

     On May 3, 2000, a complaint was filed in the U.S. District Court for the Southern District of New York against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc. and a wholly owned subsidiary of the Company) and other parties by United Magazine Company, Inc. ("Unimag") and related entities. The complaint alleges claims against Murdoch Magazines for violation of the Robinson-Patman Act, breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property and trade secrets, tortious destruction of business, breach of confidential relationship and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys' fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution, Inc. as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Act. The Company filed a motion to dismiss all of the claims asserted against it. On May 1, 2001, the Court heard oral argument on the Company's motion to dismiss, and an Opinion and Order was issued on May 31, 2001, dismissing all fifteen counts in Unimag's Amended Complaint, most with prejudice and some with leave to replead. On June 21, 2001, Unimag and the other plaintiffs filed a Second Amended Complaint, in essence alleging violations of the Robinson-Patman Act, breach of fiduciary duties and confidential relationships by the national distributor defendants and Murdoch Magazines, along with tort and statutory claims. All defendants, including Murdoch Magazines, have filed motions to dismiss portions of the Second Amended Complaint. By Opinion and Order dated December 17, 2001, the Court granted the motions in part and denied them in part. The claims for breach of fiduciary duties and confidential relationships against the national distributor defendants and Murdoch Magazines were dismissed with prejudice. The Robinson-Patman claims remain, along with certain statutory claims. On February 4, 2002, the defendants, including Murdoch Magazines, filed their answers and counterclaims against plaintiffs. The counterclaims seek recovery of tens of millions of dollars owed by plaintiffs to the national distributors, including Murdoch Magazines, for unpaid invoices. On March 13, 2002, plaintiffs replied to the defendants' answers and counterclaims and asserted a number of affirmative defenses and reply counterclaims that revived certain contractual and tort claims that the Court had previously dismissed. The defendants, including Murdoch Magazines, are moving to strike and dismiss these affirmative defenses and reply counterclaims. In the meantime, the Court has set a two-year discovery period to conclude by April 2004, and discovery has been proceeding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits

     None

     b.  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GEMSTAR-TV GUIDE INTERNATIONAL, INC.
                                                     (Registrant)


Date: May 15, 2002                      By:       /s/  ELSIE MA LEUNG
                                            ------------------------------------
                                                       Elsie Ma Leung
                                                       Co-President,
                                            Chief Financial Officer and Director
                                                 (Principal Financial and
                                                     Accounting Officer)