Form 10-Q/A
period 2002-03-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2002-11-14
CIK 923282

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   As of March 31, 2002, there were outstanding 414,881,000 shares of the registrant's Common Stock, par value $0.01 per share.

================================================================================

                               EXPLANATORY NOTE

   This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this "Amendment No. 1") for Gemstar-TV Guide International, Inc. (the "Company") for the quarter ended March 31, 2002, includes an amendment and restatement of the items described below contained in the Company's Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission ("SEC") on May 15, 2002. The restated Unaudited Condensed Consolidated Financial Statements included in this Amendment No. 1 have not been audited or reviewed by an independent accounting firm and, therefore, should not be relied upon. Such items were amended and restated by Amendment No. 2 to Form 10-K as filed by the Company on November 14, 2002 to amend and restate certain items contained in the Company's Annual Report on Form 10-K originally filed with the SEC on April 1, 2002, and as amended by Amendment No. 1 on Form 10-K/A originally filed with the SEC on April 30, 2002.

   This Amendment No. 1 includes restatements of current and prior year information:

   . To restate the Company's Unaudited Condensed Consolidated Financial Statements for the three month periods ended March 31, 2002 and 2001, to correct the accounting for the acquisition of certain intellectual property acquired in 2001, to reverse revenue recognized under an expired license agreement and to make certain other adjustments, as more fully described in Note 2 to the Company's Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements;

   . To amend Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement; and

   . To include in Note 12, Subsequent Events, information with respect to events that occurred subsequent to the original filing of the Quarterly Report on Form 10-Q, including, but not limited to, a formal investigation of the Company by the SEC and the potential delisting of the Company's securities from the Nasdaq National Market.

   In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this Quarterly Report on Form 10-Q continues to speak as of the date of the original filing of the Quarterly Report on Form 10-Q on May 15, 2002, and the Company has not updated the disclosures in this report to speak as of a later date (except for Note 12 to the Unaudited Condensed Consolidated Financial Statements with respect to subsequent events through the date of this amendment). All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Company's reports, as amended, filed with the SEC for periods subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

   Rule 10-01(d) of Regulation S-X requires interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the SEC. The accompanying financial statements, as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001, have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 71, Review of Interim Financial Information ("SAS 71"), and, therefore, should not be relied upon. Accordingly, the Unaudited Condensed Consolidated Financial Statements included in this Amendment No. 1 are deficient and do not comply with the requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder. As a result, the Company's new Chief Executive Officer and Acting Chief Financial Officer, who were appointed on November 7, 2002, are unable to make the certifications required by Section 906 of the Sarbanes-Oxley Act.

   The Company recently engaged a new independent accounting firm to audit its consolidated financial statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements discussed in this report. In connection with such review, the Company will be reviewing its accounting policies to ensure compliance with accounting principles generally accepted in the United States of America.

Specifically the Company will be focusing on the accounting for licensing and advertising revenues, including but not limited to, revenues from strategic customers and multi-platform advertisers. The Company intends to further amend this Quarterly Report on Form 10-Q to include such reviewed Condensed Consolidated Financial Statements as promptly as practicable after such review has been completed. However, there can be no assurance as to when such review will be completed. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of the policies to various types of transactions, the Company will further restate these Unaudited Condensed Consolidated Financial Statements presented herein in an additional amendment to the Quarterly Report on Form 10-Q for the period ended March 31, 2002. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

   In addition, there are certain recent developments that have occurred between March 31, 2002 and the date of filing of this report that could have a material impact on the Company's business, results of operations and financial condition, as described in Note 12, Subsequent Events, to the Unaudited Condensed Consolidated Financial Statements.

   In addition, the Company has been unable to determine that its disclosure controls are effective and its new Chief Executive Officer and Acting Chief Financial Officer are unable to provide the certifications required under the Sarbanes-Oxley Act of 2002.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                                     INDEX

                                                                                              Page
                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements--

        Unaudited Condensed Consolidated Balance Sheets (Restated)...........................   1

        Unaudited Condensed Consolidated Statements of Operations (Restated).................   2

        Unaudited Condensed Consolidated Statements of Stockholders' Equity (Restated).......   3

        Unaudited Condensed Consolidated Statements of Cash Flows (Restated).................   4

        Notes to Unaudited Condensed Consolidated Financial Statements.......................   5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  31

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................................  57

Signature....................................................................................  58

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                     Restated      Restated
                                                                     March 31,   December 31,
                                                                       2002        2001(1)
                                                                    -----------  ------------
                              ASSETS
Current assets:
   Cash and cash equivalents....................................... $   413,700   $  349,250
   Marketable securities...........................................      17,694       42,212
   Receivables, net................................................     260,593      285,076
   Deferred tax asset..............................................      19,081       14,957
   Other current assets............................................      34,609       38,391
                                                                    -----------   ----------
       Total current assets........................................     745,677      729,886
Property and equipment, net........................................      82,552       87,950
Intangible assets, net.............................................   8,225,535    8,621,735
Marketable securities and other investments........................     107,159      107,569
Other assets.......................................................      26,502       25,888
                                                                    -----------   ----------
                                                                    $ 9,187,425   $9,573,028
                                                                    ===========   ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses........................... $   290,791   $  285,761
   Current portion of long-term debt and capital lease obligations.      69,737       62,201
   Current portion of deferred revenue.............................     245,286      261,420
                                                                    -----------   ----------
       Total current liabilities...................................     605,814      609,382
Deferred tax liability.............................................     945,445    1,086,724
Long-term debt and capital lease obligations, less current portion.     233,002      271,029
Deferred revenue, less current portion.............................      98,885      109,507
Other liabilities..................................................       6,631        6,286

Commitments and contingencies (Note 7)
Stockholders' equity:
   Preferred stock, par value $.01 per share.......................          --           --
   Common stock, par value $.01 per share..........................       4,180        4,179
   Additional paid-in capital......................................   8,365,487    8,360,289
   Accumulated deficit.............................................  (1,053,345)    (838,638)
   Accumulated other comprehensive income, net of tax..............      24,232       24,101
   Unearned compensation...........................................      (8,063)     (24,988)
   Treasury stock, at cost.........................................     (34,843)     (34,843)
                                                                    -----------   ----------
       Total stockholders' equity..................................   7,297,648    7,490,100
                                                                    -----------   ----------
                                                                    $ 9,187,425   $9,573,028
                                                                    ===========   ==========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
--------
(1) Restated in Amendment No. 2 to Form 10-K/A filed on November 14, 2002.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                Restated
                                                                           Three Months Ended
                                                                                March 31,
                                                                          --------------------
                                                                             2002       2001
                                                                          ---------  ---------
Revenues................................................................. $ 290,608  $ 322,973
Operating expenses:
   Operating expenses, excluding stock compensation and depreciation and
     amortization........................................................   194,494    222,225
   Stock compensation....................................................    16,925      9,145
   Depreciation and amortization.........................................   116,475    238,568
                                                                          ---------  ---------
                                                                            327,894    469,938
                                                                          ---------  ---------
Operating loss...........................................................   (37,286)  (146,965)
Interest expense.........................................................    (2,624)   (11,551)
Other (expense) income, net..............................................    (8,255)     1,874
                                                                          ---------  ---------
Loss before income taxes and cumulative effect of an accounting change...   (48,165)  (156,642)
Income tax benefit.......................................................   (21,225)   (21,280)
                                                                          ---------  ---------
Loss before cumulative effect of an accounting change....................   (26,940)  (135,362)
Cumulative effect of an accounting change, net of tax....................  (187,767)        --
                                                                          ---------  ---------
Net loss................................................................. $(214,707) $(135,362)
                                                                          =========  =========

Basic and diluted loss per share:
   Loss before cumulative effect of an accounting change................. $   (0.06) $   (0.33)
   Cumulative effect of an accounting change, net of tax.................     (0.45)        --
                                                                          ---------  ---------
   Net loss.............................................................. $   (0.51) $   (0.33)
                                                                          =========  =========

Weighted average shares outstanding......................................   414,785    411,197
Dilutive effect of stock options.........................................        --         --
                                                                          ---------  ---------
Weighted average shares outstanding, assuming dilution...................   414,785    411,197
                                                                          =========  =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                                               Restated
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                        ----------------------
                                                                                           2002        2001
                                                                                        ----------  ----------
Balance at beginning of period......................................................... $7,490,100  $8,025,240
Net loss...............................................................................   (214,707)   (135,362)
Other comprehensive income (loss)......................................................        131     (11,079)
                                                                                        ----------  ----------
Comprehensive loss.....................................................................   (214,576)   (146,441)
Other, principally shares issued pursuant to stock option plans, including tax benefit,
  and amortization of unearned compensation............................................     22,124      13,619
                                                                                        ----------  ----------
Balance at end of period............................................................... $7,297,648  $7,892,418
                                                                                        ==========  ==========



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                          Restated
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    --------------------
                                                                                       2002       2001
                                                                                    ---------  ---------
Cash flows from operating activities:
   Net loss........................................................................ $(214,707) $(135,362)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Cumulative effect of an accounting change, net of tax.......................   187,767         --
       Depreciation and amortization...............................................   116,475    238,568
       Deferred income taxes.......................................................   (34,567)   (52,070)
       Tax benefit associated with stock options...................................     4,665      2,560
       Stock compensation expense..................................................    16,925      9,145
       Investment write down.......................................................     4,578      2,000
       Changes in operating assets and liabilities:
          Receivables..............................................................    24,483     31,421
          Other assets.............................................................     4,245      1,574
          Accounts payable, accrued expenses and other liabilities.................     9,000      4,245
          Deferred revenue.........................................................   (27,107)   (26,097)
                                                                                    ---------  ---------
              Net cash provided by operating activities............................    91,757     75,984
                                                                                    ---------  ---------
Cash flows from investing activities:
   Investments and acquisitions....................................................        --     (8,509)
   Purchases of marketable securities..............................................    (6,549)   (38,084)
   Sales and maturities of marketable securities...................................    26,693     38,661
   Additions to property, plant and equipment......................................    (2,359)    (6,087)
   Additions to intangible assets..................................................   (10,483)    (4,857)
                                                                                    ---------  ---------
              Net cash provided by (used in) investing activities..................     7,302    (18,876)
                                                                                    ---------  ---------
Cash flows from financing activities:
   Repayments of bank credit facilities and capital lease obligations..............   (30,491)   (21,048)
   Proceeds from exercise of stock options.........................................       533      1,914
   Distributions to minority interests.............................................    (4,630)    (3,670)
                                                                                    ---------  ---------
              Net cash used in financing activities................................   (34,588)   (22,804)
                                                                                    ---------  ---------
Effect of exchange rate changes on cash and cash equivalents.......................       (21)      (223)
                                                                                    ---------  ---------
              Net increase in cash and cash equivalents............................    64,450     34,081
Cash and cash equivalents at beginning of period...................................   349,250    488,046
                                                                                    ---------  ---------
Cash and cash equivalents at end of period......................................... $ 413,700  $ 522,127
                                                                                    =========  =========

Supplemental disclosures of cash flow information:
   Cash paid for income taxes...................................................... $   4,850  $  16,861
   Cash paid for interest..........................................................     2,585     13,379

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2002

(1) Organization and Basis of Presentation

   Gemstar-TV Guide International, Inc., a Delaware corporation ("Gemstar" or together with its consolidated subsidiaries, the "Company"), is a leading global technology and media company focused on consumer entertainment.

   The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting policies described in the Company's 2001 Annual Report on Form 10-K, as amended, and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

   The accompanying Unaudited Condensed Consolidated Financial Statements have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 71, Review of Interim Financial Information ("SAS 71"), and, therefore, should not be relied upon.

   The Company's Unaudited Condensed Consolidated Statements of Operations and Cash flows for the three months ended March 31, 2002 and 2001 and its Unaudited Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 have been restated (see Note 2). All related dollar and per share amounts have been adjusted throughout the Notes to the Unaudited Condensed Consolidated Financial Statements.

   Certain financial statement items for prior periods have been reclassified to conform with the 2002 presentation. See Note 3.

(2) Restatement

   Following the recommendation of the Audit Committee of the Company's Board of Directors, the Company made a determination to restate its previously filed consolidated financial statements for the year ended December 31, 2001, including the interim periods within that year and the period ended March 31, 2002 related to the following transactions:

   (a) The Company entered into a transaction comprised of a series of agreements beginning in the first quarter of 2001 and completed in the second quarter of 2001, in which the Company (1) acquired the intellectual property of a private company in exchange for $750,000 cash and advertising with a fair value of $20 million, and (2) paid $2 million in exchange for an option to purchase certain assets of the private company at a price of

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

$3 million (the "Option"). The sellers of the intellectual property have the right to require the exercise of the Option if certain performance criteria are met. Additionally the Company was conditionally obligated to pay $250,000 upon the successful transfer of certain patents to the Company. The $250,000 was paid in the third quarter of 2002.

   Initially, the Company recorded the intellectual property purchased at an amount equal to the $750,000 cash paid to the sellers plus advertising with a fair value of $20 million granted to the sellers. In addition, the Option and related legal costs were recorded as an investment of $2.5 million. During 2001, the Company recognized $20 million of advertising revenue and fully amortized the $20.75 million of intellectual property.

   Notwithstanding the contractual terms of the transaction, the Company did not find sufficient contemporaneous evidence to justify the $20.75 million valuation for the intellectual property received. The intellectual property was not appraised at the time of the transaction. Given the substance of the negotiations considered as a whole, the Company concluded that the most reliable evidence of the valuation of the intellectual property was the cash component of the transaction negotiated and agreed upon by the parties. Consequently, the Company determined that the best evidence of the fair value of the intellectual property was $6 million, which was the total amount of cash consideration that the sellers had requested and could receive under the terms of the transaction.

   Accordingly, the Company determined that the transaction should be recorded as the acquisition of intellectual property for cash and related expenses totaling $3.4 million. Consequently, the Company reversed $20 million of advertising revenue as well as $20.75 million of amortization expense. The $3.4 million recorded as intellectual property is being amortized over its estimated useful life of eight years.

   The effect of the restatement adjustment on the three months ended March 31, 2001 was to reduce revenues by $1.9 million. This restatement reduced revenues of the Interactive Platform Sector by approximately 13% for the three months ended March 31, 2001, as calculated before restatement.

   (b) The Company recognized $113.5 million in licensing revenues from January 1, 2000 through March 31, 2002 under an expired license agreement with Scientific-Atlanta, Inc. ("Scientific-Atlanta"). Such revenue had been recognized under Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as the Company believed there was persuasive evidence that an arrangement existed, delivery occurred or services had been provided, a portion of the license fees under the agreement was determinable, and the amount recognized was deemed to be collectible.

   In consultation with its recently engaged independent accounting firm, the Company determined that it had misapplied the collectibility criteria of SAB 101, as there was insufficient contemporaneous evidence of

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Scientific-Atlanta's intent to pay. Accordingly, the Company has restated its previously filed financial statements for the three month periods ended March 31, 2002 and 2001 for the reversal of licensing revenues related to Scientific-Atlanta. The effect of the restatement adjustment on the three months ended March 31, 2002 and 2001 was to reduce revenues by $5.8 million and $17.3 million respectively.

   (c) The Company discovered that a clerical error had been made in the calculation of the value of warrants that were received in connection with a licensing transaction in the second quarter of 2001. The effect of correcting the error was to reduce the value of the warrants and related deferred revenue by $11.8 million at the date of the transaction. In addition, deferred revenue accreted into earnings over an 18-year period was reduced by $164,000 during the three month period ended March 31, 2002 as a result of the corrected warrant valuation. During the fourth quarter of 2001, the writedown of the fair value of the investment in the warrants decreased from $10.4 million as originally recorded to $5.2 million as adjusted.

   (d) The Company determined that one of its equity affiliates incorrectly accounted for warrants of one of its investees. Specifically, the equity affiliate incorrectly accounted for these warrants under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, instead of under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The impact of the restatement as of December 31, 2001 is to increase accumulated deficit and increase accumulated other comprehensive income by $9.1 million each. The impact of the restatement for the three month period ended March 31, 2002 is to record a reduction of investments and a charge to other income (expense) of $4.6 million.

   (e) In recording the above mentioned restatements, the Company also recorded the applicable tax effects.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The Unaudited Condensed Consolidated Financial Statements as of March 31, 2002 and December 31, 2001 and for the three month periods ended March 31, 2002 and 2001 and notes thereto have been restated to include the effects of the corrections described above. The following financial statement line items were impacted:

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                    As                        As
                                                                Previously                Previously
                                                    Restated     Reported     Restated     Reported
                                                    March 31,   March 31,   December 31, December 31,
                                                      2002         2002         2001         2001
                                                   -----------  ----------  ------------ ------------
Receivables, net.................................. $   260,593  $  374,049   $  285,076   $  392,717
Total current assets..............................     745,677     859,133      729,886      837,527
Intangible assets, net............................   8,225,535   8,222,456    8,621,735    8,618,544
Marketable securities and other investments.......     107,159     120,398      107,569      116,732
Total assets......................................   9,187,425   9,311,041    9,573,028    9,686,641
Accounts payable and accrued expenses.............     290,791     290,775      285,761      285,642
Current portion of deferred revenue...............     245,286     244,784      261,420      261,082
Total current liabilities.........................     605,814     605,296      609,382      608,925
Deferred tax liability............................     945,445     990,494    1,086,724    1,127,933
Deferred revenue, less current portion............      98,885     110,206      109,507      121,330
Accumulated deficit...............................  (1,053,345)   (979,860)    (838,638)    (771,879)
Accumulated other comprehensive income, net of tax      24,232      18,511       24,101       18,380
Total stockholders' equity........................   7,297,648   7,365,412    7,490,100    7,551,138
Total liabilities and stockholders' equity........   9,187,425   9,311,041    9,573,028    9,686,641

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                         As                    As
                                                                     Previously            Previously
                                                          Restated    Reported  Restated    Reported
                                                            Three      Three      Three      Three
                                                           Months      Months    Months      Months
                                                            Ended      Ended      Ended      Ended
                                                          March 31,  March 31,  March 31,  March 31,
                                                            2002        2002      2001        2001
                                                          ---------  ---------- ---------  ----------
Revenues................................................. $ 290,608  $ 296,587  $ 322,973  $ 342,199
Depreciation and amortization............................   116,475    116,362        n/a        n/a
Total operating expenses.................................   327,894    327,781        n/a        n/a
Operating loss...........................................   (37,286)   (31,194)  (146,965)  (127,739)
Other (expense) income, net..............................    (8,255)    (3,678)       n/a        n/a
Loss before income taxes and cumulative effect on an
  accounting change......................................   (48,165)   (37,496)  (156,642)  (137,416)
Income tax benefit.......................................   (21,225)   (17,282)   (21,280)   (14,176)
Loss before cumulative effect of an accounting change....   (26,940)   (20,214)  (135,362)  (123,240)
Net loss.................................................  (214,707)  (207,981)  (135,362)  (123,240)
Basic and diluted loss per share:
   Loss before cumulative effect of an accounting change.     (0.06)     (0.05)      (.33)      (.30)
   Net loss..............................................     (0.51)     (0.50)      (.33)      (.30)

                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                             STOCKHOLDERS' EQUITY
                                (In thousands)

                                                As                      As
                                            Previously              Previously
                                 Restated    Reported    Restated    Reported
                                   Three      Three        Three      Three
                                  Months      Months      Months      Months
                                   Ended      Ended        Ended      Ended
                                 March 31,  March 31,    March 31,  March 31,
                                   2002        2002        2001        2001
                                ----------  ----------  ----------  ----------
 Balance at beginning of period $7,490,100  $7,551,138  $8,025,240  $8,055,963
 Net loss......................   (214,707)   (207,981)   (135,362)   (123,240)
 Total comprehensive loss......   (214,576)   (207,850)   (146,441)   (134,319)
 Balance at end of period......  7,297,648   7,365,412   7,892,418   7,935,263

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                        As                    As
                                                                    Previously            Previously
                                                         Restated    Reported  Restated    Reported
                                                           Three      Three      Three      Three
                                                          Months      Months    Months      Months
                                                           Ended      Ended      Ended      Ended
                                                         March 31,  March 31,  March 31,  March 31,
                                                           2002        2002      2001        2001
                                                         ---------  ---------- ---------  ----------
Net loss................................................ $(214,707) $(207,981) $(135,362) $(123,240)
Adjustment to reconcile net loss to net cash provided by
  operating activities:
   Depreciation and amortization........................   116,475    116,362        n/a        n/a
   Deferred income taxes................................   (34,567)   (30,727)   (52,070)   (45,676)
   Investment write down................................     4,578        n/a        n/a        n/a
Changes in operating assets and liabilities:
   Receivables..........................................    24,483     18,668     31,421     12,194
   Accounts payable, accrued expenses and other
     liabilities........................................     9,000      9,102      4,245      4,956
   Other assets.........................................     4,245      4,083        n/a        n/a

(3) Reclassification--Cooperative Advertising and Product Placement Costs

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(4) Accounting Change--Goodwill and Intangible Assets

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

   In connection with the adoption of Statement 142, management has determined that certain of the Company's trademarks and trade names and the Company's publishing rights have indefinite useful lives. Pursuant to the transitional rules of Statement 142, management has performed an impairment test of these assets, which resulted in an impairment charge of $297.8 million ($187.8 million, net of tax, or $(0.45) per diluted share). This charge has been recorded as the cumulative effect of an accounting change in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2002. The impairment charge represents the excess of the carrying amount of a trademark over its estimated fair value as determined by management, with the assistance of outside valuation experts, utilizing the relief from royalty valuation method. This method estimates the benefit to the Company resulting from owning rather than licensing the trademark. The pre-tax charge impacted the Company's segments as follows: Technology and Licensing $133.9 million; Interactive Platform $129.8 million; and Media and Services $34.1 million.

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

                                                                                        Restated Three Months
                                                                                          Ended March 31,
                                                                                        -------------------
                                                                                          2002        2001
                                                                                        --------   ---------
Reported loss before cumulative effect of an accounting change......................... $(26,940)  $(135,362)
Add back: Goodwill amortization........................................................       --     113,125
Add back: Indefinite lived intangible assets amortization, net of tax..................       --       6,251
                                                                                        --------   ---------
Adjusted loss before cumulative effect of an accounting change......................... $(26,940)  $ (15,986)
                                                                                        ========   =========
Basic and diluted loss per share before cumulative effect of an accounting change:
   Reported............................................................................ $  (0.06)  $   (0.33)
   Add back: Goodwill amortization.....................................................       --        0.28
   Add back: Indefinite lived intangible assets amortization, net of tax...............       --        0.02
                                                                                        --------   ---------
   Adjusted basic and diluted loss per share before cumulative effect of an accounting
     change............................................................................ $  (0.06)  $   (0.03)
                                                                                        ========   =========

   Changes in the carrying amount of goodwill and intangible assets with indefinite lives for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

                                             2002                             2001
                               -------------------------------- -------------------------------
                                          Trademark                         Trademark
                                          and Trade  Publishing             and Trade Publishing
                                Goodwill    Name       Rights    Goodwill     Name      Rights
                               ---------- ---------  ---------- ----------  --------- ----------
Balance at December 31,....... $5,485,807 $ 653,018   $240,407  $5,901,967  $662,613   $259,398
Current period additions and
  adjustments to preliminary
  purchase price allocation...         --        --         --     (51,339)       14         --
Amortization expense..........         --        --         --    (113,125)   (4,247)    (5,667)
Transitional impairment charge         --  (297,807)        --          --        --         --
                               ---------- ---------   --------  ----------  --------   --------
Balance at March 31,.......... $5,485,807 $ 355,211   $240,407  $5,737,503  $658,380   $253,731
                               ========== =========   ========  ==========  ========   ========

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   In conjunction with the adoption of Statement 142, the Company reassessed the useful lives and residual values of its finite-lived intangible assets acquired in purchase business combinations and determined that no revisions were necessary. Intangible assets with finite lives at March 31, 2002 and December 31, 2001 are as follows (in thousands):

                                                                                     Amortization
                                                            Accumulated                 Period
                                                    Cost    Amortization Net Balance   (Years)
                                                 ---------- ------------ ----------- ------------
March 31, 2002--Restated
Intangible assets with finite lives:
   Contracts.................................... $1,932,000  $(333,242)  $1,598,758      5-10
   Customer lists...............................    722,781   (369,559)     353,222       3-5
   Patents......................................    231,883    (41,134)     190,749      5-15
   Other........................................      2,072       (691)       1,381         5
                                                 ----------  ---------   ----------
       Total finite-lived intangible assets..... $2,888,736  $(744,626)  $2,144,110
                                                 ==========  =========   ==========

December 31, 2001--Restated
Intangible assets with finite lives:
   Contracts.................................... $1,932,000  $(284,742)  $1,647,258      5-10
   Customer lists...............................    722,781   (315,004)     407,777       3-5
   Patents......................................    221,364    (35,348)     186,016      5-15
   Other........................................      2,041       (589)       1,452         5
                                                 ----------  ---------   ----------
       Total finite-lived intangible assets..... $2,878,186  $(635,683)  $2,242,503
                                                 ==========  =========   ==========

   Amortization expense was $108.9 million (restated) and $228.8 million for the three months ended March 31, 2002 and 2001, respectively. Estimated amortization expense (restated) for the remainder of 2002 and the succeeding five years is expected to be as follows: $320.8 million--2002 (remainder); $345.1 million--2003; $248.7 million--2004; $232.3 million--2005; $213.0 million--2006; and $207.8 million--2007.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(5) Business Combinations

  SkyMall Transaction

   On July 18, 2001, the Company acquired all of the outstanding common stock of SkyMall. Under the terms of the agreement, SkyMall's stockholders received
0.03759 shares of Gemstar common stock and $1.50 for each share of SkyMall common stock outstanding. The Unaudited Condensed Consolidated Financial Statements include the results of operations of SkyMall from July 18, 2001. SkyMall is a specialty retailer that provides a large selection of premium-quality products and services to consumers from a wide variety of merchants and partners. Gemstar's principal reasons for the merger were as follows:

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

   The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). The Company is in the process of finalizing the allocation of the purchase price, which is subject to adjustment; however, the Company does not expect any significant adjustments to the reported amounts as a result of the final purchase price allocation. The preliminary purchase price allocation

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

includes $1.3 million in provisions for exit and separation costs, all of which were included in liabilities at March 31, 2002 and December 31, 2001. The Company expects the provisions for exit and separation costs to be expended during 2002.

                       Assets
                          Current assets......... $ 8,464
                          Property and equipment.   7,207
                          Intangible assets......   7,700
                          Other assets...........      23
                          Goodwill...............  62,474
                                                  -------
                                                   85,868
                       Liabilities:
                          Current liabilities....  35,780
                                                  -------
                       Net purchase price........ $50,088
                                                  =======

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

   The following unaudited pro forma financial information reflects the Company's results of operations for the three months ended March 31, 2001 as though the SkyMall transaction had been completed as of January 1, 2001 (in thousands, except per share amounts):

                                              Restated Three Months
                                                 Ended March 31,
                                              --------------------
                                                 2002       2001
                                              ---------  ---------
             Revenues........................ $ 290,608  $ 333,983
             Net loss........................  (214,707)  (135,835)
             Basic and diluted loss per share     (0.51)     (0.33)

  TV Guide Transaction

   For the three months ended March 31, 2002, approximately $7.8 million ($7.3 million in third-party contract termination costs and $520,000 in separation costs) has been charged against the reserve for third-party contract

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

  WGN Superstation Transaction (Restated)

   In April 2001, the Company sold the business that distributes the WGN Superstation signal for approximately its net book value. Concurrent with this transaction, the Company received a $100 million advertising commitment over a six year period from the acquirer.

(6) Receivables

   At March 31, 2002, approximately $105.9 million, or 41%, of the Company's net receivables (restated) are due from five entities.

(7) Credit Arrangements (Restated)

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

   The Company is a party to a loan guaranty to assist a printing services supplier in obtaining a line of credit and term loans with a bank. The maximum exposure to the Company created this guaranty is $10.0 million.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(8) Legal Proceedings

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

(9) Related Party Transactions

   In connection with the acquisition of TV Guide in 2000, News Corp. became a stockholder of the Company. As of March 31, 2002, News Corp. directly and indirectly owns approximately 42% of the Company's outstanding common stock and has the right to designate six directors on the Company's board. The Company earned advertising revenues of $4.6 million and $7.4 million for the three months ended March 31, 2002 and 2001, respectively, from entities controlled by News Corp. During those same periods, the Company acquired programming from News Corp. controlled entities of $1.7 million and $2.6 million, respectively. Prior

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

(10) Segment Information

   The Company organizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (including the interactive program guides ("IPGs") currently marketed under brands such as GUIDE Plus+(R) and TV Guide(R) Interactive, the VCR Plus+(R) system and electronic book ("eBook") technology marketed under brands such as the Gemstar eBook(TM)); the Interactive Platform Sector, which derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG Network/SM/ ("TVG"), SkyMall catalog sales, Superstar/Netlink Group ("SNG") and other non-interactive platforms and media properties.

   The Company's reportable segments are strategic business units that offer different products and services and compete in different industries. The Company's chief operating decision maker uses EBITDA (operating

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

income before stock compensation expense and depreciation and amortization) to evaluate the performance of the three segments. Assets of the reportable segments are not relevant for management of the businesses.

   Segment information for the three-month periods ended March 31, 2002 and 2001 is as follows (in thousands):

                                               Restated Three Months
                                                Ended March 31,
                                               --------------------
                                                 2002       2001
                                                --------  --------
               Technology and Licensing Sector
                  Revenues(4)................. $ 55,807   $ 54,709
                  Operating Expenses(1)(4)....   11,628     15,765
                                                --------  --------
                  EBITDA(2)................... $ 44,179   $ 38,944
                                                ========  ========
               Interactive Platform Sector
                  Revenues(4)................. $ 22,008   $ 12,777
                  Operating Expenses(1)(3)(4).   20,299     20,997
                                                --------  --------
                  EBITDA(2)................... $  1,709   $ (8,220)
                                                ========  ========
               Media and Services Sector
                  Revenues(3)(4).............. $212,793   $255,487
                  Operating Expenses(1)(3)(4).  162,567    185,463
                                                --------  --------
                  EBITDA(2)................... $ 50,226   $ 70,024
                                                ========  ========
               Consolidated
                  Revenues(4)................. $290,608   $322,973
                  Operating Expenses(1)(4)....  194,494    222,225
                                                --------  --------
                  EBITDA(2)................... $ 96,114   $100,748
                                                ========  ========

--------
(1) Operating expenses means operating expenses, excluding stock compensation expense and depreciation and amortization.
(2) EBITDA means operating income before noncash stock compensation expense and depreciation and amortization. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the condensed consolidated financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
(3) Commencing January 1, 2002, the operating costs of the media sales group have been allocated to the various business units based on advertising revenue dollars earned. Prior period results, which included media sales group commissions reported as revenues by the Media and Services Sector, have been reclassified to reflect such commission revenues as a reduction of expenses in the Media and Services Sector. Effective January 1, 2002, the Company revised its method of allocating corporate expenses to the business sectors concurrent with a reorganization of certain corporate functions. Had the new methodology been in effect in 2001, operating expenses for each of the sectors would have increased (decreased) approximately as follows: Technology and Licensing Sector--($800,000), Interactive Platform Sector--($1.2 million) and Media and Services Sector--$2.0 million.
(4) The Company's financial statements are presented in accordance with the guidance provided by EITF No. 01-09 effective for periods commencing after December 31, 2001. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in decreases in revenues of $9.3 million and $1.0 million for the Technology and Licensing Sector and Media and Services Sector, respectively, and decreases in expenses of $5.5 million, $3.8 million and $1.0 million for the Technology and Licensing Sector, Interactive Platform Sector and Media and Services Sector, respectively, for the three months ended March 31, 2001, resulting in a total reduction of $10.3 million in both consolidated revenues and expenses for the 2001 period.

(11) Income Taxes (Restated)

   The provision for income tax benefit as a percentage of loss before income taxes and cumulative effect of an accounting change was 44% for the three-month period ended March 31, 2002 compared to 14% for the same period in 2001. The net increase in the effective tax rate is primarily due to the change in the treatment of amortization of goodwill in accordance with Statement 142, which has no associated impact on the provision for income taxes.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(12) Subsequent Events (Restated)

  Management Restructuring

   On August 14, 2002, the Company announced that News Corp., Dr. Henry Yuen, Chief Executive Officer, and Elsie Leung, Chief Financial Officer, submitted a joint proposal to the Company's Board of Directors to restructure the Company's management and to settle disputes among the parties. The Board of Directors formed a committee of independent directors to consider the proposal and to make a recommendation to the Board concerning the proposal. The Special Committee, with the assistance of its independent legal advisors, evaluated the proposal. On November 7, 2002, the Board of Directors approved and the Company executed definitive documentation related to this restructuring. Dr. Yuen resigned as Chief Executive Officer of the Company. Dr. Yuen will continue as Chairman of the Board in a non-executive capacity and, under a new five-year employment agreement, will lead a business unit formed to pursue international business development opportunities. In that role, Dr. Yuen will also strive to enhance and improve the Company's interactive program guides and interactive technologies. As part of the agreement, Dr. Yuen assigned to the Company all intellectual property relating to the Company's business that he has developed and develops in the future in his new role. In addition, he has granted the Company the right of first refusal to certain future inventions related to interactive television and interactive programming guides for a period of time. Jeff Shell has been named Chief Executive Officer succeeding Dr. Yuen. Additionally, the Company appointed Paul Haggerty as Acting Chief Financial Officer. Mr. Haggerty, currently Executive Vice President for Finance at News Corp., which owns approximately 43 percent of the outstanding stock of the Company, succeeds Elsie Leung. Ms. Leung will remain as a member of the Board and, under a new three-year agreement, will work with Dr. Yuen to pursue international opportunities for the Company. The Company will be conducting a search for a permanent Chief Financial Officer.

   The Company expects to record a charge related to this settlement agreement in the fourth quarter of 2002.

   Dr. Yuen will receive approximately $22 million and Ms. Leung approximately $7 million as termination payments for their existing contracts. The cash payable to Dr. Yuen and Ms. Leung under this settlement, as well as other accrued but unpaid amounts due under their employment agreements totaling $8 million, will be held by the Company in a segregated account for up to six months pending possible deposit of all or a portion of such cash into an escrow account pursuant to the Sarbanes-Oxley Act. In addition, approximately 20 million outstanding options held by Dr. Yuen and Ms. Leung were cancelled. The Company currently intends to grant Dr. Yuen and Ms. Leung approximately 8 million shares of restricted stock and approximately 9 million new stock options in connection with their termination, employment and other future agreements.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  SEC Formal Investigation

   On October 17, 2002, the U.S. Securities and Exchange Commission ("SEC") issued a formal order of investigation to determine whether there have been violations of the federal securities laws. The Company previously disclosed that it has been in discussions with the SEC regarding this internal review. By formalizing this previously informal discussion, the SEC will have the ability to subpoena individuals and entities in order to gather more information. The Company intends to continue to fully cooperate with the SEC as it moves forward in its process.

  Nasdaq Delisting Proceeding

   On August 19, 2002, the Company received a Nasdaq Staff Determination that its securities are subject to delisting from the Nasdaq National Market because the Company failed to file its Form 10-Q for the quarter ended June 30, 2002 on or before August 14, 2002. On November 8, 2002, the Nasdaq Listing Qualifications Panel granted the Company's request for an exception to continue its listing on the Nasdaq National Market based on the following conditions:

   . On or before November 19, 2002, the Company must file with the SEC and Nasdaq the Form 10-Q for the quarter ended September 30, 2002, notwithstanding the absence of the requisite SAS 71 accountant review.

   . On or before March 3, 2003, the Company must file with the SEC and Nasdaq all necessary amended filings for fiscal 2000, 2001 and 2002, including affirmative statements that the filings have been reviewed and/or audited in accordance with SEC requirements.

   . On or before March 31, 2003, the Company must file with the SEC and Nasdaq the Form 10-K for the fiscal year ended December 31, 2002; and

   . On or before June 30, 2003, the Company must solicit proxies and hold an annual meeting for fiscal 2001.

   To fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq National Market. The Nasdaq Panel also reserved its right to modify, alter or extend the terms of this exception upon a review of the Company's reported financial results.

  Significant Patent Litigation Rulings

   On June 21, 2002, an Administrative Law Judge issued a Final Initial Determination ("ID") in a United States International Trade Commission ("ITC") proceeding denying the Company's request for an exclusionary order to prevent further importation of certain set-top boxes containing interactive program guides which the Company

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

believes infringe some of its patents. The ITC determined not to review this decision on August 29, 2002. On October 25, 2002, the Company filed a notice of appeal of the ITC determination to the United States Court of Appeals for the Federal Circuit.

   On July 2, 2002, the United States District Court for the Western District of North Carolina in the legal proceeding SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. (the "SuperGuide case") ruled that certain of the defendants' products did not infringe the SuperGuide patents, and on July 25, 2002, the court dismissed all remaining claims in the case. The Company was a third-party defendant in this matter and had joined in SuperGuide's infringement allegations against one of the defendants, EchoStar Communications Corporation. The Company has filed a notice of appeal of this decision to the United States Court of Appeals for the Federal Circuit.

   The Company is a party to certain proceedings consolidated in the United States District Court for the Northern District of Georgia by the Judicial Panel on Multi-District Litigation against Scientific-Atlanta and Pioneer, among other parties and involving several patents (the "MDL case"). On
August 30, 2002, the Company received an order from that Court finding that two of the patents involved in these cases were not infringed by certain digital set-top box products produced by Scientific-Atlanta and Pioneer. On November 4, 2002, the Court ruled that the remaining Scientific-Atlanta and Pioneer products at issue in this proceeding were not infringed by the two patents that were the subject of the August 30th ruling. The Company intends to seek review of these decisions in the most expedited manner possible.

   The MDL proceedings also involve three patents which were involved in the SuperGuide case. The non-infringement rulings on July 2, 2002 and July 25, 2002 were based in part on a previous ruling of that Court interpreting the scope of the patents at issue. On October 25, 2002, the Georgia Court hearing the MDL cases ruled that it was obligated to accept the North Carolina Court's ruling on the scope of the patents at issue without deciding whether the underlying ruling was correct as a matter of law. The Georgia Court has not ruled on Scientific-Atlanta's infringement of these three patents under this interpretation.

   The Company assessed the impact of these rulings on its assumptions and estimates in applying its accounting policies as follows:

   The Company's accounting policy with respect to patent prosecution and litigation costs incurred to protect, strengthen and enforce the Company's intellectual property rights is to defer such costs as intangible assets and to amortize them using the straight-line method over the remaining lives of the related patents. The Company reviewed the carrying value of capitalized patent litigation costs as a result of the rulings in the MDL, ITC and SuperGuide cases. Although the Company has filed appeals in the SuperGuide and ITC cases and intends to seek review when possible in the MDL case, the Company concluded that these rulings raised doubts as to whether certain capitalized patent litigation costs could be reasonably considered to strengthen the value of the patents.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Accordingly, the Company recorded a write-down of $44.4 million to capitalized patent litigation costs during the quarter ended June 30, 2002 and will expense all of the future legal costs of the SuperGuide and ITC cases. On the basis of the October 25, 2002 ruling in the MDL case, the Company will write off approximately $9.5 million of litigation costs that were previously capitalized as intangible assets in accordance with the Company's accounting policy during the three months ended December 31, 2002.

  Share Repurchase Program

   In April 2002, the Company's Board of Directors authorized an extension of its authorization granted in September 2001 to repurchase up to $300 million of the Company's outstanding shares of common stock. The authorization permitted the Company to purchase shares in the open market at prevailing prices, or in privately negotiated transactions at then prevailing prices. The extension expired on September 18, 2002. During the period subsequent to the date the extension was authorized through June 30, 2002, the Company repurchased
6.9 million of its shares of its common stock for an aggregate price of $63.4 million.

  Intangible Asset Impairment

   The Company completed its transitional goodwill impairment test during the three months ended June 30, 2002 and recorded an impairment charge of $5,115.5 million, resulting in a total transitional goodwill and indefinite-lived intangible asset impairment charge of $5,303.3 million, net of tax. The charge has been recorded as the cumulative effect of an accounting change as of January 1, 2002 in the June 30, 2002 Unaudited Condensed Consolidated Statements of Operations.

   Based on an interim impairment analysis under Statement 142, the Company recorded pre-tax impairment charges to its goodwill and trademark of $22.8 million and $24.0 million, respectively, during the quarter ended June 30, 2002. These charges were recorded as operating expenses in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002.

   Based on an impairment analysis under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognized a pre-tax impairment loss of $1,212.3 million during the quarter ended June 30, 2002, after it was determined that the carrying value of certain finite-lived intangible assets exceeded their fair value.

  Other Legal Proceedings

   In addition to the significant patent rulings described above, there have been certain other material developments in legal proceedings to which the Company is a party:

   On October 18, 1999, a former employee of ODS Technologies, L.P. ("ODS"), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in a Florida federal court, which

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint sought an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. On April 22, 2002, the Court granted ODS and TV Guide summary judgment dismissing the case. The former employee appealed the grant of summary judgment, but the appeal subsequently was dismissed. The plaintiff has filed a motion for reinstatement and this case is currently pending on appeal.

   On January 18, 2000, the Company's StarSight subsidiary filed a patent infringement action against TiVo Inc. ("TiVo") in the U.S. District Court for the Northern District of California. The suit claims, among other matters, that TiVo willfully infringed certain StarSight intellectual property by virtue of TiVo's deployment, marketing, offers to sell and sale of personalized video recorder devices containing an unlicensed interactive program guide ("IPG"). StarSight is seeking an injunction and monetary damages. On February 25, 2000, TiVo answered StarSight's Complaint, and also filed counterclaims against the Company and StarSight alleging, among others, that the Company has violated federal antitrust law and the California unfair business practices act. In its counterclaims, TiVo seeks, among other relief, damages and an injunction. On August 5, 2002, the Court entered a stipulation at the parties' request to stay the proceeding pending resolution of the investigation before the ITC, described above, and the Court has accepted that agreement. After the resolution of any and all appeals stemming from the ITC investigation (including any appeal to the United States Court of Appeals for the Federal Circuit), we expect the Court will be notified of this fact and expect the case to be re-activated at that point.

   During July and August 2000, TV Guide was served with more than 20 class action complaints filed primarily in the U.S. District Court for the Southern District of New York on behalf of magazine subscribers. These complaints, which have been consolidated into a single action, allege that TV Guide, the Magazine Publishers Association ("MPA"), and 12 other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys' fees and costs. Plaintiffs filed a motion for partial summary judgment. After oral argument was heard on January 10, 2001, the parties entered into settlement discussions. Settlement negotiations continued over the next several months and in April 2002, the defendants submitted final settlement documents to plaintiffs for their approval. Subsequently, the parties signed a settlement agreement, and on July 3, 2002, plaintiffs filed a motion for preliminary approval of the settlement. On August 29, 2002, the court held a hearing at which the pending motion was discussed. The Court entered and order on September 20, 2002, granting the motion for preliminary approval.

   On November 17, 2000, Pioneer Digital Technologies, Inc. filed suit against the Company and various of its subsidiaries in Los Angeles County Superior Court. On January 12, 2001, Pioneer Digital Technologies filed its first amended complaint which claims, among other matters, that the Company and certain of its subsidiaries

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

have violated state antitrust and unfair competition laws. Pioneer Digital Technologies is seeking damages and injunctive relief against the Company. The parties are in pretrial proceedings. In May 2002, the Court set trial for September 2003.

   On December 29, 2000, Gemstar International Group Limited., Barnes & Noble, Inc. and Thomson Consumer Electronics were named as defendants in an action for patent infringement by Jennifer Landau, an individual, that relates to e-book technology. The Company was served with this action in May 2001. This action, captioned Jennifer Landau v. Barnes & Noble, et al., USDC Case No. C-00-593-B, was pending in the U.S. District Court for the District of New Hampshire. In May 2002, Ms. Landau voluntarily dismissed this action with prejudice, and there are no longer any claims pending against the Company or any other parties to this litigation.

   On November 2, 2001, Thomson multimedia, Inc. ("Thomson") sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In addition to its claim for declaratory relief (discussed above), Thomson has now also added a claim for antitrust violations under federal and state law. On April 22, 2002, Thomson also filed a tag-along notice with the Judicial Panel for Multi-District Litigation (the"MDL Panel") requesting that this entire action be transferred to Georgia for coordinated pretrial proceedings with the MDL proceedings discussed in the Company's Form 10-K for the period ended December 31, 2001. On June 3, 2002, the MDL Panel issued a Conditional Transfer Order and Simultaneous Separation and Remand of Certain Claims conditionally transferring Thomson's antitrust claims to Georgia, but separating and remanding the balance of the claims in this case to Delaware. In response, Thomson filed a motion with the MDL Panel to transfer the entire case to Georgia. On October 16, 2002, the MDL Panel issued an Order of Transfer and Simultaneous Separation and Remand of Certain Claims in which it denied Thomson's motion to transfer the entire case to Georgia. In so ruling, the MDL Panel adopted its decision in the June 3, 2002 Conditional Transfer Order and transferred Thomson's antitrust claims to Georgia, but separated and remanded the balance of the claims in this case to Delaware. Now that the MDL Panel has issued its final order, the Company understands that the Delaware litigation will be reactivated, and Thomson's antitrust claims will be transferred and coordinated for pretrial purposes with the Georgia MDL Proceedings.

   On November 30, 2001, Thomson initiated an arbitration with the American Arbitration Association against the Company. The Statement of Claims filed by Thomson alleges that the Company has breached certain obligations under a group of agreements signed by the parties as of December 31, 1999 relating to a joint venture

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

between the parties for revenue sharing of advertising on electronic programming guides. On January 7, 2002, the Company filed an Answering Statement and Counterclaim denying all allegations of the claims filed by Thomson and asserting counterclaims against Thomson and Thomson multimedia, S.A. ("Thomson S.A.") alleging, among other things, that Thomson S.A. had breached certain of its obligations under one of the agreements signed by the parties as of December 31, 1999 relating to the introduction of electronic programming guides in Europe. In May 2002, the Company settled this dispute and entered into a binding Letter of Intent with Thomson, and the arbitration has been stayed pending the execution of a definitive agreement.

   In April and May 2002, the Company and its principal executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934 (the "1934 Act") and the Securities Act of 1933 (the "1933 Act"). Also named in several of the complaints is The News Corporation Limited ("News Corp."), a shareholder of the Company. The complaints name some or all of the same parties as defendants, and purport to state claims on behalf of all persons who purchased the Company's common stock during various periods, the broadest of which is August 11, 1999 through April 4, 2002. More particularly, the alleged claims are brought under Sections 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5. The essence of the allegations is that the defendants allegedly intentionally failed to properly account for revenue accrued from Scientific-Atlanta; failed to properly account for a non-monetary transaction, pursuant to which intellectual property rights were obtained, in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with the Company's acquisition of TV Guide, Inc. Plaintiffs allege that this had the effect of materially overstating the Company's reported financial results. Pursuant to the parties' stipulation, the District Court has consolidated all of the lawsuits (and any subsequently filed lawsuits) into one case known as In re Gemstar-TV Guide International Securities Litigation, Master File No. 02-2775, NM (PLAx) (C.D. Cal.) Several groups of plaintiffs and their counsel filed motions to be appointed lead plaintiff and lead plaintiff's counsel. Pursuant to an amended order dated August 9, 2002, the Court appointed the Teachers Retirement System of Louisiana and the General Retirement System of the City of Detroit as co-lead plaintiffs, and appointed Bernstein, Litowitz, Berger & Grossman, L.L.P., as lead plaintiffs' counsel. Plaintiff Georgica Advisors has requested that the court reconsider that decision and appoint it as lead plaintiff. The motion is scheduled to be heard on November 18, 2002. Lead plaintiffs are expected to file their consolidated complaint on or before December 12, 2002. Defendants' response to the consolidated complaint is expected to be due on or before February 14, 2003. In addition, an Oklahoma limited partnership filed a lawsuit in the United States District Court for the Northern District of Oklahoma on October 7, 2002 against some of the same defendants, including the Company, based on the same core allegations and purported causes of action alleged in the consolidated class action. Also, the Company learned on or about November 1, 2002 that, based on these same core allegations, a separate lawsuit was filed in the federal district court for the Central District of California against the Company and some of the same defendants. The lawsuit alleges state law based derivative claims, including those based on various breaches of

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

fiduciary duty. The Company believes the allegations are without merit and intends to defend these actions vigorously.

   In April and May 2002, the Company, along with several of its principal executive officers and directors, were also sued in four purported shareholder derivative actions. Three of these actions were filed in the Superior Court of the State of California for the County of Los Angeles and one action was filed in the Court of Chancery of the State of Delaware, County of New Castle. These purported derivative lawsuits allege various breaches of fiduciary duty and violations of the California Corporation Code based upon the same general set of alleged facts and circumstances as the federal shareholder suits. Pursuant to the parties' stipulation, the California actions have been consolidated into one case before a single judge. Plaintiffs are required to file their consolidated amended complaint by late December 2002. On October 31, 2002, the Company was served with another purported shareholder derivative action, this one in the United States District Court for the Central District of California, based upon the same general set of alleged facts and circumstances. The Company believes the allegations are without merit and intends to defend the actions vigorously.

   On August 22, 2002, Scientific-Atlanta filed an adversary complaint in the United States Bankruptcy Court for the Northern District of California. The Complaint alleged that by seeking to acquire certain assets (including certain patents) owned by DIVA Systems Corporation ("DIVA"), the Company would be in violation of a federal antitrust statute, Clayton Act (S)7, 15 U.S.C. (S) 18. DIVA currently is a debtor-in-possession pursuant to Chapter 11 of the bankruptcy code. Also on August 22, 2002, Scientific-Atlanta filed a tag along notice with the MDL Panel, seeking to have its complaint concerning the acquisition of DIVA assets transferred to the U.S. District Court for the Northern District of Georgia, the Court overseeing the cases subject to the MDL Transfer Order described above. On October 2, 2002, the Bankruptcy Court dismissed Scientific-Atlanta's adversary complaint. Shortly thereafter, Scientific-Atlanta notified the MDL Panel that the Bankruptcy Court had dismissed its adversary complaint.

   On September 6, 2002, TV Guide Distribution, Inc. ("TVGD"), together with six other plaintiffs comprising national distributors of magazines, filed an action entitled TV Guide Distribution, Inc. et. al. v. Ronald E. Scherer et al., in the Court of Common Pleas, Franklin County, Ohio (Case No. 02CVH099891). The complaint named more than thirty defendants, made up of principals and shareholders of United Magazine Company, Inc. ("Unimag") and their affiliates, regional wholesalers of magazines that went out of business in September 1999, leaving more than $100 million of outstanding receivables due and owing to the national distributor plaintiffs. The complaint alleges that defendants engaged in a course of conduct that violated Ohio statutes prohibiting fraudulent conveyances and other unlawful payments designed to hinder, delay or defraud TVGD and the other plaintiffs, Unimag's creditors. An initial status conference has been scheduled for November 21, 2002. See Note 8, Legal Proceedings, for a discussion of other ongoing litigation involving Unimag and TVGD.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   On September 25, 2002, the Company notified DIVA that it had elected not to proceed with the purchase of DIVA's assets. In response, on September 30, 2002, DIVA filed an adversary complaint against the Company for breach of contract and other claims purportedly based upon the Company's decision not to acquire DIVA's assets. After DIVA filed its complaint, at DIVA's request, the Bankruptcy Court ordered an expedited trial on DIVA's claims against the Company for breach of contract and specific performance. Trial of these claims was scheduled to begin in late October 2002. However, on October 17, 2002, DIVA withdrew its request for an expedited trial, and agreed to dismiss its specific performance claim. On October 17, 2002, the Company responded to certain of DIVA's claims denying liability to DIVA, including any liability purportedly based upon the Company's decision to terminate the asset purchase agreement. At the same time, the Company filed counterclaims against DIVA and Scientific-Atlanta for declaratory relief relating to the Company's decision not to purchase DIVA's assets. Now that the Bankruptcy Court has vacated the expedited trial date, the parties are in pretrial proceedings. On November 1, 2002, DIVA filed a First Amended Complaint against the Company and certain of its senior executives. This First Amended Complaint adds additional claims purportedly based upon the DIVA purchase agreement, as well as the Company's decision not to acquire DIVA's assets. The Company believes that DIVA's allegations are without merit and intends to defend this action vigorously.

   On November 6, 2002, Scientific-Atlanta and PowerTV, Inc. ("S-A") filed a counterclaim against the Company and certain of its subsidiaries in a case captioned Personalized Media Communications L.L.C. v. Scientific-Atlanta, Inc., and PowerTV, Inc., United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 02-CV-824 (CAP). At that time, S-A asserted declaratory relief claims against the Gemstar parties seeking a declaration of noninfringement, invalidity and unenforceability of certain patents as to which the Company is a licensee. On November 6, 2002, S-A also filed a motion with the MDL Panel to transfer this action to Delaware for consolidation of pretrial proceedings with the Pegasus Development Corporation, et al. v. DirecTV, Inc., et al. matter discussed above. The Company has not yet been served with S-A's counterclaims or motion to transfer, and has therefore not had the opportunity to fully evaluate this matter.

   On November 7, 2002, the Company received a letter from the United States Department of Justice ("DOJ"). The DOJ has indicated they believe that Gemstar International Group Limited and TV Guide, Inc. engaged in unlawful coordination of activities prior to their merger on July 12, 2000. The Company has reason to believe that the DOJ may initiate an action against the Company under federal antitrust laws in the near future. The DOJ has also indicated that it would be willing to enter into negotiated agreement with the Company and has provided the Company with a possible settlement structure, including the imposition of a fine and certain other conditions and restrictions. The Company believes that its conduct prior to the merger was lawful, but will evaluate whether there are acceptable terms for a negotiated resolution of this matter.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

   The Unaudited Condensed Consolidated Financial Statements as of and for the three month periods ended March 31, 2002 and 2001 and notes thereto included in Amendment No. 1 to the Quarterly Report on Form 10-Q/A have been restated, but have not been reviewed or audited by an independent accounting firm and should not be relied upon. For additional information regarding the restatement, please refer to Note 2 to the Unaudited Condensed Consolidated Financial Statements included in Item 1.

   Throughout the following Management's Discussion and Analysis of Financial Condition and Results of Operations, all applicable financial information has been restated to include the effects of the restatements described in Note 2 to the Unaudited Condensed Consolidated Financial Statements referred to above.

Critical Accounting Policies and Estimates

   The following discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our Unaudited Condensed Consolidated Financial Statements and because of the possibility that future events affecting the estimates could differ markedly from our current expectations. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial statements.

  Revenue Recognition--License Fees

   We recognize revenues from on-going per unit license fees based on units shipped incorporating the Company's patented or proprietary technologies in the period when the manufacturers' units shipped information is available to the Company. Revenues from on-going per subscriber fees from service providers are earned in the month services are provided by a licensee using the Company's patented or proprietary technologies. Revenues from annual and other license fees generally are recognized based on the specific terms of the license agreements. From time to time, the license agreement between the Company and a licensee may expire, or for one reason or another, the licensee fails to remit license fees on a timely basis, yet the same units continue to be shipped and the same services continue to be deployed containing the Company's patented or proprietary technologies. When these situations arise, the Company looks to the four conditions under SAB 101, Revenue Recognition in Financial Statements, to determine whether or not revenue should be recognized: whether there is persuasive evidence that an arrangement exists, whether delivery has occurred or service has been rendered, whether the price is fixed or determinable and whether collection is reasonably assured. Additionally, the Company may consider opinions of outside counsel when appropriate. These decisions involve significant judgment by the Company.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


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

   New accounting standards effective January 1, 2002, eliminated the impairment recoverability tests for goodwill and certain other intangible assets with indefinite lives and require that such assets be valued at the lower of their carrying value or fair value. Significant management judgment is involved in determining the fair value of assets. Accordingly, future changes in management's estimates could result in further impairment charges of goodwill and indefinite lived intangible assets. A discussion of transitional impairment loss recognized during the first quarter of 2002 is contained under
Note 4 in the Unaudited Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


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

   The Company has income both from foreign and domestic sources. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of our actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of March 31, 2002, we have established a valuation allowance of $71.6 million against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

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

  Multi-Platform Advertising Sales

   The Company believes that a potential competitive advantage in advertising is the combined reach of its various advertising platforms--TV Guide Magazine with a circulation of 9 million copies, IPG with a combined platform of more than 15.5 million, TV Guide Channel with more than 50 million subscribers, and tvguide.com with 4.8 million unique visitors per month, all targeted at consumers who are interested in television guidance. In order to maximize the effectiveness of such a competitive advantage, the Company offers customers the opportunity to simultaneously advertise on two or more of its various delivery platforms ("multi-platform" advertising). To encourage advertisers to increase the amount of total advertising they purchase from the Company, in late 2001, the Company established a Multi-Platform Advertising Program ("MPA Program") to provide incentives in the form of discounts to advertisers who agree to use multiple platforms.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   In the fourth quarter of 2001, the Securities and Exchange Commission provided additional guidance regarding multiple-element transactions in SAB 101, Frequently Asked Questions and Answers, Question 4. This guidance directed that revenue in multiple-element transactions should be allocated based upon the relative fair value of the elements involved in the transaction, provided that each element represents a separate earnings process. The Company, in consultation with its recently engaged independent accounting firm, is continuing to review the applicability of the referenced guidance to the multi-platform advertising transactions and, as a result, may determine that additional revenue should be reclassified from the Interactive Platform Sector to the Media and Services Sector.

Results of Operations

   The Company completed several transactions during 2001 that affect the comparability of the results of operations.

   . In April 2001, the Company sold the business that distributes the WGN superstation signal for approximately its net book value. Accordingly, the Unaudited Condensed Consolidated Financial Statements do not include the results of operations of WGN subsequent to that date. No gain or loss was recognized as a result of this transaction.

   . On July 18, 2001, the Company acquired 100% of the outstanding common stock of SkyMall. The acquisition was accounted for as a purchase. Accordingly, the Unaudited Condensed Consolidated Financial Statements include the results of operations of SkyMall from July 18, 2001.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   The following table sets forth certain unaudited financial information for the Company for the three months ended March 31, 2002 and 2001 (in thousands).

                                                                                Restated
                                                                           Three Months Ended
                                                                                March 31,
                                                                          --------------------
                                                                           2002(1)    2001(3)
                                                                          ---------  ---------
Statement of Operations Data:
   Revenues.............................................................. $ 290,608  $ 322,973
Operating expenses:
   Operating expenses, excluding stock compensation and depreciation and
     amortization........................................................   194,494    222,225
   Stock compensation....................................................    16,925      9,145
   Depreciation and amortization.........................................   116,475    238,568
                                                                          ---------  ---------
                                                                            327,894    469,938
                                                                          ---------  ---------
Operating loss...........................................................   (37,286)  (146,965)
Interest expense.........................................................    (2,624)   (11,551)
Other (expense) income, net..............................................    (8,255)     1,874
                                                                          ---------  ---------
Loss before income taxes and cumulative effect of an accounting change...   (48,165)  (156,642)
Income tax benefit.......................................................   (21,225)   (21,280)
                                                                          ---------  ---------
Loss before cumulative effect of an accounting change....................   (26,940)  (135,362)
Cumulative effect of an accounting change, net of tax....................  (187,767)        --
                                                                          ---------  ---------
Net loss................................................................. $(214,707) $ 135,362)
                                                                          =========  =========
Other Financial Data:
Net cash provided by (used in):
   Operating activities.................................................. $  91,757  $  75,984
   Investing activities..................................................     7,302    (18,876)
   Financing activities..................................................   (34,588)   (22,804)
EBITDA(2)................................................................    96,114    100,748

--------
(1) Effective July 18, 2001, the Company's consolidated operating results include the operating results of SkyMall. SkyMall was acquired in a transaction accounted for as a purchase. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributed the WGN superstation signal, which was sold.
(2) EBITDA means operating income before noncash stock compensation expense and depreciation and amortization. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

   measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the Unaudited Condensed Consolidated Financial Statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
(3) The Company's financial statements are presented in accordance with the guidance provided by EITF No. 01-09 effective for periods commencing after December 31, 2001. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in a reduction of $10.3 million in both consolidated revenues and expenses for the three months ended March 31, 2001.

Consolidated Results of Operations

   Revenues for the three months ended March 31, 2002 were $290.6 million, a decrease of $32.4 million, or 10%, compared to the same period in 2001. The decrease in revenues is due primarily to revenue reductions in the Media and Services Sector, where TV Guide Magazine revenues decreased $28.1 million and SNG revenues decreased $11.9 million, offset in part by $10.6 million of revenue attributable to SkyMall, which was acquired in July 2001 and did not impact the comparable period in 2001.

   The Company's advertising revenues for the three months ended March 31, 2002 aggregated $66.1 million compared to $73.2 million for the same quarter in the prior year. The general weakness in the advertising market continues to impact most media companies in the United States, including the Company. During the remainder of 2002, management believes that the Company will continue to experience considerable pressure on its advertising revenues both from its conventional media and its IPG platform.

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   Depreciation and amortization during the first quarter of 2002 was $116.5 million, a decrease of $122.1 million compared to the same period in 2001. The decrease in depreciation and amortization for the three-month period was primarily a result of the adoption of the provisions of Statement 142, which became effective January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. See Note 4 to the Unaudited Condensed Consolidated Financial Statements. Other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant.

   Interest expense was $2.6 million for the three months ended March 31, 2002 compared to $11.6 million for the same period in 2001. The decrease in interest expense during the three-month period was attributable to lower debt levels coupled with lower interest rates.

   Other (expense) income, net was $(8.3) million for the three months ended March 31, 2002 compared to $1.9 million for the same period in 2001. The decrease in other (expense) income, net was due primarily to a $4.6 million write-down of certain marketable securities held by one of the Company's equity-method investees as well as lower interest rates earned on invested cash in 2002 compared with 2001.

   The provision for income tax benefit as a percentage of loss before income taxes and cumulative effect of an accounting change was 44% for the three-month period ended March 31, 2002 compared to 14% for the same period in 2001. The net increase in the effective tax rate is primarily due to the change in the treatment of amortization of goodwill in accordance with Statement 142, which has no associated impact on the provision for income taxes. In addition, the overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from period to period.

   The cumulative effect of an accounting change results from the Company's adoption of Statement 142 effective January 1, 2002. The Company is required to test goodwill and any intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of Statement 142 and report any transitional impairment loss as the cumulative effect of a change in accounting principle in the Company's Unaudited Condensed Consolidated Statement of Operations for the quarter ended March 31, 2002. The transitional impairment loss for indefinite lived intangible assets from application of these new rules was $297.8 million ($187.8 million, net of tax). Additionally, the Company has completed the first step of the transitional goodwill impairment test under Statement 142, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The amount of the impairment charge cannot be reliably determined at March 31, 2002 because the second step of the transitional impairment test has not been completed. The Company is required to complete the second step of the transitional impairment test by the end of the 2002 fiscal year. However, based on the analysis performed to date, management expects that the impairment charge will be approximately $5 billion. When recorded, the charge

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

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

                                                Restated Three Months
                                                 Ended March 31,
                                                --------------------
                                                  2002       2001
                                                 --------  --------
             Technology and Licensing Sector
                 Revenues(4)................... $ 55,807   $ 54,709
                 Operating Expenses(1)(4)......   11,628     15,765
                                                 --------  --------
                 EBITDA(2)..................... $ 44,179   $ 38,944
                                                 ========  ========
             Interactive Platform Sector
                 Revenues(4)................... $ 22,008   $ 12,777
                 Operating Expenses(1)(3)(4)...   20,299     20,997
                                                 --------  --------
                 EBITDA(2)..................... $  1,709   $ (8,220)
                                                 ========  ========
             Media and Services Sector
                 Revenues(3)(4)................ $212,793   $255,487
                 Operating Expenses(1)(3)(4)...  162,567    185,463
                                                 --------  --------
                 EBITDA(2)..................... $ 50,226   $ 70,024
                                                 ========  ========
             Consolidated
                 Revenues(4)................... $290,608   $322,973
                 Operating Expenses(1)(4)......  194,494    222,225
                                                 --------  --------
                 EBITDA(2)..................... $ 96,114   $100,748
                                                 ========  ========

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

--------
(1) Operating expenses means operating expenses, excluding stock compensation expense and depreciation and amortization.
(2) EBITDA means operating income before noncash stock compensation expense and depreciation and amortization. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the Unaudited Condensed Consolidated Financial Statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
(3) Commencing January 1, 2002, the operating costs of the media sales group have been allocated to the various business units based on advertising revenue dollars earned. Prior period results, which included media sales group commissions reported as revenues by the Media and Services Sector have been reclassified to reflect such commission revenues as a reduction of expenses in the Media and Services Sector. Effective January 1, 2002, the Company revised its method of allocating corporate expenses to the business sectors concurrent with a reorganization of certain corporate functions. Had the new methodology been in effect in 2001, operating expenses for each of the sectors would have increased (decreased) approximately as follows: Technology and Licensing Sector--($800,000), Interactive Platform Sector--($1.2 million) and Media and Services Sector--$2.0 million.
(4) The Company's financial statements are presented in accordance with the guidance provided by EITF No. 01-09 effective for periods commencing after December 31, 2001. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in decreases in revenues of $9.3 million and $1.0 million for the Technology and Licensing Sector and Media and Services Sector, respectively, and decreases in expenses of $5.5 million, $3.8 million and $1.0 million for the Technology and Licensing Sector, Interactive Platform Sector and Media and Services Sector, respectively, for the three months ended March 31, 2001, resulting in a total reduction of $10.3 million in both consolidated revenues and expenses for the 2001 period.

   The following discussion of each of the Company's segments is based on the unaudited financial information provided above.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


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

   For the three months ended March 31, 2002, revenues for the Technology and Licensing Sector were $55.8 million, relatively unchanged when compared to $54.7 million for the same period in 2001.

   The Company's accounting policy related to recognition of licensing revenues provides that revenues from ongoing per unit license fees typically charged to hardware manufacturers are earned based on units shipped incorporating the Company's proprietary technologies and are recognized in the period when the manufacturers' units shipped information is available to the Company. Revenues from on-going per subscriber license fees typically charged to video service providers, such as MSOs, are earned and recognized in the month service is provided by such service provider using the Company's patented proprietary technologies. Revenues from annual and other licenses generally are recognized based on the specified terms of the license agreements. In the cable and satellite sectors, the Company has adopted a general policy that the on-going per subscriber license fees charged to an MSO with a make, sell and use license include the cost of licenses that would otherwise be required of manufacturers which incorporate the Company's technologies into set-top boxes shipped to the licensed MSO. For this reason, as more and more direct agreements are concluded with MSOs for the Company's IPG technologies and services, on-going per subscriber revenues are expected to increase, while per unit license fees from set-top box suppliers are expected to decrease.

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   In 1998, the Company entered into a license agreement with America Online ("AOL"), predecessor of AOL Time Warner. Following the acquisition of Time Warner by AOL in January 2001, the Company informed AOL Time Warner that the Company believed the AOL agreement applied to the Time Warner cable subscribers based on language in the agreement which required AOL to use its best efforts to extend the agreement to AOL affiliates. AOL Time Warner responded that the agreement did not apply to Time Warner cable subscribers for several specified reasons. After meeting with AOL Time Warner in the second quarter of 2001 and based on the status of negotiations to extend the agreement to Time Warner cable subscribers, the Company concluded that the AOL agreement applied to Time Warner Cable subscribers and recorded revenues based on the agreement starting with the third quarter of 2001. The total receivable from AOL Time Warner under this license agreement at March 31, 2002 is $18.1 million, of which $6.8 million was earned in the three months ended March 31, 2002. The Company is currently in negotiation with AOL Time Warner on a proposed amendment to the AOL agreement which will extend the existing agreement to include the Company's advertising platform to Time Warner Cable set-top boxes.

   In October 2000, the Company received $188 million in cash from a set-top box manufacturer to settle outstanding arbitration and litigation proceedings. Of the $188 million cash received, approximately $120 million was in prepayment of a 10-year technology licensing agreement. This prepayment is being amortized into income based on the number of set-top boxes that such manufacturer ships, with a differentiation made for shipments to MSOs having licensing agreements with the Company and uncontracted MSOs. Revenues in the Technology and Licensing sector for the three-month periods ended March 31, 2002 and 2001 include $8.9 million and $16.9 million, respectively, recognized in connection with the agreement. At March 31, 2002, $57.6 million remained to be recognized over the remaining term of the agreement.

   The Company has also instituted legal proceedings in federal district court against Scientific-Atlanta to recover damages for infringing on the Company's patents, including but not limited to patents which were included in the expired Scientific-Atlanta agreement. In the same and in parallel legal proceedings, the Company additionally sued EchoStar Communications, SCI Systems and Pioneer Corporation for infringing the same groups of patents. The Company did not recognize any revenue from these additional defendants in light of the fact that there was no arrangement in place within the meaning of SAB 101 with these other defendants.

   Expenses in this sector for the three months ended March 31, 2002 were $11.6 million, compared to $15.8 million for the same period in 2001. The decrease in expenses is attributable to general cost controls in effect throughout the Company.

Interactive Platform Sector

   The Interactive Platform Sector derives recurring revenues from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms, which include advertising on the various IPGs controlled by the Company, interactive wagering on TVG, e-commerce on the Company's websites and the eBook devices, and through revenue sharing under license agreements. Sector activities include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms, media

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

research, wagering operations and trafficking, tracking and billing of advertising. The Company's IPG platform currently is comprised primarily of television sets incorporating the Gemstar GUIDE Plus+ IPG and digital cable set-top boxes incorporating the TV Guide Interactive and StarSight(R) IPGs.

   The most significant source of revenues in this sector is advertising on the IPG. Such advertising is generated in three different ways: strategic advertising commitments, the multi-platform sales program and sales to other advertisers who may or may not advertise on the Company's other advertising platforms ("Stand-Alone Advertisers"). A summary of the IPG advertising revenues from each of these initiatives is as follows (in thousands):

                                               Three Months
                                              Ended March 31,
                                              --------------
                                               2002     2001
                               -              -------  ------
                   Strategic Advertisers..... $11,970  $6,451
                   Multi-Platform Advertisers     868      --
                   Stand-Alone Advertisers...   2,965   1,666
                                              -------  ------
                      Total.................. $15,803  $8,117
                                              =======  ======

   Strategic advertising revenues are primarily derived from long-term commitments from three significant customers. In April 2001, the Company secured a long-term commitment in conjunction with the sale of the WGN Superstation business. The commitment is for $100 million over six years for advertising on the Company's platforms. IPG advertising revenues recognized from this contract for the three-month period ended March 31, 2002 was $5.0 million.

   The second significant strategic advertising commitment is from Thomson multimedia, Inc. ("Thomson"), a consumer electronics manufacturer with which the Company has multiple licensing and advertising transactions. In May 2002, a binding letter of intent was signed which reaffirms Thomson's commitment to spend $10 million on IPG advertising for each year in 2002 and 2003 and to purchase IPG advertising during the next five years in an amount equal to a per-box fee multiplied by the number of digital satellite set-top boxes shipped. Thomson also committed to spend $3 million in general advertising on any of the Company's various delivery platforms within a five year period and the Company is required to provide an equivalent amount of advertising at no additional cost to Thomson. IPG advertising revenues recognized from this commitment for the three months ended March 31, 2002 and 2001 were $3.7 million and $2.2 million, respectively.

   The third strategic advertising commitment is from a set-top box manufacturer as part of a long-term licensing and settlement agreement. This manufacturer prepaid $17.5 million in IPG advertising revenue which was recognized over an 18-month period ending in March 2002, as the advertising was aired. IPG advertising revenues recognized from this commitment for the three months ended March 31, 2002 and 2001 included $3.1 million and $2.9 million, respectively.

   In an effort to attract customers to simultaneously advertise on two or more of its various delivery platforms, in late 2001, the Company established the MPA Program to provide incentives in the form of discounts for

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

multi-platform advertisers. Often such discounts are significant, and frequently equal and occasionally exceed the pre-discounted value of the advertising on the IPG platforms. See Critical Accounting Policies and Estimates--Multi-Platform Advertising Sales. Revenues are allocated among the sectors based on the relative fair value of the advertising inventory, as measured by the advertiser-specific rates or market rates of similar advertisers for each medium. The IPG platform is frequently involved in sales under the MPA Program, which contributed $868,000 to the sector revenues for the three months ended March 31, 2002.

   For the three months ended March 31, 2002, revenues for the Interactive Platform Sector were $22.0 million compared to $12.8 million for the same period in 2001, an increase of 72%. Currently, revenues in this sector are comprised primarily of advertising revenues earned on the Company's proprietary platforms, including the IPGs and the online website, www.tvguide.com. The Company first commenced selling advertising on the IPG platform in 1999. The increase in revenues of this sector of $9.2 million is primarily attributable to the increased penetration of such guides into the marketplace and the increased number of advertisers using this platform.

   Expenses for this sector were $20.3 million for the first quarter ended March 31, 2002, relatively unchanged compared to $21.0 million for the same period in 2001. Expenses in this sector include that portion of revenue received from licensees which is paid out to licensees under revenue sharing arrangements, and marketing and advertising expenses. A significant portion of these payments to licensees under revenue sharing arrangements is incurred to promote the Company's products on those cable systems that carry TV Guide Interactive. Amounts expensed under these arrangements amounted to $3.8 million and $3.0 million for the three months ended March 31, 2002 and 2001, respectively.

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   The following table shows the breakdown of the revenues in the Media and Services Sector by revenue source (in thousands):

                                   Quarter   Quarter
                                    Ended     Ended
                                  March 31, March 31,  Increase
                                    2002      2001    (Decrease)
                                  --------- --------- ----------
                TV Guide Magazine $109,659  $137,761   $(28,102)
                SNG..............   63,353    75,236    (11,883)
                TV Guide Channel.   24,251    22,226      2,025
                Other............   15,530    20,264     (4,734)
                                  --------  --------   --------
                   Total......... $212,793  $255,487   $(42,694)
                                  ========  ========   ========

   TV Guide Magazine continues to face declines in circulation due to slower new subscriber growth, lower renewal rates and reduced newsstand sales. At March 31, 2002, TV Guide Magazine had a circulation of 9.0 million copies compared to 9.7 million as of the same point in time in 2001. The C-band direct-to-home satellite market, in which SNG operates, continues to decline due to the growth of the newer generation direct broadcast satellite systems and continued cable system expansions. During the three-month period ended March 31, 2002, the number of C-band subscribers in the industry decreased by 9% to approximately 753,000 subscribers. At March 31, 2002, SNG provided service to 477,000 of these subscribers, a decrease of 13% from the subscribers served by SNG as of December 31, 2001. We expect the declines in the circulation of TV Guide Magazine and the subscriber base of the C-band industry, and the resulting impacts on revenues in this sector, to continue. TV Guide Channel had 50.5 million subscribers as of March 31, 2002, relatively unchanged from 50.8 million subscribers as of March 31, 2001.

   On November 2, 1999, SNG signed an agreement with EchoStar whereby SNG promotes and solicits orders for EchoStar's direct broadcast subscription service, the DISH Network. In exchange, SNG receives an initial commission for each current or past SNG subscriber who subscribes to the DISH Network and a monthly residual commission over the life of the agreement. This agreement has resulted of an acceleration of the decline in the number of SNG subscribers and this effect is expected to continue.

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

   The Company has traditionally operated a magazine distribution business which was responsible for distributing approximately 90 titles with a combined circulation of approximately 410 million copies per year in addition to the TV Guide Magazine. Due to the change in business environment, and following the general

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

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

   The Company is a party to a loan guaranty to assist a printing services supplier in obtaining a line of credit and term loans with a bank. The maximum exposure to the Company created by this guaranty is $10.0 million.

   The Company collects in advance a majority of its TV Guide magazine subscription fees, SNG subscription fees and certain of its UVTV superstation and TV Guide Channel revenues. In addition, the Company receives nonrefundable prepaid license fees from certain licensees. As of March 31, 2002, deferred revenue totaled $344.2 million. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   The Company does not have any material commitments for capital expenditures. The Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital, capital expenditure and debt requirements in the foreseeable future.

   At March 31, 2002, approximately $105.9 million, or 41%, of the Company's net receivables are due from five entities. the Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of the amount of recoverability.

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

   The Company has included in the amounts discussed above, transactions with News Corp., BIS, and Liberty Media and all entities in which BIS, Liberty Media and News Corp. have an interest greater than 50%. In

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

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

Recent Accounting Pronouncements

   In November 2001, the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 01-09, which is effective for periods commencing after December 31, 2001, clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor's customers. As a result of the EITF consensus, certain of the Company's cooperative advertising and product placement costs previously classified as operating expenses have been reflected as a reduction of revenues earned from that activity. Where applicable, amounts presented in prior periods have been reclassified to comply with the income statement classifications for the current period. Approximately $10.3 million of cooperative advertising and product placement costs previously classified as expenses have been reflected as a reduction of revenues in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2001.

   In July 2001, the FASB issued Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

tested for impairment at least annually in accordance with the provisions of Statement 142. The Company adopted the provisions of Statement 142 effective January 1, 2002. In connection with the adoption of Statement 142, the Company evaluated its existing intangible assets that were acquired in prior purchase business combinations, and made any necessary reclassifications in order to conform with the criteria outlined in Statement No. 141, Business Combinations, for recognition apart from goodwill. In addition, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and made any necessary amortization period adjustments. Finally, the Company tested goodwill and any intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of Statement 142. As a result of the application of these new rules, the Company reported a transitional impairment loss for indefinite lived intangible assets of $297.8 million ($187.8 million, net of tax) as the cumulative effect of a change in accounting principle in the Company's Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2002. Additionally, the Company has completed the first step of the transitional goodwill impairment test under Statement 142, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The amount of the impairment charge cannot be reliably determined at March 31, 2002 because the second step of the transitional impairment test has not been completed. The Company is required to complete the second step of the transitional impairment test by the end of the 2002 fiscal year. However, based on the analysis performed to date, management expects that the impairment charge will be approximately $5 billion. When recorded, the charge will be reflected as the cumulative effect of an accounting change in the first quarter of 2002. The carrying value of goodwill at March 31, 2002 was $5.5 billion.

   In October 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces Statement
121. However, it retains the fundamental provisions of Statement 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company adopted this statement effective January 1, 2002. Adoption of this statement did not have a material impact on the Unaudited Condensed Consolidated Financial Statements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

   The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other portions of this report on Form 10-Q/A contain various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "may," "will," "continues," "believes," "anticipates,"

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

"estimates", "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q, as amended, filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-K/A and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to below in "Certain Factors Affecting Business, Operating Results and Financial Condition" and elsewhere in this Form 10-Q/A. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but are not limited to those discussed below. Such factors, together with the other information in this Form 10-Q, should be considered carefully in evaluating an investment in the Company's Common Stock. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company's behalf may issue. The Company undertakes no obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


  New products and rapid technological change may adversely affect our operations.

   The emergence of new consumer entertainment products and technologies, changes in consumer preferences and other factors may limit the life cycle of our technologies and any future products we might develop. Our future operations could be adversely imp acted by our ability to identify emerging trends in our markets and to develop and market new products and services that respond to competitive offerings, technological changes and changing consumer preferences in a timely manner and at competitive costs.

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

   The Company historically has charged a per unit license fee for the incorporation of our IPG technology into hardware devices, including televisions, VCRs, digital cable set-top boxes, digital satellite receivers, and others. The Company has begun to enter into direct agreements with cable MSOs and other service providers to provide IPG services based on a per subscriber per month fee, such fee being inclusive of the per unit license fee otherwise chargeable to the supplier of the set-top box to the licensed MSO. The impacts of signing such agreements with service providers are that the Company will recognize less license fees at the time of shipment of the set-top box, but will establish a revenue stream with potentially much greater net present value when cable subscribers activate their digital service. The Company believes that the recurring revenue model based on a per subscriber per month fee is superior to the per unit license fee not only because it brings a much higher long-term value to the Company, but also because it aligns the Company closer with the decision maker--in this case, the service provider. During the past 18 months, the Company has entered into over 120 long-term license agreements with cable MSOs and other service providers, including Comcast, Charter and Adelphia, in the U.S. The effect of the Company's success in entering into these agreements may act to reduce license fees recognized in 2002, and depending on the timing of certain events, also in 2003, even though it is expected that after such a transition period, the Company will experience growth as digital cable continues to rollout.

  Continued consolidation of the cable industry could change the terms of existing agreements; the impact of these changes is not certain.

   The Company has entered into agreements with a large number of cable MSOs for distribution of our IPGs. If, as expected, consolidation of the cable industry continues, some of the agreements may be affected by

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

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

   Program guide and advertising data is delivered to network headends, cable headends, and broadcast stations for inclusion in the vertical blanking interval of television signals and to local affiliate cable systems for delivery to set-top boxes in subscribers homes via the out-of-band frequencies of local cable systems. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements governing certain of these relationships can be maintained on economical terms. Our data broadcast through the

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

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

   The price of paper can be a significant factor affecting TV Guide Magazine's operating performance. We do not hedge against increases in paper costs. If paper prices do increase and we cannot pass these costs on to our

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

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

   The market price of our common stock has historically been volatile. It is likely that the market price of our common stock will continue to be subject to significant fluctuations. We believe that future announcements concerning us, our competitors or our principal customers, including technological innovations, new product

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

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

   At March 31, 2002, approximately $105.9 million, or 41%, of the Company's net receivables are due from five entities. The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of recoverability.

  We have significant intangible assets on our balance sheet that may be subject to impairment.

   In July 2000, we acquired TV Guide in a transaction accounted for as a purchase. In that transaction, close to $10 billion of the purchase price was allocated to intangible assets. We were required under accounting principles generally accepted in the United States of America in place through December 31, 2001 to review our intangible assets periodically for impairment when circumstances indicate the carrying value of the intangible assets may not be recoverable through future operations. New accounting standards effective January 1, 2002 eliminated the recoverability test for certain intangible assets and require that such assets be reported at the lower of cost or fair value. We have experienced a decline in our stock price and market capitalization since the date of the TV Guide acquisition similar to other companies in our industries. Should adverse economic conditions continue, or should other events impacting the value of certain of our businesses occur, we may be required to record a significant charge to earnings in our financial statements in the period any impairment of our goodwill or other intangible assets is determined. At December 31, 2001, our goodwill and intangible assets approximated $8.6 billion. The Company reported transitional impairment losses for indefinite lived intangible assets of $297.8 million ($187.8 million, net of tax) upon adoption of the new standard in the first quarter of 2002. Additionally, the Company has completed the first step of the transitional goodwill impairment test under Statement 142, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The amount of the impairment charge cannot be reliably determined at March 31, 2002 because the second step of the transitional impairment test has not been completed. The Company is required to complete the second step of the transitional impairment test by the end of the 2002 fiscal year. However, based on the analysis performed to date, management expects that the impairment charge will be approximately $5.0 billion. When recorded, the charge will be reflected as the cumulative effect of an accounting change in the first quarter of 2002. The carrying value of goodwill at March 31, 2002 was $5.5 billion. Future impairment charges may result if circumstances indicate that an impairment exists.

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a.  Exhibits


10.1 Employment Agreement, dated March 18, 2002, between Jonathan Orlick and Gemstar-TV
     Guide International, Inc.

   b.  Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.


--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GEMSTAR-TV GUIDE INTERNATIONAL, INC.
                                          (Registrant)

Date: November 14, 2002                                       /s/  PAUL HAGGERTY

                               By:                            ------------------------------
                                                                      Paul Haggerty
                                                              Acting Chief Financial Officer
                                                                (Principal Financial and
                                                                   Accounting Officer)

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

   I, Jeff Shell, certify that:

   1. I have reviewed this amendment to quarterly report on Form 10-Q/A of Gemstar-TV Guide International, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: 11/14/02

                                                  /s/  JEFF SHELL
                                                  ---------------
                                                  Jeff Shell
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

   I, Paul Haggerty, certify that:

   1. I have reviewed this amendment to quarterly report on Form 10-Q/A of Gemstar-TV Guide International, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: 11/14/02

                                                  /s/  PAUL HAGGERTY
                                                  ------------------
                                                  Paul Haggerty
                                                  Acting Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.