Form 10-Q
period 2002-06-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2002-11-14
CIK 923282

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2002

                                      or

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   As of August 15, 2002, there were outstanding 408,151,000 shares of the registrant's Common Stock, par value $0.01 per share.

================================================================================

                               EXPLANATORY NOTE

   On September 26, 2002, the Company filed a Current Report on Form 8-K (the "Form 8-K"), for the purpose of (i) announcing that the Company would not be able to timely file its Report on Form 10-Q for the quarter ended June 30, 2002, and (ii) filing preliminary financial information for the quarter. The preliminary consolidated financial statements included in such report were not reviewed by an independent accounting firm in accordance with the requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

   This Quarterly Report on Form 10-Q for Gemstar-TV Guide International, Inc. (the "Company") for the quarter ended June 30, 2002, includes a restatement of the information contained in Exhibit 99.1 of the Form 8-K.

   The amendments and restatements to Exhibit 99.1 of the Form 8-K are included in this Quarterly Report on Form 10-Q for the following purposes:

   . To restate the Company's Unaudited Condensed Consolidated Financial Statements for the period ended June 30, 2002, to correct the accounting for the acquisition of certain intellectual property acquired in 2001, to reverse revenue recognized under an expired license agreement and to make certain other adjustments, as more fully described in Note 2 to the Company's Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements. The restated Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have not been audited or reviewed by an independent accounting firm and should not be relied upon; and
   . To amend Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement.

   The Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have not been reviewed by an independent accounting firm and should not be relied upon. Additionally, Rule 10-01(d) of Regulation S-X requires interim financial statements included in quarterly reports on Form 10-Q to be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the SEC. The accompanying financial statements, as of June 30, 2002 and for the three-month and six-month periods then ended, have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 71, Review of Interim Financial Information ("SAS 71"). Accordingly, the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are deficient and do not comply with the requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder. As a result, the Company's new Chief Executive Officer and Acting Chief Financial Officer, who were appointed on November 7, 2002, are unable to make the Certificates required by Section 906 of the Sarbanes-Oxley Act.

   The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements discussed in this report. In connection with such review, the Company will be reviewing its accounting policies to ensure compliance with accounting principles generally accepted in the United States of America. Specifically, the Company will be focusing on the accounting for licensing and advertising revenues, including but not limited to, revenues from strategic customers and multi-platform advertisers. The Company intends to file an amendment to this Quarterly Report on Form 10-Q to include such reviewed Unaudited Condensed Consolidated Financial Statements as promptly as practicable after such review has been completed. However, there can be no assurance as to when such review will be completed. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of the policies to various types of transactions, the Company will further restate these Unaudited Condensed Consolidated Financial Statements presented herein in an amendment to the Quarterly Report on Form 10-Q for the period ended June 30, 2002. Such restatement may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

   There are certain recent developments that have occurred between June 30, 2002, the end of the quarter covered in this report and the date of filing of this report that could have a material impact on the Company's business, results of operations and financial condition, as described in Note 16, Subsequent Events, to the Unaudited Condensed Consolidated Financial Statements included herein.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                                     INDEX

                                                                                               Page
                                                                                               ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets (Restated)...........................   1

         Unaudited Condensed Consolidated Statements of Operations (Restated).................   2

         Unaudited Condensed Consolidated Statements of Stockholders' Equity (Restated).......   3

         Unaudited Condensed Consolidated Statements of Cash Flows (Restated).................   4

         Notes to Unaudited Condensed Consolidated Financial Statements.......................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  39

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................  73

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................  74

Item 6.  Exhibits and Reports on Form 8-K.....................................................  74

Signature.....................................................................................  75

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                        Restated     Restated
                                                                        June 30,   December 31,
                                                                          2002       2001(1)
                                                                      -----------  ------------
                              ASSETS
Current assets:
    Cash and cash equivalents........................................ $   400,973   $  349,250
    Marketable securities............................................      29,248       42,212
    Receivables, net.................................................     158,929      285,076
    Deferred tax asset, net..........................................      23,402       14,957
    Other current assets.............................................      31,404       38,391
                                                                      -----------   ----------
       Total current assets..........................................     643,956      729,886
Property and equipment, net..........................................      74,431       87,950
Goodwill.............................................................     345,646    5,485,807
Indefinite-lived intangible assets...................................     568,414      893,425
Finite-lived intangible assets, net..................................     784,633    2,242,503
Marketable securities and other investments..........................      79,432      107,569
Other assets.........................................................      24,617       25,888
                                                                      -----------   ----------
                                                                      $ 2,521,129   $9,573,028
                                                                      ===========   ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses............................ $   225,767   $  285,761
    Current portion of long-term debt and capital lease obligation...      77,273       62,201
    Current portion of deferred revenue..............................     234,394      261,420
                                                                      -----------   ----------
       Total current liabilities.....................................     537,434      609,382
Deferred tax liability...............................................     433,384    1,086,724
Long-term debt and capital lease obligation, less current portion....     224,964      271,029
Deferred revenue, less current portion...............................      86,990      109,507
Other liabilities....................................................       5,618        6,286

Commitments and contingencies (Note 10)

Stockholders' equity:
    Preferred stock, par value $.01 per share........................          --           --
    Common stock, par value $.01 per share...........................       4,182        4,179
    Additional paid-in capital.......................................   8,363,205    8,360,289
    Accumulated deficit..............................................  (7,052,249)    (838,638)
    Accumulated other comprehensive income, net of tax...............      21,826       24,101
    Unearned compensation............................................      (5,959)     (24,988)
    Treasury stock, at cost..........................................     (98,266)     (34,843)
                                                                      -----------   ----------
       Total stockholders' equity....................................   1,232,739    7,490,100
                                                                      -----------   ----------
                                                                      $ 2,521,129   $9,573,028
                                                                      ===========   ==========

--------
(1) Restated in Amendment No. 2 to Form 10-K/A filed on November 14, 2002.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                            Restated                Restated
                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                     ----------------------  ----------------------
                                                                         2002        2001        2002        2001
                                                                     -----------  ---------  -----------  ---------
Revenues............................................................ $   271,496  $ 294,662  $   562,104  $ 617,635
Operating expenses:
   Operating expenses, excluding stock compensation, depreciation
     and amortization, write-down and impairment charges............     212,362    212,518      406,856    434,743
   Stock compensation...............................................       1,369      8,012       18,294     17,157
   Depreciation and amortization....................................     120,801    235,295      237,276    473,863
   Write-down of capitalized patent litigation costs................      44,424         --       44,424         --
   Impairment of intangible assets..................................   1,259,147         --    1,259,147         --
                                                                     -----------  ---------  -----------  ---------
                                                                       1,638,103    455,825    1,965,997    925,763
                                                                     -----------  ---------  -----------  ---------
Operating loss......................................................  (1,366,607)  (161,163)  (1,403,893)  (308,128)
Interest expense....................................................      (2,897)    (7,551)      (5,521)   (19,102)
Other (expense) income, net.........................................      (9,125)      (820)     (17,380)     1,054
                                                                     -----------  ---------  -----------  ---------
Loss before income taxes, extraordinary loss on debt extinguishment and cumulative effect of an accounting change.....................  (1,378,629)  (169,534)  (1,426,794)  (326,176)
Income tax benefit..................................................    (495,239)   (23,740)    (516,464)   (45,020)
                                                                     -----------  ---------  -----------  ---------
Loss before extraordinary loss on debt extinguishment and cumulative
  effect of an accounting change....................................    (883,390)  (145,794)    (910,330)  (281,156)
Extraordinary loss on debt extinguishment, net of tax...............          --     (2,100)          --     (2,100)
Cumulative effect of an accounting change, net of tax...............          --         --   (5,303,281)        --
                                                                     -----------  ---------  -----------  ---------
Net loss............................................................ $  (883,390) $(147,894) $(6,213,611) $(283,256)
                                                                     ===========  =========  ===========  =========

Basic and diluted loss per share:
   Loss before extraordinary loss on debt extinguishment and
     cumulative effect of an accounting change...................... $     (2.15) $   (0.35) $     (2.20) $   (0.68)
   Extraordinary loss on debt extinguishment, net of tax............          --      (0.01)          --      (0.01)
   Cumulative effect of an accounting change, net of tax............          --         --       (12.84)        --
                                                                     -----------  ---------  -----------  ---------
   Net loss......................................................... $     (2.15) $   (0.36) $    (15.04) $   (0.69)
                                                                     ===========  =========  ===========  =========
Weighted average shares outstanding.................................     411,348    411,461      413,067    411,329
Weighted average shares outstanding, assuming dilution..............     411,348    411,461      413,067    411,329

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements


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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                        Restated                 Restated
                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                 June 30,
                                                                 ----------------------  -----------------------
                                                                    2002        2001         2002        2001
                                                                 ----------  ----------  -----------  ----------
Balance at beginning of period.................................. $2,182,134  $7,892,418  $ 7,490,100  $8,025,240
Net loss........................................................   (883,390)   (147,894)  (6,213,611)   (283,256)
Other comprehensive income (loss), net of taxes.................     (2,406)        (51)      (2,275)    (11,130)
                                                                 ----------  ----------  -----------  ----------
Comprehensive loss..............................................   (885,796)   (147,945)  (6,215,886)   (294,386)
                                                                 ----------  ----------  -----------  ----------
Purchases of treasury stock.....................................    (63,423)         --      (63,423)         --
Other, principally shares issued pursuant to stock option plans, including tax benefit, and amortization of unearned
  compensation..................................................       (176)     19,309       21,948      32,928
                                                                 ----------  ----------  -----------  ----------
Balance at end of period........................................ $1,232,739  $7,763,782  $ 1,232,739  $7,763,782
                                                                 ==========  ==========  ===========  ==========



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements


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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                              Restated
                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                       ----------------------
                                                                                           2002        2001
                                                                                       -----------  ---------
Cash flows from operating activities:
  Net loss............................................................................ $(6,213,611) $(283,256)
   Adjustments to reconcile net loss to net cash provided by operating activities:
   Cumulative effect of an accounting change, net of tax..............................   5,303,281         --
   Depreciation and amortization......................................................     237,276    473,863
   Deferred income taxes..............................................................    (551,541)   (92,805)
   Tax benefit associated with stock options..........................................       1,651      9,400
   Stock compensation expense.........................................................      18,294     17,157
   Write-down of capitalized patent litigation costs..................................      44,424         --
   Impairment of intangible assets....................................................   1,259,147         --
   Investment write down..............................................................      12,216      4,000
   Loss on asset dispositions.........................................................         499        282
   Changes in operating assets and liabilities:
    Receivables.......................................................................     125,351     43,540
    Other assets......................................................................       8,557      8,973
    Accounts payable, accrued expenses and other liabilities..........................     (43,314)       234
    Deferred revenue..................................................................     (49,150)   (58,108)
                                                                                       -----------  ---------
      Net cash provided by operating activities.......................................     153,080    123,280
                                                                                       -----------  ---------
Cash flows from investing activities:
  Investments and acquisitions........................................................          --     (8,508)
  Purchases of marketable securities..................................................     (22,337)   (56,727)
  Sales and maturities of marketable securities.......................................      46,279     68,427
  Sales of assets.....................................................................           2    106,011
  Additions to property and equipment.................................................      (4,739)   (12,122)
  Additions to intangible assets......................................................     (18,221)   (17,090)
                                                                                       -----------  ---------
      Net cash provided by investing activities.......................................         984     79,991
                                                                                       -----------  ---------
Cash flows from financing activities:
  Repayments of borrowings under bank credit facilities and capital lease obligations.     (30,993)  (184,014)
  Repayment of senior subordinated notes..............................................          --    (71,034)
  Purchases of treasury stock.........................................................     (63,423)        --
  Proceeds from exercise of stock options.............................................       1,268      6,371
  Distributions to minority interests.................................................      (9,857)    (8,768)
                                                                                       -----------  ---------
      Net cash used in financing activities...........................................    (103,005)  (257,445)
                                                                                       -----------  ---------
Effect of exchange rate changes on cash and cash equivalents..........................         664         86
                                                                                       -----------  ---------
      Net increase (decrease) in cash and cash equivalents............................      51,723    (54,088)
Cash and cash equivalents at beginning of period......................................     349,250    488,046
                                                                                       -----------  ---------
Cash and cash equivalents at end of period............................................ $   400,973  $ 433,958
                                                                                       ===========  =========
Supplemental disclosures of cash flow information:
  Cash paid for income taxes.......................................................... $    26,134  $  64,599
  Cash paid for interest..............................................................       4,851     19,161

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

(1) Organization and Basis of Presentation

   Gemstar-TV Guide International, Inc., a Delaware corporation ("Gemstar" or together with its consolidated subsidiaries, the "Company") is a leading global technology and media company focused on consumer entertainment.

   The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting policies described in the Company's 2001 Annual Report Form 10-K Report, as amended, and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2001.

   The accompanying Condensed Consolidated Financial Statements have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 71, Review of Interim Financial Information ("SAS 71"), and, therefore, should not be relied upon.

   The Company's Unaudited Condensed Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 2001 and its Unaudited Condensed Consolidated Balance Sheets as of December 31, 2001 have been restated (see Note 2). All related dollar and per share amounts have been adjusted throughout the notes to the Unaudited Condensed Consolidated Financial Statements.

   Certain financial statement items for prior periods have been reclassified to conform with the 2002 presentation. See Note 6.

(2) Restatement

   Following the recommendation of the Audit Committee of the Company's Board of Directors, the Company made a determination to restate its previously filed consolidated financial statements for the year ended December 31, 2001, including the interim periods within that year and the periods ended March 31, 2002 and June 30, 2002 related to the following transactions:

   (a) The Company entered into a transaction comprised of a series of agreements beginning in the first quarter of 2001 and completed in the second quarter of 2001, in which the Company (1) acquired the intellectual property of a private company in exchange for $750,000 cash and advertising with a fair value of $20 million, and (2) paid $2 million in exchange for an option to purchase certain assets of the private Company at a price of $3 million (the "Option"). The sellers of the intellectual property have the right to require the exercise of the Option if certain performance criteria are met. Additionally,

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Restatement (continued)

the Company was conditionally obligated to pay $250,000 upon the successful transfer of certain patents to the Company. The $250,000 was paid in the third quarter 2003.

   Initially, the Company recorded the intellectual property purchased at an amount equal to the $750,000 cash paid to the sellers plus advertising with a fair value of $20 million granted to the sellers. In addition, the Option and related legal costs were recorded as an investment of $2.5 million. During 2001, the Company recognized $20 million of advertising revenue as it was used by the sellers and fully amortized the $20.75 million of intellectual property.

   Notwithstanding the contractual terms of the transaction, the Company did not find sufficient contemporaneous evidence to justify the $20.75 million valuation for the intellectual property received. The intellectual property was not appraised at the time of the transaction. Given the substance of the negotiations considered as a whole, the Company concluded that the most reliable evidence of the valuation of the intellectual property was the cash component of the transaction negotiated and agreed upon by the parties. Consequently, the Company determined that the best evidence of the fair value of the intellectual property was $6 million, which was the total amount of cash consideration that the sellers had required and could receive under the terms of the transaction. To date, the Company has paid $2.75 million to the sellers in connection with this transaction.

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

   The effect of the restatement adjustment on the three and six months ended June 30, 2001 was to reduce revenues by $4.0 million and $5.9 million, respectively, and to reduce amortization expense by $5 million for both periods. This restatement reduced revenues of the Interactive Platform Sector for the three and six months ended June 30, 2001 by approximately 20% and 17%, respectively, as calculated before restatement.

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

   In consultation with its recently engaged independent accounting firm, the Company determined that it had misapplied the collectibility criteria of SAB 101 as there was insufficient contemporaneous evidence of Scientific-Atlanta's intent to

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Restatement (continued)

pay. Accordingly, the Company has restated its previously filed financial statements for the periods ended June 30, 2002 and March 31, 2002, the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 for the reversal of licensing revenues related to Scientific-Atlanta. The effect of the restatement adjustment on the three and six months ended June 30, 2001 was to reduce revenues by $21.8 million and $39.1 million, respectively, and to reduce revenues by $5.8 million for the six months ended June 30, 2002. There was no revenue impact in the three months ended June 30, 2002. However, the Company reversed bad debt expense recorded during the quarter ended June 30, 2002, totaling $113.5 million.

   (c) The Company discovered that a clerical error had been made in the calculation of the value of warrants that were received in connection with a licensing transaction in the second quarter of 2001. The effect of correcting the error was to reduce the value of the warrants and related deferred revenue by $11.8 million at the date of the transaction. In addition, deferred revenue accreted into earnings over an 18-year period was reduced by $164,000 and $328,000 during the three and six month periods ended June 30, 2002, respectively, as a result of the corrected warrant valuation. During the fourth quarter 2001, the write-down of the fair value of the investment in the warrants decreased from $10.4 million as originally recorded to $5.2 million as adjusted. Lastly, the Company reduced its investment in the warrants by $3.6 million during the three and six months ended June 30, 2002 for other than a temporary decline in market value.

   (d) The Company determined that one of its equity affiliates incorrectly accounted for warrants of one of its investees. Specifically, the equity affiliate incorrectly accounted for these warrants under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, instead of under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The impact of the restatement as of December 31, 2001, is to increase accumulated deficit and increase accumulated other comprehensive income by $9.1 million each. The impact of the restatement for the three months ended June 30, 2002 increased investments $4.6 million, decreased accumulated other comprehensive income $9.1 million and increased other income $13.7 million. The impact of the restatement for the six months ended June 30, 2002 increased other expenses $9.1 million.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Restatement (continued)


   The Unaudited Condensed Consolidated Financial Statements as of December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 and notes thereto have been restated to include the effects of the corrections described above. These Unaudited Condensed Consolidated Financial Statements have not been audited or reviewed by an independent accounting firm and should not be relied upon. The following financial statement line items were impacted:


                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                As Previously              As Previously
                                                     Restated     Reported      Restated     Reported
                                                     June 30,     June 30,    December 31, December 31,
                                                       2002         2002          2001         2001
                                                   -----------  ------------- ------------ -------------
Receivables, net..................................         n/a           n/a   $  285,076   $  392,717
Total current assets..............................         n/a           n/a      729,886      837,527
Finite-lived intangible assets, net............... $   784,633   $   781,667    2,242,503    2,239,312
Marketable securities and other investments.......      79,432        81,962      107,569      116,732
Total assets......................................   2,521,129     2,520,693    9,573,028    9,686,641
Accounts payable and accrued expenses.............     225,767       222,838      285,761      285,642
Current portion of deferred revenue...............     234,394       233,728      261,420      261,082
Total current liabilities.........................     537,434       533,839      609,382      608,925
Deferred tax liability............................     433,384       432,803    1,086,724    1,127,933
Deferred revenue, less current portion............      86,990        87,647      109,507      121,330
Accumulated deficit...............................  (7,052,249)   (7,049,166)    (838,638)    (771,879)
Accumulated other comprehensive income, net of tax         n/a           n/a       24,101       18,380
Total stockholders' equity........................   1,232,739     1,235,822    7,490,100    7,551,138
Total liabilities and stockholders' equity........   2,521,129     2,520,693    9,573,028    9,686,641


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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Restatement (continued)

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                            As Previously              As Previously
                                                                 Restated     Reported      Restated     Reported
                                                               Three Months Three Months   Six Months   Six Months
                                                                  Ended         Ended        Ended         Ended
                                                                 June 30,     June 30,      June 30,     June 30,
                                                                   2002         2002          2002         2002
                                                               ------------ ------------- -----------  -------------
Revenues...................................................... $   271,496   $   271,659  $   562,104   $   568,246
Operating expenses, excluding stock compensation, depreciation
  and amortization, write-down and impairment charges.........     212,362       325,818      406,856       520,312
Depreciation and amortization.................................     120,801       120,688      237,276       237,050
Total operating expenses......................................   1,638,103     1,751,446    1,965,997     2,079,227
Operating loss................................................  (1,366,607)   (1,479,787)  (1,403,893)   (1,510,981)
Other (expense) income, net...................................      (9,125)      (18,242)     (17,380)      (21,920)
Loss before income taxes, extraordinary loss on debt
  extinguishment and cumulative effect of an accounting
  change......................................................  (1,378,629)   (1,500,926)  (1,426,794)   (1,538,422)
Income tax benefit............................................    (495,239)     (547,134)    (516,464)     (564,416)
Loss before extraordinary loss on debt extinguishment and
  cumulative effect of an accounting change...................    (883,390)     (953,792)    (910,330)     (974,006)
Net loss......................................................    (883,390)     (953,792)  (6,213,611)   (6,277,287)
Basic and diluted loss per share:.............................
Loss before extraordinary loss on debt extinguishment and
  cumulative effect of an accounting change...................       (2.15)        (2.32)       (2.20)        (2.36)
Net loss......................................................       (2.15)        (2.32)      (15.04)       (15.20)


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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Restatement (continued)

                                                                        As Previously               As Previously
                                                            Restated      Reported    Restated Six    Reported
                                                          Three Months  Three Months     Months      Six Months
                                                              Ended         Ended         Ended         Ended
                                                          June 30, 2001 June 30, 2001 June 30, 2001 June 30, 2001
                                                          ------------- ------------- ------------- -------------
Revenues.................................................   $ 294,662     $ 320,498     $ 617,635     $ 662,697
Depreciation and amortization............................     235,295       240,295       473,863       478,863
Total operating expenses.................................     455,825       460,825       925,763       930,763
Operating loss...........................................    (161,163)     (140,327)     (308,128)     (268,066)
Loss before income taxes, extraordinary loss on debt
  extinguishment and cumulative effect of an accounting
  change.................................................    (169,534)     (148,698)     (326,176)     (286,114)
Income tax benefit.......................................     (23,740)      (16,041)      (45,020)      (30,217)
Loss before extraordinary loss on debt extinguishment and
  cumulative effect of an accounting change..............    (145,794)     (132,657)     (281,156)     (255,897)
Net loss.................................................    (147,894)     (134,757)     (283,256)     (257,997)
Basic and diluted loss per share:
Loss before extraordinary loss on debt extinguishment and
  cumulative effect of an accounting change..............       (0.35)        (0.32)        (0.68)        (0.62)
Net loss.................................................       (0.36)        (0.33)        (0.69)        (0.63)

                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                             STOCKHOLDERS' EQUITY
                                (In thousands)

                                                              As Previously               As Previously
                                                  Restated      Reported      Restated      Reported
                                                Three Months  Three Months   Six Months    Six Months
                                                    Ended         Ended         Ended         Ended
                                                June 30, 2002 June 30, 2002 June 30, 2002 June 30, 2002
                                                ------------- ------------- ------------- -------------
Balance at beginning of period.................  $2,182,134    $2,249,898    $ 7,490,100   $ 7,551,138
Net loss.......................................    (883,390)     (953,792)    (6,213,611)   (6,277,287)
Other comprehensive income (loss), net of taxes      (2,406)        3,315         (2,275)        3,446
Total comprehensive loss.......................    (885,796)     (950,477)    (6,215,886)   (6,273,841)
Balance at end of period.......................   1,232,739     1,235,822      1,232,739     1,235,822


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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Restatement (continued)

                                                                                 As Previously               As Previously
                                                                     Restated      Reported      Restated      Reported
                                                                   Three Months  Three Months   Six Months    Six Months
                                                                       Ended         Ended         Ended         Ended
                                                                   June 30, 2001 June 30, 2001 June 30, 2001 June 30, 2001
                                                                   ------------- ------------- ------------- -------------
Balance at beginning of period.................................... $  7,892,418  $  7,935,263   $8,025,240    $8,055,963
Net loss..........................................................     (147,894)     (134,757)    (283,256)     (257,997)
Comprehensive loss................................................     (147,945)     (134,808)    (294,386)     (269,127)
Balance at end of period..........................................    7,763,782     7,819,764    7,763,782     7,819,764


                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)

                                                                                 As Previously               As Previously
                                                                     Restated      Reported    Restated Six    Reported
                                                                    Six Months    Six Months      Months      Six Months
                                                                       Ended         Ended         Ended         Ended
                                                                   June 30, 2002 June 30, 2002 June 30, 2001 June 30, 2001
                                                                   ------------- ------------- ------------- -------------
Net loss..........................................................  $(6,213,611)  $(6,277,287)   $(283,256)    $(257,997)
Adjustment to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization..................................      237,276       237,050      473,863       478,863
   Deferred income taxes..........................................     (551,541)     (596,683)     (92,805)      (78,346)
   Investment write down..........................................       12,216        17,672          n/a           n/a
   Changes in operating assets and liabilities:
       Receivables................................................      125,351       111,891       43,540           648
       Other assets...............................................        8,557         7,315          n/a           n/a
       Accounts payable, accrued expenses and other
         liabilities..............................................      (43,314)      (46,125)         234           580
       Deferred revenue...........................................          n/a           n/a      (58,108)      (64,041)
       Investments and acquisitions...............................          n/a           n/a       (8,508)       (8,642)
       Additions to intangible assets.............................          n/a           n/a      (17,090)      (16,956)


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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Significant Developments

   The Company's normal and customary business practice is to assess whether certain events necessitate a change in assumptions and estimates as they relate to its established accounting policies on revenue recognition, allowances, capitalized patent litigation costs, and the carrying value of intangible assets. The Company has assessed the impact of certain recent events to determine their effect on the Company's financial results.

   On June 21, 2002, an Administrative Law Judge issued a Final Initial Determination ("ID") in a United States International Trade Commission ("ITC") proceeding denying the Company's request for an exclusionary order to prevent further importation of certain set-top boxes containing interactive program guides ("IPGs") which the Company believes infringe some of its patents. The ITC determined not to review this decision on August 29, 2002. On July 2, 2002, the United States District Court for the Western District of North Carolina in the legal proceeding SuperGuide Corporation v. DirecTV Enterprises, Inc., et al (the "SuperGuide case") ruled that certain of the defendants' products did not infringe the SuperGuide Patents, and on July 25, 2002, the court dismissed all remaining claims in the case. The Company was a third party defendant in this matter and had joined in SuperGuide's infringement allegations against EchoStar. The Company has now appealed the SuperGuide and ITC rulings. (See
Note 11.)

   The Company assessed the impact of these rulings on its assumptions and estimates in applying its accounting policies as follows:

   . The Company's accounting policy with respect to patent prosecution and litigation costs incurred to protect, strengthen and enforce the Company's intellectual property rights is to capitalize such costs as intangible assets and to amortize them using the straight-line method over the remaining lives of the related patents. The Company reviewed the carrying value of capitalized patent litigation costs related to the ITC and SuperGuide cases. Although the Company has filed appeals in the ITC and SuperGuide cases, the Company concluded that these rulings raised doubts as to whether certain capitalized patent litigation costs could be reasonably considered to strengthen the value of the patents. Accordingly, the Company recorded a write-down of $44.4 million to capitalized patent litigation costs during the quarter ended June 30, 2002 and will expense all of the legal costs of the SuperGuide and ITC cases on a going forward basis. (See Note 9.)

   Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("Statement 142"), goodwill and indefinite-lived intangible assets must be tested on an interim basis if events or circumstances indicate that the estimated fair value of the assets has decreased below its carrying value. Also, under the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), the Company is required to record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In view of the above-mentioned adverse ruling in the ITC proceeding and the additional fact that the Company has experienced a sustained decline in its market capitalization (expressed as its share

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Significant Developments (continued)

price multiplied by the number of shares outstanding) during 2002 from $11.5 billion at January 1, 2002 to $2.2 billion at June 30, 2002, the Company performed an interim impairment analysis of its goodwill, indefinite-lived intangible assets and certain finite-lived intangible assets as of June 30, 2002, with the assistance of a third-party valuation expert, with the following results:

   . Based on an interim impairment analysis under Statement 142, the Company recorded pre-tax impairment charges to its goodwill and trademark of $22.8 million and $24.0 million, respectively, during the quarter ended June 30, 2002. These charges were recorded as operating expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations. (See Note 5.)

   . Based on an impairment analysis under Statement 144, the Company recognized a pre-tax impairment loss of $1,212.3 million during the quarter ended June 30, 2002, after it was determined that the carrying value of certain finite-lived intangible assets exceeded their fair value. (See Note 5.)

(4) Accounting Change--Goodwill and Intangible Assets

   The Company adopted Statement 142 effective January 1, 2002. Under Statement 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment at least annually and any excess in carrying value over the estimated fair value is charged to results of operations. The previous method for determining impairment utilized an undiscounted cash flow approach for the initial impairment assessment, while Statement 142 utilizes a fair value approach. The indefinite-lived intangible asset and goodwill impairment charges discussed below are the result of the change in the accounting method for determining the impairment of goodwill and certain intangible assets.

   The Company, primarily through the acquisition of TV Guide on July 12, 2000, has a significant amount of goodwill and indefinite-lived intangible assets, consisting of trademark and publishing rights.

   In connection with the adoption of Statement 142, the Company determined that the Company's trademark, trade name and publishing rights have indefinite useful lives. Pursuant to the transitional rules of Statement 142, the Company performed an impairment test of these assets, which resulted in an impairment charge of $297.8 million ($187.8 million, net of tax, or $(0.45) per basic and diluted share) as of January 1, 2002. The impairment charge represents the excess of the carrying amount of a trademark over its estimated fair value as determined by the Company, with the assistance of third party valuation experts, utilizing the relief from royalty valuation method. This method estimates the benefit to the Company resulting from owning rather than licensing the trademark. The pre-tax charge impacted the Company's segments as follows: Technology and Licensing, $133.9 million; Interactive Platform, $129.8 million; and Media and Services, $34.1 million.

   Also in connection with the adoption of Statement 142, the Company completed the transitional goodwill impairment test during the second quarter of 2002 and recorded an impairment charge of $5,115.5 million, or $(12.39) per basic and

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Accounting Change--Goodwill and Intangible Assets (continued)

diluted share, as of January 1, 2002. A third party valuation expert, considering both income and market approaches, estimated the enterprise values of certain reporting units. The impaired goodwill is not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the impairment charge. The charge impacted the Company's segments as follows:
Technology and Licensing, $1,821.3 million; Interactive Platform, $2,890.2 million; and Media and Services, $404.0 million.

   In total, the charges to goodwill and indefinite-lived intangible assets have been recorded as the cumulative effect of an accounting change in the amount of $5,303.3 million, net of tax, or $(12.84) per basic and diluted share as of January 1, 2002 in the accompanying Unaudited Condensed Consolidated Statements of Operations.

   Prior to the adoption of Statement 142, the Company amortized goodwill and indefinite-lived intangible assets over their estimated useful lives ranging from 5 to 40 years. Had the Company not amortized goodwill and indefinite-lived intangible assets consistent with the provisions of Statement 142 in prior periods, the Company's net loss would have been affected as follows (in thousands, except per share data):

                                                                                         Restated              Restated
                                                                                    Three Months Ended     Six Months Ended
                                                                                         June 30,              June 30,
                                                                                   --------------------  --------------------
                                                                                      2002       2001       2002       2001
                                                                                   ---------  ---------  ---------  ---------
Reported loss before cumulative effect of an accounting change.................... $(883,390) $(147,894) $(910,330) $(283,256)
Add back: Goodwill amortization...................................................        --    110,118         --    223,243
Add back: Indefinite-lived intangible assets amortization, net of tax.............        --      5,461         --     11,712
                                                                                   ---------  ---------  ---------  ---------
Adjusted loss before cumulative effect of an accounting change.................... $(883,390) $ (32,315) $(910,330) $ (48,301)
                                                                                   =========  =========  =========  =========
Basic and diluted loss per share before cumulative effect of an accounting change:
    Reported...................................................................... $   (2.15) $   (0.36) $   (2.20) $   (0.69)
    Add back: Goodwill amortization...............................................        --       0.27         --       0.54
    Add back: Indefinite-lived intangible assets amortization, net of tax.........        --       0.01         --       0.03
                                                                                   ---------  ---------  ---------  ---------
    Adjusted basic and diluted loss per share before cumulative effect of an
     accounting change............................................................ $   (2.15) $   (0.08) $   (2.20) $   (0.12)
                                                                                   =========  =========  =========  =========

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Accounting Change--Goodwill and Intangible Assets (continued)


   Changes in the carrying amount of goodwill and intangible assets with indefinite lives for the six months ended June 30, 2002 and 2001 are as follows (in thousands):

                                                                    2002                              2001
                                                     ---------------------------------- -------------------------------
                                                                  Trademark                         Trademark
                                                                  and Trade  Publishing             and Trade Publishing
                                                       Goodwill     Name       Rights    Goodwill     Name      Rights
                                                     -----------  ---------  ---------- ----------  --------- ----------
Balance at December 31,............................. $ 5,485,807  $ 653,018   $240,407  $5,901,967  $662,613   $259,398
Current period additions and adjustments to purchase
 price allocation...................................      (1,814)    (3,200)        --     (51,499)       34         --
Amortization expense................................          --         --         --    (223,243)   (8,468)   (10,108)
Transitional impairment charge......................  (5,115,514)  (297,807)        --          --        --         --
Interim impairment charge (Note 5)..................     (22,833)   (24,004)        --          --        --         --
                                                     -----------  ---------   --------  ----------  --------   --------
Balance at June 30,................................. $   345,646  $ 328,007   $240,407  $5,627,225  $654,179   $249,290
                                                     ===========  =========   ========  ==========  ========   ========

   In conjunction with the adoption of Statement 142, the Company reassessed the useful lives and residual values of its finite-lived intangible assets acquired in purchase business combinations and determined that no revisions were necessary. Intangible assets with finite lives at June 30, 2002 and December 31, 2001 are as follows (in thousands):

                                                                  Impairment             Amortization
                                                    Accumulated  Charge/Write    Net        Period
                                            Cost    Amortization     down      Balance     (Years)
                                         ---------- ------------ ------------ ---------- ------------
June 30, 2002--Restated
-----------------------
Intangible assets with finite lives:
   Contracts (Note 5)................... $1,932,000  $(381,742)  $(1,210,799) $  339,459     5-10
   Customer lists.......................    722,781   (424,113)           --     298,668     3-5
   Patents (Note 9).....................    239,597    (48,369)      (45,122)    146,106     5-15
   Other................................      2,100       (887)         (813)        400      5
                                         ----------  ---------   -----------  ----------
Total finite-lived intangible assets.... $2,896,478  $(855,111)  $(1,256,734) $  784,633
                                         ==========  =========   ===========  ==========

December 31, 2001--Restated
---------------------------
Intangible assets with finite lives:
   Contracts............................ $1,932,000  $(284,742)  $        --  $1,647,258     5-10
   Customer lists.......................    722,781   (315,004)           --     407,777     3-5
   Patents..............................    221,364    (35,348)           --     186,016     5-15
   Other................................      2,041       (589)           --       1,452      5
                                         ----------  ---------   -----------  ----------
Total finite-lived intangible assets.... $2,878,186  $(635,683)  $        --  $2,242,503
                                         ==========  =========   ===========  ==========

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Accounting Change--Goodwill and Intangible Assets (continued)


   Amortization expense (restated) was $219.4 million and $457.2 million for the six months ended June 30, 2002 and 2001, respectively. Estimated amortization expense (restated) for the remainder of 2002 and the succeeding five years is expected to be as follows: $137.5 million--2002 (remainder); $190.1 million--2003; $93.5 million--2004; $75.2 million--2005;
$54.3 million--2006; and $53.5 million--2007.

(5) Impairment Charges

   In accordance with Statement 144, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the second quarter of 2002, the ID of the Administrative Law Judge in the ITC proceeding and a sustained decline in the Company's market capitalization triggered an interim assessment by the Company to determine whether certain of its finite-lived intangible assets may be impaired. Accordingly, the Company estimated the undiscounted future net cash flows to be generated by these finite-lived intangible assets to be less than their carrying amount of $1,463.0 million. The cash flow projections related to these finite-lived intangible assets as of June 30, 2002 reflect certain anticipated changes in the Company's advertising delivery mechanism on TV Guide Interactive and anticipated consolidation in the cable television industry. The Company, with the assistance of a third party valuation expert, then estimated the fair value of these finite-lived intangible assets at $250.7 million using the traditional approach under Statement 144 as a measure of fair value. This resulted in a pre-tax impairment loss of $1,212.3 million.

   Under Statement 142, in addition to an annual test, goodwill and indefinite-lived intangible assets must be tested on an interim basis if events or circumstances indicate that the estimated fair value of the asset has decreased below its carrying value. During the second quarter of 2002, the Initial Determination of the Administrative Law Judge in the ITC proceeding and the sustained decline in the Company's market capitalization triggered an interim assessment by the Company to determine whether the fair value of goodwill and indefinite-lived intangible assets may be less than their carrying values as of June 30, 2002. The Company, with the assistance of a third-party valuation expert, estimated the fair values of the Company's indefinite-lived intangible assets and certain reporting units as of June 30, 2002. As a result, the Company determined that impairment charges of $22.8 million and $24.0 million should be recorded to goodwill and trademark, respectively.

   In total, interim impairment charges of $1,259.1 million were recorded as operating expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations. Their impacts on the Company's segments were $(147.0) million to the Technology and Licensing sector, $(1,104.0) million to the Interactive Platform sector, and $(8.1) million to the Media and Services sector.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Reclassification--Cooperative Advertising and Product Placement Costs


   In November 2001, the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 01-09, which is effective for periods commencing after December 31, 2001, clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor's customers. As a result of the Company's adoption of the EITF consensus, certain of the Company's cooperative advertising and product placement costs previously classified as operating expenses have been reflected as a reduction of revenues earned from that activity. Where applicable, amounts presented in prior periods have been reclassified to comply with the income statement classifications for the current period. Approximately $13.7 million and $24.0 million of cooperative advertising and product placement costs previously classified as expenses have been reflected as a reduction of revenues in the income statement for the three and six-month periods ended June 30, 2001, respectively.

(7) Acquisitions and Sales

  TV Guide--Purchase Reserves

   For the six months ended June 30, 2002, approximately $9.1 million ($7.3 million in third-party contract termination costs and $1.8 million in separation costs) has been charged against the reserve for third-party contract termination and separation costs included in the purchase price allocation from the acquisition of TV Guide. Additionally, for the same period, the reserve was reduced by approximately $2.4 million and credited against goodwill. The reserve had an outstanding balance of $14.9 million at December 31, 2001. See the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a description of the transaction. The Company expects that the remaining reserve for third-party contract termination and separation costs of $3.4 million will be expended during 2002.

  WGN Superstation Transaction

   In April 2001, the Company sold the business that distributes the WGN Superstation signal. No gain or loss was recognized as a result of the transaction. Concurrent with this transaction, the Company received a $100 million advertising commitment over a six year period from the acquirer.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Acquisitions and Sales (continued)

  SkyMall Transaction (continued)


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

   The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). The Company finalized the allocation of the purchase price as of June 30, 2002.

       Assets
          Current assets........................................ $ 8,464
          Property and equipment................................   7,207
          Intangible assets.....................................   4,500
          Other assets..........................................      23
          Goodwill..............................................  61,707
                                                                 -------
                                                                  81,901
       Liabilities
          Current liabilities...................................  31,813
                                                                 -------
       Net purchase price....................................... $50,088
                                                                 =======

   The Company finalized its allocation of the purchase price to the fair value of the acquired trade name at $4.5 million. The trade name is considered an indefinite-lived intangible asset and is not subject to amortization.

   The Company finalized its allocation of goodwill ($61.7 million) to its applicable reporting unit in accordance with Statement 142. Goodwill generated in this transaction is not subject to amortization in accordance with Statement 142 and is not deductible for tax purposes. In connection with the adoption of Statement 142, the Company recorded an impairment charge of $37.7 million as of January 1, 2002 related to the goodwill from the acquisition of SkyMall. The goodwill balance at September 30, 2002 from this acquisition was $24.0 million (see Note 4).

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Acquisitions and Sales (continued)

  SkyMall Transaction (continued)


   The following unaudited pro forma Financial Information reflects the Company's results of operations for the three and six-month periods ended June 30, 2001 as though the SkyMall transaction had been completed as of January 1, 2001 (in thousands, except per share amounts):

                                         Restated               Restated
                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                   --------------------  ----------------------
                                      2002       2001        2002        2001
                                   ---------  ---------  -----------  ---------
Revenues.......................... $ 271,496  $ 305,059  $   562,104  $ 639,042
Net loss..........................  (883,390)  (148,287)  (6,213,611)  (284,122)
Basic and diluted loss per share..     (2.15)     (0.36)      (15.04)     (0.69)

  Magazine Distribution Business

   In June 2002, the Company exited from its magazine distribution business by assigning its existing distribution contracts to a third party and contracting with the same party for distribution of TV Guide Magazine. The Company recognized approximately $3.3 million in exit costs, which are included as operating expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations. No gain or loss was recognized as a result of this transaction.

(8) Receivables, net

   At June 30, 2002, approximately $65.6 million, or 41%, of the Company's net receivables are due from five entities.

(9) Capitalized Patent Costs

   The Company's accounting policy with respect to patent prosecution and litigation costs incurred to protect, strengthen and enforce the Company's intellectual property rights is to defer such costs as intangible assets and to amortize them using the straight-line method over the remaining lives of the related patents. The Company reviews capitalized patent litigation costs whenever events or changes in circumstances, such as adverse administrative or judicial rulings, indicate that certain deferred costs should be expensed. The propriety of such characterizations is determined by the Company based, in part, on the advice of outside counsel. In June 2002, the Company received an unfavorable ruling in a proceeding before the ITC involving three patents. The ITC determined not to review this decision on August 29, 2002. The Company also received an unfavorable ruling in the SuperGuide case. (See Note 11.) Although the Company has appealed the ITC and SuperGuide rulings, the Company concluded that as a result of the rulings, certain capitalized patent litigation costs could no longer be

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Capitalized Patent Costs (continued)

considered to strengthen the value of the patents. Accordingly, the Company recorded a write-down of approximately $44.4 million to capitalized patent litigation costs during the three months ended June 30, 2002, and will expense all future legal costs associated with the SuperGuide and ITC cases. The Company continues to capitalize patent prosecution and litigation costs which the Company believes will protect, strengthen and enforce the Company's intellectual property rights.

(10) Credit Arrangements

   The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February, 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.84% at June 30, 2002) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide's subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide's ability to pay dividends to Gemstar tied to TV Guide's leverage ratio. This restriction does not apply to Gemstar's ability to pay dividends. As of June 30, 2002, TV Guide had available borrowing capacity under the six-year revolving credit facility of $160.6 million. Principal payments of $45 million in the remainder of 2002, $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings at June 30, 2002 were $138.4 million under the revolving credit facility and $158.0 million under the term loan. At June 30, 2002, the Company had an outstanding letter of credit issued under the revolving credit facility for $1.0 million. The Company has determined that there is a reasonable likelihood that TV Guide will be unable to maintain compliance with a financial covenant in its term loan agreement during the coming twelve months. The Company is currently evaluating options to maintain compliance or mitigate the effects of any noncompliance.

   The Company is a party to a loan guaranty to assist a printing services supplier in obtaining a line of credit and term loans with a bank. The maximum exposure to the Company created by this guaranty is $10.0 million.

(11) Legal Proceedings

   The following is a description of material legal proceedings known to the Company that have been filed subsequent to the Company's Form 10-K for the year ended December 31, 2001 and Form 10-Q for the period ended March 31, 2002 or material proceedings previously described in such filings that have undergone significant changes.

   On April 26, 1999, the Judicial Panel on Multi-District Litigation ("MDL Panel") ordered that certain patent infringement lawsuits be coordinated or consolidated for pretrial proceedings in the Northern District of Georgia (the "MDL Transfer Order"). These lawsuits are more fully described in the Company's Form 10-K filing, as amended, for the year ended December 31, 2001. These cases involve Scientific-Atlanta and Pioneer Corporation, among other parties and involve several patents. On August 30, 2002, the Company received an Order from that court finding that two of the patents involved

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Legal Proceedings (continued)

in these cases were not infringed by certain digital set-top box products produced by Scientific-Atlanta and Pioneer. On November 4, 2002, the court ruled that the remaining Scientific-Atlanta and Pioneer products at issue in this proceeding were not infringed by the two patents that were the subject of the August 30/th/ ruling. The Company intends to seek review of these decisions in the most expedited manner possible.

   The MDL proceedings also involve three patents which were involved in a case in the United States District Court for the Western District of North Carolina entitled SuperGuide Corporation v. DirecTV Enterprises, Inc. et al. (the "SuperGuide case"), described more fully herein. The Company is a third-party defendant in the SuperGuide case and has joined in SuperGuide's infringement allegations against EchoStar. In two orders dated July 2, 2002 and July 25, 2002, the North Carolina court ruled that the products of the defendants in the SuperGuide case, including EchoStar's did not infringe the patents at issue. This ruling was based in part on a previous ruling of that court interpreting the scope of the patents at issue.

   On October 25, 2002, the Georgia court hearing the MDL cases ruled that it was obligated to accept the North Carolina court's previous ruling interpreting the scope of the patents at issue without deciding whether the underlying ruling was correct as a matter of law. The Georgia court has not ruled on Scientific-Atlanta's infringement of these three patents under this interpretation. The Company has previously announced that it is appealing the SuperGuide case to the United States Court of Appeals for the Federal Circuit.

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

   On January 18, 2000, the Company's StarSight subsidiary filed a patent infringement action against TiVo Inc. ("TiVo") in the U.S. District Court for the Northern District of California. The suit claims, among other matters, that TiVo willfully infringed certain StarSight intellectual property by virtue of TiVo's deployment, marketing, offers to sell and sale of personalized video recorder devices containing an unlicensed interactive program guide ("IPG"). StarSight is seeking an injunction and monetary damages. On February 25, 2000, TiVo answered StarSight's Complaint, and also filed counterclaims against the Company and StarSight alleging, among others, that the Company has violated federal antirust law and the California unfair business practices act. In its counterclaims, TiVo seeks, among other relief, damages and an injunction. On August 5, 2002, the court entered a stipulation at the parties' request to stay the proceeding pending resolution

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Legal Proceedings (continued)

of the investigation before the ITC, described below, and the court has accepted that agreement. After the resolution of any and all appeals stemming from the ITC investigations (including any appeal to the United States Court of Appeals for the Federal Circuit), we expect the court will be notified of this fact and expect the case to be re-activated at that point.

   During July and August 2000, TV Guide was served with more than 20 class action complaints filed primarily in the U.S. District Court for the Southern District of New York on behalf of magazine subscribers. These complaints, which have been consolidated into a single action, allege that TV Guide, the Magazine Publishers Association ("MPA"), and 12 other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys' fees and costs. Plaintiffs filed a motion for partial summary judgment. After oral argument was heard on January 10, 2001, the parties entered into settlement discussions. Settlement negotiations continued over the next several months and in April 2002, the defendants submitted final settlement documents to plaintiffs for their approval. Subsequently, the parties signed a settlement agreement, and on July 3, 2002, plaintiffs filed a motion for preliminary approval of the settlement. On August 29, 2002, the court held a hearing at which the pending motion was discussed. The court entered an order on September 20, 2002, granting the motion for preliminary approval.

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

   On December 29, 2000, Gemstar International Group Limited, Barnes & Noble, Inc. and Thomson Consumer Electronics were named as defendants in an action for patent infringement by Jennifer Landau, an individual, that relates to e-book technology. The Company was served with this action in May 2001. This action, captioned Jennifer Landau v. Barnes & Noble, et al., USDC Case No. C-00-593-B, was pending in the U.S. District Court for the District of New Hampshire. In May 2002, Ms. Landau voluntarily dismissed this action with prejudice, and there are no longer any claims pending against the Company or any other parties to this litigation.

   On February 14, 2001, the Company and its StarSight subsidiary filed a complaint requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337 ("Section 337"), regarding imports of certain set-top boxes and components thereof. The complaint alleges that Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., Scientific-Atlanta, Inc., EchoStar Communications Corporation and SCI Systems, Inc. (collectively "Respondents"), are violating Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or sale in the United States after importation, of set-top boxes and/or components that infringe, directly, contributorily or by inducement, of certain

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Legal Proceedings (continued)

patents owned by the Company. The complaint requests an order excluding from entry into the United States all imported set-top boxes and components that infringe, directly, contributorily or by inducement, any claims of the patents in suit, and directing Respondents to cease and desist from importing, marketing, advertising, demonstrating, warehousing, distributing, selling and/or using set-top boxes or components that so infringe. On or about March 16, 2001, the ITC instituted the requested investigation referred to as "In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation
No. 337-TA-454 (ITC)". An administrative hearing was held during December 2001. On June 21, 2002, the Administrative Law Judge issued his initial determination ("ID"), finding that all of the patents were valid, that none of the patents at issue had been infringed by any of the Respondents, that one of the patents at issue was unenforceable both because it had been misused by the Company and also because a co-inventor had not been named on the patent, and that the Company failed to establish the technical prong of the ITC's domestic industry requirement, which requires the Company to practice its inventions covered by the patents in suit. The Company believes the ID is erroneous in many respects and that the proper application of the law does not support it. On July 5, 2002, the Company and StarSight filed their Petition for Review by the ITC of the ID. Respondents and ITC Staff also filed Petitions for Review of certain aspects of the ID. On August 29, 2002, the ITC determined not to review the ID and entered an additional finding with regard to the technical prong of the domestic industry requirement on one claim of one of the patents. The Commission took no position on the patent misuse findings of the Administrative Law Judge. The Company filed a notice of appeal of the ITC determination to the the United States Court of Appeals for the Federal Circuit on October 25, 2002.

   On March 23, 2001, Gemstar Development Corporation, a wholly owned subsidiary of the Company, was added as a third-party defendant in the lawsuit of SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the U.S. District Court for the Western District of North Carolina. The original claims brought by SuperGuide Corporation against the defendants in this lawsuit are for patent infringement with respect to three patents (the "SuperGuide Patents"). In 1993, Gemstar Development Corporation received a license to the SuperGuide Patents from SuperGuide Corporation within certain defined fields of use. Defendants asked the court to join Gemstar Development Corporation to these proceedings as a necessary party. After it was added as a party, Gemstar Development Corporation brought claims for declaratory relief and breach of contract against SuperGuide in this lawsuit relating to the 1993 license agreement between SuperGuide and Gemstar Development Corporation. In addition, Gemstar Development Corporation has asserted claims against EchoStar for infringing the SuperGuide Patents within Gemstar's defined fields of use. By orders dated July 2, 2002 and July 25, 2002, the District Court granted defendants' motion for summary judgment finding that defendants do not infringe the SuperGuide Patents based upon the manner in which the court previously construed the SuperGuide Patents and dismissed all remaining claims in the case without prejudice. The Company has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Legal Proceedings (continued)

DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In addition to its claim for declaratory relief (discussed above), Thomson has now also added a claim for antitrust violations under federal and state law. On April 22, 2002, Thomson also filed a tag-along notice with the Judicial Panel for Multi-District Litigation (the "MDL Panel") requesting that this entire action be transferred to Georgia for coordinated pretrial proceedings with the MDL proceedings discussed in the Company's Form 10-K, as amended, for the period ended December 31, 2001. On June 3, 2002, the MDL Panel issued a Conditional Transfer Order and Simultaneous Separation and Remand of Certain Claims conditionally transferring Thomson's antitrust claims to Georgia, but separating and remanding the balance of the claims in this case to Delaware. In response, Thomson filed a motion with the MDL Panel to transfer the entire case to Georgia. On October 16, 2002, the MDL Panel issued an Order of Transfer and Simultaneous Separation and Remand of Certain Claims in which it denied Thomson's motion to transfer the entire case to Georgia. In so ruling, the MDL Panel adopted its decision in the June 3, 2002 Conditional Transfer Order and transferred Thomson's antitrust claims to Georgia, but separated and remanded the balance of the claims in this case to Delaware. Now that the MDL Panel has issued its final order, the Company understands that the Delaware litigation will be reactivated, and Thomson's antitrust claims will be transferred and coordinated for pretrial purposes with the Georgia MDL Proceedings.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Legal Proceedings (continued)

alleged claims are brought under Sections 10(b) and 20(a) of the 1934 Act,
Section 11 of the 1933 Act and SEC Rule 10b-5. The essence of the allegations is that the defendants allegedly intentionally failed to properly account for revenue accrued from Scientific-Atlanta; failed to properly account for a non-monetary transaction, pursuant to which intellectual property rights were obtained, in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with the Company's acquisition of TV Guide, Inc. Plaintiffs allege that this had the effect of materially overstating the Company's reported financial results. Pursuant to the parties' stipulation, the District Court has consolidated all of the lawsuits (and any subsequently filed lawsuits) into one case known as In re Gemstar-TV Guide International Securities Litigation, Master File No. 02-2775, NM (PLAx) (C.D. Cal.) Several groups of plaintiffs and their counsel filed motions to be appointed lead plaintiff and lead plaintiff's counsel. Pursuant to an amended order dated August 9, 2002, the Court appointed the Teachers Retirement System of Louisiana and the General Retirement System of the City of Detroit as co-lead plaintiffs, and appointed Bernstein, Litowitz, Berger & Grossman, L.L.P., as lead plaintiffs' counsel. Plaintiff Georgica Advisors has requested that the court reconsider that decision and appoint it as lead plaintiff. The motion is scheduled to be heard on November 18, 2002. Lead plaintiffs are expected to file their consolidated complaint on or before December 12, 2002. Defendants' response to the consolidated complaint is expected to be due on or before February 14, 2003. In addition, an Oklahoma limited partnership filed a lawsuit in the United States District Court for the Northern District of Oklahoma on October 7, 2002 against some of the same defendants, including the Company, based on the same core allegations and purported causes of action alleged in the consolidated class action. Also, the Company learned on or about November 1, 2002 that, based on these same core allegations, a separate lawsuit was filed in the federal district court for the Central District of California against the Company and some of the same defendants. The lawsuit alleges state law based derivative claims, including those based on various breaches of fiduciary duty. The Company believes the allegations are without merit and intends to defend these actions vigorously.

   In April and May 2002, the Company, along with several of its principal executive officers and directors, were also sued in four purported shareholder derivative actions. Three of these actions were filed in the Superior Court of the State of California for the County of Los Angeles and one action was filed in the Count of Chancery of the State of Delaware, County of New Castle. These purported derivative lawsuits allege various breaches of fiduciary duty and violations of the California Corporations Code based upon the same general set of alleged facts and circumstances as the federal shareholder suits. Pursuant to the parties' stipulation, the California actions have been consolidated into one case before a single judge. Plaintiffs are required to file their consolidated amended complaint by late December 2002. On October 31, 2002, the Company was served with another purported shareholder derivative action, this one in the United States District Court for the Central District of California, based upon the same general set of alleged facts and circumstances. The Company believes the allegations are without merit and intends to defend the actions vigorously.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Legal Proceedings (continued)

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

   On September 6, 2002, TV Guide Distribution, Inc. ("TVGD"), together with six other plaintiffs comprising national distributors of magazines, filed an action entitled TV Guide Distribution, et al. v. Ronald E. Scherer et al., in the Court of Common Pleas, Franklin County, Ohio (Case No. 02CVH09 9891). The complaint named more than thirty defendants, made up of principals and shareholders of United Magazine Company, Inc. ("Unimag") and their affiliates, regional wholesalers of magazines that went out of business in September 1999, leaving more than $100 million of outstanding receivables due and owing to the national distributor plaintiffs. The complaint alleges that defendants engaged in a course of conduct that violated Ohio statutes prohibiting fraudulent conveyances and other unlawful payments designed to hinder, delay or defraud TVGD and the other plaintiffs, Unimag's creditors. An initial status conference has been scheduled for November 21, 2002. See the Company's Form 10-Q, as amended, for the quarter ended March 31, 2002 for a discussion of other ongoing litigation involving Unimag and TVGD.

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

   On November 6, 2002, Scientific-Atlanta and PowerTV, Inc. ("S-A") filed a counterclaim against the Company and certain of its subsidiaries in a case captioned Personalized Media Communications, L.L.C. v. Scientific-Atlanta, Inc., and PowerTV,

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Legal Proceedings (continued)

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

(12) Related Party Transactions

   In connection with the acquisition of TV Guide in 2000, News Corp. became a stockholder of the Company. As of June 30, 2002, News Corp. directly and indirectly owns approximately 43% of the Company's outstanding common stock and has the right to designate six directors on the Company's board. The Company earned advertising revenues of $3.9 million and $5.3 million for the three months ended June 30, 2002 and 2001, respectively, and $8.5 million and $12.8 million for the six months ended June 30, 2002 and 2001, respectively, from entities controlled by News Corp. In addition, the Company acquired programming from News Corp. controlled entities of $1.1 million and $2.9 million for the three months ended June 30, 2002 and 2001, respectively, and $2.8 million and $5.5 million for the six months ended June 30, 2002 and 2001, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corp. As of June 30, 2002 and December 31, 2001, the Company had receivables due from News Corp. controlled entities totaling $1.9 million and $4.6 million, respectively, and payables due to News Corp. controlled entities totaling $149,000 and $302,000, respectively. The Company reimburses News Corp. for facilities and other general and administrative costs incurred on the Company's behalf. Expenses associated with these costs approximated $927,000 and $(83,000) for the three months ended June 30, 2002 and 2001, respectively, and $2.0 million and $1.2 million for the six months ended June 30, 2002 and 2001, respectively. Expenses for the three and six month periods ended June 30, 2001 included a rent and facilities credit of $345,000 from News Corp. In addition, the Company purchases paper through a paper procurement arrangement with News Corp. at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Related Party Transactions (continued)


   Liberty Media Corporation ("Liberty Media"), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corp. For the period April 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, and the period from January 1, 2001 to May 2, 2001, the Company purchased programming from Liberty Media controlled affiliates of $1.2 million and $4.5 million, respectively. During the same periods, the Company also sold video, program promotion and guide services of $1.7 million and $6.7 million, respectively, to AT&T Broadband and Internet Services ("BIS") and its consolidated affiliates. In addition, during the same periods, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $642,000 and $2.4 million, respectively. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

   The Company has included in the amounts discussed above transactions with News Corp., BIS, and Liberty Media and all known entities in which BIS, Liberty Media and News Corp. have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corp. own, directly or indirectly, 50% or less.

(13) Segment Information

   The Company categorizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (including the IPGs currently marketed under brands such as GUIDE Plus+(R) and TV Guide(R) Interactive, the VCR Plus+(R) system and electronic book technology marketed under brands such as the Gemstar eBook(TM)); the Interactive Platform Sector, which derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms, including advertising on the Company's IPGs and TV Guide Online, interactive services, and e-commerce on tvguide.com, skymall.com and other affiliated websites; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG Network/SM/ ("TVG"), SkyMall catalog sales, Superstar/Netlink Group ("SNG") and other non-interactive platforms and media properties.

   The Company's reportable segments are strategic business units that offer different products and services and compete in different industries. The Company's chief operating decision maker uses EBITDA (operating income before stock compensation expense, depreciation and amortization, write-down and impairment charges) to evaluate the performance of the three segments. Assets of the reportable segments are not relevant for management of the businesses.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Segment Information (continued)


   Segment information for the three and six-month periods ended June 30, 2002 and 2001 is as follows (in thousands):

                                               Restated           Restated
                                          Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                          -----------------  -----------------
                                            2002     2001      2002     2001
                                          -------- --------  -------- --------
 Technology and Licensing Sector
    Revenues (4)......................... $ 51,266 $ 45,758  $107,073 $100,467
    Operating expenses (1)(3)(4).........   21,591   22,010    33,219   37,775
                                          -------- --------  -------- --------
    EBITDA (2)........................... $ 29,675 $ 23,748  $ 73,854 $ 62,692
                                          ======== ========  ======== ========
 Interactive Platform Sector
    Revenues (4)......................... $ 22,418 $ 16,484  $ 44,426 $ 29,261
    Operating expenses (1)(3)(4).........   19,631   20,939    39,930   41,936
                                          -------- --------  -------- --------
    EBITDA (2)........................... $  2,787 $ (4,455) $  4,496 $(12,675)
                                          ======== ========  ======== ========
 Media and Services Sector
    Revenues (3)(4)...................... $197,812 $232,420  $410,605 $487,907
    Operating expenses (1)(3)(4).........  171,140  169,569   333,707  355,032
                                          -------- --------  -------- --------
    EBITDA (2)........................... $ 26,672 $ 62,851  $ 76,898 $132,875
                                          ======== ========  ======== ========
 Consolidated
    Revenues (3)(4)...................... $271,496 $294,662  $562,104 $617,635
    Operating expenses (1)(3)(4).........  212,362  212,518   406,856  434,743
                                          -------- --------  -------- --------
    EBITDA (2)........................... $ 59,134 $ 82,144  $155,248 $182,892
                                          ======== ========  ======== ========

--------
(1) Operating expenses means operating expenses excluding provision for bad debts, stock compensation expense, depreciation and amortization, write-down and impairment charges.
(2) EBITDA means operating income before non-cash stock compensation expense, depreciation and amortization, write-down and impairment charges. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Segment Information (continued)

   provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the Unaudited Condensed Consolidated Financial Statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
(3) Commencing January 1, 2002, the operating costs of the media sales group have been allocated to the various business units based on advertising revenue dollars earned. Prior period results, which included media sales group commissions reported as revenues by the Media and Services Sector have been reclassified to reflect such commission revenues as a reduction of expenses in the Media and Services Sector. Effective January 1, 2002, the Company revised its method of allocating corporate expenses to the business sectors concurrent with a reorganization of certain corporate functions. Had the new methodology been in effect in 2001, operating expenses for each of the sectors for the three and six-month periods ended June 30, 2001 would have increased (decreased) approximately as follows:
    Technology and Licensing Sector--$(1.4) million and $(2.2) million, respectively, Interactive Platform Sector--$(4.5) million and $(5.7) million, respectively, and Media and Services Sector--$5.9 million and $7.9 million, respectively.
(4) The Company's financial statements are presented in accordance with the guidance provided by EITF No. 01-09. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in decreases in revenues for the three and six-month periods ended June 30, 2001 as follows: Technology and Licensing Sector - $12.7 million and $22.0 million, respectively, and Media and Services Sector--$1.0 million and $2.0 million, respectively, and decreases in expenses for the three and six-month periods ended June 30, 2001 as follows: Technology and Licensing Sector--$5.1 million and $10.6 million, respectively, Interactive Platform Sector--$7.6 million and $11.4 million, respectively, and Media and Services Sector--$1.0 million and $2.0 million, respectively, resulting in a total reduction of $13.7 million and $24.0 million in both consolidated revenues and expenses for the three and six-month periods ended June 30, 2001.

(14) Income Taxes (Restated)

   The income tax benefit for the three and six-month periods ended June 30, 2002 was $495.2 million and $516.5 million, respectively, which reflects an effective tax rate of 36% for both periods. The income tax benefit for the three and six-month periods ended June 30, 2001 was $23.7 million and $45.0 million, respectively, which reflects an effective tax rate of 14% for both periods. The increase in the effective tax rate was due in large part to non-taxable goodwill, which is no longer amortized effective January 1, 2002 as a result of adopting Statement 142.

(15) Stock Repurchase Program

   In April 2002, the Company's Board of Directors authorized an extension of its authorization granted in September 2001 to repurchase up to $300.0 million of the Company's outstanding shares of common stock. The authorization permitted the Company to purchase shares in the open market at prevailing prices, or in privately negotiated transactions at then

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Stock Repurchase Program (continued)

prevailing prices, provided that the Company complied with SEC regulations regarding such purchases. During the three months ended June 30, 2002, the Company repurchased 6.9 million shares for an aggregate price of $63.4 million. The extension expired on September 18, 2002 with no additional share repurchases. Since September 2001, the Company has repurchased a total of 7.2 million shares for an aggregate price of $69.8 million.

(16)  Subsequent Events

  Management Restructuring

   On August 14, 2002, the Company announced that the News Corporation Limited and Dr. Henry Yuen, Chief Executive Officer, and Elsie Leung, Chief Financial Officer, submitted a joint proposal to the Company's Board of Directors to restructure the Company's management and to settle disputes among the parties. The Board of Directors formed a committee of independent directors to consider the proposal and to make a recommendation to the Board concerning the proposal. The Special Committee, with the assistance of its independent legal advisors, evaluated the proposal. On November 7, 2002, the Board of Directors approved and the Company executed definitive documentation related to this restructuring. Dr. Yuen resigned as Chief Executive Officer of the Company. Dr. Yuen will continue as Chairman of the Board in a non-executive capacity and, under a new five-year employment agreement, will lead a business unit formed to pursue international business development opportunities. In that role, Dr. Yuen will also strive to enhance and improve the Company's interactive program guides and interactive technologies. As part of the agreement, Dr. Yuen assigned to the Company all intellectual property relating to the Company's business that he has developed and develops in the future in his new role. In addition, he has granted the Company the right of first refusal to certain future inventions related to interactive television and interactive programming guides for a period of time. Jeff Shell has been named Chief Executive Officer succeeding Dr. Yuen. Additionally, the Company appointed Paul Haggerty as Acting Chief Financial Officer. Mr. Haggerty, currently Executive Vice President for Finance at News Corp., which owns approximately 42 percent of the outstanding stock of the Company, succeeds Elsie Leung. Ms. Leung will remain as a member of the Board and, under a new three-year agreement, will work with Dr. Yuen to pursue international opportunities for the Company. The Company will be conducting a search for a permanent Chief Financial Officer.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Subsequent Events (continued)


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

  Significant Patent Litigation Rulings

   On June 21, 2002, an Administrative Law Judge issued a Final Initial Determination ("ID") in a United States International Trade Commission ("ITC") proceeding denying the Company's request for an exclusionary order to prevent further importation of certain set-top boxes containing IPGs which the Company believes infringe some of its patents. The ITC determined not to review this decision on August 29, 2002. On October 25, 2002, the Company filed a notice of appeal of the ITC determination to the United States Court of Appeals for the Federal Circuit.

   On July 2, 2002, the United States District Court for the Western District of North Carolina in the legal proceeding SuperGuide Corporation v. DirecTV Enterprises, Inc. et al. (the "SuperGuide case") ruled that certain of the defendants' products did not infringe the SuperGuide Patents, and on July 25, 2002, the court dismissed all remaining claims in the case. The Company was a third-party defendant in this matter and had joined in SuperGuide's infringement allegations against one of the defendants, EchoStar Communications Corporation. The Company has filed a notice of appeal of this decision to the United States Court of Appeals for the Federal Circuit.

   The Company is a party to certain proceedings consolidated in the United States District Court for the Northern District of Georgia by the Judicial Panel on Multi-District Litigation against Scientific-Atlanta and Pioneer, among other parties and involving several patents, as described in Note 11 (Legal Proceedings). On August 30, 2002, the Company received an order from that Court finding that two of the patents involved in these cases were not infringed by certain digital set-top box products produced by Scientific-Atlanta and Pioneer. On November 4, 2002, the Court ruled that the remaining Scientific-Atlanta and Pioneer products at issue in this proceeding were not infringed by the two patents that were the subject of the August 30/th/ ruling. The Company intends to seek review of these decisions in the most expedited manner possible.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Subsequent Events (continued)

  Significant Patent Litigation Rulings (continued)

as a matter of law. The Georgia Court has not ruled on Scientific-Atlanta's infringement of these three patents under this interpretation.

   The Company assessed the impact of these rulings on its assumptions and estimates in applying its accounting policies as follows:

   The Company's accounting policy with respect to patent prosecution and litigation costs incurred to protect, strengthen and enforce the Company's intellectual property rights is to defer such costs as intangible assets and to amortize them using the straight-line method over the remaining lives of the related patents. The Company reviewed the carrying value of capitalized patent litigation costs as a result of the rulings in the MDL, ITC and SuperGuide case. Although the Company has filed appeals in the SuperGuide and ITC cases and intends to seek review when possible in the MDL case, the Company concluded that these rulings raised doubts as to whether certain capitalized patent litigation costs could be reasonably considered to strengthen the value of the patent. Accordingly, the Company recorded a write-down of $44.4 million to capitalized patent litigation costs during the quarter ended June 30, 2002 and will expense all future legal costs of the SuperGuide and ITC cases. On the basis of the October 25, 2002 ruling in the MDL case, the Company will write off approximately $9.5 million of litigation costs that were previously capitalized as intangible assets in accordance with the Company's accounting policy during the three months ended December 31, 2002.

  Other Legal Proceedings

   In addition to the significant patent rulings described above, there have been certain other material developments in legal proceedings to which the Company is a party:

   On October 18, 1999, a former employee of ODS Technologies, L.P. ("ODS"), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plan and for equitable estoppel. The amended complaint sought an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. On April 22, 2002, the Court granted ODS and TV Guide summary judgment dismissing the case. The former employee appealed the grant of summary judgment, but the appeal subsequently was dismissed. The plaintiff has filed a motion for reinstatement and this case is currently pending on appeal.

   On January 18, 2000, the Company's StarSight subsidiary filed a patent infringement action against TiVo Inc. ("TiVo") in the U.S. District Court for the Northern District of California. The suit claims, among other matters, that TiVo willfully infringed certain StarSight intellectual property by virtue of TiVo's deployment marketing, offers to sell and sale of personalized video recorder devices containing an unlicensed IPG. StarSight is seeking an injunction and monetary damages.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Subsequent Events (continued)

  Other Legal Proceedings (continued)

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

   During July and August 2000, TV Guide was served with more than 20 class action complaints filed primarily in the U.S. District Court for the Southern District of New York on behalf of magazine subscribers. These complaints, which have been consolidated into a single action, allege that TV Guide, the Magazine Publishers Association ("MPA"), and 12 other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys' fees and costs. Plaintiffs filed a motion for partial summary judgment. After oral argument was heard on January 10, 2001, the parties entered into settlement discussions. Settlement negotiations continued over the next several months and in April 2002, the defendants submitted final settlement documents to plaintiffs for their approval. Subsequently, the parties signed a settlement agreement, and on July 3, 2002, plaintiffs filed a motion for preliminary approval of the settlement. On August 29, 2002, the court held a hearing at which the pending motion was discussed. The Court entered an order on September 20, 2002, granting the motion for preliminary approval.

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

   On December 29, 2000, Gemstar International Group Limited., Barnes & Noble, Inc. and Thomson Consumer Electronics were named as defendants in an action for patent infringement by Jennifer Landau, an individual, that relates to e-book technology. The Company was served with this action in May 2001. This action, captioned Jennifer Landau v. Barnes & Noble, et al., USDC Case No. C-00-563-B, was pending in the U.S. District Court for the District of New Hamsphire. In May 2002, Ms. Landau voluntarily dismissed this action with prejudice, and there are no longer any claims pending against the Company or any other parties to this litigation.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Subsequent Events (continued)

  Other Legal Proceedings (continued)


   On November 2, 2001, Thomas multimedia, Inc. ("Thomson") sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc. and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). At that time, Thomas asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In addition to its claim for declaratory relief (discussed above), Thomson has now also added a claim for antitrust violations under federal and state law. On April 22, 2002, Thomson also filed a tag-along notice with the Judicial Panel for Multi-District Litigation (the "MDL Panel") requesting that this entire action be transferred to Georgia for coordinated pretrial proceedings with the MDL proceedings discussed in the Company's Form 10-K for the period ended December 31, 2001. On June 3, 2002, the MDL Panel issued a Conditional Transfer Order and Simultaneous Separation and Remand of Certain Claims conditionally transferring Thomson's antitrust claims to Georgia, but separating and remanding the balance of the claims in this case to Delaware. In response, Thomson filed a motion with the MDL Panel to transfer the entire case to Georgia. On October 16, 2002, the MDL Panel issued an Order of Transfer and Simultaneous Separation and Remand of Certain Claims in which it denied Thomson's motion to transfer the entire case to Georgia. In so ruling, the MDL Panel adopted its decision in the June 3, 2002 Conditional Transfer Order and transferred Thomson's antitrust claims to Georgia, but separated and remanded the balance of the claims in this case to Delaware. Now that the MDL Panel has issued its final order, the Company understands that the Delaware litigation will be reactivated, and Thomson antitrust claims will be transferred and coordinated for pretrial purposes with the Georgia MDL Proceedings.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Subsequent Events (continued)

  Other Legal Proceedings (continued)

complaints is The News Corporation Limited ("News Corp."), a shareholder of the Company. The complaints name some or all of the same parties as defendants, and purport to state claims on behalf of all persons who purchased the Company's common stock during various periods, the broadest of which is August 11, 1999 through April 4, 2002. More particularly, the alleged claims are brought under Sections 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5. The essence of the allegations is that the defendants allegedly intentionally failed to properly account for revenue accrued from Scientific-Atlanta; failed to properly account for a non-monetary transaction, pursuant to which intellectual property rights were obtained, in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with the Company's acquisition of TV Guide, Inc. Plaintiffs allege that this had the effect of materially overstating the Company's reported financial results. Pursuant to the parties' stipulation, the District Court has consolidated all of the lawsuits (and any subsequently filed lawsuits) into one case known as In re Gemstar-TV Guide International Securities Litigation, Master File No. 02-2775. NM (PLAx)(C.D. Cal.) Several groups of plaintiffs and their counsel filed motions to be appointed lead plaintiff and lead plaintiff's counsel. Pursuant to an amended order dated August 9, 2002, the Court appointed the Teachers Retirement System of Louisiana and the General Retirement System of the City of Detroit as co-lead plaintiffs, and appointed Bernstein, Litowitz, Berger & Grossman, L.L.P., as lead plaintiffs' counsel. Plaintiff Georgica Advisors has requested that the court reconsider that decision and point it as lead plaintiff. The motion is scheduled to be heard on November 18, 2002. Lead plaintiffs are expected to file their consolidated complaint on or before December 12, 2002. Defendants' response to the consolidated complaint is expected to be due on or before February 14, 2003. In addition, an Oklahoma limited partnership filed a lawsuit in the United States District Court for the Northern District of Oklahoma on October 7, 2002 against some of the same defendants, including the Company, based on the same core allegations and purported causes of action alleged in the consolidated class action Also, the Company learned on or about November 1, 2002 that, based on the these same core allegations, a separate lawsuit was filed in the federal district court for the Central District of California against the Company and some of the same defendants. The lawsuit alleges state law based derivative claims, including those based on various breached of fiduciary duty. The Company believes the allegations are without merit and intends to defend these actions vigorously.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Subsequent Events (continued)

  Other Legal Proceedings (continued)

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

   On September 6, 2002, TV Guide Distribution, Inc. ("TVGD"), together with six other plaintiffs comprising national distributors of magazines, filed an action entitled TV Guide Distribution, Inc. et al. v. Ronald E. Scherer et al., in the Court of Common Pleas, Franklin County, Ohio (Case No. 02CVH099891). The complaint named more than thirty defendants, made up of principals and shareholders of United Magazine Company, Inc. ("Unimag") and their affiliates, regional wholesalers of magazines that went out of business in September 1999, leaving more than $100 million of outstanding receivables due and owing to the national distributor plaintiffs. The complaint alleges that defendants engaged in a course of conduct that violated Ohio statutes prohibiting fraudulent conveyances and other unlawful payments designed to hinder, delay or defraud TVGD and the other plaintiffs, Unimag's creditors. An initial status conference has been scheduled for November 21, 2002. See the Company's Form 10-Q for the quarter ended March 31, 2002 for a discussion of other ongoing litigation involving Unimag and TVGD.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Subsequent Events (continued)

  Other Legal Proceedings (continued)

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

   On November 6, 2002, Scientific-Atlanta, Inc. and PowerTV, Inc. ("S-A") filed a counterclaim against the Company and certain of its subsidiaries in a case captioned Personalized Media Communications, L.L.C. v. Scientific-Atlanta, Inc., and PowerTV, Inc., United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 02-CV-824 (CAP). At that time, S-A asserted declaratory relief claims against the Gemstar parties seeking a declaration of noninfringement, invalidity and unenforceability of certain patents as to which the Company is a licensee. On November 6, 2002, S-A also filed a motion with the MDL Panel to transfer this action to Delaware for consolidation of pretrial proceedings with the Pegasus Development Corporation, et. al. v. DirecTV, Inc., et al. matter discussed above. The Company has not yet been served with S-A's counterclaims or motion to transfer, and has therefore not had the opportunity to fully evaluate this matter.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2002 and 2001 and notes thereto included in this Quarterly Report on Form 10-Q have been restated, but have not been reviewed or audited by an independent accounting firm and should not be relied upon. For additional information regarding the restatement, please refer to Note 2 to the Unaudited Condensed Consolidated Financial Statements included in Item 1.

   Throughout the following Management's Discussion and Analysis of Financial Condition and Results of Operations, all amounts have been restated to include the effects of the restatements described in Note 2 to the Unaudited Condensed Consolidated Financial Statements referred to above.

Critical Accounting Policies and Estimates

   The following discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements. The preparation of such financial statements requires the Company to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our Financial Information and because of the possibility that future events affecting the estimates could differ materially from our current expectations. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our Unaudited Condensed Consolidated Financial Statements.

  Revenue Recognition--License Fees

   We recognize revenues from per unit license fees based on units shipped incorporating the Company's patented or proprietary technologies in the period when the manufacturers' units shipped information is available to the Company. Revenues from per subscriber fees from service providers are earned in the month services are provided by a licensee using the Company's patented or proprietary technologies. Revenues from annual and other license fees generally are recognized based on the specific terms of the license agreements. From time to time, the license agreement between the Company and a licensee may expire, or for one reason or another, the licensee fails to remit license fees on a timely basis, yet the same units continue to be shipped and the same services continue to be deployed containing the Company's patented or proprietary technologies. The Company looks to the four conditions under SAB 101, Revenue Recognition in Financial Statements, to determine whether or not revenue should be recognized: whether there is persuasive evidence that an arrangement exists, whether delivery has occurred or service has been rendered, whether the price is fixed or determinable and whether collection is reasonably assured. Additionally, the Company may consider opinions of outside counsel when appropriate. These decisions involve significant judgment by the Company.

   The Company, in consultation with its recently engaged independent accounting firm, anticipates reviewing the application of SAB 101 to certain licensing transactions, particularly those which involve recognition of revenues after the expiration of license agreements and lump sum settlements or prepayments. As a result, the Company may determine that the accounting for certain of these transactions did not comply with SAB 101.

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

  Patent Prosecution and Litigation Costs

   The Company's accounting policy with respect to patent prosecution and litigation costs incurred to protect, strengthen and enforce the Company's intellectual property rights is to defer such costs as intangible assets and to amortize them using the straight-line method over the remaining lives of the related patents. The Company reviews its capitalized patent prosecution and litigation costs whenever events or changes in circumstances, such as adverse administrative or judicial rulings, indicate that certain capitalized costs do not increase the value of the related patents and, consequently, should be expensed. These determinations are made by the Company based, in part, on the advice of outside counsel.

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

   The Company has a significant amount of property and equipment and finite-lived intangible assets, primarily through the acquisition of TV Guide. In accordance with Statement 144, the Company reviews its long-lived assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may exceed its fair value. This is measured by a comparison of the carrying amount of an asset to the undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which is the amount at which that asset could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available. In most instances, quoted market prices in active markets will not be available for the Company's long-lived assets and finite-lived intangibles. In those instances, the estimate of fair value is based on the best information available, including prices for similar assets and the results of using other valuation techniques. Discounted future operating cash flows are commonly used by the Company as an acceptable valuation technique and proxy for fair value. Valuation techniques are inherently subjective.

   The determination as to whether events or changes in circumstances indicate that the carrying amount of an asset may exceed its fair value involves the Company's judgment. In addition, should the Company conclude that an asset may be impaired, the estimate of undiscounted future operating cash flows and the final determination of the fair value of the asset are also based on the judgment of the Company, assisted by third-party valuation experts. These judgments can be impacted by a variety of underlying assumptions, such as the general business climate, effectiveness of competition and supply and cost of resources. Accordingly, actual results can differ significantly from the assumptions made by the Company in making its estimates. Future changes in the Company's estimates could result in indicators of impairment and future impairment charges.

   Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell.

  Impairment of Goodwill and Other Intangible Assets

   The Company has a significant amount of goodwill and other indefinite-lived intangible assets, primarily through the acquisition of TV Guide. In accordance with Statement 142, an intangible asset that is not subject to amortization must be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

   Goodwill of a reporting unit must be tested for impairment between annual, required tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

   Pursuant to Statement 142, an entity's assets and liabilities, including corporate assets and liabilities, should be assigned or allocated to one or more reporting units if certain conditions are met. Questions have arisen regarding the consideration of deferred income taxes in applying the goodwill impairment test. As a result, diversity in practice is developing in the treatment of deferred taxes for purposes of goodwill impairment testing. The Emerging Issues Task Force has included this issue on its agenda. No conclusion has been reached on this matter. Until a conclusion is reached, deferred taxes can be either allocated to reporting units or not allocated to reporting units. The Company has elected not to allocate deferred taxes to reporting units.

   As discussed above, the determination of fair value involves significant judgments and estimates when quoted market prices do not exist. Accordingly, future changes in the Company's estimates could result in further impairment charges of goodwill and indefinite-lived intangible assets. A discussion of impairment losses recognized in 2002 is contained under Notes 4 and 5 to the Unaudited Condensed Consolidated Financial Statements.

  Income Taxes

   The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance, if necessary, to reduce deferred tax assets to an amount it believes is more likely than not to be realized.

   The Company has income both from foreign and domestic sources. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of our actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of June 30, 2002, we have established a valuation allowance of $78.2 million

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

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

  Allowance for Doubtful Accounts

   We have significant amounts due to us from our customers. We continuously evaluate our outstanding accounts receivable for collectibility. This evaluation involves the Company's judgment in assessing the aging of the amounts due to us and in reviewing the credit-worthiness of each customer. Should a customer's financial condition deteriorate in a manner that could decrease the customer's ability to pay amounts due to us, or should significant adverse events cause a change in the Company's ability to collect amounts due to us, we might be required to provide an additional allowance for doubtful accounts which would reduce our earnings.

  Multi-Platform Advertising Sales

   The Company believes that a potential competitive advantage in advertising is the combined reach of its various advertising platforms--TV Guide Magazine with a circulation of 9 million copies, IPG with a combined platform of more than 17 million, TV Guide Channel with more than 50 million subscribers, and tvguide.com with 4.1 million unique visitors per month, all targeted at consumers who are interested in television guidance. In order to maximize the effectiveness of such a competitive advantage, the Company offers customers the opportunity to simultaneously advertise on two or more of its various delivery platforms ("multi-platform" advertising). To encourage advertisers to increase the amount of total advertising they purchase from the Company, in late 2001, the Company established a Multi-Platform Advertising Program ("MPA Program") to provide incentives in the form of discounts to advertisers who agree to use multiple platforms.

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

   . In April 2001, the Company sold the business that distributes the WGN superstation signal. Accordingly, the Unaudited Condensed Consolidated Financial Statements does not include the results of operations of WGN subsequent to that date.

   . In July 2001, the Company acquired 100% of the outstanding common stock of SkyMall. The acquisition was accounted for as a purchase. Accordingly, the Unaudited Condensed Consolidated Financial Statements include the results of operations of SkyMall from July 2001.

   The following table sets forth certain unaudited Financial Information for the Company for the three and six-month periods ended June 30, 2002 and 2001 (in thousands).

                                                                      Restated Three Months    Restated Six Months
                                                                         Ended June 30,          Ended June 30,
                                                                     ----------------------  ----------------------
                                                                         2002     2001(1)(3)     2002     2001(1)(3)
                                                                     -----------  ---------- -----------  ----------
Statement of Operations Data:
 Revenues........................................................... $   271,496  $ 294,662  $   562,104  $ 617,635
   Operating expenses, excluding stock compensation, depreciation
     and amortization, write-down and impairment charges............     212,362    212,518      406,856    434,743
   Stock compensation...............................................       1,369      8,012       18,294     17,157
   Depreciation and amortization....................................     120,801    235,295      237,276    473,863
   Write-down of capitalized patent litigation costs (4)............      44,424         --       44,424         --
   Impairment of intangible assets (5)..............................   1,259,147         --    1,259,147         --
                                                                     -----------  ---------  -----------  ---------
                                                                       1,638,103    455,825    1,965,997    925,763
                                                                     -----------  ---------  -----------  ---------
Operating loss......................................................  (1,366,607)  (161,163)  (1,403,893)  (308,128)
Interest expense....................................................      (2,897)    (7,551)      (5,521)   (19,102)
Other (expense) income, net.........................................      (9,125)      (820)     (17,380)     1,054
                                                                     -----------  ---------  -----------  ---------
Loss before income taxes, extraordinary loss on debt extinguishment and cumulative effect of an accounting change.....................  (1,378,629)  (169,534)  (1,426,794)  (326,176)
Income tax benefit..................................................    (495,239)   (23,740)    (516,464)   (45,020)
                                                                     -----------  ---------  -----------  ---------
Loss before extraordinary loss on debt extinguishment and cumulative
  effect of an accounting change....................................    (883,390)  (145,794)    (910,330)  (281,156)
Extraordinary loss on debt extinguishment, net of tax...............          --     (2,100)          --     (2,100)
Cumulative effect of an accounting change, net of tax...............          --         --   (5,303,281)        --
                                                                     -----------  ---------  -----------  ---------
Net loss............................................................ $  (883,390) $(147,894) $(6,213,611) $(283,256)
                                                                     -----------  ---------  -----------  ---------
Other Financial Data:
 Net cash provided by (used in):
   Operating activities............................................. $    61,323  $  47,296  $   153,080  $ 123,280
   Investing activities.............................................      (6,318)    98,867          984     79,991
   Financing activities.............................................     (68,417)  (234,641)    (103,005)  (257,445)
   EBITDA(2)........................................................      59,134     82,144      155,248    182,892

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

--------
(1) Effective July 18, 2001, the Company's consolidated operating results include the operating results of SkyMall. SkyMall was acquired in a transaction accounted for as a purchase. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributed the WGN superstation signal, which was sold.
(2) EBITDA means operating income before non-cash stock compensation expense, depreciation and amortization, write-down and impairment charges. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the Unaudited Condensed Consolidated Financial Statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
(3) The Company's financial statements are presented in accordance with the guidance provided by EITF No. 01-09. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in a reduction of $13.7 million and $24.0 million in both consolidated revenues and expenses for the three and six-month periods ended June 30, 2001, respectively.
(4) Write-down of capitalized patent litigation costs resulted from adverse rulings in the ITC and SuperGuide cases.
(5) Impairment of intangible assets represents a write-down of the carrying value of goodwill, finite-lived intangible assets and trademarks.

Overview of Significant Events

   The Company's normal and customary business practice is to assess whether certain events necessitate a change in assumptions and estimates as they relate to its established accounting policies on revenue recognition, allowances, capitalized patent litigation costs, and the carrying value of intangible assets. The Company has assessed the impact of certain significant events that occurred during the six months ended June 30, 2002 to determine their effect on the Company's financial results.

   On June 21, 2002, an Administrative Law Judge issued an ID in a United
States International Trade Commission ("ITC") proceeding denying the Company's request for an exclusionary order to prevent further importation of certain set-top boxes containing IPGs which the Company believes infringe some of its patents. The ITC determined not to review this decision on August 29, 2002. On July 2, 2002, the United States District Court for the Western District of
North Carolina in the legal proceeding SuperGuide Corporation v. DirecTV Enterprises, Inc., et al (the "SuperGuide case") ruled that certain of the defendants' products did not infringe the SuperGuide Patents, and on July 25, 2002, the court dismissed all remaining claims in the case. The Company was a third party defendant in this matter and had joined in SuperGuide's infringement

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

allegations against EchoStar. The Company has now appealed the ITC and SuperGuide rulings. (See Note 11 to the Unaudited Condensed Consolidated Financial Statements.)

   The Company assessed the impact of these rulings on its assumptions and estimates in applying its accounting policy with respect to patent prosecution and litigation costs incurred to protect, strengthen and enforce the Company's intellectual property rights. Under its policy, the Company defers such costs as intangible assets and amortizes them using the straight-line method over the remaining lives of the related patents. The Company reviewed the carrying value of capitalized patent litigation costs as a result of the rulings in the ITC and SuperGuide cases. Although the Company has filed an appeal in the ITC and SuperGuide cases, the Company concluded that these rulings raised doubts as to whether certain capitalized patent litigation costs could be reasonably considered to strengthen the value of the patents. Accordingly, the Company recorded a write-down of $44.4 million to capitalized patent litigation costs during the quarter ended June 30, 2002 and will expense all of the legal costs of the SuperGuide and ITC cases on a going forward basis. (See Note 9 to the Unaudited Condensed Consolidated Financial Statements.)

   Under the requirements of Statement 142, goodwill and indefinite-lived intangible assets must be tested on an interim basis if events or circumstances indicate that the estimated fair value of the assets has decreased below their carrying value. Also, under the requirements of Statement 144, the Company is required to record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In view of the above-mentioned adverse ruling in the ITC proceeding and the additional fact that the Company has experienced a sustained decline in its market capitalization (expressed as its share price multiplied by the number of shares outstanding) during 2002 from $11.5 billion at January 1, 2002 to $2.2 billion at June 30, 2002, the Company performed an interim impairment analysis of its goodwill, indefinite-lived intangible assets and certain finite-lived intangible assets as of June 30, 2002, with the assistance of a third-party valuation expert, with the following results:

   . Based on an interim impairment analysis under Statement 142, the Company recorded pre-tax impairment charges to its goodwill and trademark of $22.8 million and $24.0 million, respectively, during the quarter ended June 30, 2002. These charges were recorded as operating expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

   . Based on an impairment analysis under Statement 144, the Company recognized a pre-tax impairment loss of $1,212.3 million during the quarter ended June 30, 2002, after it was determined that the carrying value of certain finite-lived intangible assets exceeded their fair value.

  Transitional Intangible Asset Impairment

   The Company completed its transitional indefinite-lived intangible asset and goodwill impairment tests during the three-month periods ended March 31, 2002 and June 30, 2002, respectively. The Company recorded an impairment charge of $187.8 million, net of tax, to its indefinite-lived intangible assets and $5,115.5 million to goodwill, resulting in a total transitional impairment charge of $5,303.3 million, net of tax. The charge has been recorded as the cumulative effect of an accounting change as of January 1, 2002 in the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


Consolidated Results of Operations

   Revenues for the three months ended June 30, 2002 were $271.5 million, a decrease of $23.2 million, or 8%, compared to the same period in 2001. The decrease for the three months ended June 30, 2002 was attributable to a $19.8 million decrease in TV Guide Magazine's revenues and an $18.5 million decrease in SNG C-band subscriber revenues, partially offset by an increase in revenues of $10.9 million associated with the July 2001 acquisition of SkyMall.

   For the six-month period ended June 30, 2002, revenues were $562.1 million, a decrease of $55.5 million, or 9%, compared to the same period in 2001. The decrease for the six months ended June 30, 2002 was attributable to a $47.9 million decline in TV Guide Magazine revenues, and a $30.4 million decline in SNG's subscriber revenues, partially offset by an increase of $21.5 million in revenues attributable to the July 2001 acquisition of SkyMall.

   The Company's total advertising revenues for the three months ended June 30, 2002 were $63.2 million, a decrease of $6.0 million, or 9%, compared to the same period in 2001. For the six-month period ended June 30, 2002, advertising revenues were $129.3 million, a decrease of $12.6 million, or 9%, compared to the same period in 2001. The Company is desirous of attracting customers to simultaneously advertise on two or more of its various delivery platforms ("multi-platform" advertising) in order to maximize the effectiveness of all of its media. Consistent with its practice for selling advertising on a single platform, in late 2001, the Company established the MPA Program to provide incentives in the form of discounts for multi-platform advertisers. At times, such discounts may be significant, and frequently equal and occasionally exceed the pre-discounted value of the advertising on one of the platforms in the Program. Total MPA Program sales, net of discounts, included in the advertising revenues for the three and six-month periods ended June 30, 2002 were $7.2 million and $9.6 million, respectively, of which 34% and 38% of such sales have been allocated to the Interactive Platform Sector, and 66% and 62%, respectively, have been allocated to the Media and Services Sector. The general weakness in the advertising market continues to impact the Company's advertising revenues. In particular, the Company's ability to increase advertising sales on its IPG is affected by a lack of verifiable third party metrics to demonstrate IPG advertising effectiveness. The Company expects that the sale of advertising on all of its media will continue to face significant pressure until general advertising conditions improve, and for IPG advertising, when accepted buying practice and measurement metrics have been established (see further discussion in Interactive Platform Sector).

   Operating expenses, excluding stock compensation, depreciation and amortization, write-down and impairment charges, were $212.4 million for the quarter ended June 30, 2002, relatively unchanged when compared to the same period in the prior year. For the six months ended June 30, 2002, operating expenses were $406.9 million, a decrease of $27.9 million, or 6%, compared to the same period in the prior year. The decrease in operating expenses was a result of the general cost controls in effect throughout the Company. The decreases were also attributable to reductions in TV Guide Magazine production expenses for paper, printing, and postage and reduced programming costs for SNG, partially offset by the additional expenses attributable to SkyMall.

   Stock compensation expense reflects amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options assumed by the Company. The unearned compensation is being amortized over the remaining vesting period of the options. Stock compensation expense for the quarter ended June 30, 2002 was $1.4 million, a decrease of $6.6 million primarily due to the separation of four senior officers and two executive officers

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

from the Company. For the six-month period ended June 30, 2002, stock compensation expense was $18.3 million which also included $12.9 million of accelerated unearned compensation amortization resulting from an executive officer who separated from the Company during the period.

   Depreciation and amortization during the quarter ended June 30, 2002 was $120.8 million, a decrease of $114.5 million compared to the same period in 2001. For the six-month period ended June 30, 2002, depreciation and amortization was $237.3 million, a decrease of $236.6 million compared to the same period in the prior year. The decrease in depreciation and amortization for the three and six-month periods was primarily a result of the adoption of the provisions of Statement 142, which became effective January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. See Notes 4 and 5 to the Unaudited Condensed Consolidated Financial Statements. Other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant.

   The write-down of capitalized patent litigation costs of $44.4 million in the second quarter of 2002 resulted from the ITC and SuperGuide rulings. (See Overview of Significant Events.)

   Impairment of intangible assets represents a write-down of the carrying amount of finite-lived intangible assets ($1,212.3 million), goodwill ($22.8 million) and trademark ($24.0 million) to their fair values based on analyses performed as of June 30, 2002.

   Interest expense was $2.9 million for the three months ended June 30, 2002 and $5.5 million for the six-month period ended June 30, 2002, compared to $7.6 million and $19.1 million, respectively, for the same periods in the prior year. The decrease in interest expense during the three and six-month periods were attributable to lower debt levels coupled with lower interest rates.

   Other expense, net increased to $9.1 million for the three months ended June 30, 2002 from $0.8 million for the same period in 2001. For the six months ended June 30, 2002, other (expense) income, net was $(17.4) million as compared to $1.1 million for the prior year period. The increase in other expense, net for the three-month period was primarily due to a write-down of certain marketable securities held by one of the Company's equity-method investees. The decline in the fair value of such securities was determined to be other than temporary. Accordingly, the Company recorded a write-down totaling $8.6 million. The increase in other expense (income), net for the six-month period was primarily due to a $9.5 million decrease in interest income coupled with a write-down of certain marketable securities held by the Company and one of the Company's equity-method investees that was determined to be other than temporary.

   The provision for income tax benefit as a percentage of loss before income taxes, extraordinary loss on debt extinguishments and cumulative effect of an accounting change for the three and six-month period ended June 30, 2002 was 36%, compared to 14% for the same periods in 2001. The income tax benefit for the three and six-month periods ended June 30, 2002 were $495.2 million and $516.5 million, respectively. The income tax benefit for the three and six-month periods ended June 30, 2001 were $23.7 million and $45.0 million, respectively. The net increase in the effective tax rate is primarily due to the change in the treatment of amortization of goodwill in accordance with Statement 142, which has no

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

associated impact on the provision for income taxes. In addition, the overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carry forwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from period to period.

   The cumulative effect of an accounting change relates to the Company's adoption of Statement 142 effective January 1, 2002. The Company is required to test goodwill and any intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of Statement 142 and report any transitional impairment loss as the cumulative effect of a change in accounting principle as of January 1, 2002 in the Unaudited Condensed Consolidated Statement of Operations. The transitional impairment loss for goodwill and indefinite-lived intangible assets from application of these new rules was $5,303.3 million, net of tax.

Sector Results of Operations

   The Company categorizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (including the IPGs currently marketed under brands such as GUIDE Plus+(R) and TV Guide(R) Interactive, the VCR Plus+(R) system and electronic book ("eBook") technology marketed under brands such as the Gemstar eBook(TM)); the Interactive Platform Sector, which derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms, including advertising on the Company's IPGs and TV Guide Online, interactive services, and e-commerce on tvguide.com, skymall.com and other affiliated websites; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG Network/SM/ ("TVG"), SkyMall catalog sales, Superstar/Netlink Group ("SNG") and other non-interactive platforms and media properties.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   The following table sets forth certain financial information for the Company's business sectors for the three and six-month periods ended June 30, 2002 and 2001 (in thousands). The Company's business sectors are measured based on EBITDA (operating income before stock compensation expense, depreciation and amortization, write-down and impairment charges).

                                           Restated           Restated
                                      Three Months Ended  Six Months Ended
                                           June 30,           June 30,
                                      -----------------  -----------------
                                        2002     2001      2002     2001
                                      -------- --------  -------- --------
     Technology and Licensing Sector
        Revenues (4)................. $ 51,266 $ 45,758  $107,073 $100,467
        Operating expenses (1)(3)(4).   21,591   22,010    33,219   37,775
                                      -------- --------  -------- --------
        EBITDA (2)................... $ 29,675 $ 23,748  $ 73,854 $ 62,692
                                      ======== ========  ======== ========
     Interactive Platform Sector
        Revenues (4)................. $ 22,418 $ 16,484  $ 44,426 $ 29,261
        Operating expenses (1)(3)(4).   19,631   20,939    39,930   41,936
                                      -------- --------  -------- --------
        EBITDA (2)................... $  2,787 $ (4,455) $  4,496 $(12,675)
                                      ======== ========  ======== ========
     Media and Services Sector
        Revenues (3)(4).............. $197,812 $232,420  $410,605 $487,907
        Operating expenses (1)(3)(4).  171,140  169,569   333,707  355,032
                                      -------- --------  -------- --------
        EBITDA (2)................... $ 26,672 $ 62,851  $ 76,898 $132,875
                                      ======== ========  ======== ========
     Consolidated
        Revenues (3)(4).............. $271,496 $294,662  $562,104 $617,635
        Operating expenses (1)(3)(4).  212,362  212,518   406,856  434,743
                                      -------- --------  -------- --------
        EBITDA (2)................... $ 59,134 $ 82,144  $155,248 $182,892
                                      ======== ========  ======== ========

--------
(1) Operating expenses means operating expenses excluding provision for bad debts, stock compensation expense, depreciation and amortization, write-down and impairment charges.
(2) EBITDA means operating income before non-cash stock compensation expense, depreciation and amortization, write-down and impairment charges. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the Unaudited Condensed Consolidated Financial Statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

(3) Commencing January 1, 2002, the operating costs of the media sales group have been allocated to the various business units based on advertising revenue dollars earned. Prior period results, which included media sales group commissions reported as revenues by the Media and Services Sector have been reclassified to reflect such commission revenues as a reduction of expenses in the Media and Services Sector. Effective January 1, 2002, the Company revised its method of allocating corporate expenses to the business sectors concurrent with a reorganization of certain corporate functions. Had the new methodology been in effect in 2001, operating expenses for each of the sectors for the three and six-month periods ended June 30, 2001 would have increased (decreased) approximately as follows:
    Technology and Licensing Sector--$(1.4) million and $(2.2) million, respectively, Interactive Platform Sector--$(4.5) million and $(5.7) million, respectively, and Media and Services Sector - $5.9 million and $7.9 million, respectively.
(4) The Company's financing statements are presented in accordance with the guidance provided by EITF No. 01-09. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in decreases in revenues for the three and six-month periods ended June 30, 2001 as follows: Technology and Licensing Sector--$12.7 million and $22.0 million, respectively, and Media and Services Sector--$1.0 million and $2.0 million, respectively, and decreases in expenses for the three and six-month periods ended June 30, 2001 as follows: Technology and Licensing Sector--$5.1 million and $10.6 million, respectively, Interactive Platform Sector--$7.6 million and $11.4 million, respectively, and Media and Services Sector--$1.0 million and $2.0 million, respectively, resulting in a total reduction of $13.7 million and $24.0 million in both consolidated revenues and expenses for the three and six-month periods ended June 30, 2001

   The following discussion of each of the Company's segments is based on the Unaudited Condensed Consolidated Financial Statements provided above.

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

   The Company's accounting policy related to recognition of licensing revenues provides that revenues from per unit license fees typically charged to hardware manufacturers are earned based on units shipped incorporating the Company's proprietary technologies and are recognized in the period when manufacturers' units shipped information is available to the Company. Revenues from per subscriber license fees typically charged to video service providers, such as MSOs, are earned and recognized in the month service is provided by such service provider using the Company's patented proprietary technologies. Revenues from annual and other licenses generally are recognized based on the specified terms of the license agreements. In the cable and satellite sectors, the Company has adopted a general policy that the per subscriber license fees charged to an MSO with a make, sell and use license include the cost of licenses that would otherwise be required of

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

manufacturers which incorporate the Company's technologies into the set-top boxes shipped to the licensed MSO. For this reason, as more and more direct agreements are concluded with MSOs for the Company's IPG technologies and services, per subscriber revenues are expected to increase, while per unit license fees from set-top box suppliers are expected to decrease.

   The Company and Scientific-Atlanta initially entered into an agreement in 1992 for the incorporation of IPGs into Scientific-Atlanta set-top boxes. Scientific-Atlanta breached this agreement and an arbitration ensued, which was decided in the Company's favor in 1996. From 1997 through 1999, Scientific-Atlanta was under a license agreement with the Company for the incorporation of IPGs into Scientific-Atlanta set-top boxes. The agreement expired on July 23, 1999; however, Scientific-Atlanta continued to ship set-top boxes incorporating IPGs which are the same or similar to the products shipped during the term of the agreement.

   In 1998, the Company entered into a license agreement with America Online ("AOL"), predecessor of AOL Time Warner. Following the acquisition of Time Warner by AOL in January 2001, the Company informed AOL Time Warner that the Company believed the AOL agreement applied to Time Warner cable subscribers based on language in the agreement which required AOL to use its best efforts to extend the agreement to AOL affiliates. AOL Time Warner responded that the agreement did not apply to Time Warner cable subscribers for several specified reasons. After meeting with AOL Time Warner, in the second quarter of 2001 and based on the status of negotiations to extend the agreement to Time Warner cable subscribers, the Company concluded that the AOL agreement applied to Time Warner Cable subscribers and recorded revenues based on the agreement starting with the third quarter of 2001. The total receivable from AOL Time Warner under this license agreement at June 30, 2002 is $18.1 million of which $6.8 million was earned in the three months ended March 31, 2002. Starting in the second quarter of 2002, the Company suspended recognition of revenues from AOL Time Warner pending resolution of negotiations with AOL Time Warner on an amended license agreement. The Company continues to believe that the outstanding receivable from AOL Time Warner is collectible.

   In October 2000, the Company received $188 million in cash from a set-top box manufacturer to settle outstanding arbitration and litigation proceedings. Of the $188 million cash received, approximately $120 million was in prepayment of a 10-year technology licensing agreement. This prepayment is being amortized into income based on the number of set-top boxes that such manufacturer ships, with a differentiation made for shipments to MSOs having licensing agreements with the Company and uncontracted MSOs. Revenues in the Technology and Licensing sector for the three-month periods ended June 30, 2002 and 2001 include $7.3 million and $14.2 million, respectively, recognized in connection with the agreement, while the corresponding six-month periods included $16.2 million and $31.1 million, respectively. At June 30, 2002, $50.3 million remained to be recognized over the remaining term of the agreement.

   Beginning in June 2002, one of the Company's significant licensees in the Technology and Licensing Sector stopped making payments required under its license agreement. That licensee, which is in the process of being acquired, has informed the Company that it will make no payments going forward based upon a dispute over certain provisions of the agreement.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

This dispute does not affect any payments previously received by the Company under the agreement. At the time the payments were terminated, revenues under this agreement were approximately $800,000 per month. The Company has not recognized any revenue under this agreement after May 31, 2002. The Company is presently evaluating its options with regard to this dispute and plans to address this matter with the licensee's acquiring entity upon the completion of the acquisition.

   For the three months ended June 30, 2002, revenues for the Technology and Licensing Sector were $51.3 million, an increase of $5.5 million, or 12%, when compared to revenues for the same period in 2001. For the six-month period ended June 30, 2002, revenues for this sector were $107.1 million, an increase of $6.6 million, or 7%, when compared to revenues for the same period in 2001. The increase in sector revenue was due to growth in the number of TV Guide Interactive subscribers and by reductions in cooperative advertising and product placement costs. Cooperative advertising and product placement expenses recorded in the three and six months ended June 30, 2002 were more than offset by the reversal of $8.3 million of accruals for cooperative advertising. Under EITF No. 01-09, these expenses are recorded as a reduction to revenues. As a result, the reversal of such expenses is reflected as an increase to sector revenues of $5.9 million and $0.8 million for the three and six-month periods ended June 30, 2002, respectively. The increase in sector revenue was partially offset as the Company did not recognize revenues from AOL Time Warner on a going forward basis beginning with the quarter ended June 30, 2002. The Company continues to believe that the outstanding receivable from AOL Time Warner is collectible.

   The increase in revenues is partially offset by declines in per unit license fees from set-top manufacturers, which is due in part to an increasing number of units being shipped to MSOs who are already licensing the Company's services and technologies for their subscribers, which the Company has a policy of waiving or greatly reducing the per unit fee, and in part due to a decline in the shipment of DirecTV satellite receivers and other devices sold in the consumer electronics sector.

   Operating expenses in the sector decreased by $419,000 or 2% and $4.6 million or 12% for the three and six month periods ended June 30, 2002, respectively, as compared with the same periods in the prior year, due to reduced general and administrative expense.

Interactive Platform Sector

   The Interactive Platform Sector derives recurring revenues from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms, which include advertising on the various IPGs controlled by the Company, interactive wagering on TVG, e-commerce on the Company's websites and the eBook devices, and through revenue sharing under license agreements. Sector activities include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms, media research, wagering operations and trafficking, tracking and billing of advertising. The Company's IPG platform currently is comprised primarily of television sets incorporating the Gemstar GUIDE Plus+ IPG and digital cable set-top boxes incorporating the TV Guide Interactive and StarSight(R) IPGs.

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

                                      Three Months Ended Six Months Ended
                                         June 30,           June 30,
                                      ------------------ ---------------
                                       2002      2001     2002     2001
                                       -------  -------  -------  -------
           Strategic Advertisers..... $ 9,031   $ 9,100  $21,001  $15,551
           Multi-Platform Advertisers   2,340        --    3,208       --
           Stand-Alone Advertisers...   2,535     1,988    5,500    3,654
                                       -------  -------  -------  -------
                Total................ $13,906   $11,088  $29,709  $19,205
                                       =======  =======  =======  =======

   Strategic advertising revenues are primarily derived from long-term commitments with three significant customers. In April 2001, the Company secured a long term commitment in conjunction with the sale of the WGN Superstation distribution business. The commitment is for $100 million over six years for advertising on the company's platforms. IPG advertising revenues recognized from this contract in the three-month periods ended June 30, 2002 and 2001 were $4.5 million and $4.0 million, respectively, while revenues for the corresponding six-month periods were $9.5 million and $4.0 million, respectively.

   The second significant strategic advertising commitment is from Thomson multimedia, Inc. ("Thomson"), a consumer electronics manufacturer with which the Company has multiple licensing and advertising transactions. In May 2002, a binding letter of intent was signed which reaffirms Thomson's commitment to spend $10 million in IPG advertising for each year in 2002 and 2003 and to purchase IPG advertising during the next five years in an amount equal to a per-box fee multiplied by the number of satellite set-top boxes shipped. Thomson also committed to spend $3 million in general advertising on any of the Company's various delivery platforms within a five-year period and the Company is required to provide an equivalent amount of advertising at no additional cost to Thomson. IPG advertising revenues recognized from this commitment in the three months ended June 30, 2002 and 2001 were $4.3 million and $600,000, respectively, while revenues for the corresponding six-month periods were $8.0 million and $2.8 million, respectively.

   The third strategic advertising commitment is from a set-top box manufacturer. As part of a long-term licensing and settlement agreement this manufacturer prepaid $17.5 million in IPG advertising which was recognized as revenue over an 18-month period, ending March 2002, as the advertising was aired. No advertising revenues from such manufacturer were recognized in the three months ended June 30, 2002. IPG advertising revenues recognized from this commitment for the three months ended June 30, 2001 included $4.5 million, while revenues for the six-month periods ended June 30, 2002 and 2001 included $3.1 million and $7.4 million, respectively.

   For the three months ended June 30, 2002, revenues for the Interactive Platform Sector were $22.4 million, an increase of $5.9 million, or 36%, compared to revenues for the same period in 2001. The increase in revenues is primarily attributable to an increase in interactive wagering and e-commerce activities, offset primarily by a decrease in advertising revenues on tvguide.com, due in part to general weakness in the Internet advertising market. General advertising sales (non-contract sales) increased by $2.9 million, or 145%, compared with the same period last year.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   In an effort to attract customers to simultaneously advertise on two or more of its various delivery platforms, in late 2001, the Company established the MPA Program to provide incentives in the form of discounts for multi-platform advertisers. Often such discounts are significant, and frequently equal and occasionally exceed the pre-discounted value of the advertising on the IPG platforms. See Critical Accounting Policies and Estimates--Multi-Platform Advertising Sales. Revenues are allocated among the sectors based on the relative fair value of the advertising inventory, as measured by the advertiser-specific rates or market rates of similar advertisers for each medium. The IPG platform is frequently involved in sales under the MPA Program, which contributed $2.3 million and $3.2 million to the sector revenues for the three and six months ended June 30, 2002.

   Included in Stand-Alone advertising revenues for the six months ended June 30, 2001 is $2.1 million relating to advertising purchased by SkyMall, Inc. prior to the Company's acquisition of SkyMall.

   For the six-month period ended June 30, 2002, revenues for this sector were $44.4 million, an increase of $15.2 million, or 52%, when compared to revenues for the same period in 2001. The increase in revenues is primarily attributable to increased e-commerce and interactive wagering activities, offset primarily by a decrease in advertising revenues on tvguide.com. IPG advertising increased by $4.5 million or 18%. The increase is primarily attributable to an increase of cash advertising revenues of 54% or $10.4 million. Cash IPG advertising revenues generated from contracted commitments increased by 38% or $5.8 million, while general IPG advertising sales increased 121% or $4.6 million.

   Expenses for this sector, were $19.6 million for the three months ended June 30, 2002, relatively unchanged compared to $20.9 million for the same period in 2001. For the six-month period ended June 30, 2002, expenses for this sector, were $39.9 million, a decrease of $2.0 million, or 5%, when compared to expenses for the same period in 2001. Expenses in this sector include amounts paid to licensees as marketing and advertising expenses and other amounts paid to licensees under revenue sharing arrangements. A significant portion of these payments to licensees under marketing and advertising arrangements is incurred to promote the Company's products on those cable systems that carry TV Guide Interactive. Amounts expensed under these arrangements were $8.1 million and $3.6 million for the three months ended June 30, 2002 and 2001, respectively, and $11.1 million and $7.4 million for the six months ended June 30, 2002 and 2001, respectively. The increased marketing and advertising expenses and the expenses associated with skymall.com (acquired July 2001) were favorably offset by decreases in general and administrative expenses.

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

   For the three and six-month periods ended June 30, 2002, revenues for the Media and Services Sector were $197.8 million and $410.6 million, respectively, compared to $232.4 million and $487.9 million, respectively, for the same periods in 2001.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   Revenues in this sector decreased by $34.6 million and $77.3 million for those periods, respectively, primarily due to decreased revenues earned by TV Guide Magazine and SNG.

   The following table shows the breakdown of the revenues in the Media and Services Sector by revenue source (in thousands):

                      Three         Three
                     Months        Months                 Six Months    Six Months
                      Ended         Ended      Increase      Ended         Ended      Increase
                  June 30, 2002 June 30, 2001 (Decrease) June 30, 2002 June 30, 2001 (Decrease)
                  ------------- ------------- ---------- ------------- ------------- ----------
TV Guide Magazine   $101,258      $121,102     $(19,844)   $210,917      $258,863     $(47,946)
SNG..............     56,946        75,420      (18,474)    120,299       150,656      (30,357)
TV Guide Channel.     24,800        23,074        1,726      49,051        45,300        3,751
SkyMall..........      6,701            --        6,701      13,419            --       13,419
Other............      8,107        12,824       (4,717)     16,919        33,088      (16,169)
                    --------      --------     --------    --------      --------     --------
   Total.........   $197,812      $232,420     $(34,608)   $410,605      $487,907     $(77,302)
                    ========      ========     ========    ========      ========     ========

   TV Guide Magazine continues to face declines in paid circulation due to difficulty in attracting new subscribers and reduced newsstand sales, offset in part by slightly improved renewal rates. At June 30, 2002, TV Guide Magazine had a total circulation of 9.0 million copies, relatively unchanged from the same point in time in 2001, but 9% lower than at December 31, 2000. The circulation figures include "waiting room" and hotel copies, which do not generate subscription revenues but contribute to advertising revenues. Circulation of these copies has increased to 2.0 million copies at June 30, 2002 from 945,000 copies at June 30, 2001.

   The C-band direct-to-home satellite market, in which SNG operates, continues to decline due to the growth of the newer generation direct broadcast satellite systems and continued cable system expansions. During the six-month period ended June 30, 2002, the number of C-band subscribers in the industry decreased by 15% to approximately 701,000 subscribers. At June 30, 2002, SNG provided service to 436,000 of these subscribers, a decrease of 21% from the subscribers served by SNG as of December 31, 2001.

   On November 2, 1999, SNG signed an agreement with EchoStar whereby SNG promotes and solicits orders for EchoStar's direct broadcast subscription service, the DISH Network. In exchange, SNG receives an initial commission for each current or past SNG subscriber who subscribes to the DISH Network and a monthly residual commission over the life of the agreement. Revenues recognized from this arrangement totaled $8.3 million and $19.7 million for the three and six months ended June 30, 2002, respectively, as compared to $9.7 million and $19.3 million in the corresponding periods of 2001. This agreement has resulted in an acceleration of the decline in the number of SNG subscribers and this effect is expected to continue.

   Expenses for this sector were $171.1 million for the three months ended June 30, 2002, an increase of $1.6 million, or 1%, when compared to expenses for the same period in 2001. For the six-month period ended June 30, 2002, expenses for this sector were $333.7 million, a decrease of $21.3 million, or 6%, when compared to expenses for the same period in 2001.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

The increase for the quarter was primarily the result of $15.6 million of expenses attributable to SkyMall, which was acquired in July 2001, largely offset by cost reductions at SNG due to declining numbers of subscribers. The decrease for the six-month period was primarily due to a $34.8 million reduction in costs at SNG and a decrease of $14.8 million at TV Guide Magazine as a result of ongoing production cost reduction efforts for paper, printing and postage. The decrease for the six-month period was partially offset by $25.1 million of expenses attributable to SkyMall, which did not impact the comparable period in 2001.

   The Company has traditionally operated a magazine distribution business, which was responsible for distributing approximately 90 titles with a combined circulation of approximately 410 million copies per year in addition to the TV Guide Magazine. These magazines were distributed through magazine wholesalers, who in turn sold them to retailers. The magazine wholesaler segment of this distribution chain, reacting to increased competition and demands by retailers, experienced significant consolidation over the last several years. As such, the credit risk and credit concentration increased dramatically for distributors, effectively reducing the risk-adjusted returns for TV Guide's distribution business. Due to this change in business environment, and following the general approach of discontinuing non-core activities in order to focus on its core business, the Company contracted with a third party for distribution of TV Guide Magazine and assigned the existing distribution contracts to that same party. The distribution business generated approximately $12.6 million in annual revenue during 2001 with no significant impact on EBITDA. The Company recognized approximately $3.3 million in costs related to its exit from the distribution business. Such costs are included in operating expenses in the Sector Results of Operations.

Related Parties and Other Significant Relationships

   In connection with the acquisition of TV Guide in 2000, News Corp. became a stockholder of the Company. As of June 30, 2002, News Corp. directly and indirectly owns approximately 43% of the Company's outstanding common stock and has the right to designate six directors on the Company's board. The Company earned advertising revenues of $3.9 million and $5.3 million for the three months ended June 30, 2002 and 2001, respectively, and $8.5 million and $12.8 million for the six months ended June 30, 2002 and 2001, respectively, from entities controlled by News Corp. In addition, the Company acquired programming from News Corp. controlled entities of $1.1 million and $2.9 million for the three months ended June 30, 2002 and 2001, respectively, and $2.8 million and $5.5 million for the six months ended June 30, 2002 and 2001, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corp. As of June 30, 2002 and December 31, 2001, the Company had receivables due from News Corp. controlled entities totaling $1.9 million and $4.6 million, respectively, and payables due to News Corp. controlled entities totaling $149,000 and $302,000, respectively. The Company reimburses News Corp. for facilities and other general and administrative costs incurred on the Company's behalf. Expenses associated with these costs approximated $927,000 and $(83,000) for the three months ended June 30, 2002 and 2001, respectively, and $2.0 million and $1.2 million for the six months ended June 30, 2002 and 2001, respectively. Expenses for the three and six month periods ended June 30, 2001 included a rent and facilities credit of $345,000 from News Corp. In addition, the Company purchases paper through a paper procurement arrangement with News Corp. at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   Liberty Media Corporation ("Liberty Media"), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corp. For the period April 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, and the period from January 1, 2001 to May 2, 2001, the Company purchased programming from Liberty Media controlled affiliates of $1.2 million and $4.5 million, respectively. During the same periods, the Company also sold video, program promotion and guide services of $1.7 million and $6.7 million, respectively, to AT&T Broadband and Internet Services ("BIS") and its consolidated affiliates. In addition, during the same periods, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $642,000 and $2.4 million, respectively. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

   The Company has included in the amounts discussed above, transactions with News Corp., BIS, and Liberty Media and all known entities in which BIS, Liberty Media and News Corp. have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corp. own, directly or indirectly, 50% or less.

   The Company has multiple transactions with Thomson multimedia, Inc., including Thomson's licensing of the Company's VCR Plus+, GUIDE Plus+ and eBook technologies, Thomson's advertising on the Company's platforms, primarily the IPG platforms, the Company's participation in marketing and promotion campaigns on Thomson products carrying the Company's technology, and a joint venture for the sale of advertising on electronic program guides on televisions. During the three months ended June 30, 2002 and 2001, revenues earned from the relationship with Thomson were $14.7 million and $12.8 million, respectively, and expenses incurred were $2.8 million and $10.4 million, respectively. During the six-month period ended June 30, 2002 and 2001, revenues earned from the relationship with Thomson were $27.6 million and $27.8 million, respectively, and expenses incurred were $6.4 million and $15.1 million, respectively. As of June 30, 2002, the Company had receivables due from and a payable due to Thomson totaling $21.8 million and $10.8 million, respectively.

   In May 2002, the Company signed a binding Letter of Intent with Thomson to broaden areas included in their strategic partnership and to also settle all issues raised in an arbitration between the parties (See Note 11 to the Unaudited Condensed Consolidated Financial Statements). The Letter of Intent renews the commercial relationship in which the Company's GUIDE Plus+ IPG is incorporated in Thomson's televisions. The Letter of Intent also reaffirms Thomson's commitment to spend $10 million in IPG advertising for each year in 2002 and 2003 and to purchase IPG advertising during the next five years in an amount equal to a per-box fee multiplied by the number of satellite set-top boxes shipped. Thomson also committed to spend $3 million in general advertising on any of the Company's various delivery platforms within a five-year period and the Company is required to provide an equivalent amount of advertising at no additional cost to Thomson. A component of the overall revenue from Thomson described above is IPG advertising revenue. IPG advertising revenues recognized from this relationship in the three months ended June 30, 2002 and 2001 were $4.3 million and $600,000, respectively, while revenues for the corresponding six-month periods were $8.0 million and $2.8 million, respectively.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   This cooperation provides for Thomson to share in guide revenues generated by GUIDE Plus+ IPGs incorporated in Thomson's consumer electronic products. The licensing of Gemstar's IPG technology for incorporation into Thomson devices will focus on the next generation digital products including digital televisions, digital-ready televisions and digital recorders such as hard disc recorders and DVD-recordables, in addition to analog televisions. The companies also propose cooperation to strengthen their respective intellectual property positions and develop interactive services and two-way response networks with Gemstar using Thomson as a preferred supplier for broadcast and response networks for both video and data in its interactive services.

Liquidity and Capital Resources

   For the six months ended June 30, 2002, net cash flows from operating activities were $153.1 million. This cash flow, plus existing cash resources and proceeds from the exercise of stock options of $1.3 million, was used to fund $31.0 million for repayment of long-term debt and capital lease obligations, $4.7 million for capital expenditures, $18.2 million for additions to intangible assets, primarily patent prosecution and litigation costs, $9.9 million for distributions to minority interests, primarily in SNG, and $63.4 million to repurchase outstanding shares of the Company's common stock.

   At June 30, 2002, the Company's cash, cash equivalents and marketable securities classified as current assets aggregated $430.2 million, which includes cash and cash equivalents of $185.0 million domiciled outside the United States.

   At June 30, 2002, approximately $65.6 million, or 41%, of the Company's receivables are due from five entities. The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of the amount of recoverability. As of June 30, 2002, net receivables totaled $158.9 million, a decrease of $126.1 million when compared to the balance at December 31, 2001. The decrease is primarily due to a $57.7 million decrease in receivables related to the magazine distribution business, and a $50.2 million decrease in balances due from various other customers including Thomson multimedia.

   The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.84% at June 30, 2002) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide's subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide's ability to pay dividends to Gemstar tied to TV Guide's leverage ratio. This restriction does not apply to Gemstar's ability to pay dividends. As of June 30, 2002, TV Guide had available borrowing capacity under the six-year revolving credit facility of $160.6 million. Principal payments of $45 million in the remainder of 2002, $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings at June 30, 2002 were $138.4 million under the revolving credit facility and $158.0 million under the term loan. At June 30, 2002, the Company had an outstanding letter of credit issued under the revolving credit facility for $1.0 million. The Company has determined that there is a reasonable likelihood that TV Guide will be unable to maintain compliance with a financial covenant in its term loan agreement during the coming twelve months. The Company is currently evaluating options to maintain compliance or mitigate the effects of any noncompliance.

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

   The Company collects in advance a majority of its TV Guide magazine subscription fees, SNG subscription fees and certain of its UVTV superstation revenues. In addition, the Company receives nonrefundable prepaid license fees from certain licensees. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

   As of June 30, 2002, deferred revenue totaled $321.4 million, a decrease of $49.5 million when compared to $370.9 million at December 31, 2001. The decrease in deferred revenue was attributable to declines in circulation of TV Guide Magazine coupled with the decline in the subscriber base of the C-band industry and the recognition of nonrefundable prepaid license fees.

   The Company does not have any material commitments for capital expenditures. The Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital, capital expenditure and debt requirements in the foreseeable future.

   In April 2002, the Company's Board of Directors authorized an extension of its authorization granted in September 2001 to repurchase up to $300 million of the Company's outstanding shares of common stock. The authorization permitted the Company to purchase shares in the open market at prevailing prices, or in privately negotiated transactions at then prevailing prices, provided that the Company complied with SEC regulations regarding such purchases. During the period subsequent to the date the extension was authorized through June 30, 2002, the Company repurchased 6.9 million shares for an aggregate price of $63.4 million. The extension expired on September 18, 2002 with no additional share repurchases. Since September 2001, the Company has repurchased a total of
7.2 million shares for an aggregate price of $69.8 million.

   The terms of an option agreement entered into in connection with the Company's acquisition of the intellectual property of a privately held company require the Company to exercise an option to acquire substantially all of the assets of such company for $3.0 million if it achieves certain financial and operating goals. The Company received notice that such goals have been met and is exercising the option.

   On May 22, 2002, the Company entered into an agreement with DIVA Systems Corporation ("DIVA"), a provider of server-based technology and software systems for cable television, to acquire substantially all of its assets as part of a bankruptcy proceeding for approximately $40.0 million, payable primarily in shares of the Company's common stock. The transaction has not been completed. On September 25, 2002, the Company notified DIVA that as a result of certain conditions that had not been satisfied by DIVA prior to closing, the Company was not obligated to close the transaction and did not intend to close the transaction.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


Subsequent Events

  Management Restructuring

   On August 14, 2002, the Company announced that News Corp. and Dr. Henry Yuen, Chief Executive Officer, and Elsie Leung, Chief Financial Officer, submitted a joint proposal to the Company's Board of Directors to restructure the Company's management and to settle disputes among the parties. The Board of Directors formed a committee of independent directors to consider the proposal and to make a recommendation to the Board concerning the proposal. The Special Committee, with the assistance of its independent legal advisors, evaluated the proposal. On November 7, 2002, the Board of Directors approved and the Company executed definitive documentation related to this restructuring. Dr. Yuen resigned as Chief Executive Officer of the Company. Dr. Yuen will continue as Chairman of the Board in a non-executive capacity and, under a new five-year employment agreement, will lead a business unit formed to pursue international business development opportunities. In that role, Dr. Yuen will also strive to enhance and improve the Company's interactive program guides and interactive technologies. As part of the agreement, Dr. Yuen assigned to the Company all intellectual property relating to the Company's business that he has developed and develops in the future in his new role. In addition, he has granted the Company the right of first refusal to certain future inventions related to interactive television and interactive programming guides for a period of time. Jeff Shell has been named Chief Executive Officer succeeding Dr. Yuen. Additionally, the Company appointed Paul Haggerty as acting Chief Financial Officer. Mr. Haggerty, currently Executive Vice President for Finance at News Corp., which owns approximately 43 percent of the outstanding stock of the Company, succeeds Elsie Leung. Ms. Leung will remain as a member of the Board and, under a new three-year agreement, will work with Dr. Yuen to pursue international opportunities for the Company. The Company will be conducting a search for a permanent Chief Financial Officer.

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

  Nasdaq Delisting Proceeding

   On August 19, 2002, the Company received a Nasdaq Staff Determination that its securities are subject to delisting from the Nasdaq National Market because the Company failed to file its Form 10-Q for the quarter ended June 30, 2002 on a timely basis. On November 9, 2002, the Nasdaq Listing Qualifications Panel granted the Company's request for an exception to continue its listing on the Nasdaq National Market based on the following conditions:

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

   . On or before March 31, 2003, the Company must file with the SEC and Nasdaq the Form 10-K for the year ended December 31, 2002; and

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

  SEC Formal Investigation

   On October 17, 2002, the U.S. Securities and Exchange Commission issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the Company and/or others. The Company previously disclosed that it has been in discussions with the Commission regarding the Company's recently completed internal accounting review. The Company intends to continue to fully cooperate with the Commission as it moves forward in its process.

  DOJ Correspondence

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

Recent Accounting Pronouncements

   In November 2001, the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 01-09, which is effective for periods commencing after December 31, 2001, clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor's customers. As a result of the EITF consensus, certain of the Company's cooperative advertising and product placement costs previously classified as operating expenses have been reflected as a reduction of revenues earned from that activity. Where applicable, amounts presented in prior periods have been reclassified to comply with the income statement classifications for the current period. Approximately $13.7 million and $24.0 million of cooperative advertising and product placement costs previously classified as expenses have been reflected as a reduction of revenues in the Unaudited Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2001, respectively.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   In July 2001, the FASB issued Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement
142. The Company adopted the provisions of Statement 142 effective January 1, 2002. In connection with the adoption of Statement 142, the Company evaluated its existing intangible assets that were acquired in prior purchase business combinations, and made any necessary reclassifications in order to conform with the criteria outlined in SFAS No. 141, Business Combinations, for recognition apart from goodwill. In addition, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and made any necessary amortization period adjustments. Finally, the Company tested goodwill and any intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of Statement 142. As a result of the application of these new rules, the Company reported a transitional impairment charge for goodwill and indefinite-lived intangible assets as the cumulative effect of an accounting change of $5,303.3 million, net of tax as of January 1, 2002 in the accompanying Unaudited Condensed Consolidated Statements of Operations.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces Statement No. 121. However, it retains the fundamental provisions of Statement No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company adopted this statement effective January 1, 2002. Adoption of this statement did not have a material impact on the Unaudited Condensed Consolidated Financial Statements at January 1, 2002.

   In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections ("Statement 145"). In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, Statement 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. The Company must implement Statement 145 in the first quarter of 2003 and all comparative financial statements will be reclassified to conform to the 2003 presentation. The anticipated effect of the statement includes the reclassification of an extraordinary loss on debt extinguishment, net of tax, to net loss of $2.1 million ($0.01 per share) in the three and six month periods ended June 30, 2001. There will be no effect on net loss or net loss per share.

   On June 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Statement 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. Statement 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of Statement 146 will have a material impact on its financial position or results of operations.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   In September 2002, the EITF reached a consensus on EITF Issue No. 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, Goodwill and Other Intangible Assets ("EITF 02-13"). EITF 02-13, which is effective for goodwill impairment tests performed after September 12, 2002, requires that deferred income taxes, if any, be included in the carrying amount of a reporting unit for the purposes of the first step of the SFAS 142 goodwill impairment test. It also provides guidance for determining whether to estimate the fair value of a reporting unit by assuming that the unit could be bought or sold in a non-taxable transaction versus a taxable transaction and the income tax bases to use based on this determination. The Company does not expect that the adoption of EITF 02-13 will have a material impact on its financial position or results of operations.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

   The foregoing "Management's Discussion and Analysis of Financial Information" section and other portions of this Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "may," "will," "continues," "believes," "anticipates," "estimates", "plans" or "expects" used in the Company's periodic reports on Forms 10-K, 10-K/A, 10-Q, and 8-K filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-K/A, 10-Q, and 8-K are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to below in "Certain Factors Affecting Business, Operating Results and Financial Condition" and elsewhere in this Form 10-Q. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to those discussed below. Such factors, together with the other information in this Form 10-Q, should be considered carefully in evaluating an investment in the Company's common stock. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company's behalf may issue. The Company undertakes no obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Certain Factors Affecting Business, Operating Results and Financial Condition

  Our financial statements have been restated and have not been audited or reviewed.

   On November 14, 2002, the Company filed Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2001 (the "Annual Report"), Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, each of which restated certain historical financial statements and other information contained in reports previously filed with the SEC. None of the financial statements contained in such reports has been audited or reviewed by an independent accounting firm and therefore should not be relied upon. In addition, the

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

Company recently dismissed its independent accounting firm and engaged a new independent accounting firm to audit the Company's financial statements contained in the Annual Report and to conduct a review of the financial statements contained in such Quarterly Reports on Form 10-Q. There can be no assurance as to when such audit and reviews will be completed or that at the conclusion of such audit, the independent accounting firm will issue an unqualified opinion, or any opinion, on the financial statements contained in the Annual Report. The Company is also reviewing its accounting policies and transactions to ensure compliance with accounting principles generally accepted in the United States of America. Specifically, the Company will be focusing on the accounting for licensing and advertising revenues, including but not limited to, revenues from strategic customers and multi-platform advertisers. The Company believes that it is likely that, as a result of such accounting firm's audit and review and the Company's ongoing review of its accounting policies and the application of the policies to various types of transactions, the Company will further restate the financial statements contained in its Annual Report and such Quarterly Reports on Form 10-Q in amendments to such reports. Such restatements may be material. Any further restatement of such financial statements may adversely affect the Company's business and results of operations.

  We face risks related to an SEC investigation and securities litigation

   The SEC has issued a formal order of investigation to determine whether the Company has violated the federal securities laws. Although the Company intends to fully cooperate with the SEC in this matter, the SEC may determine that the Company has violated federal securities laws. If the SEC so determines, the Company may face criminal sanctions and/or have to pay significant fines or pay restitution to certain stockholders. In addition, the Company has been named a defendant in a number of class-action lawsuits. As a result, management's attention will be diverted to the defense of such lawsuits and the Company will have to expend significant monetary and human resources on such defense. These lawsuits could also result in significant monetary judgments against the Company.

  We may be delisted from the Nasdaq National Market.

   On August 19, 2002, the Company received a Nasdaq Staff Determination that its securities are subject to delisting from the Nasdaq National Market because the Company failed to file its Form 10-Q for the quarter ended June 30, 2002 on or before August 14, 2002. On November 8, 2002, the Nasdaq Listing Qualifications Panel granted the Company's request for an exception to continue its listing on the Nasdaq National Market based on the following conditions:

   . On or before November 19, 2002, the Company must file with the SEC and Nasdaq the Form 10-Q for the quarter ended September 30, 2002, notwithstanding the absence of the requisite SAS 71 accountant review;

   . On or before March 3, 2003, the Company must file with the SEC and Nasdaq all necessary amended filings for fiscal years 2000, 2001 and 2002, including the affirmative statements that the filings have been reviewed and/or audited in accordance with SEC requirements;

   . On or before March 31, 2003, the Company must file with the SEC and Nasdaq the Form 10-K for the year ended December 31, 2002; and

   . On or before June 30, 2003, the Company must solicit proxies and hold an annual meeting for fiscal 2001.

To fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq National Market. If the Company fails to meet any of these conditions, our

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

securities may be delisted from the Nasdaq National Market. In addition, the Nasdaq Panel reserved the right to modify, alter or extend the terms of this exception. If the Nasdaq Panel altered or modified the terms of this exception and the Company was unable to meet the modified terms, our securities may be delisted from the Nasdaq National Market.

  We may experience slower growth and decreased profit margins.

   Prior to the acquisition of TV Guide, Gemstar experienced significant revenue growth and produced substantial profit margins. Subsequent to the acquisition, while consolidated revenues have been greater due to the addition of TV Guide, our profit margins are lower on a consolidated basis as a result of the lower margins contributed by the TV Guide businesses. We do not expect to experience, in percentage terms, the rapid revenue growth that we experienced before the merger. In fact, as certain of our significant businesses are in declining markets, we may experience a decrease in revenues as the revenue growth produced by our emerging businesses may not be significant enough to offset the revenue decreases of our businesses operating in declining markets. Also, in keeping with our philosophy of focusing on core business activities, we may decide to divest or discontinue certain non-core businesses, which may result in further reductions of revenues and profits.

  We face competition in many areas and the competition could negatively impact our operating results.

   We face competition from a wide range of other companies in the communications, advertising, media, entertainment, information, Internet services, software and technology fields. The competitive environment could, among other results, require price reductions for our products, require increased spending on marketing and product development, limit our ability to develop new products and services, limit our ability to expand our customer base or even result in attrition in our customer base. Any of these occurrences could negatively impact our operating results.

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

  The marketing and market acceptance of our interactive program guides may not be as rapid as we expected.

   The market for our IPGs has only recently begun to develop, is rapidly evolving and is increasingly competitive. Demand and market acceptance for our IPGs are subject to uncertainty and risk. We cannot predict whether, or how fast, this market will grow or how long it can be sustained. For GUIDE Plus+, which is incorporated in consumer electronics products, the deployment rate will be dependent on the strength or weakness of the consumer electronics industry, and in particular, the sale of television sets. For TV Guide Interactive, which is incorporated into digital set-top boxes, the deployment rate will be dependent on the growth of digital cable television subscribers. Purchases of consumer electronics products and digital cable television subscriptions are largely discretionary and may be affected by general economic trends in the countries or regions

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

in which such products or subscriptions are offered. If the market for our IPGs develops more slowly than expected or becomes saturated with competitors, our operating results could be adversely impacted.

  The composition of IPG license revenue may change.

   The Company historically has charged a per-unit license fee for the incorporation of our IPG technology into hardware devices, including televisions, VCRs, digital cable set-top boxes, digital satellite receivers, and others. We have begun to enter into direct agreements with cable MSOs and other service providers to provide IPG services based on a per-subscriber per-month fee, such fee being inclusive of the per-unit license fee otherwise chargeable to the supplier of the set-top box to the licensed MSO. The impact of signing such agreements with service providers is that the Company will recognize less license fees at the time of shipment of the set-top box, but will establish a revenue stream with potentially much greater net present value when cable subscribers activate their digital service. During the past two years, we have entered into over 210 long-term license agreements with cable MSOs and other service providers, including Comcast, Charter and Adelphia, in the U.S and abroad. The effect of the Company's success in entering into these new per-subscriber per-month agreements may act to reduce license fees recognized in 2002, and depending on the timing of certain events, also in 2003. Digital cable television subscriptions are generally priced at a premium to analog cable television service and represent discretionary expenditures for consumers. Consequently, general economic trends may result in fluctuations in the amount of revenue received by the Company under this recurring revenue model.

  Continued consolidation of the cable and satellite broadcasting industry could change the terms of existing agreements; the impact of these changes is not certain.

   We have entered into agreements with a large number of cable MSOs for distribution of our IPGs. If, as expected, consolidation of the cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps. Although the Company has sought to protect itself against any negative consequences resulting from such transactions with provisions in our agreements with cable MSOs, it is conceivable that certain combinations of events could change the terms of the agreements and such changes could negatively affect our results of operations.

  Advertising revenues are impacted by technology, consumer acceptance of our products, competition, adverse economic conditions and seasonality.

   We expect to derive a significant portion of our revenues from the sale of advertising. To generate sustained growth in advertising revenues, our IPGs must have the technology to effectively deliver advertising, consumers must accept our products to create a broad advertising base and advertisers must accept our IPGs as an effective medium for advertising delivery. As a new medium, we must be able to demonstrate its effectiveness with quantitative research. The rate for advertising on the IPG platform, and hence its value, will depend on the availability, quality and results of this research. If we are unable to produce verifiable third-party metrics for IPG advertising effectiveness, or if such metrics demonstrate a lack of effectiveness relative to other media, our revenues from the sale of IPG advertising could be adversely affected. We compete with other media for advertising placements, which can result in lower prices and reductions in advertising revenues. Recent adverse economic conditions have significantly impacted our advertisers' ability and willingness to spend additional amounts

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

on advertising generally and may continue to have such an impact in the future. Additionally, our advertising revenues are subject to seasonal fluctuations.

  Our business may be adversely affected by changes in the consumer electronics market.

   We derive significant revenues from manufacturer license fees for our VCR Plus+ and IPG technologies. We do not manufacture hardware, but rather depend on the cooperation of third-party consumer electronics manufacturers to incorporate our technology into their products. Many of our license agreements do not require the inclusion of our technology into any specific number or percentage of units shipped by the licensees, and only a few of these agreements guarantee a minimum licensing fee over their term. Accordingly, we cannot control or predict the number of models or units shipped by any manufacturer employing our technology. Demand for new consumer electronics devices, such as television sets, VCRs, integrated satellite receiver decoders, personal computers and Internet appliances, may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products and alternate consumer entertainment options. Our future operating results are dependent on continued growth in consumer electronics employing our technologies and any decline in sales of consumer electronics products employing our technologies could have an adverse impact on our operating results.

  Dependence on the cooperation of cable systems, television broadcasters, publications and data providers could adversely affect our revenues.

   Program guide and advertising data is delivered to network headends, cable headends, and broadcast stations for inclusion in the vertical blanking interval of television signals and to local affiliate cable systems for delivery to set-top boxes in subscribers homes via the out-of-band frequencies of local cable systems. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements governing certain of these relationships can be maintained on economical terms. Our data broadcast through the vertical blanking interval can be, and has been in the past in certain markets, deleted or modified by some of the local cable systems. Widespread deletion or modification of such data could have a material adverse impact on the Company's GUIDE Plus+ business. In addition, we purchase some of our program guide information from commercial vendors. The quality, accuracy or timeliness of such data may not continue to meet our standards or be acceptable to consumers. Our VCR Plus+ system relies on consumer access to PlusCode numbers through licensed publications. We are dependent on the maintenance and renewal of agreements governing the PlusCode publications to ensure the distribution of the PlusCodes.

   The majority of TV Guide Channel's customers are not under long-term license agreements, which could result in cable MSOs terminating the service at anytime with minimal prior notice of such discontinuation. A significant decline in distribution of the TV Guide Channel could have a material adverse effect on the amount of licensing and advertising revenue received by the Company.

  Seasonality and variability of consumer electronic product shipments and newsstand sales of our print products may affect our revenues and results of operations on a quarterly or annual basis.

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

  VCR Plus+ revenues may decline due to full penetration of the product in a declining market.

   Future revenues derived from VCR Plus+ may decline due to the fact that virtually all major VCR manufacturers have licensed the VCR Plus+ technology and the fact that we have already expanded into most major markets worldwide. The worldwide shipment of VCRs has been declining and this decline is expected to accelerate as they are replaced by digital recording devices. Although VCR Plus+ is now being incorporated into some digital recording devices, there is no assurance that this practice will become widespread. In addition, our IPG technology may be more relevant than our VCR Plus+ technology for these digital recording devices.

  TV Guide Magazine, which is a significant business, has experienced significant declines in circulation and EBITDA and such declines may continue.

   We provide TV Guide Magazine to households and newsstands and customized monthly program guides to customers of cable and satellite service providers. TV Guide Magazine has seen circulation decline significantly over the past several years. The primary cause of this decline is increased competition from free television listings included in local newspapers, electronic program guides incorporated into digital cable and satellite services, and other sources. Declines in TV Guide Magazine's circulation and EBITDA may to continue, and the declines could be significant.

  Paper and postal price increases can materially raise our costs associated with the production and delivery of the TV Guide print products, including TV Guide Magazine.

   The price of paper can be a significant factor affecting TV Guide Magazine's operating performance. We do not hedge against increases in paper costs. If paper prices do increase and we cannot pass these costs on to our customers, the increases may have a material adverse effect on us. Postage for product distribution and direct mail solicitations is also a significant, uncontrollable expense to us. Postal rates increased in February 2001, July 2001 and again in June 2002 and are likely to increase in the future.

  Digital recapture could adversely affect carriage of our analog products.

   Cable television is transmitted on a limited frequency spectrum that must be allocated between multiple analog and digital channels. As digital penetration increases, MSOs are reclaiming analog bandwidth to launch more digital networks and interactive television services, and are likely to continue this recapture until such time as they rebuild their plants to increase bandwidth or there is stability in the mix of analog and digital carriage. As with all analog networks, digital recapture is an ongoing issue that can result in a significant decline in the distribution of TV Guide Channel. As a result, we may not be able to maintain our current analog distribution levels if digital recapture continues, which could negatively impact our operating results.

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

   We market entertainment services to C-band satellite dish owners in the United States through our approximately 80% owned subsidiary, SNG. The C-band satellite industry is shrinking generally due to the continued expansion of cable systems and direct broadcast satellite ("DBS") services. C-band satellite dishes are substantially larger and less attractive than direct broadcast satellite dishes, which are small and less obtrusive. Recently enacted legislation may permit direct broadcast satellite programmers to offer more attractive programming than SNG. We expect the decline in the C-band industry to continue.

   In November 1999, SNG announced an exclusive DBS marketing alliance agreement with EchoStar to convert existing and inactive C-band customers of SNG to EchoStar's high power (small satellite dish) DISH Network service. Under the conversion process, EchoStar compensates SNG on a per subscriber basis, both upon successful conversion and with residual payments over time. We anticipate that this agreement will continue to accelerate the subscriber decline in our C-band business.

  Leverage associated with the debt assumed in the TV Guide acquisition may adversely impact our financial operations.

   As of September 20, 2002, we had outstanding approximately $281.4 million of TV Guide long-term debt, which we acquired in the TV Guide merger. During the remainder of 2002, scheduled debt retirements aggregate $30.0 million. This debt is significant and could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements and other purposes. A significant amount of our earnings may be dedicated to the payment of principal and interest on debt and therefore would be unavailable for financing operations and other business activities. The debt level and the covenants contained in the debt instruments could limit flexibility in planning for, or reacting to, changes in business because certain financing options may be limited or prohibited. In particular, the Company has determined that there is a reasonable likelihood that TV Guide will be unable to maintain compliance with a financial covenant in its term loan agreement during the coming twelve months. While the Company is currently evaluating options to maintain compliance or mitigate the effects of any noncompliance, there can be no assurance that any measures taken will be successful. In addition, the degree of leverage may be more than that of our competitors, placing us at a competitive disadvantage, and the debt level may make us more vulnerable in the event of a downturn in our business or the economy in general.

  Our stock price has been volatile.

   The market price of our common stock has historically been volatile. The volatility of our stock price has increased after the announcement of our restatement of certain historical financial information. It is likely that the market price of our common stock will continue to be subject to significant fluctuations. We believe that future announcements concerning us, our competitors or our principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimated by analysts, or any future decision to restate any of our financial statements may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of outstanding common stock in the public market could materially adversely affect the market price of our common stock. Further, in recent years the stock market has experienced extreme price fluctuation in equity securities of technology and media companies. Such price and volume fluctuations often have been unrelated to the operating performance of those companies. These fluctuations, as well as general economic, political and market conditions, such as

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

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

   At June 30, 2002, approximately $65.6 million, or 41%, of the Company's receivables are due from five entities as described in Liquidity and Capital Resources above. We currently believe these receivables to be realizable; however, events, including the final resolution of litigation and other disputes, may occur in the future which could cause the Company to change its assessment of recoverability. (See "Management's Discussion and Analysis of Financial Information -- Overview of Significant Events.")

  We have significant intangible assets on our balance sheet that may be subject to impairment.

   In July 2000, we acquired TV Guide in a transaction accounted for as a purchase. In that transaction, close to $10 billion of the purchase price was allocated to intangible assets. We were required under accounting principles generally accepted in the United States of America in place through December 31, 2001 to review our intangible assets periodically for impairment when circumstances indicate the carrying value of the intangible assets may exceed their fair value. New accounting standards effective January 1, 2002 eliminated the recoverability test for certain intangible assets and require that such assets be reported at the lower of cost or fair value. At December 31, 2001, our goodwill and intangible assets approximated $8,621.7 million. The Company recorded a transitional impairment charge for goodwill and indefinite-lived intangible assets of $5,303.3 million, net of tax as of January 1, 2002 in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company also recorded an interim impairment charge as of June 30, 2002 for goodwill of $22.8 million, indefinite-lived intangible assets of $24.0 million and for finite-lived intangible assets of $1,212.3 million in the accompanying Unaudited Condensed Consolidated Statements of Operations. Should adverse economic conditions continue, or should other events impacting the value of certain of our businesses occur, we may be required to record an additional significant charge to earnings in our financial statements in the period any impairment of our goodwill or other intangible assets is determined.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

services. In addition, patent applications in the United States are generally confidential until a patent is issued, so we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications. If one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether the licenses would be available or, if available, whether we would be able to obtain the licenses on commercially reasonable terms. If we were unable to obtain the licenses, we might not be able to redesign our products or services to avoid infringement.

  An unfavorable outcome of certain legal proceedings may adversely affect our business and operating results.

   Our results may be affected by the outcome of pending and future litigation and the protection and validity of patents and other intellectual property rights. Our patent and other intellectual property rights are important competitive tools and many generate income under license agreements. There can be no assurance that our intellectual property rights will not be challenged, invalidated or circumvented in the United States or abroad. Unfavorable rulings in the Company's legal proceedings, including those described in Note 11 to the Unaudited Condensed Consolidated Financial Statements, may have a negative impact on the Company that may be greater or smaller depending on the nature of the rulings.

  Our management restructuring could affect our future success.

   The operating results of any company are heavily dependent upon the efforts and success of its senior management team. Recently, our senior management team has undergone major changes, with the addition of a new Chief Executive Officer and Acting Chief Financial Officer. We are currently conducting a search for a permanent Chief Financial Officer. We are subject to certain risks associated with a new management structure, including, among others, risks relating to employee and business relations, managerial efficiency and effectiveness and overall familiarity with our business and operations.

  Dependence on key employees could affect our future success.

   We are dependent on certain key members of our management, operations and development staff, the loss of whose services could have a material adverse effect on the Company. Although we have employment contracts with certain key employees, such employment contracts would generally not restrict the employee's ability to leave the Company. Furthermore, recruiting and retaining additional qualified engineering, marketing, and operations personnel will be critical to our success. In addition, we may not be able to recruit or retain such personnel on acceptable terms. Failure to attract and retain key personnel could have a material adverse effect on our business, operating results and financial condition.

  Our interests may diverge from those of substantial stockholders.

   News Corp. has significant influence over our business because of its beneficial ownership of our common stock. There can be no assurance that its interests are aligned with that of the Company's other shareholders. Investor interests can differ from

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

each other and from other corporate interests and it is possible that this significant stockholders with a stake in corporate management may have interests that differ from those of other stockholders and of the Company itself. Furthermore, the management restructuring may result in an increase of the influence of News Corp. over our business and affairs.

  Government regulations may adversely affect our business.

   The satellite transmission, cable and telecommunications industries are subject to federal regulatory conditions, including Federal Communications Commission ("FCC") licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While most cable and telecommunications industry regulations do not apply directly to the Company, they affect programming distributors, a primary customer for our products and services. Certain programming sold by our SNG subsidiary is subject to the Satellite Home Viewer Improvement Act of 1999. In 2001, the FCC issued a Notice of Inquiry concerning interactive television services, which may indicate that the FCC intends to promulgate rules that could affect our IPG business. In addition, our TVG network is subject to certain state and federal laws and regulations applicable to pari-mutuel wagering on horse races and its growth may be significantly affected by such laws and regulations. Future developments relating to any of these regulatory matters may adversely affect our business.

  Terrorist attacks, war or other civil disturbances could lead to further economic instability and depress our stock price or adversely affect our business.

   On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks caused instability in the global financial markets, contributed to volatility in the stock prices of publicly traded companies located in the United States and created a major disruption in travel on commercial airlines. These attacks have led and may continue to lead to armed hostilities or may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability. Further disruptions in air travel or the threatened bankruptcies of one or more commercial airlines may have a significant impact on the operations of our SkyMall subsidiary. Any of the foregoing occurrences could have a material adverse effect on our business, financial condition and operating results.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide's $300 million six-year revolving credit facility and $300 million amortizing term loan. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Because the interest rates on the credit facilities are variable, based upon the banks' prime rate or LIBOR, the Company's interest expense and cash flow are impacted by interest rate fluctuations. At June 30, 2002, the Company had $296.4 million in outstanding borrowings under the credit facilities. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $3.0 million in interest expense and a corresponding decrease or increase of $3.0 million in the Company's operating cash flow.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 11, Legal Proceedings, in the Unaudited Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.                                Exhibits

b.                                Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

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

                          GEMSTAR-TV GUIDE INTERNATIONAL, INC.
                                       (Registrant)

By: November 14, 2002     By:         /s/  PAUL HAGGERTY
                              ----------------------------------
                                        Paul Haggerty
                                Acting Chief Financial Officer
                                   (Principal Financial and
                                     Accounting Officer)

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     Gemstar-TV Guide International, Inc.
                SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

   I, Jeff Shell, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Gemstar-TV Guide International, Inc.;

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


Date: 11/14/02                /s/  JEFF SHELL
                   ----------------------------------
                               Jeff Shell
                        Chief Executive Officer
                     (Principal Executive Officer)

   I, Paul Haggerty, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Gemstar-TV Guide International, Inc.;

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


Date: 11/14/02               /s/  PAUL HAGGERTY
                   ----------------------------------
                             Paul Haggerty
                    Co-President, Co-Chief Operating
                                Officer
                     Acting Chief Financial Officer
                        (Principal Financial and
                          Accounting Officer)

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