Form 10-K/A
period 2001-12-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2002-11-15
CIK 923282

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A
                               (Amendment No. 2)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission file number 0-24218

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                     Delaware                  95-4782077
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of February 28, 2002, there were 417.9 million shares of the registrant's Common Stock outstanding. As of February 28, 2002, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $3.5 billion, based on the closing sale price of $18.29 per share as reported by the Nasdaq National Market System. Shares of Common Stock held by officers, directors, and 5% holders have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.
================================================================================

                               EXPLANATORY NOTE

   This Amendment No. 2 to the Annual Report on Form 10-K/A ("Amendment No. 2") for Gemstar-TV Guide International, Inc. (the "Company") for the fiscal year ended December 31, 2001, is being filed to amend and restate the items described below contained in the Company's Annual Report on Form 10-K originally filed with the Securities and Exchange Commission ("SEC") on April 1, 2002, and as amended by Amendment No. 1 on Form 10-K/A ("Amendment No. 1") originally filed with the SEC on April 30, 2002.

   This Amendment No. 2 makes changes to Item 6, Selected Financial Data, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8, Financial Statements and Supplementary Data, and Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, for the following purposes:

  . To restate the Company's Consolidated Financial Statements as of December 31, 2001 and 2000 and for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, to correct the accounting for the acquisition of certain intellectual property acquired in 2001, to reverse revenue recognized under an expired license agreement, to reclassify revenue among sectors recorded during the third and fourth quarter of 2001, and to make certain other adjustments, as more fully described in Note 2 to the Company's Consolidated Financial Statements included in Item 8 (the "Unaudited Consolidated Financial Statements"). The restated Unaudited Consolidated Financial Statements included in this Amendment No. 2 have not been audited or reviewed by an independent accounting firm and should not be relied upon;

  . To amend Item 6, Selected Financial Data, to take into account the effects of the restatement;

  . To amend Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement; and

  . To include in Note 16, information with respect to events that occurred subsequent to the original filing of the Annual Report on Form 10-K, including, but not limited to, a formal investigation of the Company by the SEC and the potential delisting of the Company's securities from the Nasdaq National Market.

   This Amendment No. 2 also makes changes to Item 11, Executive Compensation, to amend certain disclosures relating to the compensation of Dr. Henry C. Yuen, which was originally included in Amendment No. 1.

   In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this Amendment No. 2 continues to speak as of the date of the original filing of the Annual Report on Form 10-K on April 1, 2002, as amended by Amendment No. 1 and the Company has not updated the disclosures in this report to speak as of a later date (except for Note 16 to the Unaudited Consolidated Financial Statements with respect to subsequent events through the date of this amendment). All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in the Company's reports filed with the SEC, as amended, for periods subsequent to the date of the original filing of the Annual Report on Form 10-K.

   The Unaudited Consolidated Financial Statements included in this Amendment No. 2 have not been audited or reviewed by an independent accounting firm and should not be relied upon. Moreover, no independent auditors' report is included for any of the Unaudited Consolidated Financial Statements herein. Accordingly, the Unaudited Consolidated Financial Statements included in this Amendment No. 2 are deficient and do not comply with the requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder. As a result, the Company's new Chief Executive Officer and Acting Chief Financial Officer, who were appointed on November 7, 2002, are unable to make the Certification required by Section 906 of the Sarbanes-Oxley Act.

   The Company recently engaged a new independent accounting firm to audit the Consolidated Financial Statements discussed in this Amendment No. 2. Additionally, the Company will be reviewing its accounting policies to ensure compliance with accounting principles generally accepted in the United States of America. Specifically, the Company will be focusing on the accounting for licensing and advertising revenue including but not limited to, revenues from strategic customers and multi-platform advertisers. The Company intends to file an additional amendment to its Annual Report on Form 10-K to include such audited Consolidated Financial Statements and related independent auditors' reports as promptly as practicable after its audit has been completed. However, there can be no assurance as to when such audit will be completed. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of the policies to various types of transactions, the Company will further restate these Unaudited Consolidated Financial Statements presented herein in an additional amendment to the Annual Report on Form 10-K for the year ended December 31, 2001. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements as contained in this report should not be relied upon.

   There are certain recent developments that have occurred between December 31, 2001 and the date of filing the Amendment No. 2 which could have a material impact on the Company's business, results of operations and financial condition, as described in Note 16, Subsequent Events, to the Unaudited Consolidated Financial Statements included in Item 8 of this Amendment No. 2.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA.

   The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data as of and for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 has been restated, but has not been audited or reviewed by an independent auditor. For additional information regarding the restatement, please refer to Note 2 to the Unaudited Consolidated Financial Statements included in Item 8.

                                                                              Unaudited
                                                         ----------------------------------------------------
                                                                        Restated
                                                           Restated   Nine months     Year ended March 31,
                                                          Year Ended     ended     --------------------------
                                                         December 31, December 31, Restated
                                                           2001(1)      2000(1)    2000(2)  1999(2)  1998(2)
                                                         ------------ ------------ -------- -------- --------
                                                                (in thousands, except per share data)
Statement of Operations Data:
Revenues................................................  $1,288,918   $ 694,610   $229,211 $168,166 $126,552
Operating expenses:
    Operating expenses, excluding stock compensation,
     depreciation and amortization, impairment of
     goodwill and nonrecurring expenses.................     910,934     488,939    108,756   80,038   62,185
    Stock compensation..................................      44,729      18,294         --       --       --
    Depreciation and amortization.......................     942,060     443,312      5,863    4,679    4,411
    Impairment of goodwill..............................      10,800          --         --       --       --
    Nonrecurring expenses(3)............................          --          --     15,895    1,851   11,713
                                                          ----------   ---------   -------- -------- --------
                                                           1,908,523     950,545    130,514   86,568   78,309
                                                          ----------   ---------   -------- -------- --------
Operating (loss) income.................................    (619,605)   (255,935)    98,697   81,598   48,243
Interest expense........................................     (27,298)    (24,783)        --       --       --
Other (expense) income, net.............................    (119,126)     15,021     13,688    8,736    7,317
                                                          ----------   ---------   -------- -------- --------
(Loss) income before income taxes and extraordinary item    (766,029)   (265,697)   112,385   90,334   55,560
(Benefit) provision for income taxes....................    (132,471)    (29,570)    38,778   30,189   20,433
                                                          ----------   ---------   -------- -------- --------
(Loss) income before extraordinary item.................    (633,558)   (236,127)    73,607   60,145   35,127
Extraordinary loss on debt extinguishment, net of tax...      (2,100)         --         --       --       --
                                                          ----------   ---------   -------- -------- --------
Net (loss) income.......................................  $ (635,658)  $(236,127)  $ 73,607 $ 60,145 $ 35,127
                                                          ==========   =========   ======== ======== ========
(Loss) earnings per share(4):
    Basic...............................................  $    (1.54)  $   (0.71)  $   0.36 $   0.30 $   0.18
    Diluted.............................................  $    (1.54)  $   (0.71)  $   0.30 $   0.26 $   0.17
Weighted average shares outstanding(4):
    Basic...............................................     412,389     334,804    205,635  198,568  193,020
    Diluted.............................................     412,389     334,804    247,876  229,182  206,191

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                                                                               Unaudited
                                                           -------------------------------------------------
                                                                December 31,              March 31,
                                                           ---------------------- --------------------------
                                                            2001(1)    2000(1)      2000
                                                            Restated   Restated   Restated   1999     1998
                                                           ---------- ----------- -------- -------- --------
                                                                            (in thousands)
Balance Sheet Data:
Working capital........................................... $  120,504 $   337,450 $301,689 $190,296 $110,395
Total assets..............................................  9,573,028  10,697,118  454,943  256,979  187,200
Long-term debt and capital lease obligations, less current
 portion..................................................    271,029     586,485       --       --       --
Total stockholders' equity................................  7,490,100   8,025,240  377,947  185,160  103,630

--------
(1) Effective July 18, 2001 and July 12, 2000, the Company's consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold.
(2) The Company completed mergers with NuvoMedia, Inc. ("NuvoMedia") and SoftBook Press, Inc. ("SoftBook") in January 2000. Both mergers were accounted for under the pooling of interests method and accordingly, the Company's historical consolidated financial statements were restated for all periods prior to January 2000 to include the accounts and results of operations of NuvoMedia and SoftBook.
(3) Nonrecurring expenses for the years ended March 31, 2000 and 1998 consisted of merger related costs incurred as a result of the mergers with NuvoMedia, Inc. and SoftBook Press, Inc. in fiscal year 2000 and with StarSight Telecast, Inc. in fiscal year 1998. Nonrecurring expenses for the year ended March 31, 1999 consisted of costs incurred in defending the Company against a hostile takeover.
(4) All share and per share data has been adjusted for the two-for-one stock splits effected in May 1999 and December 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Unaudited Consolidated Financial Statements as of December 31, 2001 and 2000 and for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 and the notes thereto included in this Amendment No. 2 have been restated, but have not been reviewed or audited by an independent accounting firm. For additional information regarding the restatement, please refer to Note 2 to the Unaudited Consolidated Financial Statements included in Item 8. All applicable financial information presented in this Item 7 has been restated to take into account the effects of the restatements described in Note 2 to the Unaudited Consolidated Financial Statements. There can be no assurance that, at the conclusion of its audit, the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. As a result of such accounting firm's audit and the Company's ongoing review of its accounting policies, the Company may determine to restate the Unaudited Consolidated Financial

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

Statements contained herein. The Unaudited Consolidated Financial Statements contained herein should not be relied upon.

   On November 28, 2000, the Board of Directors of the Company approved a change of the Company's fiscal year end from March 31 to December 31. Accordingly, the financial statements of the Company present results of operations and cash flows for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000. To enhance comparability, the following discussion of historical operating results compares the twelve months ended December 31, 2001 to the same period in the prior year as restated. Additionally, the following discussion of historical operating results compares the nine-month period ended December 31, 2000 to the same period in 1999.

   In addition to the change in the Company's fiscal year end in 2000, the Company completed several transactions during 2001 and 2000 that affect the comparability of the results of operations.

  . On July 12, 2000, the Company completed its merger with TV Guide. The merger was accounted for as a purchase. Accordingly, the Unaudited Consolidated Financial Statements include the results of operations of TV Guide from July 12, 2000.

  . In April 2001, the Company sold the business that distributes the WGN superstation signal for approximately its net book value. Accordingly, the Unaudited Consolidated Financial Statements do not include the results of operations of WGN subsequent to that date. No gain or loss was recognized as a result of this transaction.

  . On July 18, 2001, the Company acquired 100% of the outstanding common stock of SkyMall. The acquisition was accounted for as a purchase. Accordingly, the Unaudited Consolidated Financial Statements include the results of operations of SkyMall from July 18, 2001.

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

Critical Accounting Policies and Estimates

   The following discussion and analysis of our financial condition and results of operations are based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from our

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

current expectations. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial statements.

  Revenue Recognition--License Fees

   We recognize revenues from per unit license fees based on units shipped incorporating the Company's patented or proprietary technologies in the period when the manufacturers' units shipped information is available to the Company. Revenues from per subscriber fees from service providers are earned in the month services are provided by a licensee using the Company's patented or proprietary technologies. Revenues from annual and other license fees generally are recognized based on the specific terms of the license agreements. From time to time, the license agreement between the Company and a licensee may expire, or for one reason or another, the licensee fails to remit license fees on a timely basis, yet the same units continue to be shipped and the same services continue to be deployed containing the Company's patented or proprietary technologies. The Company looks to the four conditions under Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), to determine whether or not revenue should be recognized: whether there is persuasive evidence that an arrangement exists, whether delivery has occurred or service has been rendered, whether the price is fixed or determinable and whether collection is reasonably assured. Additionally, the Company may consider opinions of outside counsel when appropriate. These decisions involve significant judgment by the Company.

   Further discussion of the application of revenue recognition policies for license fees is contained under the heading Technology and Licensing Sector--Pro Forma.

  Multi-Platform Advertising Sales

   The Company believes that a potential competitive advantage in advertising is the combined reach of its various advertising platforms--TV Guide Magazine with a circulation of 9 million copies, IPG with a combined platform of more than 15.0 million, TV Guide Channel with more than 50 million subscribers, and tvguide.com with 4.0 million unique visitors per month, all targeted at consumers who are interested in television guidance. In order to maximize the effectiveness of such a competitive advantage, the Company offers customers the opportunity to simultaneously advertise on two or more of its various delivery platforms ("multi-platform" advertising). To encourage advertisers to increase the amount of total advertising they purchase from the Company, in late 2001, the Company established a Multi-Platform Advertising Program ("MPA Program") to provide incentives in the form of discounts to advertisers who agree to use multiple platforms. Often such discounts are significant, and frequently equal and occasionally exceed the pre-discounted value of the advertising on the IPG platform in the MPA Program.

   In the third and fourth quarters of 2001, customers of the Company who had committed to purchase advertising on Company platforms other than the IPG (primarily the TV Guide Magazine) were offered an opportunity to advertise on the IPG platform in amounts approximately equal in value with their existing commitments to advertise on the print or channel platforms. Customers who accepted this offer were charged for the

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

IPG advertising and were provided with advertising of an approximate equal value on the print or channel platforms at no additional cost. All of the revenue associated with these transactions was recorded as IPG revenue.

   In the fourth quarter of 2001, the Securities and Exchange Commission provided additional guidance regarding multiple-element transactions in SAB 101, Frequently Asked Questions and Answers, Question 4. This guidance directed that revenue in multiple-element transactions should be allocated based upon the relative fair value of the elements involved in the transaction, provided that each element represents a separate earnings process. The Company's decision to reclassify $2.7 million in advertising revenue in conjunction with the restatement of the Unaudited Consolidated Financial Statements included herein (see Note 2 to the Unaudited Consolidated Financial Statements) applies this guidance, in that the $5.5 million in total advertising value provided to multi-platform purchasers during the third and fourth quarters of 2001 was evenly split between IPG and print advertising. The Company, in consultation with its recently engaged independent accounting firm, is continuing to review the applicability of the referenced guidance to the multi-platform advertising transactions and, as a result, may determine that additional revenue should be reclassified from the Interactive Platform Sector to the Media and Services Sector.

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

   The Company has a significant amount of property and equipment and intangible assets. The determination as to whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable involves management's judgment. In addition, should the Company conclude that recoverability of an asset is in question, the estimate of undiscounted future operating cash flows to determine whether an asset is recoverable and, if not, the final determination of the fair value of the asset are also based on the judgment of management. These

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

judgments can be impacted by a variety of underlying assumptions, such as the general business climate, effectiveness of competition and supply and cost of resources. Accordingly, actual results can differ significantly from the assumptions made by management in making its estimates. Future changes in management's estimates could result in indicators of impairment and actual impairment charges where none exist today.

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

   The Company has income both from foreign and domestic sources. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of our actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2001, we have established a valuation allowance of $65.5 million against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   The following table sets forth certain financial information for the Company during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000. To enhance comparability, the following table also includes certain financial information for the Company for the year ended December 31, 2000 and the nine months ended December 31, 1999.

                                                                        Unaudited
-                                                 ----------------------------------------------------
                                                         Restated          Nine Months Ended   Restated
                                                  Year Ended December 31,     December 31,       Year
                                                  ---------------------   -------------------    Ended
                                                                           Restated            March 31,
                                                    2001(1)     2000(4)   2000(1)(2)  1999(5)    2000
                                                  ----------   ---------  ---------- --------  ---------
                                                                     (in thousands)
Statement of Operations Data:
Revenues......................................... $1,288,918   $ 766,375  $ 694,610  $157,446  $229,211
Operating expenses:
   Operating expenses, excluding stock
     compensation, depreciation and
     amortization, impairment of goodwill and
     nonrecurring expenses.......................    910,934     515,967    488,939    81,728   108,756
   Stock compensation............................     44,729      18,294     18,294        --        --
   Depreciation and amortization.................    942,060     444,904    443,312     4,271     5,863
   Impairment of goodwill........................     10,800          --         --        --        --
   Nonrecurring expenses.........................         --      15,895         --        --    15,895
                                                  ----------   ---------  ---------  --------  --------
                                                   1,908,523     995,060    950,545    85,999   130,514
                                                  ----------   ---------  ---------  --------  --------
Operating (loss) income..........................   (619,605)   (228,685)  (255,935)   71,447    98,697
Interest expense.................................    (27,298)    (24,783)   (24,783)       --        --
Other (expense) income, net......................   (119,126)     18,861     15,021     9,848    13,688
                                                  ----------   ---------  ---------  --------  --------
(Loss) income before income taxes and
  extraordinary item.............................   (766,029)   (234,607)  (265,697)   81,295   112,385
(Benefit) provision for income taxes.............   (132,471)    (18,101)   (29,570)   27,309    38,778
                                                  ----------   ---------  ---------  --------  --------
(Loss) income before extraordinary item..........   (633,558)   (216,506)  (236,127)   53,986    73,607
Extraordinary loss on debt extinguishment, net of
  tax............................................     (2,100)         --         --        --        --
                                                  ----------   ---------  ---------  --------  --------
Net (loss) income................................ $ (635,658)  $(216,506) $(236,127) $ 53,986  $ 73,607
                                                  ==========   =========  =========  ========  ========
Other Financial Data:
Net cash provided by (used in):
   Operating activities.......................... $  186,483   $ 317,898  $ 312,492  $ 59,800  $ 65,206
   Investing activities..........................      4,001     (21,691)   (36,724)  (77,486)  (62,453)
   Financing activities..........................   (328,958)    (20,531)   (24,552)   46,536    50,557
EBITDA(3)........................................    377,984     250,408    205,671    75,718   120,455

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

--------
(1) Effective July 18, 2001 and July 12, 2000, the Company's consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold.
(2) On November 28, 2000, the Board of Directors of the Company approved the change of the Company's fiscal year end from March 31 to December 31.
(3) EBITDA means operating income before noncash stock compensation expense, depreciation and amortization, impairment of goodwill and nonrecurring expenses, which consist of merger related costs incurred as a result of the mergers with NuvoMedia, Inc. and SoftBook Press, Inc. in fiscal year 2000. Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
(4) Reported results for the transition period from April 1, 2000 to December 31, 2000 have been combined with operating results for the three months ended March 31, 2000 to enhance comparability.
(5) Operating results for the three months ended March 31, 2000 have been deducted from reported results for the year ended March 31, 2000 to present amounts for the nine months ended December 31, 1999.

Results of Operations

Consolidated

Year ended December 31, 2001 compared to the year ended December 31, 2000

   Revenues for the year ended December 31, 2001 were $1.3 billion, an increase of $522.5 million compared to the same period in 2000. The increase in revenues was primarily due to $479.5 million of additional revenues attributable to TV Guide, which was acquired by the Company on July 12, 2000 and an increase of $20.7 million in advertising on the Company's proprietary platforms (excluding the TV Guide platforms).

   The Company's advertising revenues for the year ended December 31, 2001 aggregated $277.7 million. The general weakness in the advertising market during 2001 impacted most media companies in the United States,

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

including the Company. As the Company's IPG platform is a new medium experiencing rapid growth rather than operating at a relatively static level of subscribers, the impacts of the weak advertising market were not as pronounced on the IPG platform as the impacts on the Company's conventional media properties. Management believes that with the tragedy of September 11, 2001, and the resulting weakness in the U.S. economy, unless there is a strong recovery in 2002 in the advertising industry, the Company may experience considerable pressure on its advertising revenues both from its conventional media and its growing IPG platform. For additional discussion of advertising revenues, see the Company's discussion of pro forma sector operating results below.

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

   Depreciation and amortization during the year was $942.1 million, an increase of $497.2 million compared to the same period in 2000. The increase in depreciation and amortization was attributable to a full year of amortization of intangible assets and other depreciation resulting from the acquisition of TV Guide. Effective January 1, 2002, the Company is required to adopt the provisions of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. As of December 31, 2001, the Company has unamortized goodwill in the amount of $5.6 billion and unamortized identifiable intangible assets in the amount of approximately $888 million, which will no longer be subject to amortization under the provisions of Statement 142. Amortization expense related to such assets was $486.4 million and $231.4 million for the years ended December 31, 2001 and 2000, respectively. The Company is currently in the process of evaluating the impacts of adopting Statement 142 on its financial statements. Based on the Company's analysis completed to date, the Company expects to report transitional impairment losses of up to $5 billion upon adoption of Statement 142 in the first quarter of 2002. Pursuant to the provisions of Statement 142, these transitional impairment losses will be reported as a cumulative effect of a change in accounting principle.

   The Company had impairment of goodwill relating to its acquisition of Les Editions 00h00, an electronic publisher in Europe, of $10.8 million during the year. No similar impairment charges were recorded in prior years.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


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

   Other income (expense), net was $(119.1) million for the year ended December 31, 2001 compared to $18.9 million for the same period in 2000. The decrease in other income (expense), net was due primarily to a $109.1 million write-down ($98.3 million during the fourth quarter) in 2001 of certain of the Company's technology investments and marketable securities, many of which were acquired as part of the TV Guide merger and were recorded at values that existed for technology investments at that time, coupled with lower rates of return on cash investments during 2001 compared to 2000. During the fourth quarter, management concluded that the general weakness in the economy had impacted the fair value of these investments in a manner which was other than temporary, by delaying the deployment of underlying technologies, making it difficult for development stage companies to access capital, and by causing sustained periods of depressed stock prices from previous prices.

   The provision for income tax benefit as a percentage of loss before income taxes and extraordinary item was 17% for the year ended December 31, 2001 compared to 8% for the same period in 2000. The increase in the effective tax rate is primarily due to the 2001 operating results including amortization of non-deductible goodwill recorded as a part of the TV Guide acquisition for the full year while 2000 operating results only contained such amortization for the period subsequent to July 12, 2000. In addition, the overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from year to year.

Nine months ended December 31, 2000 compared to nine months ended December 31, 1999

   Revenues for the nine months ended December 31, 2000 were $694.6 million, an increase of $537.2 million compared to the same period in 1999. The increase in revenues was primarily due to $527.0 million of additional revenues attributable to the TV Guide acquisition on July 12, 2000. The remainder of the increase in revenues was attributable to an increase in worldwide licensing income derived from the Company's proprietary technologies and intellectual property associated principally with IPGs and an increase in advertising on the Company's proprietary platforms. The Company commenced selling advertising on the IPG platform in 1999.

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


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

   The provision for income tax benefit as a percentage of loss before income taxes was 11% for the nine-month period ended 2000 compared to the provision for income tax expense as a percentage of income before income taxes of 34% for the same period in 1999. The 11% effective tax rate in 2000 is primarily due to the 2000 operating results including amortization of non-deductible goodwill recorded as a part of the TV Guide acquisition. In addition, the overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future provision for income taxes as a percentage of income before income taxes may vary from year to year.

Pro Forma Sector Results of Operations

   To enhance comparability, the following table sets forth certain financial information for the Company's business sectors on an unaudited pro forma basis for the twelve months ended December 31, 2001 compared to the twelve months ended December 31, 2000. This pro forma financial information reflects the merger with TV Guide, the acquisition of SkyMall and sale of WGN as though they had occurred on January 1, 2000. Due to purchase accounting, the results of operations for the year ended December 31, 2001 and for the nine-month period ended December 31, 2000, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA (operating income before stock compensation expense, depreciation and amortization, impairment of goodwill and nonrecurring expenses). The Company believes pro forma results represent an appropriate supplemental analysis of revenues, expenses and EBITDA trends, as the pro forma presentation includes the results of operations of the Company's significant businesses for all periods presented.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   The Company categorizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company's technology includes the IPGs marketed under the GUIDE Plus+ and TV Guide Interactive brands, the VCR Plus+ system and the eBook); the Interactive Platform Sector, which derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG, Skymall catalog sales, SNG and other non-interactive platforms and media properties. The Company's business sectors represent strategic business units that offer different products and services and compete in different industries.

                                                    Restated
                                               Unaudited Pro Forma
                                             Year Ended December 31,
                                             ----------------------
                                                2001        2000
                                             ----------  ----------
                                                 (in thousands)
           Technology and Licensing Sector
              Revenues...................... $  267,727  $  231,802
              Operating expenses(1).........     97,781      90,563
                                             ----------  ----------
              EBITDA(2)..................... $  169,946  $  141,239
                                             ==========  ==========
           Interactive Platform Sector
              Revenues...................... $   78,704  $   23,119
              Operating expenses(1).........    120,368      72,128
                                             ----------  ----------
              EBITDA(2)..................... $  (41,664) $  (49,009)
                                             ==========  ==========
           Media and Services Sector
              Revenues...................... $  968,511  $1,136,986
              Operating expenses(1).........    726,693     887,188
                                             ----------  ----------
              EBITDA(2)..................... $  241,818  $  249,798
                                             ==========  ==========
           Consolidated (after eliminations)
              Revenues(3)................... $1,304,977  $1,390,916
              Operating expenses(1)(3)......    934,877   1,048,888
                                             ----------  ----------
              EBITDA(2)..................... $  370,100  $  342,028
                                             ==========  ==========

--------
(1) Expenses means operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and nonrecurring expenses.
(2) EBITDA means operating income before noncash stock compensation expense, depreciation and amortization, impairment of goodwill and nonrecurring expenses, which consist of merger related costs incurred as a result of the mergers with NuvoMedia, Inc. and SoftBook Press, Inc. in fiscal year 2000. Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly,

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

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

   The following discussion of each of the Company's segments is based on the unaudited pro forma financial information provided above.

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

   For the twelve months ended December 31, 2001, pro forma revenues for the Technology and Licensing Sector were $267.7 million compared to $231.8 million in the prior year. The increase in revenues for this sector of $35.9 million, or 15%, was attributable to growth in worldwide licensing income derived from the Company's proprietary technologies and intellectual property associated primarily with IPGs. During 2001, the Company entered into agreements with new licensees for its technologies and increased the distribution base for its proprietary IPG platforms marketed under the GUIDE Plus+ and TV Guide Interactive brands.

   The Company's accounting policy related to recognition of licensing revenues provides that revenues from per unit license fees are recognized based on units shipped incorporating the Company's patented or proprietary technologies in the period when the manufacturers' units shipped information is available to the Company. Revenues from per subscriber fees from service providers are earned in the month services are provided by a licensee using the Company's patented or proprietary technologies. Revenues from annual and other license fees generally are recognized based on the specific terms of the license agreements. From time to time, the license agreement between the Company

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

and a licensee may expire, or for one reason or another, the licensee fails to remit license fees on a timely basis, yet the same units continue to be shipped and the same services continue to be deployed containing the Company's patented or proprietary technologies. The Company looks to the four conditions under SAB 101, to determine whether or not revenue should be recognized: whether there is persuasive evidence that an arrangement exists, whether delivery has occurred or service has been rendered, whether the price is fixed or determinable and whether collection is reasonably assured. Additionally, the Company may consider opinions of outside counsel when appropriate. These decisions involve significant judgment by the Company.

   In the cable and satellite sectors, the Company has adopted a policy that the on-going per subscriber license fees charged to MSOs would include the cost of licenses otherwise required of manufacturers for incorporating the Company's technologies into set-top boxes shipped to the licensed MSO. For this reason, as more and more direct agreements are concluded with MSOs for the Company's IPG technologies and services, the on-going per subscriber revenues will increase, while the per unit license fees from set-top box suppliers are expected to decrease.

   In 1998, the Company entered into a license agreement with America Online ("AOL"), predecessor of AOL Time Warner. Following the acquisition of Time Warner by AOL in January 2001, the Company informed AOL Time Warner that the Company believed the AOL agreement applied to Time Warner cable subscribers based on language in the agreement which required AOL to use its best efforts to extend the agreement to AOL affiliates. AOL Time Warner responded that the agreement did not apply to Time Warner cable subscribers for several specified reasons. After meeting with AOL Time Warner in the second quarter of 2001 and based on the status of negotiations to extend the agreement to Time Warner cable subscribers, the Company concluded that the AOL agreement applied to Time Warner Cable subscribers and recorded revenues based on the agreement starting with the third quarter of 2001. The total receivable from AOL Time Warner under this license agreement at December 31, 2001 is $11.3 million. The Company continues to believe that the outstanding receivable from AOL Time Warner is collectible.

   In October 2000, the Company received $188.0 million in cash from a set-top box manufacturer to settle outstanding arbitration and litigation proceedings. Of the $188.0 million cash received approximately $120.0 million was in prepayment of a 10-year technology licensing agreement. This prepayment is being amortized into income based on the number of set-top boxes that such manufacturer ships, with a differentiation made for shipments to MSO's having licensing agreements with the Company and uncontracted MSO's. Revenues in the Technology and Licensing Sector for the years ended December 31, 2001 and 2000 include $51.2 million and $34.8 million, respectively, recognized in connection with this agreement. At December 31, 2001, $66.5 million remained to be recognized over the remaining term of the agreement.

   Per unit license fees from cable and satellite set-top box suppliers were $95.9 million and $101.5 million in 2001 and 2000, respectively. Due to the fact that the Company entered into a large number of license agreements with cable MSOs in 2001, per unit license fees from set-top box suppliers are expected to decrease significantly in 2002, offset in part by increases in the on-going per subscriber license fees earned from cable MSOs.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   Pro forma expenses in this sector for the twelve months ended December 31, 2001 were $97.8 million compared to $90.6 million in 2000. The increase in expenses is attributable to increased research and development costs associated primarily with incorporating advertising features in the IPGs.

Interactive Platform Sector--Pro Forma

   The Interactive Platform Sector derives recurring revenues from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms, and through revenue sharing under license agreements. Sector activities include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms, media research, and trafficking, tracking and billing of advertising. The Company's rapidly growing IPG platform currently is comprised of television sets incorporating the Gemstar GUIDE Plus+ IPG and digital cable set-top boxes incorporating the TV Guide Interactive and StarSight(R) IPGs.

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

                                          Year ended   Year ended
                                         December 31, December 31,
                                             2001         2000
                                         ------------ ------------
              Strategic Advertisers.....   $38,451      $ 4,926
              Multi-Platform Advertisers     2,769           --
              Stand-Alone Advertisers...    12,313        6,445
                                           -------      -------
              Total.....................   $53,533      $11,371
                                           =======      =======

   Strategic advertising revenues are primarily derived from long-term commitments from three significant customers. In April 2001, the Company secured a long term commitment in conjunction with the sale of the WGN Superstation distribution business. The commitment is for $100 million over six years for advertising on the Company's platforms. IPG advertising revenues recognized from this contract in the year ended December 31, 2001 were $12.0 million.

   The second significant strategic advertising commitment is from Thomson multimedia, Inc. ("Thomson"), a consumer electronics manufacturer with which the Company has multiple licensing and advertising transactions. Among the transactions between the two companies, Thomson licenses the Company's VCR Plus+, GUIDE Plus+ and eBook technologies, advertises on the Company's platforms, primarily the interactive program guide platforms, and participates with the Company in marketing and promoting Thomson products carrying the Company's technology. In addition, the two companies are joint venture partners in the sale of advertising and electronic program guides on televisions. IPG advertising revenues recognized from this commitment for the years ended December 31, 2001 and 2000 were $10.1 million and $2.0 million, respectively.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   The third strategic advertising commitment is from a set-top box manufacturer as part of a long-term licensing and settlement agreement. This manufacturer prepaid $17.5 million in IPG advertising which was recognized as revenue over an 18 month period, ending in March 2002, as the advertising was aired. IPG advertising revenues recognized from this commitment for the year ended December 31, 2001 were $14.4 million. There were no revenues recognized from this commitment in the year ended December 31, 2000.

   In an effort to attract customers to simultaneously advertise on two or more of its various delivery platforms, in late 2001, the Company established the MPA Program to provide incentives in the form of discounts for multi-platform advertisers. Often such discounts are significant, and frequently equal and occasionally exceed the pre-discounted value of the advertising on the IPG platforms. See Critical Accounting Policies and Estimates--Multi-Platform Advertising Sales. Revenues are allocated among the sectors based on the relative fair value of the advertising inventory, as measured by the advertiser-specific rates or market rates of similar advertisers for each medium. The IPG platform is frequently involved in sales under the MPA Program. The Interactive Platform Sector includes $2.8 million in revenue from the MPA program for the year ended December 31, 2001.

   For the twelve months ended December 31, 2001, pro forma revenues for the Interactive Platform Sector were $78.7 million compared to $23.1 million for the prior year, an increase of 240%. Currently, revenues in this sector are comprised primarily of advertising revenues earned on the Company's proprietary platforms, including the IPGs and the online web site, www.tvguide.com. The Company first commenced selling advertising on the IPG platform in 1999. The increase in revenues of this sector of $55.6 million is primarily attributable to the launch of advertising enabled IPGs under the TV Guide Interactive brand during 2000 coupled with the increased penetration of such guides into the market place.

   The Company has relationships with licensees, vendors and strategic partners, many of which also purchase advertising on the Company's properties, including those in the Interactive Platform Sector. For instance, Superstar/Netlink Group acquires programming for its subscribers from the majority of programmers in the United States, many of which purchase advertising on the Company's properties. The Company believes that these transactions are not related and have been entered into in a manner such that the goods or services acquired are acquired at fair value and the advertising is sold at fair value. During 2001, a significant amount of the cash advertising revenues in the interactive platform sector was derived from accounts in which varying degrees of such relationships existed. The Company intends to continue to maximize its relationships with licensees, vendors and strategic partners to obtain advertising on its IPG platform. The Company has generally sold most of its advertising time for cash and intends to continue this practice into the future.

   Pro forma expenses for this sector were $120.4 million for the year ended December 31, 2001 compared to $72.1 million for 2000, an increase of 67%. The increase in expenses of $48.2 million is primarily attributable to costs incurred to operate the expanding IPG base, including the new advertising enabled versions of the IPGs, coupled with advertising and promotion expenses incurred to promote the penetration of digital cable television into the market and the Company's IPGs. The Company has entered into certain long-term agreements with MSOs to advertise and promote the penetration of Company products, including TV Guide Interactive. The Company benefits with accelerated consumer penetration of digital cable featuring TV Guide Interactive.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


Media and Services Sector--Pro Forma

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

   For the twelve months ended December 31, 2001, pro forma revenues for the Media and Services Sector were $968.5 million compared to $1.1 billion for the prior year. Revenues in this sector decreased by $168.5 million, primarily due to decreased revenues earned by TV Guide Magazine and SNG. TV Guide Magazine continues to face declines in circulation due to slower new subscriber growth, lower renewal rates and reduced newsstand sales, which have been significant subsequent to the events of September 11, 2001. At December 31, 2001, TV Guide Magazine had a circulation of 9.0 million compared to 9.9 million at December 31, 2000. The C-band direct-to-home satellite market, in which SNG operates, continues to decline due to the growth of the newer generation direct broadcast satellite systems and continued cable system expansions. During the year ended December 31, 2001, the number of C-band subscribers in the industry decreased by 31% to approximately 823,000 subscribers. At December 31, 2001, SNG provided service to 549,000 of these subscribers, a decrease of 14% from the subscribers served by SNG at December 31, 2000. We expect the declines in the circulation of TV Guide Magazine and the subscriber base of the C-band industry, and the resulting impacts on revenues in this sector, to continue. The impacts of the circulation and subscriber declines on revenue were partially offset by an increase in the newsstand price of TV Guide Magazine, an increase in the price of programming packages offered by SNG and revenues earned from the subscriber conversion agreement with EchoStar Satellite Corporation ("EchoStar").

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   For the twelve months ended December 31, 2001, pro forma EBITDA for this sector decreased by 3% despite a 15% decline in revenues compared to the prior year.

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

Liquidity and Capital Resources

   For the twelve months ended December 31, 2001, net cash flows from operating activities were $186.5 million. This cash flow, plus existing cash resources, proceeds from asset sales of $107.0 million and proceeds from the exercise of stock options of $20.3 million, was used to fund $249.8 million for repayment of long-term debt, $71.1 million to repurchase substantially all of the remaining outstanding TV Guide 8 1/8% senior subordinated notes, $38.0 million for investments and acquisitions, $18.9 million for capital expenditures and $56.1 million for additions to intangible assets.

   At December 31, 2001, the Company's cash, cash equivalents and marketable securities classified as current assets aggregated $391.5 million.

   Net cash flows from operating activities decreased $126.0 million for the year ended December 31, 2001 compared to $312.5 million generated during the nine months ended December 31, 2000 due primarily to the fact that the 2000 period included cash flows resulting from the October 2000 settlement agreement with General Instrument/Motorola.

   The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.9% at December 31, 2001) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide's subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide's ability to pay dividends to the Company tied to TV Guide's leverage ratio. This restriction does not apply to the Company's ability to pay dividends. As of December 31, 2001, TV Guide had available borrowing capacity under the six-year revolving credit facility of $146.6 million. Principal payments of $60 million in 2002, $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings under both credit facilities at December 31, 2001 and 2000 were $326.4 million and $568.7 million, respectively.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   The Company is party to a loan guaranty to assist a printing services supplier in obtaining a line of credit and term loans with a bank. The maximum expense to the Company created by this guaranty is $10.0 million.

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

   The Company collects in advance a majority of its TV Guide Magazine subscription fees, Superstar/Netlink Group subscription fees and certain of its UVTV superstation and TV Guide Channel revenues. In addition, the Company receives nonrefundable prepaid license fees from certain licensees. As of December 31, 2001, deferred revenue totaled $370.9 million. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

   The Company does not have any material commitments for capital expenditures. The Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital, capital expenditure and debt requirements in the foreseeable future.

   At December 31, 2001, approximately $112.9 million, or 40%, of the Company's receivables are due from five entities. The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of the amount of recoverability.

   In connection with the acquisition of TV Guide in 2000, The News Corporation Limited ("News Corp.") became a stockholder of the Company. As of December 31, 2001, News Corp. directly and indirectly owns approximately 42% of the Company's outstanding common stock and has the right to designate six directors on the Company's board. The Company earned advertising revenues of $19.3 million and $10.4 million for the year ended December 31, 2001 and the period from the date of the TV Guide acquisition through December 31, 2000, respectively, from entities controlled by News Corp. During those same periods, the Company acquired programming from News Corp. controlled entities of $11.3 million and $7.8 million, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corp. As of December 31, 2001 and 2000, the Company had receivables due from News Corp. controlled entities totaling $4.6 million and $9.5 million, respectively, and payables due to News Corp. controlled entities totaling $302,000 and $965,000, respectively. In addition, the Company purchases paper through a paper procurement arrangement with News Corp. at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

   Liberty Media Corporation ("Liberty Media"), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corp. For the period January 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, and the period from the date of the TV Guide acquisition through December 31, 2000, the Company purchased programming from Liberty Media controlled affiliates of $4.5 million and $7.4 million, respectively. During those same periods, the Company also sold video, program promotion and guide services and subscriber management services to AT&T Broadband and Internet Services ("BIS") and its consolidated affiliates of $6.7 million and $8.4 million, respectively. In addition, during those same periods, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $2.4 million and $3.9 million, respectively. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


Recent Accounting Pronouncements

   In November 2001, the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 01-09 clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor's customers. As a result of the EITF consensus, certain of the Company's cooperative advertising and product placement costs previously classified as operating expenses are to be reflected as a reduction of revenues earned from that activity. EITF No. 01-09 is effective commencing January 1, 2002 and requires, where applicable, reclassification of amounts reported in prior periods to comply with the income statement classifications for the current period. Such reclassifications are not expected to exceed $60 million, $20 million and $10 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

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

   As of December 31, 2001, the Company has unamortized goodwill in the amount of $5.6 billion and unamortized identifiable intangible assets with indefinite lives, primarily trademarks and publishing rights, in the

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

amount of approximately $888 million which will no longer be subject to amortization under the provisions of Statement 142. Amortization expense related to such assets was $486.4 million and $231.3 million for the year ended December 31, 2001 and the nine months ended December 31, 2000, respectively. The Company is currently in the process of evaluating the potential impairment impacts of adopting Statement 142 on its financial statements. Based on the Company's analysis completed to date, the Company expects to report transitional impairment losses of up to $5 billion upon adoption of Statement 142 in the first quarter of 2002. Pursuant to the provisions of Statement 142, any transitional impairment losses will be reported as a cumulative effect of a change in accounting principle.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   See the Index to Unaudited Consolidated Financial Statements on page F-1.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                                   PART III

ITEM 11.   EXECUTIVE COMPENSATION.

Summary Compensation Table

   The following table sets forth certain summary information concerning the compensation paid by the Company for the fiscal years ended December 31, 2001, March 31, 2000 and March 31, 1999 to the Company's chief executive officer and certain other officers of the Company during the fiscal year ended December 31, 2001 (collectively, the "Named Executive Officers"):

                                                                                               Long Term
                                                           Annual Compensation               Compensation
                                                 ------------------------------------    ---------------------
                                                                                         Restricted Securities
                                                                            Other Annual   Stock    Underlying  All Other
Name and Principal Positions     Twelve Months      Salary        Bonus     Compensation  Award(s)   Options   Compensation
  as of December 31, 2001            Ended           ($)           ($)          ($)         ($)        (#)         ($)
  -----------------------      ----------------- ---------    ----------    ------------ ---------- ---------- ------------
Henry C. Yuen................. December 31, 2001 4,581,198    $4,080,418      254,494(1)     --     2,693,930     485,263(2)
  Chief Executive Officer      December 31, 2000 2,255,443(3)  3,473,724(4)   233,710(1)     --     3,330,180     487,544(2)
  and Chairman of the Board    March 31, 2000    1,921,590     2,911,714           --        --     3,438,984     490,159(2)
Elsie M. Leung................ December 31, 2001 1,307,832       546,383      144,872(1)     --            --      71,376(5)
 Chief Financial Officer, Co-  December 31, 2000   961,634(3)    466,030(4)    73,469(1)     --     2,400,000       1,400(5)
  President and Co-Chief       March 31, 2000      819,292       327,717           --        --            --       1,400(5)
 Operating Officer
Joachim Kiener (6)............ December 31, 2001   889,013            --           --        --            --   2,937,002(7)
  Former Co-President and      December 31, 2000   412,597(8)    139,315(9)        --        --            --      19,342(10)
  Co-Chief Operating Officer   March 31, 2000           --            --           --        --            --          --
Peter C. Boylan III (11)...... December 31, 2001   882,872       300,000           --        --            --     101,797(10)
  Co-President and             December 31, 2000   405,685(8)    142,759(9)   286,833(1)     --            --      15,303(10)
  Co-Chief Operating Officer   March 31, 2000           --            --           --        --            --          --

--------
(1) Amount represents other benefits paid pursuant to the officer's employment agreement.
(2) Amount represents premiums paid for split dollar life insurance policies.
(3) In November 2000, the Company changed its fiscal year from March 31 to December 31, and as a result, salary figures reported here for the calendar year ended December 31, 2000 include overlap from January 1, 2000 to March 31, 2000 with salary figures for the fiscal year ended March 31, 2000. The amount of overlap is as follows: Dr. Yuen: $494,387; and Ms. Leung:
    $210,788.
(4) In November 2000, the Company changed its fiscal year from March 31 to December 31, and as a result, bonus figures reported here for the calendar year ended December 31, 2000 include overlap from January 1, 2000 to March 31, 2000 with bonus figures for the fiscal year ended March 31, 2000. The cash portion of Dr. Yuen's bonus earned for the nine months ended December 31, 2000 was $2,718,111, and the amount of overlap is equal to $755,613. Ms. Leung's bonus earned for the nine months ended December 31, 2000 was $381,715 and the amount of overlap is equal to $84,315. Dr. Yuen is permitted to elect to receive a portion of his bonus in the form of stock options in accordance with his employment agreement.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

(5) Amount represents matching contributions by the Company under the Gemstar Employees 401(k) and Profit Sharing Plan and SERP deferral matching contributions.
(6) Mr. Kiener became Co-President and Co-Chief Operating Officer on July 12, 2000 and resigned as an executive officer on November 28, 2001.
(7) Under the terms of a separation and consulting agreement, Mr. Kiener agreed to provide consulting services to the Company for a three-year period. Under the agreement, Mr. Kiener was paid $2.58 million and the Company agreed to pay $248,494 for tax and related legal expenses incurred by Mr. Kiener. Amount also includes $108,508 of matching contributions under the Company's 401(k) and SERP deferral plans, and other amounts paid under the terms of an employment agreement.
(8) Amount represents salary paid from July 12, 2000 through December 31, 2000. Mr. Boylan and Mr. Kiener became executive officers of the Company on July 12, 2000 upon consummation of the Merger with TV Guide. Mr. Boylan resigned as an executive officer effective April 1, 2002, and Mr. Kiener resigned as an executive officer effective November 28, 2001.
(9) Amount represents bonus attributable to the year ended December 31, 2000, pro-rated for the period from July 12, 2000 through December 31, 2000. Mr. Boylan and Mr. Kiener became executive officers of the Company on July 12, 2000 upon consummation of the Merger with TV Guide. Mr. Boylan resigned as an executive officer on April 1, 2002, and Mr. Kiener resigned as an executive officer effective November 28, 2001.
(10) Amount represents employer matching on SERP deferrals and group term life insurance premiums.
(11) Mr. Boylan became Co-President and Co-Chief Operating Officer on July 12, 2000 and resigned as an executive officer on April 1, 2002.

Summary of Option Grants

   The following table provides certain summary information concerning grants of options to the Named Executive Officers of the Company during the fiscal year ended December 31, 2001.

Option Grants in the Last Fiscal Year

                                                                 Potential Realizable Value at
                    Number of   % of Total                       Assumed Annual Rates of
                    Securities   Options                         Stock Price Appreciation
                    Underlying  Granted to  Exercise                 for Option Term
-                    Options   Employees in Price per Expiration -----------------------------
Name                 Granted   Fiscal Year    Share      Date        5%             10%
----                ---------- ------------ --------- ----------  -----------    ------------
Henry C. Yuen(1)... 2,497,635      78.4%     $37.41    6/19/11   $58,761,729    $148,913,758
                      196,295       6.2%     $46.02    7/12/11   $ 5,681,117    $ 14,397,066
Elsie M. Leung.....        --        --          --         --            --              --
Joachim Kiener.....        --        --          --         --            --              --
Peter C. Boylan III        --        --          --         --            --              --

--------
(1) Represents 2,497,635 options granted to Dr. Yuen under the terms of his employment agreement and 196,295 options which Dr. Yuen elected to receive in lieu of a fiscal 2000 cash bonus payable to him under

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

   his employment agreement. See "Employment Contracts--Amended and Restated Employment Agreement with Dr. Yuen" below. Annual number of options granted to Dr. Yuen under his employment agreement has been prorated in connection with a change in the compensation period under the agreement.

Summary of Options Exercised

   The following sets forth certain summary information concerning the exercise of stock options by the Named Executive Officers during the year ended December 31, 2001 together with the fiscal year-end value of unexercised options. The following does not reflect the cancellation of certain options in 2002 pursuant to the Restructuring. See "Management Restructuring" below.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option
                                    Values

                                              Number of Securities        Value of Unexercised
                                             Underlying Unexercised       In-The-Money Options
                      Shares                Options at Fiscal Year End   at Fiscal Year End(1)
                     Acquired     Value     -------------------------  --------------------------
                    on Exercise  Realized   Exercisable  Unexercisable Exercisable  Unexercisable
                    ----------- ----------- -----------  ------------- ------------ -------------
Henry C. Yuen......  1,000,000  $14,625,000 23,641,196    19,293,117   $538,869,994 $131,725,270
Elsie M. Leung.....    300,000    4,613,750  5,730,000     4,000,000    126,150,250   32,320,000
Joachim Kiener.....    140,000    1,537,200  1,004,380            --         38,018           --
Peter C. Boylan III         --           --  1,793,900       912,209     29,525,105      684,644

--------
(1) Value of the securities underlying the "in the money" options at year end minus the exercise price of the options based on the closing price of $27.70 for the Company's Common Stock on December 31, 2001.

Compensation Committee Interlocks and Insider Participation

   From July 20, 2001 through January 2002, the members of the Compensation Committee were Chase Carey, George F. Carrier, James E. Meyer, Lachlan K. Murdoch and Henry C. Yuen. Dr. Yuen is an officer of the Company. Mr. Carey, Mr. Carrier, Mr. L. Murdoch and Mr. Meyer are not and have never been employees or officers of the Company. In January 2002, Mr. Carey resigned as a director and member of the compensation committee. In February 2002, Mr. Carrier passed away, and was replaced with Mr. Lerner. Mr. Lerner is not and has never been an employee or officer of the Company. In April 2002, Mr. Carey's vacancy on the compensation committee was filled by Mr. Chernin. Mr. Chernin is not and never has been an employee or officer of the Company.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


Employment Contracts

  Amended and Restated Employment Agreement with Dr. Yuen

   On January 7, 1998, the Company's Compensation Committee and Board approved an Amended and Restated Employment Agreement, and on October 4, 1999, the Board approved Amendment No. 1 to the Amended and Restated Employment Agreement which became effective upon the consummation of the Merger. In June 2001, the Company and Dr. Yuen signed an Amendment No. 2 to Dr. Yuen's employment agreement, which was dated as of May 4, 2001.

   Dr. Yuen's employment agreement provides for his service to the Company as its Chief Executive Officer, President and Chairman of the Board and to Gemstar Development Corporation ("GDC") as its Chief Executive Officer and President through July 12, 2004, subject to a three-year renewal term and to earlier termination under certain circumstances. In connection with the Merger between the Company and TV Guide on July 12, 2000, Dr. Yuen relinquished his title as President of the Company.

   The agreement includes provisions pursuant to which Dr. Yuen's annual base salary ("Base Salary") is adjusted and his merit bonus, annual incentive bonus and annual stock option grants are calculated. Dr. Yuen's Base Salary was initially set at $1 million in 1998. The agreement provides for annual adjustments to Dr. Yuen's Base Salary determined based on a comparison of year over year financial results.

   The Amended and Restated Employment Agreement, as amended by Amendment No. 1 and Amendment No. 2 is hereinafter referred to as the "Yuen Agreement". The Yuen Agreement allows Dr. Yuen to elect to receive a portion of the merit and annual incentive bonuses in the form of options to acquire shares of common stock of the Company in lieu of receiving the Merit Bonus and the Annual Incentive Bonus in cash. For the year ended December 31, 2000, Dr. Yuen elected to receive a portion of his bonus in the form of options to purchase the Company's common stock.

   The Yuen Agreement provided for a grant to Dr. Yuen in January 1998 of options to purchase 16,650,900 shares of common stock of the Company and annual grants of options to purchase 3,330,180 shares (2,497,635 shares in 2001, in connection with a change in the Company's fiscal year) of common stock (as adjusted for all stock splits). The Company's stockholders approved these stock option grants to Dr. Yuen at the 1998 Special Meeting. Dr. Yuen is also entitled to $1,000 a month automobile allowance and other benefits, including health insurance and participation in bonus and incentive and stock option compensation plans.

   The Yuen Agreement entitles Dr. Yuen to terminate the Yuen Agreement within 90 days following a change of control (as defined below), in which event (1) he would be entitled to receive (a) a lump-sum payment equal to five times his then-current Base Salary, (b) for a period of 60 months following such termination, all other elements of his compensation provided under the Yuen Agreement, (2) all unvested options granted to him pursuant to the Yuen Agreement would immediately vest in full and would be exercisable for their full term and all previously granted vested options to acquire shares of common stock will remain fully exercisable for their

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

full term. A "change of control" is defined as of the end of the fiscal year 2000 as the occurrence of any of the following: (i) the acquisition (other than from the Company directly or from any Company stockholder who was, as of the effective date of the Yuen Agreement, a 25% stockholder of the Company) by any person or entity of beneficial ownership of 25% or more of the Company's outstanding shares; (ii) the acquisition (other than from GDC directly or from any GDC stockholder who was, as of the effective date of the Yuen Agreement, a 25% stockholder of GDC) by any person or entity of beneficial ownership of 25% or more of GDC's outstanding shares; (iii) during any period of two consecutive years, individuals who, at the beginning of such period, constituted the board of directors of the Company or GDC (together with any new directors whose election or appointment to such board of directors or whose nomination for election by the stockholders of the Company or GDC was approved by Dr. Yuen or by a vote of a majority of the directors then still in office who are either directors at the beginning of such period or whose election, appointment or nomination for election was previously so approved) cease for any reason to constitute a majority of the board of directors of the Company or GDC then in office; (iv) approval by the board of directors or a majority of the stockholders of either the Company or GDC of a merger, reorganization, combination or consolidation whereby the stockholders of either the Company or GDC immediately prior to such approval will not, immediately after consummation of such reorganization, merger, combination or consolidation, own more than 50% of the voting stock of the surviving entity; or (v) a liquidation or dissolution of either the Company or GDC or the sale of all or substantially all of the assets of either the Company or GDC, unless the successor to the assets in any such liquidation, dissolution or sale, is the Company or any of its subsidiaries. This definition was modified upon the consummation of the Merger on July 12, 2000 to exclude from the definition of a change in control the acquisition from Dr. Yuen of more than 25% of the Company's outstanding shares pursuant to a right of first refusal granted by Dr. Yuen to Liberty Media Corporation and The News Corporation Limited pursuant to a stockholders agreement entered into in connection with the Merger.

   Under the Yuen Agreement, if Dr. Yuen's employment is terminated without cause (including a failure to extend the term of the agreement) or if Dr.
Yuen's employment is constructively terminated, then (1) Dr. Yuen would be entitled to receive (a) a lump-sum payment equal to five times his then-current Base Salary, and (b) for a period of 60 months following such termination certain other additional benefits provided under his employment agreement and
(2) all unvested options granted to him pursuant to the Yuen Agreement would immediately vest in full and would be exercisable for their full term and all previously granted vested options would remain fully exercisable for their term.

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


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

   Under the New Leung Agreement, Ms. Leung will serve as Chief Financial Officer of the Company and Chief Operating Officer and Chief Financial Officer of GDC. Ms. Leung will also serve as a director of the Company, GDC and StarSight. Ms. Leung's annual base salary was initially $700,000 and is subject to annual adjustments based upon the Company's financial performance. In 1999, 2000 and 2001, Ms. Leung's base salary was adjusted to $843,150, $1,046,265 and $1,360,145, respectively. Effective March 1, 2002, Ms. Leung's base salary was adjusted to approximately $1,768,189.

   The New Leung Agreement also provides that Ms. Leung may receive an annual incentive bonus based upon the Company's financial performance. Under the New Leung Agreement, Ms. Leung was granted options on March 31, 1998 to purchase 4,800,000 shares of common stock and options on April 13, 2000 to purchase 2,400,000 shares of common stock (as adjusted for all stock splits), scheduled to vest on each anniversary over the term of the New Leung Agreement. Ms. Leung is also entitled to a $750 per month automobile allowance and other benefits, including health insurance and participation in bonus and incentive and stock option compensation plans.

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

   Under the New Leung Agreement, if Ms. Leung's employment is terminated without cause (including a failure to extend the term of the agreement) or if Ms. Leung's employment is constructively terminated, then (1) Ms. Leung would be entitled to receive (a) a lump-sum payment equal to the greater of (i) three times her then-current Base Salary or (ii) her then-current Base Salary multiplied by the number of years, rounded up, remaining in the term, and (b) for a period of 60 months following such termination certain other additional benefits provided under her employment agreement and (2) all unvested options granted to her would immediately vest in full and would be exercisable for their full term and all previously granted vested options would remain fully exercisable for their term.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   All inventions, designs, improvements, patents, copyrights and discoveries conceived by Ms. Leung during the term of the New Leung Agreement, which are competitive with or related to existing products or services of GDC, shall be assigned to GDC.

  Agreement with Jonathan Orlick

   GDC entered into an Employment Agreement with Mr. Orlick, dated as of January 3, 2001, in his capacity at the time as Deputy General Counsel. The term of the agreement ends on the fifth anniversary of the agreement. Mr. Orlick's base salary pursuant to the agreement was initially $500,000. The base salary will be increased annually by any percentage increase in the Consumer Price Index. The employment agreement provides that Mr. Orlick will be eligible to receive a bonus of up to 20% of his annual base salary. There is no guaranteed minimum bonus.

   Termination without cause will entitle Mr. Orlick to a lump sum payment equal to the difference between 24 months of salary at his then current annual salary, and the cumulative salary received by Mr. Orlick commencing from the date of his notification of termination through the date of termination. In addition, in the event that fewer than 40% of the stock options granted to Mr. Orlick pursuant to the employment agreement have vested, an amount of shares will accelerate and vest so that the percentage of vested stock options granted pursuant to the agreement equals 40%. In the event of a consolidation or merger of GDC with or into another corporation, or the sale of all, or substantially all, of GDC's assets to another corporation, the surviving corporation is required to assume the obligations under Mr. Orlick's employment agreement. In such event, Mr. Orlick's employment obligations will continue in favor of the surviving corporation.

   The Company and Mr. Orlick entered into an Amended and Restated Employment Agreement, effective as of March 18, 2002, which amended and replaced his previous employment agreement with GDC, dated as of January 3, 2001, Mr. Orlick's title under the agreement is Executive Vice President and General Counsel. The term of the agreement is for five years. Mr. Orlick's base salary pursuant to the agreement is initially $600,000. The base salary will be increased annually at the discretion of the Chief Executive Officer, but in no event less than any percentage increase in the a specified consumer price index. The employment agreement provides that Mr. Orlick will be eligible to receive an annual bonus at the discretion of the Company, but that his annual bonus will in no event be less than 25% of his annual base salary. Pursuant to the agreement, the Company granted to Mr. Orlick options to purchase 200,000 shares of the Company's common stock at an exercise price of $8.10 per share. These options vest in equal amounts annually over a three year period.

   Termination without cause will entitle Mr. Orlick to the greater of (1) the sum of his then current annual base salary and annual bonus, multiplied by the remaining years left on his agreement; or (2) the sum of his then current annual base salary and annual bonus. Mr. Orlick will also have the right to exercise for their full term any vested stock options and any unvested options which would have vested if he continued his employment. In addition, if (1) Mr. Orlick has been reassigned by the Company to a position with responsibilities substantially less or greater than those described in his employment agreement,
(2) Mr. Orlick is assigned duties or

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

responsibilities inconsistent with his position, or has his responsibilities or duties materially diminished or materially reduced or increased at any time,
(3) Mr. Orlick's principal office is relocated to a geographic location outside of the Los Angeles, California area, or (4) Mr. Orlick is required to report to any person other than Dr. Yuen as Chief Executive Officer of the Company, than Mr. Orlick will be deemed "constructively terminated" and will be entitled to the same benefits he would have received had the Company terminated his employment without cause.

   In the event that: (1) any entity acquires 25% or more of the Company's outstanding stock; (2) News Corp. (and its affiliated entities) sells more than two-thirds of its existing equity interest in the Company; (3) News Corp. acquires greater than 43% of the then existing equity securities of the Company; or (4) News Corp. gains effective control of the Company's Board, then Mr. Orlick will be entitled to terminate the agreement within 180 days and receive the same severance package as if he were terminated without cause.

  Agreement with Peter C. Boylan III

   The Company and Mr. Boylan entered into a Separation and Consulting Agreement on March 4, 2002 pursuant to which Mr. Boylan resigned April 1, 2002 as an officer and director of the Company. As part of the agreement, Mr. Boylan agreed to the termination, subject to the survival of certain provisions, of his existing employment agreement and to provide, subject to the terms of the agreement, consulting services to the Company for a period of three years. Under the terms of the agreement, Mr. Boylan will continue to receive certain benefits, including continuation of medical, dental, and life insurance for sixty months and received a payment of approximately $4.96 million. In addition, the Company made a payment of approximately $1.4 million on behalf of Mr. Boylan to the SERP deferred compensation plan representing unpaid salary, bonus and accrued vacation. The Company also made a matching contribution of approximately $57,600 to Mr. Boylan's account under the SERP Deferred Compensation Plan and under the agreement all of Mr. Boylan's 2,706,109 stock options, including 885,917 previously unvested stock options, will be exercisable for their entire remaining term.

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


Compensation of Directors

   The Company pays each director who is not an employee of the Company $25,000 per year for services as a director of the Company and $1,000 per Board or committee meeting attended. All directors are reimbursed for their out-of-pocket expenses incurred in connection with attendance at meetings of, and other activities relating to service on, the Board or any committee of the Board. In addition, directors who are not full-time employees of the Company are eligible to participate in, and certain of such directors have received awards pursuant to, the Gemstar--TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan").

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1)  Financial Statements

   The financial statements listed in the Index to Unaudited Consolidated Financial Statements on page F-1 are filed as part of this Form 10-K/A.

   (a)(2)  Financial Statement Schedules

   The financial statement schedules listed in the Index to Financial Statement Schedules on page F-1 are filed as part of this Form 10-K/A.

   (a)(3)  Exhibits

   The exhibits listed in the Exhibit Index following the Unaudited Consolidated Financial Statements are incorporated herein by reference or are filed with this Form 10-K/A as indicated.

   (b)  Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of 2001.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GEMSTAR-TV GUIDE INTERNATIONAL,
                                           INC.(Registrant)

           Date: November 14, 2002 By:
                                              /s/  JEFF SHELL
                                       ------------------------------
                                                Jeff Shell
                                          Chief Executive Officer
                                               and Director
                                       (Principal Executive Officer)

           Date: November 14, 2002 By:
                                            /s/  PAUL HAGGERTY
                                       ------------------------------
                                               Paul Haggerty
                                       Acting Chief Financial Officer
                                         (Principal Financial and
                                            Accounting Officer)


--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                             10-K/A CERTIFICATION

                     Gemstar-TV Guide International, Inc.
                SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Jeff Shell, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Gemstar-TV Guide International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: 11/14/02

          Jeff Shell
          Chief Executive Officer
          (Principal Executive Officer)

I, Paul Haggerty, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Gemstar-TV Guide International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: 11/14/02

          Paul Haggerty
          Acting Chief Financial Officer
          (Principal Financial and Accounting Officer)

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

             INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
Unaudited Consolidated Balance Sheets (Restated) as of December 31, 2001 and 2000...................  F-2

Unaudited Consolidated Statements of Operations (Restated) for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000.............................  F-3

Unaudited Consolidated Statements of Stockholders' Equity and Comprehensive Income
  (Loss) (Restated) for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000.................................................................  F-4

Unaudited Consolidated Statements of Cash Flows (Restated) for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000.............................  F-5

Notes to Unaudited Consolidated Financial Statements................................................  F-6

                                 INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II--Valuation and Qualifying Accounts...................................................... F-63

   All other schedules are omitted because they are not applicable or the required information is shown in the Unaudited Consolidated Financial Statements or Notes thereto.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                             Restated     Restated
                                                                                           December 31, December 31,
                                                                                               2001         2000
                                                                                           ------------ ------------
                                        ASSETS
                                        ------
Current assets:
    Cash and cash equivalents.............................................................  $  349,250  $   488,046
    Marketable securities.................................................................      42,212       63,425
    Receivables, net......................................................................     285,076      250,545
    Deferred tax asset....................................................................      14,957       15,969
    Other current assets..................................................................      38,391       36,817
                                                                                            ----------  -----------
       Total current assets...............................................................     729,886      854,802
Property and equipment, net...............................................................      87,950       92,382
Intangible assets, net....................................................................   8,621,735    9,516,764
Marketable securities and other investments...............................................     110,289      204,588
Other assets..............................................................................      23,168       28,582
                                                                                            ----------  -----------
                                                                                            $9,573,028  $10,697,118
                                                                                            ==========  ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:
    Accounts payable and accrued expenses.................................................  $  285,761  $   221,395
    Current portion of long-term debt and capital lease obligations.......................      62,201       62,674
    Current portion of deferred revenue...................................................     261,420      233,283
                                                                                            ----------  -----------
       Total current liabilities..........................................................     609,382      517,352
Deferred tax liability....................................................................   1,086,724    1,357,646
Long-term debt and capital lease obligations, less current portion........................     271,029      586,485
Deferred revenue, less current portion....................................................     109,507      200,217
Other liabilities.........................................................................       6,286       10,178

Commitments and contingencies (Note 5)....................................................

Stockholders' equity:
    Preferred stock, par value $.01 per share. Authorized 150,000 shares, none issued.....          --           --
    Common stock, par value $.01 per share. Authorized 2,350,000 shares; 417,867 shares issued and 414,748 shares outstanding at December 31, 2001 and 413,749 shares
     issued and 410,960 shares outstanding at December 31, 2000...........................       4,179        4,137
    Additional paid-in capital............................................................   8,360,289    8,290,627
    Accumulated deficit...................................................................    (838,638)    (202,980)
    Accumulated other comprehensive income, net of tax....................................      24,101       31,612
    Unearned compensation.................................................................     (24,988)     (69,717)
    Treasury stock, at cost (3,119 shares at December 31, 2001 and 2,789 shares at
     December 31, 2000)...................................................................     (34,843)     (28,439)
                                                                                            ----------  -----------
       Total stockholders' equity.........................................................   7,490,100    8,025,240
                                                                                            ----------  -----------
                                                                                            $9,573,028  $10,697,118
                                                                                            ==========  ===========

    See accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                  Restated       Restated       Restated
                                                                 Year ended  Nine months ended Year ended
                                                                December 31,   December 31,    March 31,
                                                                    2001           2000           2000
                                                                ------------ ----------------- ----------
Revenues.......................................................  $1,288,918      $ 694,610      $229,211
Operating expenses:
   Operating expenses, excluding stock compensation,
     depreciation and amortization, impairment of goodwill and
     nonrecurring expenses.....................................     910,934        488,939       108,756
   Stock compensation..........................................      44,729         18,294            --
   Depreciation and amortization...............................     942,060        443,312         5,863
   Impairment of goodwill......................................      10,800             --            --
   Nonrecurring expenses.......................................          --             --        15,895
                                                                 ----------      ---------      --------
                                                                  1,908,523        950,545       130,514
                                                                 ----------      ---------      --------
Operating (loss) income........................................    (619,605)      (255,935)       98,697
Interest expense...............................................     (27,298)       (24,783)           --
Other (expense) income, net....................................    (119,126)        15,021        13,688
                                                                 ----------      ---------      --------
(Loss) income before income taxes and extraordinary item.......    (766,029)      (265,697)      112,385
(Benefit) provision for income taxes...........................    (132,471)       (29,570)       38,778
                                                                 ----------      ---------      --------
(Loss) income before extraordinary item........................    (633,558)      (236,127)       73,607
Extraordinary loss on debt extinguishment, net of tax..........      (2,100)            --            --
                                                                 ----------      ---------      --------
Net (loss) income..............................................  $ (635,658)     $(236,127)     $ 73,607
                                                                 ==========      =========      ========
Basic (loss) earnings per share:
   (Loss) income before extraordinary item.....................  $    (1.54)     $   (0.71)     $   0.36
   Extraordinary item..........................................        0.00             --            --
                                                                 ----------      ---------      --------
   Net (loss) income...........................................  $    (1.54)     $   (0.71)     $   0.36
                                                                 ==========      =========      ========
Diluted (loss) earnings per share:
   (Loss) income before extraordinary item.....................  $    (1.54)     $   (0.71)     $   0.30
   Extraordinary item..........................................        0.00             --            --
                                                                 ----------      ---------      --------
   Net (loss) income...........................................  $    (1.54)     $   (0.71)     $   0.30
                                                                 ==========      =========      ========
Weighted average shares outstanding............................     412,389        334,804       205,635
Dilutive effect of:
   Stock options...............................................          --             --        42,193
   Warrants....................................................          --             --            48
                                                                 ----------      ---------      --------
Weighted average shares outstanding, assuming dilution.........     412,389        334,804       247,876
                                                                 ==========      =========      ========

    See accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

  UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                 INCOME (LOSS)
                                (In thousands)

                                                                                     (Accumulated  Accumulated
                                                            Common Stock  Additional   deficit)       other
                                                           --------------  paid-in     retained   comprehensive   Unearned
                                                           Shares  Amount  capital     earnings   income (loss) compensation
                                                           ------- ------ ---------- ------------ ------------- ------------
Balances at March 31, 1999................................ 204,724 $2,047 $  250,078  $ (38,298)     $  (228)     $     --
Comprehensive income:
   Net income (restated)..................................      --     --         --     73,607           --            --
   Unrealized gains on marketable securities..............      --     --         --         --       37,206            --
   Equity adjustment from foreign currency translation....      --     --         --         --          489            --

     Total comprehensive income (restated)................
Issuance of common stock..................................   1,590     16     30,479         --           --            --
Exercise of stock options.................................   4,164     41     19,896         --           --            --
Tax benefit associated with stock options.................      --     --     33,090         --           --            --
Exercise of warrants......................................      65      1        124         --           --            --
Adjustment for change in SoftBook Press, Inc. year end....      --     --         --     (2,162)          --            --
                                                           ------- ------ ----------  ---------      -------      --------
Balances at March 31, 2000 (restated)..................... 210,543  2,105    333,667     33,147       37,467            --
Comprehensive loss:
   Net loss (restated)....................................      --     --         --   (236,127)          --            --
   Unrealized losses on marketable securities.............      --     --         --         --       (5,432)           --
   Equity adjustment from foreign currency translation....      --     --         --         --         (423)           --

     Total comprehensive loss (restated)..................
Issuance of common stock for acquisitions................. 200,556  2,006  7,873,253         --           --            --
Exercise of stock options.................................   2,650     26     22,307         --           --            --
Tax benefit associated with stock options.................      --     --     61,400         --           --            --
Unearned stock option compensation........................      --     --         --         --           --       (88,011)
Amortization of unearned compensation.....................      --     --         --         --           --        18,294
                                                           ------- ------ ----------  ---------      -------      --------
Balances at December 31, 2000 (restated).................. 413,749  4,137  8,290,627   (202,980)      31,612       (69,717)
Comprehensive loss:
   Net loss (restated)....................................      --     --         --   (635,658)          --            --
   Unrealized losses on marketable securities (restated)..      --     --         --         --       (7,022)           --
   Equity adjustment from foreign currency translation....      --     --         --         --         (489)           --

     Total comprehensive loss (restated)
Exercise of stock options.................................   3,377     34     20,239         --           --            --
Tax benefit associated with stock options.................      --     --     21,580         --           --            --
Issuance of common stock for acquisition..................     741      8     27,843         --           --            --
Amortization of unearned compensation.....................      --     --         --         --           --        44,729
Purchase of treasury stock................................      --     --         --         --           --            --
                                                           ------- ------ ----------  ---------      -------      --------
Balances at December 31, 2001 (restated).................. 417,867 $4,179 $8,360,289  $(838,638)     $24,101      $(24,988)
                                                           ======= ====== ==========  =========      =======      ========

                                                            Treasury stock       Total
                                                           ----------------  stockholders'
                                                           Shares   Amount      equity
                                                           ------  --------  -------------
Balances at March 31, 1999................................ (2,789) $(28,439)  $  185,160
Comprehensive income:
   Net income (restated)..................................     --        --       73,607
   Unrealized gains on marketable securities..............     --        --       37,206
   Equity adjustment from foreign currency translation....     --        --          489
                                                                              ----------
     Total comprehensive income (restated)................                       111,302
Issuance of common stock..................................     --        --       30,495
Exercise of stock options.................................     --        --       19,937
Tax benefit associated with stock options.................     --        --       33,090
Exercise of warrants......................................     --        --          125
Adjustment for change in SoftBook Press, Inc. year end....     --        --       (2,162)
                                                           ------  --------   ----------
Balances at March 31, 2000 (restated)..................... (2,789)  (28,439)     377,947
Comprehensive loss:
   Net loss (restated)....................................     --        --     (236,127)
   Unrealized losses on marketable securities.............     --        --       (5,432)
   Equity adjustment from foreign currency translation....     --        --         (423)
                                                                              ----------
     Total comprehensive loss (restated)..................                      (241,982)
Issuance of common stock for acquisitions.................     --        --    7,875,259
Exercise of stock options.................................     --        --       22,333
Tax benefit associated with stock options.................     --        --       61,400
Unearned stock option compensation........................     --        --      (88,011)
Amortization of unearned compensation.....................     --        --       18,294
                                                           ------  --------   ----------
Balances at December 31, 2000 (restated).................. (2,789)  (28,439)   8,025,240
Comprehensive loss:
   Net loss (restated)....................................     --        --     (635,658)
   Unrealized losses on marketable securities (restated)..     --        --       (7,022)
   Equity adjustment from foreign currency translation....     --        --         (489)
                                                                              ----------
     Total comprehensive loss (restated)                                        (643,169)
Exercise of stock options.................................     --        --       20,273
Tax benefit associated with stock options.................     --        --       21,580
Issuance of common stock for acquisition..................     --        --       27,851
Amortization of unearned compensation.....................     --        --       44,729
Purchase of treasury stock................................   (330)   (6,404)      (6,404)
                                                           ------  --------   ----------
Balances at December 31, 2001 (restated).................. (3,119) $(34,843)  $7,490,100
                                                           ======  ========   ==========

    See accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                Restated       Restated
                                                                                               Year ended  Nine months ended
                                                                                              December 31,   December 31,
                                                                                                  2001           2000
-                                                                                             ------------ -----------------
Cash flows from operating activities:
   Net (loss) income.........................................................................  $(635,658)      $(236,127)
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization...........................................................    942,060         443,312
     Deferred income taxes...................................................................   (185,996)       (110,829)
     Tax benefit associated with stock options...............................................     21,580          61,400
     Stock compensation expense..............................................................     44,729          18,294
     Impairment of goodwill..................................................................     10,800              --
     Investment write down...................................................................    109,149              --
     Changes in operating assets and liabilities, net of the effect of acquisitions:
       Receivables...........................................................................    (35,664)         89,327
       Other assets..........................................................................      9,898           2,601
       Accounts payable, accrued expenses and other liabilities..............................     (4,937)        (46,679)
       Deferred revenue......................................................................    (89,478)         91,193
                                                                                               ---------       ---------
          Net cash provided by operating activities..........................................    186,483         312,492
                                                                                               ---------       ---------
Cash flows from investing activities:
   Investments and acquisitions..............................................................    (38,019)       (101,331)
   Cash acquired in acquisitions.............................................................      2,361         100,033
   Purchases of marketable securities........................................................   (104,388)        (68,413)
   Sales and maturities of marketable securities.............................................    112,061          65,172
   Sale of assets............................................................................    107,011           1,381
   Additions to property, plant and equipment................................................    (18,880)        (22,959)
   Additions to intangible assets............................................................    (56,145)        (10,607)
                                                                                               ---------       ---------
          Net cash provided by (used in) investing activities................................      4,001         (36,724)
                                                                                               ---------       ---------
Cash flows from financing activities:
   (Repayments) borrowings under bank credit facilities......................................   (249,750)        298,448
   Repayment of senior subordinated notes....................................................    (71,134)       (331,864)
   Repayment of capital lease obligations....................................................     (2,674)         (2,044)
   Issuance of common stock..................................................................         --              --
   Proceeds from exercise of stock options and warrants......................................     20,273          22,333
   Purchases of treasury stock...............................................................     (6,404)             --
   Distributions to minority interests.......................................................    (19,269)         (7,498)
   Other.....................................................................................         --          (3,927)
                                                                                               ---------       ---------
          Net cash (used in) provided by financing activities................................   (328,958)        (24,552)
                                                                                               ---------       ---------
Effect of exchange rate changes on cash and cash equivalents.................................       (322)           (216)
                                                                                               ---------       ---------
          Net (decrease) increase in cash and cash equivalents...............................   (138,796)        251,000
Cash and cash equivalents at beginning of period.............................................    488,046         237,046
Adjustment for change in SoftBook Press, Inc. year end.......................................         --              --
                                                                                               ---------       ---------
Cash and cash equivalents at end of period...................................................  $ 349,250       $ 488,046
                                                                                               =========       =========
Supplemental disclosures of cash flow information:
   Cash paid for income taxes................................................................  $  91,161       $   6,620
   Cash paid for interest....................................................................     31,169          33,597

                                                                                               Restated
                                                                                              Year ended
                                                                                              March 31,
                                                                                                 2000
-                                                                                             ----------
Cash flows from operating activities:
   Net (loss) income......................................................................... $  73,607
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization...........................................................     5,863
     Deferred income taxes...................................................................      (146)
     Tax benefit associated with stock options...............................................    33,090
     Stock compensation expense..............................................................        --
     Impairment of goodwill..................................................................        --
     Investment write down...................................................................        --
     Changes in operating assets and liabilities, net of the effect of acquisitions:
       Receivables...........................................................................   (45,460)
       Other assets..........................................................................    (7,071)
       Accounts payable, accrued expenses and other liabilities..............................    16,285
       Deferred revenue......................................................................   (10,962)
                                                                                              ---------
          Net cash provided by operating activities..........................................    65,206
                                                                                              ---------
Cash flows from investing activities:
   Investments and acquisitions..............................................................   (10,928)
   Cash acquired in acquisitions.............................................................        --
   Purchases of marketable securities........................................................  (146,748)
   Sales and maturities of marketable securities.............................................   104,799
   Sale of assets............................................................................        --
   Additions to property, plant and equipment................................................    (4,191)
   Additions to intangible assets............................................................    (5,385)
                                                                                              ---------
          Net cash provided by (used in) investing activities................................   (62,453)
                                                                                              ---------
Cash flows from financing activities:
   (Repayments) borrowings under bank credit facilities......................................        --
   Repayment of senior subordinated notes....................................................        --
   Repayment of capital lease obligations....................................................        --
   Issuance of common stock..................................................................    30,495
   Proceeds from exercise of stock options and warrants......................................    20,062
   Purchases of treasury stock...............................................................        --
   Distributions to minority interests.......................................................        --
   Other.....................................................................................        --
                                                                                              ---------
          Net cash (used in) provided by financing activities................................    50,557
                                                                                              ---------
Effect of exchange rate changes on cash and cash equivalents.................................       175
                                                                                              ---------
          Net (decrease) increase in cash and cash equivalents...............................    53,485
Cash and cash equivalents at beginning of period.............................................   185,723
Adjustment for change in SoftBook Press, Inc. year end.......................................    (2,162)
                                                                                              ---------
Cash and cash equivalents at end of period................................................... $ 237,046
                                                                                              =========
Supplemental disclosures of cash flow information:
   Cash paid for income taxes................................................................ $   4,324
   Cash paid for interest....................................................................        --

    See accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2002

(1)  Description of Business and Summary of Significant Accounting Policies

  Description of Business

   Gemstar-TV Guide International, Inc. ("Gemstar" or together with its consolidated subsidiaries, the "Company") is a leading global technology and media company focused on consumer entertainment. On July 12, 2000, the Company completed its merger with TV Guide, Inc. ("TV Guide"). The merger was accounted for as a purchase. Accordingly, the unaudited consolidated financial statements include the results of operations of TV Guide from July 12, 2000.

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

  Principles of Consolidation

   The Unaudited Consolidated Financial Statements present the consolidated financial position, results of operations and cash flows of Gemstar and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)


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

   The Company invests the majority of its cash in money market funds, certificates of deposits, municipal and corporate debt securities and equities. These investments are diversified among high-grade issues and are maintained with several high credit quality financial institutions. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company has not experienced any credit losses on its cash, cash equivalents or marketable securities.

   There is a concentration of credit risk associated with wholesale distributors of print products and consumer electronics which may be affected by changes in economic and industry conditions. Concentration of credit risk

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

  Credit Risk (continued)

with respect to programming trade receivables is limited since a substantial number of the Company's customers pay in advance, providing for receipt of funds prior to service being rendered, or provide letters of credit as security. For other customers, service is generally terminated in the event payment is not received within 30-60 days of service. Credit losses have been within management's expectations.

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

                    Machinery and equipment... 2 to 15 years
                    Leased transponders....... 9 to 12 years
                    Buildings and improvements 2 to 32 years

  Intangible Assets

   Intangible assets are recorded at cost and amortized using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

                      Customer lists........  3 to 5 years
                      Contracts............. 5 to 10 years
                      Trademarks and patents 5 to 40 years
                      Publishing rights.....      15 years
                      Goodwill.............. 5 to 15 years

   The Company assesses goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of goodwill is assessed by determining whether the carrying value of goodwill can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on a projected discounted cash flow model using a discounted rate commensurate with the risk inherent in the Company's current business model. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The Company recorded a $10.8 million impairment charge in the quarter ended December 31, 2001 to reduce

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

  Intangible Assets (continued)

goodwill associated with certain international electronic publishing assets. No similar impairment charges were required in the nine months ended December 31, 2000 or in the year ended March 31, 2000.

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)


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

  Fair Value of Financial Instruments

   Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts payable and accrued expenses approximate their fair value because of their short maturities. Held-to-maturity marketable securities are reported at amortized cost, which approximates their fair value. Available-for-

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

  Fair Value of Financial Instruments (continued)

sale marketable securities are reported at their fair value based on quoted market prices. The carrying amount of the Company's outstanding debt approximates its fair value due to the debt's variable rate of interest.

  Revenue Recognition

          License Fees

   The Company recognizes revenues from per unit license fees based on units shipped incorporating the Company's patented or proprietary technologies in the period when the manufacturers' units shipped information is available to the Company. Revenues from per subscriber fees from service providers are earned in the month services are provided by a licensee using the Company's patented or proprietary technologies. Revenues from annual and other license fees generally are recognized based on the specific terms of the license agreements. From time to time, the license agreement between the Company and a licensee may expire, or for one reason or another, the licensee fails to remit license fees on a timely basis, yet the same units continue to be shipped and the same services continue to be deployed containing the Company's patented or proprietary technologies. The Company looks to the four conditions under Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, ("SAB 101") to determine whether or not revenue should be recognized: whether there is persuasive evidence that an arrangement exists, whether delivery has occurred or service has been rendered, whether the price is fixed or determinable and whether collection is reasonably assured. Additionally, the Company may consider opinions of outside counsel when appropriate. These decisions involve significant judgment by the Company.

   In October 2000, the Company reached an agreement with General Instrument/Motorola to settle outstanding arbitration and litigation proceedings and enter into a long-term licensing agreement. Revenues are recognized under this licensing agreement at the time of shipment of the set-top boxes, based on whether a set-top box is shipped to a licensed MSO, in which case, only a nominal per unit license fee is recognized in accordance with the Company's policy. If the set-top box is shipped to an unlicensed MSO, a higher flat per-unit license fee is recognized.

          Programming Services

   The Company recognizes revenue in the month the service is provided. Payments received in advance for subscription services are deferred until the month earned, at which time income is recognized. The Company's liability is limited to the unearned prepayments in the event that the Company is unable to provide service.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

  Revenue Recognition (continued)


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

          Merchandise Sales and Placement Fees

   The Company recognizes merchandise sales upon delivery of product to customers by the Company or participating merchants, net of estimated returns and allowances. The Company also recognizes merchandise revenue, net of product cost, in those transactions in which the Company is acting as an agent. Placement fees represent fees paid to the Company by participating merchants for inclusion of their products in the Company's media channels. Placement fee revenue is recognized on a straight-line basis over the circulation period of a media channel, generally three months.

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

  Advertising Costs

   Advertising costs are charged to expense as incurred and totaled $54.6 million, $18.2 million and $10.4 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

  Advertising Costs (continued)

March 31, 2000, respectively. Advertising costs are included in operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and nonrecurring expenses.

  Nonrecurring Expenses

   In connection with its mergers with NuvoMedia, Inc. ("NuvoMedia") and SoftBook Press, Inc. ("SoftBook"), the Company recorded merger related costs totaling $15.9 million in the year ended March 31, 2000. These costs were comprised of fees for financial advisors, attorneys and accountants, charges for inventory write down and purchase commitment losses and other transaction costs.

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

  Recent Accounting Pronouncements

   In November 2001, the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

  Recent Accounting Pronouncements (continued)

Customer (Including a Reseller of the Vendor's Products). EITF No. 01-09 clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor's customers. As a result of the EITF consensus, certain of the Company's cooperative advertising and product placement costs previously classified as operating expenses are to be reflected as a reduction of revenues earned from that activity. EITF No. 01-09 is effective commencing January 1, 2002 and requires, where applicable, reclassification of amounts reported in prior periods to comply with the income statement classifications for the current period. Such reclassifications are not expected to exceed $60 million, $20 million and $10 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

  Recent Accounting Pronouncements (continued)


   As of December 31, 2001, the Company has unamortized goodwill in the amount of $5.6 billion and unamortized identifiable intangible assets with indefinite lives, primarily trademarks and publishing rights, in the amount of approximately $888 million which will no longer be subject to amortization under the provisions of Statement 142. Amortization expense related to such assets was $486.4 million and $231.3 million for the year ended December 31, 2001 and the nine months ended December 31, 2000, respectively. The Company is currently in the process of evaluating the potential impairment impacts of adopting Statement 142 on its financial statements. Based on the Company's analysis completed to date, the Company expects to report transitional impairment losses upon adoption of Statement 142 in the first quarter of 2002. Pursuant to the provisions of Statement 142, any transitional impairment losses will be reported as a cumulative effect of a change in accounting principle.

   In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces Statement
121. However, it retains the fundamental provisions of Statement 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company is required to adopt this statement effective January 1, 2002. The Company does not expect that the adoption of this statement will have a material impact on the unaudited consolidated financial statements.

  Reclassificatons

   Certain reclassifications have been made to prior years' financial information to conform with the current period presentation.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)


(2)  Restatement

   Following the recommendation of the Audit Committee of the Company's Board of Directors, the Company made a determination to restate its previously filed consolidated financial statements as of December 31, 2001 and 2000 and for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 related to the following transactions:

   (a) The Company entered into a transaction comprised of a series of agreements beginning in the first quarter of 2001 and completed in the second quarter of 2001, in which the Company (1) acquired the intellectual property of a private company in exchange for $750,000 cash and advertising with a fair value of $20 million, and (2) paid $2 million in exchange for an option to purchase certain assets of the private company at a price of $3 million (the "Option"). The sellers of the intellectual property have the right to require the exercise of the Option if certain performance criteria are met. Additionally, the Company was conditionally obligated to pay $250,000 upon the successful transfer of certain patents to the Company. The $250,000 was paid in the third quarter of 2002.

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

   Accordingly, the Company determined that the transaction should be recorded as the acquisition of intellectual property for cash and related expenses totaling $3.4 million. Consequently, the Company reversed $20 million of advertising revenue from the Interactive Platform Sector as well as $20.75 million of amortization expense. The $20 million correction in Interactive Platform Sector revenues represents a reduction of 20% of the total revenue for that sector for the year ended December 31, 2001, as calculated before restatement. The $3.4 million recorded as intellectual property is being amortized over its estimated useful life of eight years, commencing with the third quarter of 2001.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(2)  Restatement (continued)


   (b) The Company has reclassified approximately $2.7 million of multi-platform advertising revenue recorded during the third and fourth quarters of 2001 from the Interactive Platform Sector to the Media and Services Sector. The basis for the Company's decision to reclassify this revenue is as follows:

   In the third and fourth quarters of 2001, customers of the Company who had committed to purchase advertising on Company platforms other than the Interactive Program Guide ("IPG") (primarily the TV Guide Magazine) were offered an opportunity to advertise on the IPG platform in amounts approximately equal in value with their existing commitments to advertise on the print or online platforms. Customers who accepted this offer were charged for the IPG advertising and were provided with advertising of an approximate equal value on the print or online platforms at no additional cost. All of the revenue associated with these transactions was recorded as IPG revenue. In the third and fourth quarters of 2001, the amount of the IPG revenue stemming from these transactions totaled approximately $5.5 million, most of which was recorded in the fourth quarter.

   In the fourth quarter of 2001, the Securities and Exchange Commission provided additional guidance regarding multiple-element transactions in SAB 101, Frequently Asked Questions and Answers. Question 4. This guidance directed that revenue in multiple-element transactions should be allocated based upon the relative fair value of the elements involved in the transaction, provided that each element represents a separate earnings process. The Company's decision to reclassify $2.7 million in advertising revenue applies this guidance, in that the $5.5 million in total advertising value provided to multi-platform purchasers during the third and fourth quarters of 2001 was evenly split between IPG and print advertising. The Company, in consultation with its recently engaged independent accounting firm, is continuing to review the applicability of the referenced guidance to the multi-platform advertising transactions and, as a result, may determine that additional revenue should be reclassified from the Interactive Platform Sector to the Media and Services Sector.

   (c) The Company recognized $58.9 million, $36.5 million and $12.2 million in licensing revenues during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively, under an expired license agreement with Scientific-Atlanta. Such revenue had been recognized under SAB 101, as the Company believed there was persuasive evidence that an arrangement existed, delivery occurred or services had been provided, a portion of the license fees under the agreement was determinable, and the amount recognized was deemed to be collectible.

   In consultation with its recently engaged independent accounting firm, the Company determined that it had misapplied the collectibility criteria of SAB 101, as there was insufficient contemporaneous evidence of Scientific-Atlanta's intent to pay. Accordingly the Company has restated its previously filed financial statements as of December 31, 2001 and 2000 and for the year ended December 31, 2001, the nine months ended December,

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(2)  Restatement (continued)

2000 and the year ended March 31, 2000 for the reversal of licensing revenues related to Scientific-Atlanta in the amounts described above.

   (d) The Company discovered that a clerical error had been made in the calculation of the value of warrants that were received in connection with a licensing transaction in the second quarter of 2001. The effect of correcting the error was to reduce the value of the warrants and related deferred revenue by $11.8 million at the date of the transaction. In addition, deferred revenue accreted into earnings over an 18-year period was reduced in 2001 by $338,000 as a result of the corrected warrant valuation. During the fourth quarter of 2001, the write-down of the fair value of the investment in the warrants decreased from $10.4 million as originally recorded to $5.2 million as adjusted.

   (e) The Company determined that one of its equity affiliates incorrectly accounted for warrants of one of its investees. Specifically, the equity affiliate incorrectly accounted for these warrants under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, instead of under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The impact of the restatement is to record an adjustment of $9.1 million that was previously recorded as other comprehensive income within stockholders' equity as a charge to other income (expense).

   In recording the above mentioned restatements, the Company also recorded the applicable income tax effects.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(2)  Restatement (continued)


   The Unaudited Consolidated Financial Statements as of December 31, 2001 and 2000 and for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 and notes thereto have been restated to include the effects of the corrections described above. The following financial statement line items were impacted:

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                As previously              As previously
                                                     Restated     Reported      Restated     Reported
                                                   December 31, December 31,  December 31, December 31,
                                                       2001         2001          2000         2000
                                                   ------------ ------------- ------------ -------------
Receivables, net..................................  $  285,076   $  392,717   $   250,545   $   299,272
Total current assets..............................     729,886      837,527       854,802       903,529
Intangible assets, net............................   8,621,735    8,618,544           n/a           n/a
Marketable securities and other investments.......     110,289      119,452           n/a           n/a
Total assets......................................   9,573,028    9,686,641    10,697,118    10,745,845
Accounts payable and accrued expenses.............     285,761      285,642           n/a           n/a
Current portion of deferred revenue...............     261,420      261,082           n/a           n/a
Total current liabilities.........................     609,382      608,925           n/a           n/a
Deferred tax liability............................   1,086,724    1,127,933     1,357,646     1,375,650
Deferred revenue, less current portion............     109,507      121,330           n/a           n/a
Accumulated deficit...............................    (838,638)    (771,879)     (202,980)     (172,257)
Accumulated other comprehensive income, net of tax      24,101       18,380           n/a           n/a
Total stockholders' equity........................   7,490,100    7,551,138     8,025,240     8,055,963
Total liabilities and stockholders' equity........   9,573,028    9,686,641    10,697,118    10,745,845

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(2)  Restatement (continued)


                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                                       As
                                                                           As previously           previously
                                                As previously   Restated     Reported    Restated   Reported
                                     Restated     Reported    Nine months   Nine months    Year       Year
                                    Year ended   Year Ended      Ended         Ended       ended     ended
                                   December 31, December 31,  December 31, December 31,  March 31, March 31,
                                       2001         2001          2000         2000        2000       2000
                                   ------------ ------------- ------------ ------------- --------- ----------
Revenues..........................  $1,288,918   $1,368,170    $ 694,610     $ 731,109   $229,211   $241,439
Depreciation and amortization.....     942,060      962,722          n/a           n/a        n/a        n/a
Total operating expenses..........   1,908,523    1,929,185          n/a           n/a        n/a        n/a
Operating (loss) income...........    (619,605)    (561,015)    (255,935)     (219,436)    98,697    110,925
Other (expense) income, net.......    (119,126)    (115,242)         n/a           n/a        n/a        n/a
(Loss) income before income
  taxes and extraordinary item....    (766,029)    (703,555)    (265,697)     (229,198)   112,385    124,613
(Benefit) provision for income
  taxes...........................    (132,471)    (106,033)     (29,570)      (16,084)    38,778     43,296
(Loss) income before
  extraordinary item..............    (633,558)    (597,522)    (236,127)     (213,114)    73,607     81,317
Net (loss) income.................    (635,658)    (599,622)    (236,127)     (213,114)    73,607     81,317
Basic (loss) earnings per share:
   (Loss) income before
     extraordinary item...........       (1.54)       (1.45)       (0.71)        (0.64)      0.36       0.40
   Net (loss) income..............       (1.54)       (1.45)       (0.71)        (0.64)      0.36       0.40
Diluted (loss) earnings per share:
   (Loss) income before
     extraordinary item...........       (1.54)       (1.45)       (0.71)        (0.64)      0.30       0.33
   Net (loss) income..............       (1.54)       (1.45)       (0.71)        (0.64)      0.30       0.33

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(2)  Restatement (continued)


         UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                          COMPREHENSIVE INCOME (LOSS)
                                (In thousands)

                                                              Accumulated Other
                                        Accumulated Deficit     Comprehensive      Total Stockholders'
                                        (Retained Earnings)     Income (Loss)            Equity
                                       --------------------  ------------------  ----------------------
                                                      As                  As                     As
                                                  Previously          Previously             Previously
                                        Restated   Reported  Restated  Reported   Restated    Reported
                                       ---------  ---------- -------- ---------- ----------  ----------
Comprehensive income:
   Net income (year ended March 31,
     2000)............................ $  73,607  $  81,317  $   n/a   $    n/a  $   73,607  $   81,317
   Total comprehensive income (year
     ended March 31, 2000)............       n/a        n/a      n/a        n/a     111,302     119,012
Balances at March 31, 2000............    33,147     40,857      n/a        n/a     377,947     385,657
Comprehensive loss:
   Net loss (year ended
     December 31, 2000)...............  (236,127)  (213,114)     n/a        n/a    (236,127)   (213,114)
   Total comprehensive loss (year
     ended December 31, 2000).........       n/a        n/a      n/a        n/a    (241,982)   (218,969)
Balances at December 31, 2000.........  (202,980)  (172,257)     n/a        n/a   8,025,240   8,055,963
Comprehensive loss:
   Net loss (year ended
     December 31, 2001)...............  (635,658)  (599,622)     n/a        n/a    (635,658)   (599,622)
   Unrealized losses on marketable
     securities (year ended
     December 31, 2001)...............       n/a        n/a   (7,022)   (12,743)     (7,022)    (12,743)
       Total comprehensive loss
         (year ended December 31,
         2001)........................       n/a        n/a      n/a        n/a    (643,169)   (612,854)
Balances at December 31, 2001.........  (838,638)  (771,879)  24,101     18,380   7,490,100   7,551,138

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(2)  Restatement (continued)


                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                        As
                                                                            As previously           previously
                                                 As previously   Restated     Reported    Restated   Reported
                                      Restated     Reported    Nine months   Nine months    Year       Year
                                     Year ended   Year ended      ended         ended       ended     ended
                                    December 31, December 31,  December 31, December 31,  March 31, March 31,
                                        2001         2001          2000         2000        2000       2000
                                    ------------ ------------- ------------ ------------- --------- ----------
Cash flows from operating
  activities:
Net (loss) income..................  $(635,658)    $(599,622)   $(236,127)    $(213,114)  $ 73,607   $ 81,317
Adjustment to reconcile net (loss)
  income to net cash provided by
  operating activities:
   Depreciation and
     amortization..................    942,060       962,722          n/a           n/a        n/a        n/a
   Deferred income taxes...........   (185,996)     (159,439)    (110,829)      (97,343)      (146)     4,372
   Investment write down...........    109,149       105,265          n/a           n/a        n/a        n/a
Changes in operating assets and
  liabilities, net of the effect of
  acquisitions:
   Receivables.....................    (35,664)      (94,578)      89,327        52,828    (45,460)   (57,688)
   Other assets....................      9,898         9,560          n/a           n/a        n/a        n/a
   Accounts payable, accrued
     expenses and other
     liabilities...................     (4,937)       (5,056)         n/a           n/a        n/a        n/a
   Deferred revenue................    (89,478)     (109,478)         n/a           n/a        n/a        n/a
Cash flows from investing
  activities:
   Investments and acquisitions....    (38,019)      (40,549)         n/a           n/a        n/a        n/a
   Additions to intangible
     assets........................    (56,145)      (53,615)         n/a           n/a        n/a        n/a

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)


(3)  Business Combinations

  SkyMall Transaction

   On July 18, 2001, the Company acquired all of the outstanding common stock of SkyMall. Under the terms of the agreement, SkyMall's stockholders received
0.03759 shares of Gemstar common stock and $1.50 for each share of SkyMall common stock outstanding. The unaudited consolidated financial statements include the results of operations of SkyMall from July 18, 2001. SkyMall is a specialty retailer that provides a large selection of premium-quality products and services to consumers from a wide variety of merchants and partners. Gemstar's principal reasons for the merger were as follows:

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(3)  Business Combinations

  SkyMall Transaction (continued)


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

                       Assets
                          Current assets......... $ 8,464
                          Property and equipment.   7,207
                          Intangible assets......   2,000
                          Other assets...........      23
                          Goodwill...............  68,174
                                                  -------
                                                   85,868
                       Liabilities:
                          Current liabilities....  35,780
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

  TV Guide Transaction

   On July 12, 2000, the Company acquired all of the outstanding common stock of TV Guide by issuing 0.6573 shares of Gemstar common stock for each share of TV Guide Class A and B common stock outstanding, or approximately 200 million shares of Gemstar common stock. The TV Guide Transaction was accounted for as a purchase. Accordingly, the unaudited consolidated financial statements include the results of operations of TV Guide from July 12, 2000.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(3)  Business Combinations

  TV Guide Transaction (continued)


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

                  Assets
                     Current assets.............. $   449,997
                     Property and equipment......      80,404
                     Intangible assets...........   9,904,892
                     Other assets................      87,933
                                                  -----------
                                                   10,523,226
                  Liabilities:
                     Current liabilities.........     577,997
                     Deferred tax liability......   1,393,940
                     Other long-term liabilities.     747,610
                                                  -----------
                                                    7,803,679
                  Unearned compensation..........      88,011
                                                  -----------
                  Net purchase price............. $ 7,891,690
                                                  ===========

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(3)  Business Combinations

  TV Guide Transaction (continued)


   Intangible assets recorded as a result of the TV Guide Transaction are comprised of the following amounts and lives (in thousands):

                  Customer lists........ $  699,000  3-5 years
                  Contracts.............  1,942,000 5-10 years
                  Trademarks and patents    799,000 5-40 years
                  Publishing rights.....    270,000   15 years
                  Goodwill..............  6,194,892 5-15 years

   The following unaudited pro forma financial information reflects the Company's results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000 as though the TV Guide and SkyMall transactions had been completed as of April 1, 2000 (in thousands, except per share amounts):

                                                           Restated
                                              Restated   Nine months
                                             Year ended     ended
                                            December 31, December 31,
                                                2001         2000
                                            ------------ ------------
           Revenues........................  $1,312,343   $1,042,988
           Net loss........................    (636,150)    (439,422)
           Basic and diluted loss per share       (1.54)       (1.07)

  Pooling Transactions

   In January 2000, the Company completed mergers with two electronic-book companies, NuvoMedia and SoftBook. Both mergers were accounted for under the pooling of interests method and, accordingly, the unaudited consolidated financial statements for periods prior to the mergers have been restated to include the results of operations, financial position and cash flows of NuvoMedia and SoftBook.

  WGN Superstation Transaction (restated)

   In April 2001, the Company sold the business that distributes the WGN Superstation signal for approximately its net book value. Concurrent with this transaction, the Company received a $100 million advertising commitment over a six year period from the acquirer.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)


(4)  Selected Balance Sheet Accounts

  Marketable Securities

   The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale and held-to-maturity marketable securities by major security type and class of security as of December 31, 2001 and 2000, were as follows (in thousands):

                                                                    Gross      Gross
                                                                  unrealized unrealized
                                                        Amortized  holding    holding    Fair
                                                          cost      gains      losses    value
                                                        --------- ---------- ---------- --------
As of December 31, 2001:
Available-for-sale:
   Corporate debt securities...........................  $11,102   $     9    $    --   $ 11,111
   U.S. government securities..........................   48,720       212        (63)    48,869
   Equity securities...................................   13,382    18,766        (42)    32,106
                                                         -------   -------    -------   --------
                                                         $73,204   $18,987    $  (105)  $ 92,086
                                                         =======   =======    =======   ========
Included in marketable securities......................  $42,129   $   125    $   (42)  $ 42,212
Included in marketable securities and other investments   31,075    18,862        (63)    49,874
                                                         -------   -------    -------   --------
                                                         $73,204   $18,987    $  (105)  $ 92,086
                                                         =======   =======    =======   ========
As of December 31, 2000:
Available-for-sale:
   Corporate debt securities...........................  $14,334   $    18    $    (1)  $ 14,351
   U.S. government securities..........................    9,635         2         --      9,637
   Equity securities...................................   23,141    33,706     (9,356)    47,491
                                                         -------   -------    -------   --------
                                                         $47,110   $33,726    $(9,357)  $ 71,479
                                                         =======   =======    =======   ========
Held-to-maturity:
   Corporate debt securities...........................  $18,550   $    17    $    (1)  $ 18,566
   U.S. government securities..........................   25,090        14        (31)    25,073
                                                         -------   -------    -------   --------
                                                         $43,640   $    31    $   (32)  $ 43,639
                                                         =======   =======    =======   ========
Included in marketable securities......................  $63,407   $    51    $   (33)  $ 63,425
Included in marketable securities and other investments   27,343    33,706     (9,356)    51,693
                                                         -------   -------    -------   --------
                                                         $90,750   $33,757    $(9,389)  $115,118
                                                         =======   =======    =======   ========

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(4)  Selected Balance Sheet Accounts

  Marketable Securities (continued)


   As of December 31, 2001, available-for-sale debt securities with an amortized cost and fair value of $19.8 million were due in one to two years. All remaining debt securities as of December 31, 2001 were due within one year.

   Marketable securities are reviewed each reporting period for declines considered other-than-temporary and, if appropriate, written down to their estimated fair value. During the year ended December 31, 2001, the Company wrote down the carrying value of certain of its available-for-sale equity securities by $9.9 million as the decline in the fair value of the securities (determined by reference to prices on quoted stock exchanges) was deemed to be other than temporary.

  Receivables

   Receivables consist of the following (in thousands):

                                             Restated     Restated
                                           December 31, December 31,
                                               2001         2000
                                           ------------ ------------
           Receivables....................   $317,353     $277,191
           Allowance for doubtful accounts    (32,277)     (26,646)
                                             --------     --------
           Receivables, net...............   $285,076     $250,545
                                             ========     ========

   The provision for doubtful accounts amounted to approximately $17.1 million, $12.1 million and $2.6 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively, and is included in operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and nonrecurring expenses.

   At December 31, 2001, approximately $112.9 million, or 40%, of the Company's receivables (restated) are due from five entities. The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of the amount of recoverability.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(4)  Selected Balance Sheet Accounts (continued)


  Property and Equipment

   Property and equipment, at cost, consist of the following (in thousands):

                                                   December 31, December 31,
                                                       2001         2000
                                                   ------------ ------------
    Machinery and equipment.......................   $117,949     $ 95,459
    Leased transponders...........................      7,554        9,092
    Buildings and improvements....................     16,511       13,669
                                                     --------     --------
                                                      142,014      118,220
    Less accumulated depreciation and amortization    (54,064)     (25,838)
                                                     --------     --------
    Property and equipment, net...................   $ 87,950     $ 92,382
                                                     ========     ========

   Depreciation expense was $26.5 million, $13.2 million and $2.3 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively. Amortization of certain property and equipment was $3.5 million, $2.9 million and $150,000 for those same respective periods.

  Intangible Assets

   Intangible assets consist of the following (in thousands):

                                            Restated
                                          December 31, December 31,
                                              2001         2000
                                          ------------ ------------
            Goodwill..................... $ 6,171,149   $6,207,020
            Contracts....................   1,932,000    1,942,000
            Patents and trademarks.......     898,050      839,643
            Customer lists...............     699,000      699,000
            Publishing rights............     270,000      270,000
                                          -----------   ----------
                                            9,970,199    9,957,663
            Less accumulated amortization  (1,348,464)    (440,899)
                                          -----------   ----------
            Intangible assets, net....... $ 8,621,735   $9,516,764
                                          ===========   ==========

   Amortization expense was $912.1 million (restated), $427.3 million and $3.4 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(4)  Selected Balance Sheet Accounts (continued)

  Intangible Assets (continued)


   Capitalized patent prosecution and litigation costs are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the Company's capitalized patent prosecution and litigation costs may not be recoverable. A primary factor the Company considers that could trigger an impairment review is whether the Company can successfully protect and defend its patents. As of December 31, 2001 and 2000, capitalized patent prosecution and litigation costs, net of accumulated amortization, were $62.2 million and $23.3 million, respectively, of which $34.6 million is related to one patent litigation case which is in progress. During the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, the Company capitalized patent prosecution and litigation costs of $47.6 million, $9.3 million and $4.5 million, respectively. The Company currently believes these amounts to be recoverable, however events may occur in the future which could cause the Company to change its assessment of recoverability.

  Investments

   The Company had investments in equity instruments of privately held and public companies which amounted to $60.4 million and $152.9 million as of December 31, 2001 and 2000, respectively. These investments are accounted for using either the cost or equity method and consist of common stock, preferred stock and warrants for common stock.

   The Company determines the fair value for common stock and preferred stock equity investments based on amounts paid by independent third parties in the investees' most recent capital transactions. The fair value of common stock warrants received is determined using the Black-Scholes option pricing model. The fair value of warrant investments in companies approximated their carrying value at December 31, 2001. These investments are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

   During the year ended December 31, 2001, the Company determined that certain of the Company's technology investments, many of which were acquired as part of the TV Guide merger and were recorded at fair values that existed for technology investments at that time, declined in value that was considered to be other-than-temporary primarily as a result of the continuing economic slowdown, particularly in the technology sector. An impairment review is performed whenever events or changes in circumstances indicate the carrying value of the Company's investments may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or expected operating results of the Company's investees, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business and significant negative industry or economic trends.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(4)  Selected Balance Sheet Accounts (continued)

  Investments (continued)

The Company determined that the carrying value of certain investments had a decline that was other than temporary based upon the existence of one or more indicators of impairment. The impairment charge reduced the investments to an estimated fair value consistent with the general economic environment within the technology sector resulting in a charge of $99.2 million (restated), which is included in other (expense) income, net.

  Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following (in thousands):

                                                     Restated
                                                   December 31, December 31,
                                                       2001         2000
                                                   ------------ ------------
    Accounts payable..............................   $ 80,250     $ 44,192
    Accrued liabilities:
       Marketing expenses.........................     38,266       17,291
       Acquisition related reserves...............     16,187       28,200
       Other......................................    151,058      131,712
                                                     --------     --------
    Total accounts payable and accrued liabilities   $285,761     $221,395
                                                     ========     ========

  Deferred Revenue

   The Company receives upfront payments for license fees from manufacturers who incorporate the Company's patented proprietary technologies and for advertising. In addition, certain of the Company's customers that subscribe to the Company's magazine and programming services prepay subscription fees for periods of up to one year. Prepayment amounts which have not yet been recognized as revenues under the Company's accounting policies are recorded as deferred revenues.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(4)  Selected Balance Sheet Accounts (continued)

  Deferred Revenue (continued)


   Deferred revenue consists of the following (in thousands):

                                          Restated
                                        December 31, December 31,
                                            2001         2000
                                        ------------ ------------
              Licensing fees...........   $ 77,690     $128,467
              Magazine subscriptions...    200,088      208,366
              Programming subscriptions     76,718       77,536
              Other....................     16,431       19,131
                                          --------     --------
              Total deferred revenue...    370,927      433,500
              Less current portion.....    261,420      233,283
                                          --------     --------
                                          $109,507     $200,217
                                          ========     ========

(5)  Credit Arrangements

   The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February, 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.9% at December 31, 2001) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide's subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide's ability to pay dividends to the Company tied to TV Guide's leverage ratio. This restriction does not apply to the Company's ability to pay dividends. As of December 31, 2001, TV Guide had available borrowing capacity under the six-year revolving credit facility of $146.6 million. Principal payments of $60 million in 2002, $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings under both credit facilities at December 31, 2001 and 2000 were $326.4 million and $568.7 million, respectively.

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(5)  Credit Arrangements (continued)


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

   The Company is a party to a loan guaranty to assist a printing services supplier in obtaining a line of credit and term loans with a bank. The maximum exposure to the Company created by this guaranty is $10.0 million. (restated)

(6)  Leases

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

   Future minimum lease payments under capital and noncancelable operating leases at December 31, 2001 are as follows (in thousands):

                                                   Capital  Operating
                                                   Leases    Leases
                                                   -------  ---------
           Year ending December 31:
              2002................................ $ 2,400   $25,756
              2003................................   2,400    18,288
              2004................................   2,000    14,121
              2005................................      --     8,703
              2006................................      --     4,496
              Thereafter..........................      --    12,855
                                                   -------   -------
           Total future minimum lease payments....   6,800    84,219
           Less amount representing interest at 7%    (486)       --
           Less sublease revenues.................      --    (2,339)
                                                   -------   -------
           Net future minimum lease payments......   6,314   $81,880
                                                             =======
           Less current portion...................  (2,021)
                                                   -------
                                                   $ 4,293
                                                   =======

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(6)  Leases (continued)


   Rent expense, net of sublease revenues, under operating leases was $29.8 million, $16.4 million and $2.5 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

(7)  Income Taxes

   The Company's income (loss) before income taxes and extraordinary item for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 consisted of the following components (in thousands):

                                         Restated
                            Restated   Nine months   Restated
                           Year ended     ended     Year ended
                          December 31, December 31, March 31,
                              2001         2000        2000
                          ------------ ------------ ----------
                 Domestic  $(828,219)   $(358,768)   $ 56,194
                 Foreign.     62,190       93,071      56,191
                           ---------    ---------    --------
                           $(766,029)   $(265,697)   $112,385
                           =========    =========    ========

   The provision (benefit) for income taxes consists of the following (in thousands):

                                           Restated   Restated
                              Restated   Nine months    Year
                             Year ended     ended       ended
                            December 31, December 31, March 31,
                                2001         2000       2000
                            ------------ ------------ ---------
                Current:
                   Federal.  $  44,066    $  71,323    $28,940
                   State...      3,288        3,974      4,134
                   Foreign.      6,171        5,962      5,850
                             ---------    ---------    -------
                                53,525       81,259     38,924
                Deferred:
                   Federal.   (176,181)    (104,980)      (455)
                   State...     (9,815)      (5,849)       309
                             ---------    ---------    -------
                              (185,996)    (110,829)      (146)
                             ---------    ---------    -------
                Total......  $(132,471)   $ (29,570)   $38,778
                             =========    =========    =======

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(7)  Income Taxes (continued)


   A reconciliation of the expected income tax provision (benefit) using the U.S. statutory rate of 35 percent to the provision (benefit) for income taxes is as follows ( in thousands):

                                                        Restated   Restated
                                           Restated   Nine months    Year
                                          Year ended     ended       ended
                                         December 31, December 31, March 31,
                                             2001         2000       2000
                                         ------------ ------------ ---------
   Expected income tax expense (benefit)  $(268,110)    $(92,993)   $39,335
   State taxes, net of federal effect...     (7,011)      (1,814)     2,787
   Nondeductible amortization...........    154,068       72,158         --
   Foreign tax impact...................      3,068      (13,049)    (2,272)
   Change in valuation allowance........    (14,199)         982     (4,491)
   Other................................       (287)       5,146      3,419
                                          ---------     --------    -------
   Total................................  $(132,471)    $(29,570)   $38,778
                                          =========     ========    =======

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(7)  Income Taxes (continued)


   Deferred taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

                                                         Restated     Restated
                                                       December 31, December 31,
                                                           2001         2000
                                                       ------------ ------------
Deferred tax assets:
   Net operating loss carryforwards................... $    57,692  $    65,719
   Write down of investments and other assets.........      51,649           --
   Unrealized losses on marketable securities.........      11,175        5,132
   Expense items......................................      27,540        1,141
   Other..............................................       4,685           --
   Deferred revenue...................................      13,264       41,811
                                                       -----------  -----------
Gross deferred tax assets.............................     166,005      113,803
Valuation allowance...................................     (65,514)     (65,719)
                                                       -----------  -----------
Net deferred tax assets...............................     100,491       48,084
                                                       -----------  -----------
Deferred tax liabilities:
   Tax versus financial depreciation and amortization.  (1,127,460)  (1,326,869)
   Tax liability provided on intercompany income......     (44,798)     (62,328)
   Other..............................................          --         (564)
                                                       -----------  -----------
Gross deferred tax liabilities........................  (1,172,258)  (1,389,761)
                                                       -----------  -----------
Net deferred tax liability............................ $(1,071,767) $(1,341,677)
                                                       ===========  ===========

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(7)  Income Taxes (continued)


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

(8)  Stock Option Plans

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

   The following table summarizes information about stock option transactions (shares in thousands):

                                        Year ended     Nine months ended    Year ended
                                     December 31, 2001 December 31, 2000  March 31, 2000
                                     ----------------- ----------------- -----------------
                                             Weighted-         Weighted-         Weighted-
                                     Number   Average  Number   Average  Number   Average
                                       of    Exercise    of    Exercise    of    Exercise
                                     Shares    Price   Shares    Price   Shares    Price
                                     ------  --------- ------  --------- ------  ---------
Outstanding at beginning of period.. 59,885   $ 12.86  49,933   $ 7.98   50,097   $ 5.57
Granted.............................  3,426     38.54   5,990    44.19    4,835    29.86
Exercised........................... (3,382)     6.05  (2,651)    8.46   (4,164)    4.79
Cancelled...........................   (553)    34.59    (415)   21.26     (835)    6.10
Assumed options.....................      7    187.73   7,028    19.71       --       --
                                     ------            ------            ------
Outstanding at end of period........ 59,383     14.55  59,885    12.86   49,933     7.98
                                     ======            ======            ======
Options exercisable at end of period 36,048      6.96  31,951     5.48   26,170     4.72
                                     ======            ======            ======

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(8)  Stock Option Plans (continued)


   The following table summarizes information about the Company's stock options outstanding as of December 31, 2001 (shares in thousands):

                                                              Stock Options
                              Stock Options Outstanding        Exercisable
                           ------------------------------- -------------------
                                      Weighted-
                                       Average
                                      Remaining  Weighted-           Weighted-
                                      Years of    Average             Average
                            Number   Contractual Exercise   Number   Exercise
  Range of Exercise Prices of Shares    Life       Price   of Shares   Price
  ------------------------ --------- ----------- --------- --------- ---------
       $0.18-$5.00........  13,514       3.8      $ 3.16    13,469    $ 3.16
       $5.01-$10.00.......  23,461       6.0        6.08    18,366      6.05
       $10.01-$15.00......   5,301       6.4       10.99     1,677     11.79
       $15.01-$30.00......   2,140       7.3       21.73       975     21.33
       $30.01-$45.00......  11,232       8.2       35.01     1,422     33.61
       $45.01-$314.25.....   3,735       8.4       48.43       139     63.30
                            ------                          ------
          Total...........  59,383       6.2       14.55    36,048      6.96
                            ======                          ======


   The per share weighted-average fair value of stock options granted during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, was $31.04, $34.22 and $23.93, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                               Nine months    Year
                                   Year ended     ended       ended
                                  December 31, December 31, March 31,
                                      2001         2000       2000
                                  ------------ ------------ ---------
          Risk-free interest rate     5.2%         6.2%        5.8%
          Volatility.............      76%          71%         73%
          Expected life (years)..     9.4          8.7         8.9
          Expected dividend yield     -- %         -- %        -- %

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(8)  Stock Option Plans (continued)


   The Company applies APB Opinion No. 25, and related interpretations, in accounting for its Plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                       Restated   Restated
                                          Restated   Nine months    Year
                                         Year ended     ended       ended
                                        December 31, December 31, March 31,
                                            2001         2000       2000
                                        ------------ ------------ ---------
     Net (loss) income:
        As reported....................  $(635,658)   $(236,127)   $73,607
        Pro forma......................   (700,945)    (283,391)    33,382
     Basic (loss) earnings per share:
        As reported....................      (1.54)       (0.71)      0.36
        Pro forma......................      (1.70)       (0.85)      0.16
     Diluted (loss) earnings per share:
        As reported....................      (1.54)       (0.71)      0.30
        Pro forma......................      (1.70)       (0.85)      0.13

   Because additional option grants are expected to be made each year, the above pro forma disclosures are not likely to be representative of pro forma effects on reported net income (loss) for future years.

(9)  Warrants

   In connection with the acquisition of SkyMall, the Company has reserved 90,402 shares of the Company's common stock for issuance upon the exercise of outstanding warrants to acquire SkyMall common stock. Valued using the Black-Scholes option pricing model at $671,000 at the date of acquisition, the outstanding warrants are exercisable at prices ranging from $53 to $383 and expire at various dates through June 2005. As of December 31, 2001, none of these warrants have been exercised.

(10)  Stock Repurchase Program

   On September 19, 2001, the Company's board of directors authorized the repurchase of up to $300 million of the Company's common stock. As of December 31, 2001, the Company has repurchased 330,000 shares for approximately $6.4 million under the stock repurchase program. Shares repurchased under the stock repurchase program are included in treasury stock on the accompanying consolidated balance sheets.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)


(11)  Employee Benefit Plans

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

(12)  Legal Proceedings

   On December 1, 1998, the Company filed a patent infringement action against Pioneer Electronic Corp., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc. (collectively "Pioneer") in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by Pioneer's interactive program guide. Pioneer alleges the Company violated federal antitrust laws and misused certain patents.

   On December 3, 1998, Scientific-Atlanta, Inc. ("SA") filed an action against the Company in the U.S. District Court for the Northern District of Georgia. The action alleges the Company violated federal antitrust laws and misused its patents. SA seeks damages, injunctive relief and a declaration that certain patents are unenforceable, not infringed or invalid.

   On December 4, 1998, the Company filed a patent infringement action against SA in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by SA's interactive program guide.

   On April 23, 1999, SA filed an action against the Company in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. This case has been coordinated for pretrial purposes with the July 23, 1999 action described below filed by SA against StarSight Telecast, Inc. ("StarSight"), a wholly owned subsidiary of the Company. The parties are in pretrial proceedings.

   On April 26, 1999, the Judicial Panel on Multi-District Litigation ordered that the Pioneer and SA federal lawsuits noted above which were pending outside the Northern District of Georgia be transferred to the Northern District of Georgia for coordinated or consolidated pretrial proceedings with the December 3, 1998 action pending in that district (the "MDL Transfer Order").

   On June 25, 1999, SA filed an action against StarSight in the U.S. District Court for the Northern District of Georgia, seeking a declaratory judgment of invalidity and non-infringement of two patents. On August 2, 1999,

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(12)  Legal Proceedings (continued)

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

   On December 5, 2000, EchoStar filed an antitrust action against the Company and several of its subsidiaries in the U.S. District Court for the District of Colorado. The action alleges the Company and several of its

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(12)  Legal Proceedings (continued)

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

   On December 29, 2000, Gemstar International Group, Ltd., Barnes & Noble, Inc. and Thomson Consumer Electronics were named as defendants in an action for patent infringement by Jennifer Landau, an individual, that relates to e-book technology. The Company was served with this action in May 2001. This action, captioned Jennifer Landau v. Barnes & Noble, et al., USDC Case No. C-00-593-B, is pending in the U.S. District Court for the District of New Hampshire. Gemstar and Barnes & Noble have now responded to plaintiff's complaint, and the parties are in pretrial proceedings.

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

   On February 14, 2001, the Company and StarSight Telecast, Inc. filed a complaint requesting that the United States International Trade Commission ("ITC") commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337 ("Section 337"), regarding imports of certain set-top boxes and components thereof. The complaint alleges that Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., Scientific-Atlanta, Inc., EchoStar Communications Corporation and SCI Systems, Inc. (collectively "Respondents"), are violating Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or sale in the United States after importation, of set-top boxes and/or components that infringe, directly, contributorily or by inducement, of certain patents owned by the Company. The complaint requests an order excluding from entry into the United States all imported set-top boxes and components that infringe, directly, contributorily or by inducement, any claims of the patents in suit, and directing Respondents to cease and desist from importing, marketing, advertising, demonstrating, warehousing, distributing, selling and/or using set-top boxes or components that so infringe. On or about March 16, 2001, the ITC instituted the requested investigation referred to as "In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation No. 337-TA-454 (ITC)". An administrative hearing was held during December 2001, and the parties are now awaiting a decision from the Administrative Law Judge.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(12)  Legal Proceedings (continued)


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

   On November 2, 2001, Thomson multimedia, Inc. sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson Multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020
(GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In addition to its claim for declaratory relief (discussed above), Thomson has now also added a claim for antitrust violations under federal and state law. On February 1, 2002, the Gemstar parties filed a motion to dismiss Thomson's claims. At the same time, the Gemstar parties filed a motion, in the alternative, to bifurcate or sever Thomson's antitrust claims. The Court has yet to rule on either of these motions.

   On November 30, 2001, Thomson multimedia, Inc. ("Thomson, Inc.") initiated an arbitration with the American Arbitration Association against the Company. The Statement of Claims filed by Thomson, Inc. alleges that the Company has breached certain obligations under a group of agreements signed by the parties as of December 31, 1999 relating to a joint venture between the parties for revenue sharing of advertising on electronic programming guides. On January 7, 2002, the Company filed an Answering Statement and Counterclaim, inter alia, denying all allegations of the claims filed by Thomson, Inc. and the Company, in addition, asserted counterclaims against Thomson, Inc. and Thomson multimedia, S.A. ("Thomson S.A.") alleging, inter alia, that Thomson S.A. had breached certain of its obligations under one of the agreements signed by the parties as of December 31, 1999 relating to the introduction of electronic programming guides in Europe.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(12)  Legal Proceedings (continued)


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

   On May 3, 2000, a complaint was filed in the U.S. District Court for the Southern District of New York against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc. and a wholly owned subsidiary of the Company) and other parties by United Magazine Company, Inc. ("Unimag") and related entities. The complaint alleges claims against Murdoch Magazines for violation of the Robinson-Patman Act, breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property and trade secrets, tortuous destruction of business, breach of confidential relationship and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys' fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution, Inc. as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Act. The Company filed a motion to dismiss all of the claims asserted against it. On May 1, 2001, the Court heard oral argument on the Company's motion to dismiss, and an Opinion and Order was issued on May 31, 2001, dismissing all fifteen counts in Unimag's Amended Complaint, most with prejudice and some with leave to replead. On June 21, 2001, Unimag and the other plaintiffs filed a Second Amended Complaint, in essence alleging violations of the Robinson-Patman Act, breach of fiduciary duties and confidential relationships by the national distributor defendants and Murdoch Magazines, along with tort and statutory claims. All defendants, including Murdoch Magazines, have filed motions to dismiss portions of the Second Amended Complaint. By Opinion and Order dated December 17, 2001, the Court granted the motions in part and denied them in part. The claims for breach of fiduciary duties and confidential relationships against the national distributor defendants and Murdoch Magazines were dismissed with prejudice. The Robinson-Patman claims remain, along with certain statutory claims. The parties have met to discuss discovery as the case proceeds on the remaining issues.

   During July and August 2000, TV Guide was served with more than 20 class action complaints filed primarily in the U.S. District Court for the Southern District of New York on behalf of magazine subscribers. These complaints, which have been consolidated into a single action, allege that TV Guide, the Magazine

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(12)  Legal Proceedings (continued)

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

(13)  Related Party Transactions and Other Significant Relationships

   In connection with the acquisition of TV Guide in 2000, The News Corporation Limited ("News Corp.") became a stockholder of the Company. As of December 31, 2001, News Corp. directly and indirectly owns approximately 42% of the Company's outstanding common stock and has the right to designate six directors on the Company's board. The Company earned advertising revenues of $19.3 million and $10.4 million for the year ended December 31, 2001 and the period from the date of the TV Guide acquisition through December 31, 2000, respectively, from entities controlled by News Corp. During those same periods, the Company acquired programming from News Corp. controlled entities of $11.3 million and $7.8 million, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corp. As of December 31, 2001 and 2000, the Company had receivables due from News Corp. controlled entities totaling $4.6 million and $9.5 million, respectively, and payables due to News Corp. controlled entities totaling $302,000 and $965,000, respectively. In addition, the Company purchases paper through a paper procurement arrangement with News Corp. at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

   Liberty Media Corporation ("Liberty Media"), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corp. For the period January 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, and the period from the date of the TV Guide acquisition through December 31, 2000, the Company purchased programming from Liberty Media controlled affiliates of $4.5 million and $7.4 million, respectively. During those same periods, the Company also sold video, program

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(13)  Related Party Transactions and Other Significant Relationships (continued)

promotion and guide services and subscriber management services to AT&T Broadband and Internet Services ("BIS") and its consolidated affiliates of $6.7 million and $8.4 million, respectively. In addition, during those same periods, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $2.4 million and $3.9 million, respectively. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

   The Company has included in the amounts discussed above, transactions with News Corp., BIS, and Liberty Media and all entities in which BIS, Liberty Media and News Corp. have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corp. own, directly or indirectly, 50% or less.

   The Company has multiple transactions with Thomson multimedia, Inc., including Thomson's licensing of the Company's VCR Plus+, GUIDE Plus+ and eBook technologies, Thomson's advertising on the Company's platforms, primarily the interactive program guide platforms, the Company's participation in marketing and promotion campaigns on Thomson products carrying the Company's technology, and the two companies being joint venture partners in the sale of advertising and electronic program guides on televisions. During the year ended December 31, 2001, revenues earned from the relationship with Thomson were $76.2 million and expenses incurred were $34.6 million. Of the revenue earned from Thomson in this period, $10.1 million was recognized as IPG advertising revenue in the Interactive Platform Sector. As of December 31, 2001, the Company has receivables due from and a payable due to Thomson totaling $53.2 million and $36.5 million, respectively.

(14)  Segment and Geographical Information

   The Company organizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company's technologies include the interactive program guides ("IPG") marketed under the GUIDE Plus+ and TV Guide Interactive brands, the VCR Plus+ system and the electronic book ("eBook")); the Interactive Platform Sector, which derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG Network, SkyMall catalog sales, Superstar/Netlink Group and other non-interactive platforms and media properties. Segment information reported in prior years has been reclassified to conform with the current year presentation.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(14)  Segment and Geographical Information (continued)


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

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(14)  Segment and Geographical Information (continued)


   Segment information for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 is as follows (in thousands):

                                                                        Restated   Restated
                                                           Restated   Nine months    Year
                                                          Year ended     ended       ended
                                                         December 31, December 31, March 31,
                                                           2001(1)      2000 (1)     2000
                                                         ------------ ------------ ---------
Technology and Licensing Sector:
   Revenues.............................................  $  267,727   $ 160,626   $215,264
   Expenses (2).........................................      97,781      65,526     70,728
                                                          ----------   ---------   --------
   EBITDA (3)...........................................  $  169,946   $  95,100   $144,536
                                                          ==========   =========   ========
Interactive Platform Sector:
   Revenues.............................................  $   78,704   $  20,068   $  3,641
   Expenses (2).........................................     120,368      47,872     27,859
                                                          ----------   ---------   --------
   EBITDA (3)...........................................  $  (41,664)  $ (27,804)  $(24,218)
                                                          ==========   =========   ========
Media and Services Sector:
   Revenues.............................................  $  952,452   $ 514,907   $ 10,306
   Expenses (2).........................................     702,750     376,532     10,169
                                                          ----------   ---------   --------
   EBITDA (3)...........................................  $  249,702   $ 138,375   $    137
                                                          ==========   =========   ========
Consolidated (after eliminations)
   Revenues.............................................  $1,288,918   $ 694,610   $229,211
   Expenses (2).........................................     910,934     488,939    108,756
                                                          ----------   ---------   --------
   EBITDA (3)...........................................     377,984     205,671    120,455
Stock compensation......................................     (44,729)    (18,294)        --
Depreciation and amortization...........................    (942,060)   (443,312)    (5,863)
Impairment of goodwill..................................     (10,800)         --         --
Nonrecurring expenses...................................          --          --    (15,895)
Interest expense........................................     (27,298)    (24,783)        --
Other (expense) income, net.............................    (119,126)     15,021     13,688
                                                          ----------   ---------   --------
(Loss) income before income taxes and extraordinary item  $ (766,029)  $(265,697)  $112,385
                                                          ==========   =========   ========

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(14)  Segment and Geographical Information (continued)

--------
(1) Effective July 18, 2001 and July 12, 2000, the Company's consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases.
(2) Expenses means operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and nonrecurring expenses.
(3) EBITDA means operating income before noncash stock compensation expense, depreciation and amortization, impairment of goodwill and nonrecurring expenses, which consist of merger related costs incurred as a result of the mergers with NuvoMedia, Inc. and SoftBook Press, Inc. in fiscal year 2000. Due to purchase accounting related to the Company's merger with TV Guide on July 12, 2000, the results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(14)  Segment and Geographical Information (continued)


   A summary of the Company's revenues, operating income (loss) and identifiable assets by geographic area is as follows (in thousands):

                                                    Restated   Restated
                                       Restated   Nine months    Year
                                      Year ended     ended       ended
                                     December 31, December 31, March 31,
                                         2001         2000       2000
                                     ------------ ------------ ---------
        Revenues:
           United States............  $1,222,133   $ 574,430   $132,007
           Foreign (1)..............      66,785     120,180     97,204
                                      ----------   ---------   --------
               Total................  $1,288,918   $ 694,610   $229,211
                                      ==========   =========   ========
        Operating income (loss) (2):
           United States............  $ (646,929)  $(358,646)  $ 29,840
           Foreign..................      27,324     102,711     68,857
                                      ----------   ---------   --------
               Total................  $ (619,605)  $(255,935)  $ 98,697
                                      ==========   =========   ========

                                              Restated
                                 -----------------------------------
                                 December 31, December 31, March 31,
                                     2001         2000       2000
                                 ------------ ------------ ---------
            Identifiable assets:
               United States....  $9,380,356  $10,613,052  $424,378
               Foreign (3)......     192,672       84,066    30,565
                                  ----------  -----------  --------
                   Total........  $9,573,028  $10,697,118  $454,943
                                  ==========  ===========  ========

--------
(1) Revenues and operating income included in foreign are principally earned by entities in the British Virgin Islands.
(2) Operating income (loss) consists of total revenues less operating expenses and does not include other (expense) income.
(3) Identifiable assets included in foreign are principally held by entities in the British Virgin Islands.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(14)  Segment and Geographical Information (continued)


   No single customer accounted for more than 10% of total revenues for the year ended December 31, 2001 or for the nine months ended December 31, 2000. The Company had revenues attributed to individual customers in excess of 10% of total revenues for the year ended March 31, 2000:

                                              Restated
                                             Year ended
                                             March 31,
                                                2000
                                             ----------
                        Customer A..........     18%
                        Customer B..........     12%
                        Customer C..........     11%

(15)  Quarterly Information (unaudited)

                                                   Quarter ended
                                  -----------------------------------------------
                                  March 31,   June 30,  September 30, December 31,
                                  ---------  ---------  ------------- ------------
                                       (in thousands, except per share data)
2001 (Restated)
Revenues......................... $ 333,242  $ 308,394    $ 316,041    $ 331,241
Operating loss...................  (146,965)  (161,163)    (150,083)    (161,394)
Net loss.........................  (135,362)  (147,894)    (140,251)    (212,151)
Basic and diluted loss per share. $   (0.33) $   (0.36)   $   (0.34)   $   (0.51)

2000 (Restated) (1)
Revenues......................... $  71,765  $  55,807    $ 296,803    $ 342,000
Operating income (loss)..........    27,250     27,587     (134,752)    (148,770)
Net income (loss)................    19,621     24,259     (124,031)    (136,355)
Basic earnings (loss) per share.. $    0.09  $    0.12    $   (0.32)   $   (0.33)
Diluted earnings (loss) per share $    0.08  $    0.10    $   (0.32)   $   (0.33)

--------
(1) Reported results for the transition period from April 1, 2000 to December 31, 2000 did not include results for the three months ended March 31, 2000.

   Effective July 18, 2001 and July 12, 2000, the Company's consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as a purchases. See Note 3.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(15)  Quarterly Information (unaudited) (continued)


   Operating results for the fourth quarter of 2001 include $14.8 million of additional unearned compensation amortization resulting from a senior executive officer that separated from the Company, impairment of goodwill of $10.8 million and a $98.3 million write-down of certain of the Company's technology investments and marketable securities.

(16)  Subsequent Events (restated)

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

   Dr. Yuen will receive approximately $22 million and Ms. Leung approximately $7 million as termination payments for their existing contracts. The cash payable to Dr. Yuen and Ms. Leung under this settlement, as well as other accrued but unpaid amounts due under their employment agreements totaling $8.0 million, will be held by the Company in a segregated account for up to six months pending possible deposit of all or a portion of such cash into an escrow account pursuant to the Sarbanes-Oxley Act. In addition, approximately 20 million outstanding options held by Dr. Yuen and Ms. Leung were cancelled. The Company currently intends to grant

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(16)  Subsequent Events (restated) (continued)

  Management Restructuring (continued)

Dr. Yuen and Ms. Leung approximately 8 million shares of restricted stock and approximately 9 million new stock options in connection with their termination, employment and other future agreements.

   The Company expects to record a charge related to this settlement agreement in the fourth quarter of 2002.

  SEC Formal Investigation

   On October 17, 2002, the U.S. Securities and Exchange Commission ("SEC") issued a formal order of investigation to determine whether there have been violations of the federal securities laws. The Company previously disclosed that it has been in discussions with the SEC regarding the Company's recently completed internal accounting review. By formalizing this previously informal discussion, the SEC will have the ability to subpoena individuals and entities in order to gather more information. The Company intends to continue to fully cooperate with the SEC as it moves forward in its process.

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

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(16)  Subsequent Events (restated) (continued)

  Nasdaq Delisting Proceeding (continued)


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

   On July 2, 2002, the United States District Court for the Western District of North Carolina in the legal proceeding SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. (the "SuperGuide case") ruled that certain of the defendants' products did not infringe the SuperGuide Patents, and on July 25, 2002, the court dismissed all remaining claims in the case. The Company was a third-party defendant in this matter and had joined in SuperGuide's infringement allegations against one of the defendants, EchoStar. The Company has filed a notice of appeal of this decision to the United States Court of Appeals for the Federal Circuit.

   The Company is a party to certain proceedings consolidated in the United States District Court for the Northern District of Georgia by the Judicial Panel on Multi-District Litigation against Scientific-Atlanta and Pioneer, among other parties and involving several patents, as described in Note 12 (Legal Proceedings). On August 30, 2002, the Company received an order from that Court finding that two of the patents involved in these cases were not infringed by certain digital set-top box products produced by Scientific-Atlanta and Pioneer. On November 4, 2002, the Court ruled that the remaining Scientific-Atlanta and Pioneer products at issue in this proceeding were not infringed by the two patents that were the subject of the August 30/th/ ruling. The Company intends to seek review of these decisions in the most expedited manner possible.

   The MDL proceedings also involve three patents which were involved in the SuperGuide case. The non-infringement rulings on July 2, 2002 and July 25, 2002 were based in part on a previous ruling of that Court interpreting the scope of the patents at issue. On October 25, 2002, the Georgia Court hearing the MDL cases ruled that it was obligated to accept the North Carolina Court's ruling on the scope of the patents at issue without

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(16)  Subsequent Events (restated) (continued)

  Significant Patent Litigation Rulings (continued)

deciding whether the underlying ruling was correct as a matter of law. The Georgia Court has not ruled on Scientific-Altanta's infringement of these patents under this interpretation.

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

   Under the requirements of Statement 142, goodwill and indefinite-lived intangible assets must be tested on an interim basis if events or circumstances indicate that the estimated fair value of the assets has decreased below its carrying value. Also, under the requirements of Statement 144, the Company is required to record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In view of the above-mentioned adverse ruling in the ITC proceeding and the additional fact that the Company has experienced a sustained decline in its market capitalization (expressed as its share price multiplied by the number of shares outstanding) during 2002, from $11.5 billion at January 1, 2002 to $2.2 billion at June 30, 2002, the Company performed an interim impairment analysis of its goodwill, indefinite-lived intangible assets and certain finite-lived intangible assets as of June 30, 2002, with the assistance of a third-party valuation expert.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(16)  Subsequent Events (continued)


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

  Intangible Asset Impairment

   The Company completed its transitional indefinite lived intangible asset impairment tests during the three months ended March 31, 2002 and June 30, 2002 respectively. The Company recorded an impairment charge of $187.8 million, net of tax, related to its indefinite-lived intangible assets and $5,115.5 million related to goodwill resulting in a total transitional impairment charge of $5,303.3 million, net of tax. The charge has been recorded as the cumulative effect of an accounting change as of January 1, 2002.

   Based on an interim impairment analysis under Statement 142, the Company recorded pre-tax impairment charges to its goodwill and trademark of $22.8 million and $24.0 million, respectively, during 2002 as an operating expense.

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

  Other Legal Proceedings

   In addition to the significant patent rulings described above, there have been certain other material developments in legal proceedings to which the Company is a party:

   On October 18, 1999, a former employee of ODS Technologies, L.P. ("ODS"), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint sought an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. On April 22, 2002, the Court granted ODS and TV Guide summary judgment dismissing the case. The former

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(16)  Subsequent Events (continued)

  Other Legal Proceedings (continued)

employee appealed the grant of summary judgment, but the appeal subsequently was dismissed. The plaintiff has filed a motion for reinstatement and this case is currently pending on appeal.

   On January 18, 2000, the Company's StarSight subsidiary filed a patent infringement action against TiVo Inc. ("TiVo") in the U.S. District Court for the Northern District of California. The suit claims, among other matters, that TiVo willfully infringed certain StarSight intellectual property by virtue of TiVo's deployment, marketing, offers to sell and sale of personalized video recorder devices containing an unlicensed IPG. StarSight is seeking an injunction and monetary damages. On February 25, 2000, TiVo answered StartSight's Complaint, and also filed counterclaims against the Company and StarSight alleging, among others, that the Company has violated federal antitrust law and the California unfair business practices act. In its counterclaims, TiVo seeks, among other relief, damages and an injunction. On August 5, 2002, the Court entered a stipulation at the parties' request to stay the proceeding pending resolution of the investigation before the ITC, described above, and the Court has accepted that agreement. After the resolution of any and all appeals stemming from the ITC investigation (including any appeal to the United States Court of Appeals for the Federal Circuit), we expect the Court will be notified of this fact and expect the case to be re-activated at that point.

   During July and August 2000. TV Guide was served with more than 20 class action complaints filed primarily in the U.S. District Court for the Southern District of New York on behalf of magazine subscribers. These complaints, which have been consolidated into a single action, allege that TV Guide, the Magazine Publishers Association ("MPA"), and 12 other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys' fees and costs. Plaintiffs filed a motion for partial summary judgment. After oral argument was heard on January 10, 2001, the parties entered into settlement discussions. Settlement negotiations continued over the next several months and in April 2002, the defendants submitted final settlement documents to plaintiffs for their approval. Subsequently, the parties signed a settlement agreement, and on July 3, 2002, plaintiffs filed a motion for preliminary approval of the settlement. On August 29, 2002, the court held a hearing at which the pending motion was discussed. The Court entered an order on September 20, 2002, granting the motion for preliminary approval.

   On November 17, 2000, Pioneer Digital Technologies, Inc. filed suit against the Company and various of its subsidiaries in Los Angeles County Superior Court. On January 12, 2001, Pioneer Digital Technologies filed its first amended complaint which claims, among other matters, that the Company and certain of its subsidiaries have violated state antitrust and unfair competition laws. Pioneer Digital Technologies is seeking damages and

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(16)  Subsequent Events (continued)

  Other Legal Proceedings (continued)

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

   On November 2, 2001, Thomson multimedia, Inc. ("Thomson") sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C. TVG-PMC, Inc., StarSight Telecast, Inc. and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity or certain patents as to which the Company is a licensee. In addition to its claim for declaratory relief (discussed above), Thomson has now also added a claim for antitrust violations under federal and state law. On April 22, 2002, Thomson also filed a tag-along notice with the Judicial Panel for Multi-District Litigation (the "MDL Panel") requesting that this entire action be transferred to Georgia for coordinated pretrial proceedings with the MDL proceedings discussed in the Company's Form 10-K for the period ended December 31, 2001. On June 3, 2002, the MDL Panel issued a Conditional Transfer Order and Simultaneous Separation and Remand of Certain Claims conditionally transferring Thomson's antitrust claims to Georgia, but separating and remanding the balance of the claims in this case to Delaware. In response, Thomson filed a motion with the MDL Panel to transfer the entire case to Georgia. On October 16, 2002, the MDL Panel issued an Order of Transfer and Simultaneous Separation and Remand of Certain Claims in which it denied Thomson's motion to transfer the entire case to Georgia. In so ruling, the MDL Panel adopted its decision in the June 3, 2002 Conditional Transfer Order and transferred Thomson's antitrust claims to Georgia, but separated and remanded the balance of the claims in the case to Delaware. Now that the MDL Panel has issued its final order, the Company understands that the Delaware litigation will be reactivated, and Thomson's antitrust claims will be transferred and coordinated for pretrial purposes with the Georgia MDL Proceedings.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(16)  Subsequent Events (continued)

  Other Legal Proceedings (continued)


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

   In April and May 2002, the Company and its principal executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934 (the "1934 Act") and the Securities Act of 1933 (the "1933 Act"). Also named in several of the complaints is The News Corporation Limited ("News Corp."), a shareholder of the Company. The complaints name some or all of the same parties as defendants, and purport to state claims on behalf of all persons who purchased the Company's common stock during various periods, the broadest of which is August 11, 1999 through April 4, 2002. More particularly, the alleged claims are brought under Sections 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5. The essence of the allegations is that the defendants allegedly intentionally failed to properly account for revenue accrued from Scientific-Atlanta; failed to properly account for a non-monetary transaction, pursuant to which intellectual property rights were obtained, in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with the Company's acquisition of TV Guide, Inc. Plaintiffs allege that this had the effect of materially overstating the Company's reported financial results. Pursuant to the parties' stipulation, the District Court has consolidated all of the lawsuits (and any subsequently filed lawsuits) into one case known as In re Gemstar-TV Guide International Securities Litigation, Master File No. 02-2775, NM (PLAx) (C.D. Cal.) Several groups of plaintiffs and their counsel filed motions to be appointed lead plaintiff and lead plaintiff's counsel. Pursuant to an amended order dated August 9, 2002, the Court appointed the Teachers Retirement System of Louisiana and the General Retirement System of the City of Detroit as co-lead plaintiffs, and appointed Bernstein, Litowitz, Berger & Grossman, L.L.P., as lead plaintiffs' counsel. Plaintiff Georgica Advisors has requested that the court reconsider that decision and appoint it as lead plaintiff. The motion is scheduled to be heard on November 18, 2002. Lead plaintiffs are expected to file their consolidated complaint on or before December 12, 2002. Defendants' response to the consolidated complaint is expected to be due on or before February 14, 2003. In addition, an Oklahoma limited partnership filed a lawsuit

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(16)  Subsequent Events (continued)

  Other Legal Proceedings (continued)

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

   On August 22, 2002, Scientific-Atlanta filed an adversary complaint in the United States Bankruptcy Court for the Northern District of California. The Complaint alleged that by seeking to acquire certain assets (including certain patents) owned by DIVA Systems Corporation ("DIVA"), the Company would be in violation of a federal antitrust statute, Clayton Act (S)7, 15 U.S.C. (S)18. DIVA currently is a debtor-in-possession pursuant to Chapter 11 of the bankruptcy code. Also on August 22, 2002, Scientific-Atlanta filed a tag along notice with the MDL Panel, seeking to have its complaint concerning the acquisition of DIVA assets transferred to the U.S. District Court for the Northern District of Georgia, the Court overseeing the cases subject to the MDL Transfer Order described above. On October 2, 2002, the Bankruptcy Court dismissed Scientific-Atlanta's adversary complaint. Shortly thereafter, Scientific-Atlanta notified the MDL Panel that the Bankruptcy Court had dismissed its adversary complaint.

   On September 6, 2002, TV Guide Distribution, Inc. ("TVGD"), together with six other plaintiffs comprising national distributors of magazines, filed an action entitled TV Guide Distribution, Inc. et al. v. Ronald E. Scherer et al., in the Court of Common Pleas, Franklin County, Ohio (Case No. 02CVH099891). The complaint named

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(16)  Subsequent Events (continued)

  Other Legal Proceedings (continued)

more than thirty defendants, made up of principals and shareholders of United Magazine Company, Inc. ("Unimag") and their affiliates, regional wholesalers of magazines that went out of business in September 1999, leaving more than $100 million of outstanding receivables due and owing to the national distributor plaintiffs. The complaint alleges that defendants engaged in a course of conduct that violated Ohio statutes prohibiting fraudulent conveyances and other unlawful payments designed to hinder, delay or defraud TVGD and the other plaintiffs, Unimag's creditors. An initial status conference has been scheduled for November 21, 2002. See the Company's Form 10-Q for the quarter ended March 31, 2002, as amended, for a discussion of other ongoing litigation involving Unimag and TVGD.

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

   On November 6, 2002, Scientific-Atlanta, Inc. and PowerTV, Inc. ("S-A") filed a counterclaim against the Company and certain of its subsidiaries in a case captioned Personalized Media Communications, L.L.C. v. Scientific-Atlanta, Inc. and PowerTV, Inc., United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 02-CV-824 (CAP). At that time, S-A asserted declaratory relief claims against the Gemstar parties seeking a declaration of noninfringement, invalidity and unenforceability of certain patents as to which the Company is a licensee. On November 6, 2002, S-A also filed a motion with the MDL Panel to transfer this action to Delaware for consolidation of pretrial proceedings with the Pegasus Development Corporation, et al. v. DirecTV, Inc., et al. matter discussed above. The Company has not yet been served with S-A's counterclaims or motion to transfer, and has therefore not had the opportunity to fully evaluate this matter.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(16)  Subsequent Events (continued)

  Other Legal Proceedings (continued)


   On November 7, 2002, the Company received a letter from the United States Department of Justice ("DOJ"). The DOJ has indicated they believe that Gemstar International Group Limited and TV Guide, Inc. engaged in unlawful coordination of activities prior to their merger on July 12, 2000. The Company has reason to believe that the DOJ may initiate an action against the Company under federal antitrust laws in the near future. The DOJ has also indicated that it would be willing to enter into negotiated agreement with the Company and has provided the Company with a possible settlement structure, including the imposition of a fine and certain other conditions and restrictions. The Company believes that its conduct prior to the merger was lawful, but will evaluate whether there are acceptable terms for a negotiated resolution in this matter.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                         Balance
                                           at     Charged  Charged               Balance
                                        Beginning   to     to Other             at End of
Description                             of Period Expense  Accounts  Deductions  Period
-----------                             --------- ------- --------   ---------- ---------
Allowance for doubtful accounts:
   Year ended December 31, 2001........  $26,646  $17,101 $ 3,614(1)  $15,084    $32,277
   Nine months ended December 31, 2000.    2,627   12,097  17,432(2)    5,510     26,646
   Year ended March 31, 2000...........       --    2,627      --          --      2,627

--------
(1) Amount represents the allowance for doubtful accounts acquired as part of the assets and liabilities acquired in the SkyMall Transaction.
(2) Amount represents the allowance for doubtful accounts acquired as part of the assets and liabilities acquired in the TV Guide Transaction.

--------------------------------------------------------------------------------
The information contained in the Unaudited Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and there can be no assurance that at the conclusion of its audit the Company's independent accounting firm will issue an opinion (unqualified or otherwise) on the Unaudited Consolidated Financial Statements. The Company recently engaged a new independent accounting firm to audit its Unaudited Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's audit of the Unaudited Consolidated Financial Statements and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Consolidated Financial Statements contained in this report should not be relied upon.

                                 EXHIBIT INDEX

Exhibit
Number                                          Document Description
------                                          --------------------

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

  3.2   Amended and Restated Bylaws of Gemstar-TV Guide International, Inc. (Incorporated by reference to Gemstar's Amendment No. 1 on Form 10-K/A, filed April 30, 2002)

  4.1   Second Amended and Restated Rights Agreement, effective as of July 12, 2000, between Gemstar and American Stock Transfer & Trust Company (Incorporated by reference to Gemstar's Form
          8-K filed July 12, 2000).

 10.1   Gemstar-TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (Formerly the Gemstar International Group Limited 1994 Stock Incentive Plan; Composite Plan Document
          Reflecting Stock Splits and Plan Amendments Through 2001) (Incorporated by reference to
          Gemstar's Amendment No. 1 on Form 10-K/A, filed April 30, 2002)

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

 10.9   Amendment to Amended and Restated Employment Agreement, dated as of April 13, 2000, among
          Gemstar-TV Guide International, Inc., Gemstar Development Corporation and Elsie Leung
          (Incorporated by reference to Gemstar's Amendment No. 1 to Form 10-K/A, filed April 30, 2002)


10.10 Employment Agreement, entered into as of January 3, 2001, between Gemstar Development
        Corporation and Jonathan Orlick (Incorporated by reference to Gemstar's Amendment No. 1 on
        Form 10-K, filed April 30, 2002)

10.11 Employment Agreement, entered into as of March 1, 1999, between TV Guide, Inc. and Peter C.
        Boylan III (Incorporated by reference to Gemstar's Form 8-K, filed February 8, 2000)

10.12 Separation and Consulting Agreement, entered into as of March 4, 2002, between Gemstar-TV Guide
        International, Inc. and Peter C. Boylan III (Incorporated by reference to Gemstar's Amendment No.
        1 on Form 10-K/A, filed April 30, 2002)

10.13 Employment Agreement, dated August 1995, between Gemstar International Group Limited and
        Thomas L.H. Lau (Incorporated by reference to Gemstar's Form F-1 Registration Statement (33-
        79016), which was declared effective on October 10, 1995)

10.14 Separation and Consulting Agreement, entered into as of November 27, 2001, between Gemstar-TV
        Guide International, Inc. and Joachim Kiener (Incorporated by reference to Gemstar's Amendment
        No. 1 on Form 10-K/A, filed April 30, 2002)

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

10.22 Lock-Up Agreement between Gemstar and Robert M. Worsley, Christi M. Worsley and The Robert
        Merrill Worsley Family Revocable Trust, dated July 28, 1998 (Incorporated by reference to
        Gemstar's Form S-4 Registration Statement (333-62986), filed June 14, 2001)

10.23 Amendment No. 2 to the Amended and Restated Employment Agreement, dated as of May 4, 2001, between the Company and Henry C. Yuen.

 21.1 List of Subsidiaries*

--------
* Previously filed on April 1, 2002 with Gemstar's Form 10-K for the year ended December 31, 2001.