Form 10-Q
period 2002-09-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2002-11-15
CIK 923282

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

               For the quarterly period ended September 30, 2002

                                      or

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   As of November 4, 2002, there were outstanding 408,155,584 shares of the registrant's Common Stock, par value $0.01 per share.

================================================================================

                               EXPLANATORY NOTE

   This Quarterly Report on Form 10-Q for Gemstar-TV Guide International, Inc. (the "Company") for the quarter ended September 30, 2002, includes an amendment and restatement of the items described below contained in the Company's Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission ("SEC") on November 14, 2001. Such items were amended and restated by Amendment No. 2 to Form 10-K/A as filed by the Company on November 14, 2002 to amend and restate certain items contained in the Company's Annual Report on Form 10-K originally filed with the SEC on April 1, 2002, and as amended by Amendment No. 1 on Form 10-K/A originally filed with the SEC on April 30, 2002.

   This Quarterly Report on Form 10-Q includes restatements of prior year information:

   . To restate the Company's Unaudited Condensed Consolidated Financial Statements for the periods ended September 30, 2001, to correct the accounting for the acquisition of certain intellectual property acquired in 2001, to reclassify multi-platform advertising revenues between sectors, to reverse revenue recognized under an expired license agreement and to make certain other adjustments, as more fully described in Note 2 to the Company's unaudited condensed consolidated financial statements (the "Unaudited Condensed Consolidated Financial Statements") included in Part I, Item 1, Financial Statements. The restated Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have not been audited or reviewed by an independent accounting firm and, therefore, should not be relied upon.

   . To amend Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement on prior year periods.

   Rule 10-01(d) of Regulation S-X requires interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the SEC. The accompanying financial statements, as of September 30, 2002 and for the three-month and nine-month periods ended September 30, 2002 and 2001, have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 71, Review of Interim Financial Information ("SAS 71"), and, therefore, should not be relied upon. Accordingly, the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are deficient and do not comply with the requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder. As a result, the Company's new Chief Executive Officer and Acting Chief Financial Officer, who were appointed on November 7, 2002, are unable to make the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

   The Company recently engaged a new independent accounting firm to audit its consolidated financial statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements discussed in this report. In connection with such review, the Company will be reviewing its accounting policies to ensure compliance with accounting principles generally accepted in the United States of America. Specifically the Company will be focusing on the accounting for licensing and advertising revenues, including but not limited to, revenues from strategic customers and multi-platform advertisers. The Company intends to file an amendment to this Quarterly Report on Form 10-Q to include such reviewed Condensed Consolidated Financial Statements as promptly as practicable after such review has been completed.However, there can be no assurance as to when such review will be completed. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of the policies to various types of transactions, the Company will further restate these Unaudited Condensed Consolidated Financial Statements presented herein in an amendment to the Quarterly Report on Form 10-Q for the period ended September 30, 2002. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets--Unaudited...................   1

        Condensed Consolidated Statements of Operations--Unaudited.........   2

        Condensed Consolidated Statements of Stockholders'
        Equity--Unaudited..................................................   3

        Condensed Consolidated Statements of Cash Flows--Unaudited.........   4

        Notes to Condensed Consolidated Financial Statements--Unaudited....   5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................  32

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  68

Item 4. Controls and Procedures............................................  68

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..................................................  70

Item 6. Exhibits and Reports on Form 8-K...................................  70

Signature..................................................................  72

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS--UNAUDITED
                     (In thousands, except per share data)

                                                                      September 30, December 31,
                                                                          2002        2001(1)
                                                                      ------------- ------------
                                                                                      Restated
                                                                                    ------------
                              ASSETS
Current assets:
    Cash and cash equivalents........................................  $   354,865   $  349,250
    Marketable securities............................................       30,646       42,212
    Receivables, net.................................................      159,256      285,076
    Deferred tax asset, net..........................................       19,506       14,957
    Other current assets.............................................       38,356       38,391
                                                                       -----------   ----------
       Total current assets..........................................      602,629      729,886
Property and equipment, net..........................................       68,533       87,950
Goodwill.............................................................      346,372    5,485,807
Indefinite-lived intangible assets...................................      568,414      893,425
Finite-lived intangible assets, net..................................      722,490    2,242,503
Marketable securities and other investments..........................       69,772      107,569
Other assets.........................................................       23,969       25,888
                                                                       -----------   ----------
                                                                       $ 2,402,179   $9,573,028
                                                                       ===========   ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses............................  $   186,020   $  285,761
    Current portion of long-term debt and capital lease obligation...       84,810       62,201
    Current portion of deferred revenue..............................      209,363      261,420
                                                                       -----------   ----------
       Total current liabilities.....................................      480,193      609,382
Deferred tax liability...............................................      424,549    1,086,724
Long-term debt and capital lease obligation, less current portion....      186,918      271,029
Deferred revenue, less current portion...............................       93,645      109,507
Other liabilities....................................................        5,519        6,286

Commitments and contingencies (Note 9)
Stockholders' equity:
    Preferred stock, par value $.01 per share........................           --           --
    Common stock, par value $.01 per share...........................        4,182        4,179
    Additional paid-in capital.......................................    8,363,207    8,360,289
    Accumulated deficit..............................................   (7,069,555)    (838,638)
    Accumulated other comprehensive income, net of tax...............       16,428       24,101
    Unearned compensation............................................       (4,641)     (24,988)
    Treasury stock, at cost..........................................      (98,266)     (34,843)
                                                                       -----------   ----------
       Total stockholders' equity....................................    1,211,355    7,490,100
                                                                       -----------   ----------
                                                                       $ 2,402,179   $9,573,028
                                                                       ===========   ==========

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.
--------
(1) Restated in Second Amendment to Form 10-K/A filed on November 14, 2002.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED
                     (In thousands, except per share data)

                                                           Three Months Ended     Nine Months Ended
                                                             September 30,          September 30,
                                                          -------------------  -----------------------
                                                            2002       2001        2002        2001
                                                          --------  ---------  -----------  ----------
                                                                     Restated                Restated
                                                                    ---------               ----------
Revenues................................................. $253,350  $ 299,863  $   815,454  $  917,498
Operating expenses:
   Operating expenses, excluding stock compensation,
     depreciation and amortization, write-down and
     impairment charges..................................  190,836    208,213      597,692     642,956
   Stock compensation....................................    1,318      6,534       19,612      23,691
   Depreciation and amortization.........................   76,558    235,199      313,834     709,062
   Write-down of capitalized patent litigation costs.....       --         --       44,424          --
   Impairment of intangible assets.......................       --         --    1,259,147          --
                                                          --------  ---------  -----------  ----------
                                                           268,712    449,946    2,234,709   1,375,709
                                                          --------  ---------  -----------  ----------
Operating loss...........................................  (15,362)  (150,083)  (1,419,255)   (458,211)
Interest expense.........................................   (2,277)    (4,880)      (7,798)    (23,982)
Other expense, net.......................................   (6,431)    (7,840)     (23,811)     (6,786)
                                                          --------  ---------  -----------  ----------
Loss before income taxes, extraordinary loss on debt
  extinguishment and cumulative effect of an accounting
  change.................................................  (24,070)  (162,803)  (1,450,864)   (488,979)
Income tax benefit.......................................   (6,764)   (22,552)    (523,228)    (67,572)
                                                          --------  ---------  -----------  ----------
Loss before extraordinary loss on debt extinguishment and
  cumulative effect of an accounting change..............  (17,306)  (140,251)    (927,636)   (421,407)
Extraordinary loss on debt extinguishment, net of tax....       --         --           --      (2,100)
Cumulative effect of an accounting change, net of tax....       --         --   (5,303,281)         --
                                                          --------  ---------  -----------  ----------
Net loss................................................. $(17,306) $(140,251) $(6,230,917) $ (423,507)
                                                          ========  =========  ===========  ==========
Basic and diluted loss per share:
   Loss before extraordinary loss on debt extinguishment
     and cumulative effect of an accounting change....... $  (0.04) $   (0.34) $     (2.25) $    (1.02)
   Extraordinary loss on debt extinguishment, net of
     tax.................................................       --         --           --       (0.01)
   Cumulative effect of an accounting change, net of
     tax.................................................       --         --       (12.89)         --
                                                          --------  ---------  -----------  ----------
   Net loss.............................................. $  (0.04) $   (0.34) $    (15.14) $    (1.03)
                                                          ========  =========  ===========  ==========
Weighted average shares outstanding......................  408,151    412,361      411,428     411,673
Weighted average shares outstanding, assuming dilution...  408,151    412,361      411,428     411,673

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--UNAUDITED
                                (In thousands)

                                                            Three Months Ended       Nine Months Ended
                                                               September 30,           September 30,
                                                          ----------------------  -----------------------
                                                             2002        2001         2002        2001
                                                          ----------  ----------  -----------  ----------
                                                                       Restated                 Restated
                                                                      ----------               ----------
Balance at beginning of period........................... $1,232,739  $7,763,782  $ 7,490,100  $8,025,240
Net loss.................................................    (17,306)   (140,251)  (6,230,917)   (423,507)
Other comprehensive loss, net of taxes...................     (5,398)     (9,665)      (7,673)    (20,795)
                                                          ----------  ----------  -----------  ----------
Comprehensive loss.......................................    (22,704)   (149,916)  (6,238,590)   (444,302)
                                                          ----------  ----------  -----------  ----------
Issuance of common stock for acquisitions................         --      27,851           --      27,851
Purchases of treasury stock..............................         --          --      (63,423)         --
Other, principally shares issued pursuant to stock option
  plans, including tax benefit, and amortization of
  unearned compensation..................................      1,320      22,673       23,268      55,601
                                                          ----------  ----------  -----------  ----------
Balance at end of period................................. $1,211,355  $7,664,390  $ 1,211,355  $7,664,390
                                                          ==========  ==========  ===========  ==========


See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
                                (In thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           ----------------------
                                                                                               2002        2001
                                                                                           -----------  ---------
                                                                                                         Restated
                                                                                                        ---------
Cash flows from operating activities:
    Net loss.............................................................................. $(6,230,917) $(423,507)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Cumulative effect of an accounting change, net of tax..............................   5,303,281         --
       Depreciation and amortization......................................................     313,834    709,062
       Deferred income taxes..............................................................    (553,693)  (103,232)
       Tax benefit associated with stock options..........................................       1,651     18,173
       Stock compensation expense.........................................................      19,612     23,691
       Write-down of capitalized patent litigation costs..................................      44,424         --
       Impairment of intangible assets....................................................   1,259,147         --
       Investment write-down..............................................................      12,216      6,000
       Loss on asset dispositions.........................................................         580        390
       Changes in operating assets and liabilities:
          Receivables.....................................................................     124,596     24,436
          Other assets....................................................................       1,720      8,943
          Accounts payable, accrued expenses and other liabilities........................     (78,196)   (38,958)
          Deferred revenue................................................................     (67,387)   (69,528)
                                                                                           -----------  ---------
             Net cash provided by operating activities....................................     150,868    155,470
                                                                                           -----------  ---------
Cash flows from investing activities:
    Investments and acquisitions..........................................................      (3,617)   (30,908)
    Purchases of marketable securities....................................................     (45,677)   (85,363)
    Sales and maturities of marketable securities.........................................      72,582     85,730
    Sales of assets.......................................................................           3    107,011
    Additions to property and equipment...................................................      (6,368)   (15,575)
    Additions to intangible assets........................................................     (25,131)   (34,593)
                                                                                           -----------  ---------
             Net cash (used in) provided by investing activities..........................      (8,208)    26,302
                                                                                           -----------  ---------
Cash flows from financing activities:
    Repayments of borrowings under bank credit facilities and capital lease obligations...     (61,503)  (206,940)
    Repayment of senior subordinated notes................................................          --    (71,134)
    Purchases of treasury stock...........................................................     (63,423)        --
    Proceeds from exercise of stock options...............................................       1,270     13,737
    Distributions to minority interests...................................................     (14,069)   (15,191)
                                                                                           -----------  ---------
             Net cash used in financing activities........................................    (137,725)  (279,528)
                                                                                           -----------  ---------
Effect of exchange rate changes on cash and cash equivalents..............................         680       (276)
                                                                                           -----------  ---------
             Net increase (decrease) in cash and cash equivalents.........................       5,615    (98,032)
Cash and cash equivalents at beginning of period..........................................     349,250    488,046
                                                                                           -----------  ---------
Cash and cash equivalents at end of period................................................ $   354,865  $ 390,014
                                                                                           ===========  =========
Supplemental disclosures of cash flow information:
    Cash paid for income taxes............................................................ $    55,527  $  69,967
    Cash paid for interest................................................................       8,001     27,194

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED
                              SEPTEMBER 30, 2002

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

   The Company's unaudited condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2001 and its unaudited condensed consolidated balance sheet as of December 31, 2001 have been restated (see Note 2). All related dollar and per share amounts have been adjusted throughout the notes to the Unaudited Condensed Consolidated Financial Statements.

   Certain financial statement items for prior periods have been reclassified to conform with the 2002 presentation. See Note 5.

(2) Restatement

   Following the recommendation of the Audit Committee of the Company's Board of Directors, the Company made a determination to restate its previously filed consolidated financial statements for the year ended December 31, 2001, including the interim periods within that year, and the periods ended March 31, 2002 and June 30, 2002, related to the following transactions:

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

$3 million (the "Option"). The sellers of the intellectual property have the right to require the exercise of the Option if certain performance criteria are met. Additionally, the Company was conditionally obligated to pay $250,000 upon the successful transfer of certain patents to the Company. The $250,000 was paid in the third quarter of 2002.

   Initially, the Company recorded the intellectual property purchased at an amount equal to the $750,000 cash paid to the sellers in 2001 plus advertising with a fair value of $20 million granted to the sellers. In addition, the Option and related legal costs were recorded as an investment of $2.5 million. During 2001, the Company recognized $20 million of advertising revenue as it was used by the sellers and fully amortized the $20.75 million of intellectual property.

   Notwithstanding the contractual terms of the transaction, the Company did not find sufficient contemporaneous evidence to justify the $20.75 million valuation for the intellectual property received. The intellectual property was not appraised at the time of the transaction. Given the substance of the negotiations considered as a whole, the Company concluded that the most reliable evidence of the valuation of the intellectual property was the cash component of the transaction negotiated and agreed upon by the parties. Consequently, the Company determined that the best evidence of the fair value of the intellectual property was $6 million, which was the total amount of cash consideration that the sellers had requested and could receive under the terms of the transaction. To date, the Company has paid $3 million to the sellers in connection with this transaction.

   Accordingly, the Company determined that the transaction should be recorded in 2001 as the acquisition of intellectual property for cash and related expenses totaling $3.4 million. Consequently, the Company reversed $20 million of advertising revenue as well as $20.75 million of amortization expense. The $3.4 million recorded as intellectual property is being amortized over its estimated useful life of eight years, commencing with the third quarter of 2001.

   The effect of the restatement adjustment on the three and nine months ended September 30, 2001 was to reduce revenues by $7.0 million and $12.9 million, respectively, and to reduce amortization expense by $5.2 million and $10.2 million, respectively. This restatement reduced revenues of the Interactive Platform Sector by approximately 24% and 20% for the three and nine months ended September 30, 2001, respectively, as calculated before restatement.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

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

   In the fourth quarter of 2001, the Securities and Exchange Commission provided additional guidance regarding multiple-element transactions in Staff Accounting Bulletin No. 101, Revenue Recognition In Financial Statements ("SAB 101"), Frequently Asked Questions and Answers, Question 4. This guidance directed that revenue in multiple-element transactions should be allocated based upon the relative fair value of the elements involved in the transaction, provided that each element represents a separate earnings process. The Company's decision to reclassify $2.7 million in advertising revenue applies this guidance, in that the $5.5 million in total advertising value provided to multi-platform purchasers during the third and fourth quarters of 2001 was evenly split between IPG and print advertising. The Company, in consultation with its recently engaged independent accounting firm, is continuing to review the applicability of the referenced guidance to the multi-platform advertising transactions and, as a result, may determine that additional revenue should be reclassified from the Interactive Platform Sector to the Media and Services Sector.
   .

   In addition, the Company restated its previously filed Condensed Consolidated Financial Statements for the periods ended June 30, 2002 and March 31, 2002, the year ended December 31, 2001, including the interim periods within that year, the nine months ended December 31, 2000 and the year ended March 31, 2000 for the following:

   (c) The Company recognized $113.5 million in licensing revenues from January 1, 2000 through March 31, 2002 under an expired license agreement with Scientific-Atlanta, Inc. ("Scientific-Atlanta"). Such revenue had been recognized under SAB 101, as the Company believed there was persuasive evidence that an arrangement existed, delivery occurred or services had been provided, a portion of the license fees under the agreement was determinable, and the amount recognized was deemed to be collectible.

   In consultation with its recently engaged independent accounting firm, the Company determined that it had misapplied the collectibility criteria of SAB 101, there was insufficient contemporaneous evidence of Scientific-Atlanta's intent to pay. Accordingly, the Company has restated its previously filed financial statements for the periods ended June 30, 2002 and March 31, 2002, the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 for the reversal of licensing revenues related to Scientific-Atlanta. The restatement adjustment reduced revenues by $12.6 million and $51.7 million for the three and nine months ended
September 30, 2001, respectively, and by $5.8 million for the nine months ended September 30, 2002.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)


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

   (e) The Company determined that one of its equity affiliates incorrectly accounted for warrants of one of its investees. Specifically, the equity affiliate incorrectly accounted for these warrants under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, instead of under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in the three months ended December 31, 2001. The impact of the restatement is to record an adjustment of $9.1 million that was previously recorded as other comprehensive income within stockholders' equity as a charge to other income (expense) during the fourth quarter of 2001. The effect of the adjustment as of December 31, 2001 increased accumulated deficit and increased accumulated other comprehensive income by $9.1 million. This restatement did not impact consolidated results of operations for the three and nine months ended September 30, 2001.

   In recording the above-mentioned restatements, the Company also recorded the applicable income tax effects.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)


   The Unaudited Condensed Consolidated Financial Statements as of December 31, 2001 and for the three and nine months ended September 30, 2001 have been restated to include the effects of the corrections described above. These Unaudited Condensed Consolidated Financial Statements have not been audited or reviewed by an independent accounting firm and should not be relied upon. The following financial statement line items were impacted:

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           December 31, 2001
                                                        ----------------------
                                                         Reported    Restated
                                                        ----------  ----------
Receivables, net....................................... $  392,717  $  285,076
Total current assets...................................    837,527     729,886
Finite-lived intangible assets, net....................  2,239,312   2,242,503
Marketable securities and other investments............    116,732     107,569
Total assets...........................................  9,686,641   9,573,028
Accounts payable and accrued expenses..................    285,642     285,761
Current portion of deferred revenue....................    261,082     261,420
Total current liabilities..............................    608,925     609,382
Deferred tax liability.................................  1,127,933   1,086,724
Deferred revenue, less current portion.................    121,330     109,507
Accumulated deficit....................................   (771,879)   (838,638)
Accumulated other comprehensive income, net of tax.....     18,380      24,101
Total stockholders' equity.............................  7,551,138   7,490,100
Total liabilities and stockholders' equity.............  9,686,641   9,573,028

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended      Nine Months Ended
                                                    September 30, 2001     September 30, 2001
                                                   --------------------  ----------------------
                                                    Reported   Restated   Reported    Restated
                                                   ---------  ---------  ----------  ----------
Revenues.......................................... $ 318,936  $ 299,863  $  981,633  $  917,498
Depreciation and amortization.....................   240,350    235,199     719,213     709,062
Total operating expenses..........................   455,097    449,946   1,385,860   1,375,709
Operating loss....................................  (136,161)  (150,083)   (404,227)   (458,211)
Loss before income taxes and extraordinary item...  (148,881)  (162,803)   (434,995)   (488,979)
Income tax benefit................................   (17,408)   (22,552)    (47,625)    (67,572)
Loss before extraordinary item....................  (131,473)  (140,251)   (387,370)   (421,407)
Net loss..........................................  (131,473)  (140,251)   (389,470)   (423,507)
Basic and diluted loss per share:
   Loss before extraordinary item................. $   (0.32) $   (0.34) $    (0.94) $    (1.02)
   Net loss....................................... $   (0.32) $   (0.34) $    (0.95) $    (1.03)

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)


           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Three Months Ended       Nine Months Ended
                                      September 30, 2001      September 30, 2001
                                    ----------------------  ----------------------
                                     Reported    Restated    Reported    Restated
                                    ----------  ----------  ----------  ----------
Balance at beginning of period..... $7,819,764  $7,763,782  $8,055,963  $8,025,240
Net loss...........................   (131,473)   (140,251)   (389,470)   (423,507)
Comprehensive loss.................   (141,138)   (149,916)   (410,265)   (444,302)
Balance at end of period...........  7,729,150   7,664,390   7,729,150   7,664,390

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended
                                                              September 30, 2001
                                                             --------------------
                                                              Reported   Restated
                                                             ---------  ---------
Net loss.................................................... $(389,470) $(423,507)
Depreciation and amortization...............................   719,213    709,062
Deferred income taxes.......................................   (84,118)  (103,232)
Receivables.................................................   (26,603)    24,436
Other assets................................................    15,159      8,943
Accounts payable, accrued expenses and other liabilities....   (38,126)   (38,958)
Deferred revenue............................................   (82,449)   (69,528)
Investments and acquisitions................................   (33,308)   (30,908)
Additions to intangible assets..............................   (32,193)   (34,593)

(3) Accounting Change--Goodwill and Intangible Assets

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("Statement 142"), effective January 1, 2002. Under Statement 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment at least annually and any excess in carrying value over the estimated fair value is charged to results of operations. The previous method for determining impairment utilized an undiscounted cash flow approach for the initial impairment assessment, while Statement 142 utilizes a fair value approach. The indefinite-lived intangible asset and goodwill impairment charges discussed below are the result of the change in the accounting method for determining the impairment of goodwill and certain intangible assets.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)


   The Company, primarily through the acquisition of TV Guide on July 12, 2000, has a significant amount of goodwill and indefinite-lived intangible assets, consisting of trademark and publishing rights.

   In connection with the adoption of Statement 142, the Company determined that the Company's trademark, trade name and publishing rights have indefinite useful lives. Pursuant to the transitional rules of Statement 142, the Company performed an impairment test of these assets, which resulted in an impairment charge of $297.8 million ($187.8 million, net of tax) as of January 1, 2002. The impairment charge represents the excess of the carrying amount of a trademark over its estimated fair value as determined by the Company, with the assistance of a third party valuation expert, utilizing the relief from royalty valuation method. This method estimates the benefit to the Company resulting from owning rather than licensing the trademark. The pre-tax charge impacted the Company's segments as follows: Technology and Licensing, $133.9 million; Interactive Platform, $129.8 million; and Media and Services, $34.1 million.

   Also in connection with the adoption of Statement 142, the Company completed the transitional goodwill impairment test during the second quarter of 2002 and recorded an impairment charge of $5,115.5 million as of January 1, 2002. A third party valuation expert, considering both income and market approaches, estimated the enterprise values of certain reporting units. The impaired goodwill is not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the impairment charge. The charge impacted the Company's segments as follows: Technology and Licensing, $1,821.3 million; Interactive Platform, $2,890.2 million; and Media and Services, $404.0 million.

   In total, the charges to goodwill and indefinite-lived intangible assets have been recorded as the cumulative effect of an accounting change in the amount of $5,303.3 million, net of tax as of January 1, 2002 in the accompanying unaudited condensed consolidated statements of operations.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)


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

                                                                   Three Months Ended    Nine Months Ended
                                                                     September 30,         September 30,
                                                                  -------------------  --------------------
                                                                    2002       2001       2002       2001
                                                                  --------  ---------- ---------  ----------
                                                                            (Restated)            (Restated)
Reported loss before cumulative effect of an accounting
  change......................................................... $(17,306) $(140,251) $(927,636) $(423,507)
Add back: Goodwill amortization..................................       --    109,786         --    333,029
Add back: Indefinite-lived intangible assets amortization, net of
  tax............................................................       --      5,482         --     17,194
                                                                  --------  ---------  ---------  ---------
Adjusted loss before cumulative effect of an accounting
  change......................................................... $(17,306) $ (24,983) $(927,636) $ (73,284)
                                                                  ========  =========  =========  =========
Basic and diluted loss per share before cumulative effect of an accounting change:
   Reported...................................................... $  (0.04) $   (0.34) $   (2.25) $   (1.03)
   Add back: Goodwill amortization...............................       --       0.27         --       0.81
   Add back: Indefinite-lived intangible assets amortization,
     net of tax..................................................       --       0.01         --       0.04
                                                                  --------  ---------  ---------  ---------
   Adjusted basic and diluted loss per share before
     cumulative effect of an accounting change................... $  (0.04) $   (0.06) $   (2.25) $   (0.18)
                                                                  ========  =========  =========  =========

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

   Changes in the carrying amount of goodwill and intangible assets with indefinite lives for the nine months ended September 30, 2002 and 2001 are as follows (in thousands):

                                                  2002                              2001
                                   ---------------------------------- -------------------------------
                                                Trademark                         Trademark
                                                and Trade  Publishing             and Trade Publishing
                                     Goodwill     Name       Rights    Goodwill     Name      Rights
                                   -----------  ---------  ---------- ----------  --------- ----------
Balance at December 31,........... $ 5,485,807  $ 653,018   $240,407  $5,901,967  $662,613   $259,398
Current period additions and
  adjustments to purchase price
  allocation......................      (1,088)    (3,200)        --      50,143     7,821         --
Amortization expense..............          --         --         --    (333,029)  (12,721)   (14,549)
Transitional impairment charge....  (5,115,514)  (297,807)        --          --        --         --
Interim impairment charge (Note 4)     (22,833)   (24,004)        --          --        --         --
                                   -----------  ---------   --------  ----------  --------   --------
Balance at September 30,.......... $   346,372  $ 328,007   $240,407  $5,619,081  $657,713   $244,849
                                   ===========  =========   ========  ==========  ========   ========

   In conjunction with the adoption of Statement 142, the Company reassessed the useful lives and residual values of its finite-lived intangible assets acquired in purchase business combinations and determined that no revisions were necessary. Intangible assets with finite lives at September 30, 2002 and December 31, 2001 are as follows (in thousands):

                                                                          Impairment              Amortization
                                                            Accumulated  Charge/Write                Period
                                                    Cost    Amortization     Down     Net Balance   (Years)
                                                 ---------- ------------ ------------ ----------- ------------
September 30, 2002
Intangible assets with finite lives:
   Contracts (Note 4)........................... $1,932,000  $(392,477)  $(1,210,799) $  328,724      5-10
   Customer lists...............................    722,781   (478,669)           --     244,112       3-5
   Patents (Note 8).............................    246,496    (52,187)      (45,122)    149,187      5-15
   Other........................................      2,112       (832)         (813)        467         5
                                                 ----------  ---------   -----------  ----------
       Total finite-lived intangible assets..... $2,903,389  $(924,165)  $(1,256,734) $  722,490
                                                 ==========  =========   ===========  ==========
December 31, 2001--Restated
Intangible assets with finite lives:
   Contracts.................................... $1,932,000  $(284,742)  $        --  $1,647,258      5-10
   Customer lists...............................    722,781   (315,004)           --     407,777       3-5
   Patents......................................    221,364    (35,348)           --     186,016      5-15
   Other........................................      2,041       (589)           --       1,452         5
                                                 ----------  ---------   -----------  ----------
       Total finite-lived intangible assets..... $2,878,186  $(635,683)  $        --  $2,242,503
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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)


   Amortization expense was $288.6 million and $681.5 million (restated) for the nine months ended September 30, 2002 and 2001, respectively. Estimated amortization expense for the remainder of 2002 and the succeeding five years is expected to be as follows: $69.1 million--2002 (remainder); $191.3 million--2003; $94.7 million--2004; $76.2 million--2005; $55.1 million--2006;
and $54.1 million--2007.

(4) Impairment Charges

   In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the second quarter of 2002, an unfavorable ruling in a proceeding before the United States International Trade Commission ("ITC") (see
Note 10) coupled with a sustained decline in the Company's market capitalization triggered an interim assessment by the Company to determine whether certain of its finite-lived intangible assets may be impaired. Accordingly, the Company estimated the undiscounted future net cash flows to be generated by these finite-lived intangible assets to be less than their carrying amount of $1,463.0 million. The cash flow projections related to these finite-lived intangible assets as of June 30, 2002 reflected certain anticipated changes in the Company's advertising delivery mechanism on TV Guide Interactive and anticipated consolidation in the cable television industry. The Company, with the assistance of a third party valuation expert, then estimated the fair value of these finite-lived intangible assets at $250.7 million using the traditional approach under Statement 144 as a measure of fair value. This resulted in a pre-tax impairment loss of $1,212.3 million.

   Under Statement 142, in addition to an annual test, goodwill and indefinite-lived intangible assets must be tested on an interim basis if events or circumstances indicate that the estimated fair value of the asset has decreased below its carrying value. During the second quarter of 2002, the unfavorable ruling in the ITC proceeding and the sustained decline in the Company's market capitalization triggered an interim assessment by the Company to determine whether the fair value of goodwill and indefinite-lived intangible assets may be less than their carrying values as of June 30, 2002. The Company, with the assistance of a third-party valuation expert, estimated the fair values of the Company's indefinite-lived intangible assets and certain reporting units as of June 30, 2002. As a result, the Company determined that impairment charges of $22.8 million and $24.0 million should be recorded to goodwill and trademark, respectively, as of June 30, 2002.

   In total, interim impairment charges of $1,259.1 million were recorded as operating expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2002. Their impacts on the Company's segments were $(147.0) million to the Technology and Licensing sector, $(1,104.0) million to the Interactive Platform sector, and $(8.1) million to the Media and Services sector.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)


(5) Reclassification--Cooperative Advertising and Product Placement Costs

   In November 2001, the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 01-09, which is effective for periods commencing after December 31, 2001, clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor's customers. As a result of the Company's adoption of the EITF consensus, certain of the Company's cooperative advertising and product placement costs previously classified as operating expenses have been reflected as a reduction of revenues earned from that activity. Where applicable, amounts presented in prior periods have been reclassified to comply with the income statement classifications for the current period. Approximately $16.2 million and $40.2 million of cooperative advertising and product placement costs previously classified as expenses have been reflected as a reduction of revenues in the income statement for the three and nine-month periods ended September 30, 2001, respectively.

(6) Acquisitions and Sales

  TV Guide--Purchase Reserves

   For the nine months ended September 30, 2002, approximately $10.9 million ($7.3 million in third-party contract termination costs and $3.6 million in separation costs) has been charged against the reserve for third-party contract termination and separation costs included in the purchase price allocation from the acquisition of TV Guide. Additionally, for the same period, the reserve was reduced by approximately $2.4 million and credited against goodwill. The reserve had an outstanding balance of $14.9 million at December 31, 2001. See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended, for a description of the transaction. The Company expects that the remaining reserve for third-party contract termination and separation costs of $1.6 million at September 30, 2002 will be expended by year end.

  WGN Superstation Transaction

   In April 2001, the Company sold the business that distributes the WGN Superstation signal. No gain or loss was recognized as a result of the transaction. Concurrent with this transaction, the Company received a $100 million advertising commitment over a six-year period from the acquirer.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

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

   The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). The Company finalized the allocation of the purchase price during the second quarter of 2002.

                     Assets
                        Current assets............. $ 8,464
                        Property and equipment.....   7,207
                        Intangible assets..........   4,500
                        Other assets...............      23
                        Goodwill...................  61,707
                                                    -------
                                                     81,901
                     Liabilities
                        Current liabilities........  31,813
                                                    -------
                     Net purchase price............ $50,088
                                                    =======

   The Company finalized its allocation of the purchase price to the fair value of the acquired trade name at $4.5 million. The trade name is considered an indefinite-lived intangible asset and is not subject to amortization.

   The Company finalized its allocation of goodwill ($61.7 million) to its applicable reporting unit in accordance with Statement 142. Goodwill generated in this transaction is not subject to amortization in accordance with Statement 142 and is not deductible for tax purposes. In connection with the adoption of Statement 142, the Company recorded an impairment charge of $37.7 million as of January 1, 2002 related to the goodwill from the acquisition of SkyMall. The goodwill balance at September 30, 2002 from this acquisition was $24.0 million (see Note 3).

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)


   The following unaudited pro forma financial information reflects the Company's results of operations for the three and nine-month periods ended September 30, 2001 as though the SkyMall transaction had been completed as of January 1, 2001 (in thousands, except per share amounts):

                                          Three Months Ended     Nine Months Ended
                                            September 30,          September 30,
                                         -------------------  ----------------------
                                           2002       2001        2002        2001
                                         --------  ---------  -----------  ---------
                                                                            Restated
                                                                           ---------
Revenues................................ $253,350  $ 301,881  $   815,454  $ 940,923
Net loss................................  (17,306)  (142,865)  (6,230,917)  (426,987)
Basic and diluted loss per share........    (0.04)     (0.35)      (15.14)     (1.04)

  Magazine Distribution Business

   In June 2002, the Company exited from its magazine distribution business by assigning its existing distribution contracts to a third party and contracting with the same party for distribution of TV Guide Magazine. The Company recognized approximately $3.3 million in exit costs, which are included as operating expenses in the accompanying condensed consolidated statements of operations. No gain or loss was recognized as a result of this transaction.

(7) Receivables, net

   At September 30, 2002, approximately $65.6 million, or 41%, of the Company's net receivables are due from five entities.

(8) Capitalized Patent Costs

   The Company's accounting policy with respect to patent prosecution and litigation costs incurred to protect, strengthen and enforce the Company's intellectual property rights is to defer such costs as intangible assets and to amortize them using the straight-line method over the remaining lives of the related patents. The Company reviews capitalized patent litigation costs whenever events or changes in circumstances, such as adverse administrative or judicial rulings, indicate that certain deferred costs should be expensed. The propriety of such characterizations is determined by the Company based, in part, on the advice of outside counsel. In June 2002, the Company received an unfavorable ruling in a proceeding before the ITC involving three patents. The ITC determined not to review this decision on August 29, 2002. The Company also received an unfavorable ruling in the SuperGuide case. (See Note 10.) Although the Company has appealed the ITC and SuperGuide rulings, the Company concluded that as a result of the rulings, certain capitalized patent litigation costs could no longer be

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

considered to strengthen the value of the patents. Accordingly, the Company recorded a write-down of approximately $44.4 million to capitalized patent litigation costs during the three months ended June 30, 2002, and will expense all future legal costs associated with the SuperGuide and ITC cases. The Company continues to capitalize patent prosecution and litigation costs which the Company believes will protect, strengthen and enforce the Company's intellectual property rights. (See Note 15.)

(9) Credit Arrangements

   The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.81% at September 30, 2002) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide's subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide's ability to pay dividends to Gemstar tied to TV Guide's leverage ratio. This restriction does not apply to Gemstar's ability to pay dividends. As of September 30, 2002, TV Guide had available borrowing capacity under the six-year revolving credit facility of $160.6 million. Principal payments of $15 million in the remainder of 2002, $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings at September 30, 2002 were $138.4 million under the revolving credit facility and $128.0 million under the term loan. At September 30, 2002, the Company had an outstanding letter of credit issued under the revolving credit facility for $1.0 million. The Company has determined that there is a reasonable likelihood that TV Guide will be unable to maintain compliance with a financial covenant in its term loan agreement during the coming twelve months. The Company is currently evaluating options to maintain compliance or mitigate the effects of any noncompliance.

   The Company is a party to a loan guaranty to assist a printing services supplier in obtaining a line of credit and term loans with a bank. The maximum exposure to the Company created by this guaranty is $10.0 million.

(10) Legal Proceedings

   The following is a description of material legal proceedings known to the Company that have been filed subsequent to the Company's Form 10-K for the year ended December 31, 2001, Form 10-Q for the period ended March 31, 2002 and Form 10-Q for the period ended June 30, 2002 or material proceedings previously described in such filings that have undergone significant changes.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

(the "MDL Transfer Order"). These lawsuits are more fully described in the Company's Form 10-K filing for the year ended December 31, 2001, as amended. These cases involve Scientific-Atlanta and Pioneer Corporation, among other parties and involve several patents. On August 30, 2002, the Company received an Order from that court finding that two of the patents involved in these cases were not infringed by certain digital set-top box products produced by Scientific-Atlanta and Pioneer. On November 4, 2002, the court ruled that the remaining Scientific-Atlanta and Pioneer products at issue in this proceeding were not infringed by the two patents that were the subject of the August 30th ruling. The Company intends to seek review of these decisions in the most expedited manner possible.

   The MDL proceedings also involve three patents which were involved in a case in the United States District Court for the Western District of North Carolina entitled SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. (the "SuperGuide case"), described more fully herein. The Company is a third-party defendant in the SuperGuide case and has joined in SuperGuide's infringement allegations against EchoStar. In two orders dated July 2, 2002 and July 25, 2002, the North Carolina court ruled that the products of the defendants in the SuperGuide case, including EchoStar's, did not infringe the patents at issue. This ruling was based in part on a previous ruling of that court interpreting the scope of the patents at issue.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

and also filed counterclaims against the Company and StarSight alleging, among others, that the Company has violated federal antitrust law and the California unfair business practices act. In its counterclaims, TiVo seeks, among other relief, damages and an injunction. On August 5, 2002, the court entered a stipulation at the parties' request to stay the proceeding pending resolution of the investigation before the ITC, described below, and the court has accepted that agreement. After the resolution of any and all appeals stemming from the ITC investigation (including any appeal to the United States Court of Appeals for the Federal Circuit), we expect the court will be notified of this fact and expect the case to be re-activated at that point.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)


   On February 14, 2001, the Company and its StarSight subsidiary filed a complaint requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337 ("Section 337"), regarding imports of certain set-top boxes and components thereof. The complaint alleges that Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., Scientific-Atlanta, Inc., EchoStar Communications Corporation and SCI Systems, Inc. (collectively "Respondents"), are violating Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or sale in the United States after importation, of set-top boxes and/or components that infringe, directly, contributorily or by inducement, of certain patents owned by the Company. The complaint requests an order excluding from entry into the United States all imported set-top boxes and components that infringe, directly, contributorily or by inducement, any claims of the patents in suit, and directing Respondents to cease and desist from importing, marketing, advertising, demonstrating, warehousing, distributing, selling and/or using set-top boxes or components that so infringe. On or about March 16, 2001, the ITC instituted the requested investigation referred to as "In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation No. 337-TA-454 (ITC)". An administrative hearing was held during December 2001. On June 21, 2002, the Administrative Law Judge issued his initial determination ("ID"), finding that all of the patents were valid, that none of the patents at issue had been infringed by any of the Respondents, that one of the patents at issue was unenforceable both because it had been misused by the Company and also because a co-inventor had not been named on the patent, and that the Company failed to establish the technical prong of the ITC's domestic industry requirement, which requires the Company to practice its inventions covered by the patents in suit. The Company believes the ID is erroneous in many respects and that the proper application of the law does not support it. On July 5, 2002, the Company and StarSight filed their Petition for Review by the ITC of the ID. Respondents and ITC Staff also filed Petitions for Review of certain aspects of the ID. On August 29, 2002, the ITC determined not to review the ID and entered an additional finding with regard to the technical prong of the domestic industry requirement on one claim of one of the patents. The Commission took no position on the patent misuse findings of the Administrative Law Judge. The Company filed a notice of appeal of the ITC determination to the United States Court of Appeals for the Federal Circuit on October 25, 2002.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

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

   On November 2, 2001, Thomson multimedia, Inc. ("Thomson") sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In addition to its claim for declaratory relief (discussed above), Thomson has now also added a claim for antitrust violations under federal and state law. On April 22, 2002, Thomson also filed a tag-along notice with the Judicial Panel for Multi-District Litigation (the "MDL Panel") requesting that this entire action be transferred to Georgia for coordinated pretrial proceedings with the MDL proceedings discussed in the Company's Form 10-K for the period ended December 31, 2001, as amended. On June 3, 2002, the MDL Panel issued a Conditional Transfer Order and Simultaneous Separation and Remand of Certain Claims conditionally transferring Thomson's antitrust claims to Georgia, but separating and remanding the balance of the claims in this case to Delaware. In response, Thomson filed a motion with the MDL Panel to transfer the entire case to Georgia. On October 16, 2002, the MDL Panel issued an Order of Transfer and Simultaneous Separation and Remand of Certain Claims in which it denied Thomson's motion to transfer the entire case to Georgia. In so ruling, the MDL Panel adopted its decision in the June 3, 2002 Conditional Transfer Order and transferred Thomson's antitrust claims to Georgia, but separated and remanded the balance of the claims in this case to Delaware. Now that the MDL Panel has issued its final order, the Company understands that the Delaware litigation will be reactivated, and Thomson's antitrust claims will be transferred and coordinated for pretrial purposes with the Georgia MDL Proceedings.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

guides in Europe. In May 2002, the Company settled this dispute and entered into a binding Letter of Intent with Thomson, and the arbitration has been stayed pending the execution of a definitive agreement.

   In April and May 2002, the Company and its principal executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934 (the "1934 Act") and the Securities Act of 1933 (the "1933 Act"). Also named in several of the complaints is The News Corporation Limited ("News Corp."), a shareholder of the Company. The complaints name some or all of the same parties as defendants, and purport to state claims on behalf of all persons who purchased the Company's common stock during various periods, the broadest of which is August 11, 1999 through April 4, 2002. More particularly, the alleged claims are brought under Sections 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5. The essence of the allegations is that the defendants allegedly intentionally failed to properly account for revenue accrued from Scientific-Atlanta; failed to properly account for a non-monetary transaction, pursuant to which intellectual property rights were obtained, in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with the Company's acquisition of TV Guide, Inc. Plaintiffs allege that this had the effect of materially overstating the Company's reported financial results. Pursuant to the parties' stipulation, the District Court has consolidated all of the lawsuits (and any subsequently filed lawsuits) into one case known as In re Gemstar-TV Guide International Securities Litigation, Master File No. 02-2775, NM (PLAx) (C.D. Cal.) Several groups of plaintiffs and their counsel filed motions to be appointed lead plaintiff and lead plaintiff's counsel. Pursuant to an amended order dated August 9, 2002, the Court appointed the Teachers Retirement System of Louisiana and the General Retirement System of the City of Detroit as co-lead plaintiffs, and appointed Bernstein, Litowitz, Berger & Grossman, L.L.P., as lead plaintiffs' counsel. Plaintiff Georgica Advisors has requested that the court reconsider that decision and appoint it as lead plaintiff. The motion is scheduled to be heard on November 18, 2002. Lead plaintiffs are expected to file their consolidated complaint on or before December 12, 2002 Defendants' response to the consolidated complaint is expected to be due on or before February 14, 2003. In addition, an Oklahoma limited partnership filed a lawsuit in the United States District Court for the Northern District of Oklahoma on October 7, 2002 against some of the same defendants, including the Company, based on the same core allegations and purported causes of action alleged in the consolidated class action. Also, the Company learned on or about November 1, 2002 that, based on these same core allegations, a separate lawsuit was filed in the federal district court for the Central District of California against the Company and some of the same defendants. The lawsuit alleges state law based derivative claims, including those based on various breaches of fiduciary duty. The Company believes the allegations are without merit and intends to defend these actions vigorously.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

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

   On November 7, 2002, the Company received a letter from the United States Department of Justice ("DOJ"). The DOJ has indicated they believe that Gemstar International Group Limited and TV Guide, Inc. may have engaged in unlawful coordination of activities prior to their merger on July 12, 2000. The Company has reason to believe that the DOJ may initiate an action against the Company under federal antitrust laws in the near future. The DOJ has also indicated that it would be willing to enter into negotiated agreement with the Company and has provided the Company with a possible settlement structure, including the imposition of a fine and certain other conditions and restrictions. The Company believes that its conduct prior to the merger was lawful, but will evaluate whether there are acceptable terms for a negotiated resolution of this matter.

(11) Related Party Transactions

   In connection with the acquisition of TV Guide in 2000, News Corp. became a stockholder of the Company. As of September 30, 2002, News Corp. directly and indirectly owns approximately 43% of the Company's outstanding common stock and has the right to designate six directors on the Company's board. The Company earned advertising revenues of $3.2 million and $2.4 million for the three months ended September 30, 2002 and 2001, respectively, and $11.7 million and $15.2 million for the nine months ended September 30, 2002 and 2001,

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

respectively, from entities controlled by News Corp. In addition, the Company acquired programming from News Corp. controlled entities of $837,000 and $3.1 million for the three months ended September 30, 2002 and 2001, respectively, and $3.6 million and $8.6 million for the nine months ended September 30, 2002 and 2001, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corp. As of September 30, 2002 and December 31, 2001, the Company had receivables due from News Corp. controlled entities totaling $3.7 million and $4.6 million, respectively, and payables due to News Corp. controlled entities totaling $262,000 and $302,000, respectively. The Company reimburses News Corp. for facilities and other general and administrative costs incurred on the Company's behalf. Expenses associated with these costs approximated $1.1 million and $1.3 million for the three months ended September 30, 2002 and 2001, respectively, and $3.1 million and $2.5 million for the nine months ended September 30, 2002 and 2001, respectively. Expenses for the nine months ended September 30, 2001 included a rent and facilities credit of $345,000 from News Corp. In addition, the Company purchases paper through a paper procurement arrangement with News Corp. at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

   Liberty Media Corporation ("Liberty Media"), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corp. For the period January 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, the Company purchased programming from Liberty Media controlled affiliates of $4.5 million. During the same period, the Company also sold video, program promotion and guide services of $6.7 million to AT&T Broadband and Internet Services ("BIS") and its consolidated affiliates. In addition, during the same period, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $2.4 million. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

   The Company has included in the amounts discussed above transactions with News Corp., BIS, and Liberty Media and all known entities in which BIS, Liberty Media and News Corp. have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corp. own, directly or indirectly, 50% or less.

(12) Segment Information

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

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

   Segment information for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands):

                                     Three Months Ended Nine Months Ended
                                       September 30,      September 30,
                                     -----------------  -----------------
                                       2002     2001      2002     2001
                                     -------- --------  -------- --------
                                              Restated           Restated
                                              --------           --------
     Technology and Licensing Sector
        Revenues(4)................. $ 40,378 $ 54,063  $147,451 $154,530
        Operating expenses(1)(3)(4).   20,777   17,155    53,996   54,930
                                     -------- --------  -------- --------
        EBITDA(2)................... $ 19,601 $ 36,908  $ 93,455 $ 99,600
                                     ======== ========  ======== ========
     Interactive Platform Sector
        Revenues.................... $ 21,844 $ 21,917  $ 66,270 $ 51,178
        Operating expenses(1)(3)(4).   19,156   27,348    59,086   69,284
                                     -------- --------  -------- --------
        EBITDA(2)................... $  2,688 $ (5,431) $  7,184 $(18,106)
                                     ======== ========  ======== ========
     Media and Services Sector
        Revenues(3)(4).............. $191,128 $223,883  $601,733 $711,790
        Operating expenses(1)(3)(4).  150,903  163,710   484,610  518,742
                                     -------- --------  -------- --------
        EBITDA(2)................... $ 40,225 $ 60,173  $117,123 $193,048
                                     ======== ========  ======== ========
     Consolidated
        Revenues(3)(4).............. $253,350 $299,863  $815,454 $917,498
        Operating expenses(1)(3)(4).  190,836  208,213   597,692  642,956
                                     -------- --------  -------- --------
        EBITDA(2)................... $ 62,514 $ 91,650  $217,762 $274,542
                                     ======== ========  ======== ========

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

--------
(1) Operating expenses means operating expenses excluding provision for bad debts, stock compensation expense, depreciation and amortization, write-down and impairment charges.
(2) EBITDA means operating income before non-cash stock compensation expense, depreciation and amortization, write-down and impairment charges. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the Unaudited Condensed Consolidated Financial Statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
(3) Commencing January 1, 2002, the operating costs of the media sales group have been allocated to the various business units based on advertising revenue dollars earned. Prior period results, which included media sales group commissions reported as revenues by the Media and Services Sector have been reclassified to reflect such commission revenues as a reduction of expenses in the Media and Services Sector. Effective January 1, 2002, the Company revised its method of allocating corporate expenses to the business sectors concurrent with a reorganization of certain corporate functions. Had the new methodology been in effect in 2001, operating expenses for each of the sectors for the three and nine-month periods ended September 30, 2001 would have increased (decreased) approximately as follows: Technology and Licensing Sector--$(900,000) and $(3.1) million, respectively, Interactive Platform Sector--$(2.6) million and $(8.3) million, respectively, and Media and Services Sector--$3.5 million and $11.4 million, respectively.
(4) The Company's financial statements are presented in accordance with the guidance provided by EITF No. 01-09. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in decreases in revenues for the three and nine-month periods ended September 30, 2001 as follows: Technology and Licensing Sector--$15.2 million and $37.2 million, respectively, and Media and Services Sector--$1.0 million and $3.0 million, respectively, and decreases in expenses for the three and nine-month periods ended September 30, 2001 as follows: Technology and Licensing Sector--$8.7 million and $19.3 million, respectively, Interactive Platform Sector--$6.5 million and $17.9 million, respectively, and Media and Services Sector--$1.0 million and $3.0 million, respectively, resulting in a total reduction of $16.2 million and $40.2 million in both consolidated revenues and expenses for the three and nine-month periods ended September 30, 2001.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)


(13) Income Taxes

   The income tax benefit for the three and nine months ended September 30, 2002 was $6.8 million and $523.2 million, respectively, which reflects an effective tax rate of 28% and 36% for each of the respective periods. The income tax benefit for the three and nine months ended September 30, 2001 (restated) was $22.6 million and $67.6 million, respectively, which reflects an effective tax rate of 14% for both periods. The net increase in the effective tax rate is primarily due to the change in the treatment of amortization of goodwill in accordance with Statement 142, which has no associated impact on the provision for income taxes. In addition, the overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carry forwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from period to period.

(14) Stock Repurchase Program

   In April 2002, the Company's Board of Directors authorized an extension of its authorization granted in September 2001 to repurchase up to $300.0 million of the Company's outstanding shares of common stock. The authorization permitted the Company to purchase shares in the open market at prevailing prices, or in privately negotiated transactions at then prevailing prices, provided that the Company complied with SEC regulations regarding such purchases. The extension expired on September 18, 2002. During the period subsequent to the date the extension was granted through September 30, 2002, the Company repurchased 6.9 million shares of the Company's common stock for an aggregate price of $63.4 million. Since September 2001, the Company has repurchased a total of 7.2 million shares for an aggregate price of $69.8 million.

(15) Subsequent Events

   On October 17, 2002, the U.S. Securities and Exchange Commission issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the Company and/or others. As previously disclosed, the Audit Committee of the Board of Directors conducted an internal review of the Company's revenue recognition practices relating to a limited number of transactions. The Company previously disclosed that it has been in discussions with the Commission regarding this internal review. The Company intends to continue to fully cooperate with the Commission as it moves forward in its process.

   The Company is a party to certain proceedings consolidated in the United States District Court for the Northern District of Georgia by the Judicial Panel on Multi-District Litigation (the "MDL cases") against
Scientific-Atlanta, among other parties. These proceedings involve several of the Company's patents, including

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

three patents which were also involved in a case in the United States District Court for the Western District of North Carolina entitled SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. (the "SuperGuide case"). The Company is a third-party defendant in the SuperGuide case and has joined in SuperGuide's infringement allegations against EchoStar. In two Orders dated July 2, 2002 and July 25, 2002, the North Carolina Court ruled that the products of the defendants in the SuperGuide case, including EchoStar's, did not infringe the patents at issue. This ruling was based in part on a previous ruling of that Court interpreting the scope of the patents at issue.

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

   As a result of the ruling by the Georgia Court, the Company concluded that the Court's decision raises doubts as to whether capitalized patent litigation costs related to the three patents could continue to be reasonably considered to strengthen the value of the patents. Accordingly, during the three months ended December 31, 2002, the Company will write off approximately $9.5 million of litigation costs that were previously capitalized as intangible assets in accordance with the Company's accounting policy.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

                     GEMSTAR-TV GUIDE INTERNATIONAL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED--(Continued)

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

   The Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2001 included in this quarterly report on Form 10-Q have been restated, but have not been reviewed or audited by an independent accounting firm and should not be relied upon. For additional information regarding the restatement, please refer to Note 2 to the Unaudited Condensed Consolidated Financial Statements included in Item 1. All applicable financial information presented in the following discussion and analysis gives effect to the restatement.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


  Impairment of Goodwill and Other Intangible Assets

   The Company has a significant amount of goodwill and other indefinite-lived intangible assets, primarily through the acquisition of TV Guide. In accordance with Statement 142, an intangible asset that is not subject to amortization must be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

   As discussed above, the determination of fair value involves significant judgments and estimates when quoted market prices do not exist. Accordingly, future changes in the Company's estimates could result in further impairment charges of goodwill and indefinite-lived intangible assets. A discussion of impairment losses recognized in 2002 is contained under Notes 3 and 4 to the Unaudited Condensed Consolidated Financial Statements.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of September 30, 2002, we have established a valuation allowance of $73.0 million against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

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

  Multi-Platform Advertising Sales

   The Company believes that a potential competitive advantage in advertising is the combined reach of its various advertising platforms--TV Guide Magazine with a circulation of 9 million copies, IPG with a combined platform of more than 18.5 million, TV Guide Channel with more than 50 million subscribers, and tvguide.com with 5.3 million unique visitors per month, all targeted at consumers who are interested in television guidance. In order to maximize the effectiveness of such a competitive advantage, the Company offers customers the opportunity to simultaneously advertise on two or more of its various delivery platforms ("multi-platform" advertising). To encourage advertisers to increase the amount of total advertising they purchase from the Company, in late 2001, the Company established a Multi-Platform Advertising Program ("MPA Program") to provide incentives in the form of discounts to advertisers who agree to use multiple platforms. Often such discounts are significant, and frequently equal and occasionally exceed the pre-discounted value of the advertising on the IPG platform in the MPA Program.

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

   In the fourth quarter of 2001, the Securities and Exchange Commission provided additional guidance regarding multiple-element transactions in SAB 101, Frequently Asked Questions and Answers, Question 4. This guidance directed that revenue in multiple-element transactions should be allocated based upon the relative fair value of the elements involved in the transaction, provided that each element represents a separate earnings process. The Company's decision to reclassify $2.7 million in advertising revenue in conjunction with the restatement of the Unaudited Condensed Consolidated Financial Statements included herein (see Note 2 to the

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

Unaudited Condensed Consolidated Financial Statements) applies this guidance, in that the $5.5 million in total advertising value provided to multi-platform purchasers during the third and fourth quarters of 2001 was evenly split between IPG and print advertising. The Company, in consultation with its recently engaged independent accounting firm, is continuing to review the applicability of the referenced guidance to the multi-platform advertising transactions and, as a result, may determine that additional revenue should be reclassified from the Interactive Platform Sector to the Media and Services Sector.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   The following table sets forth certain unaudited financial information for the Company for the three and nine months ended September 30, 2002 and 2001 (in thousands).

                                                           Three Months Ended     Nine Months Ended
                                                             September 30,          September 30,
                                                          -------------------  -----------------------
                                                            2002    2001(1)(3)     2002     2001(1)(3)
                                                          --------  ---------- -----------  ----------
                                                                     Restated                Restated
                                                                    ----------              ----------
Statement of Operations Data:
   Revenues.............................................. $253,350  $ 299,863  $   815,454  $  917,498
Operating expenses:
   Operating expenses, excluding stock compensation,
     depreciation and amortization, write-down and
     impairment charges..................................  190,836    208,213      597,692     642,956
   Stock compensation....................................    1,318      6,534       19,612      23,691
   Depreciation and amortization.........................   76,558    235,199      313,834     709,062
   Write-down of capitalized patent litigation costs(4)..       --         --       44,424          --
   Impairment of intangible assets(5)....................       --         --    1,259,147          --
                                                          --------  ---------  -----------  ----------
                                                           268,712    449,946    2,234,709   1,375,709
                                                          --------  ---------  -----------  ----------
Operating loss...........................................  (15,362)  (150,083)  (1,419,255)   (458,211)
Interest expense.........................................   (2,277)    (4,880)      (7,798)    (23,982)
Other expense, net.......................................   (6,431)    (7,840)     (23,811)     (6,786)
                                                          --------  ---------  -----------  ----------
Loss before income taxes, extraordinary loss on debt
  extinguishment and cumulative effect of an accounting
  change.................................................  (24,070)  (162,803)  (1,450,864)   (488,979)
Income tax benefit.......................................   (6,764)   (22,552)    (523,228)    (67,572)
                                                          --------  ---------  -----------  ----------
Loss before extraordinary loss on debt extinguishment and
  cumulative effect of an accounting change..............  (17,306)  (140,251)    (927,636)   (421,407)
Extraordinary loss on debt extinguishment, net of tax....       --         --           --      (2,100)
Cumulative effect of an accounting change, net of tax....       --         --   (5,303,281)         --
                                                          --------  ---------  -----------  ----------
Net loss................................................. $(17,306) $(140,251) $(6,230,917) $ (423,507)
                                                          ========  =========  ===========  ==========
Other Financial Data:
   Net cash provided by (used in):
   Operating activities.................................. $ (2,212) $  32,190  $   150,868  $  155,470
   Investing activities..................................   (9,192)   (53,689)      (8,208)     26,302
   Financing activities..................................  (34,720)   (22,083)    (137,725)   (279,528)
   EBITDA(2).............................................   62,514     91,650      217,762     274,542

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

(2) EBITDA means operating income before non-cash stock compensation expense, depreciation and amortization, write-down and impairment charges. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company's business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the Unaudited Condensed Consolidated Financial Statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
(3) The Company's financial statements are presented in accordance with the guidance provided by EITF No. 01-09. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in a reduction of $16.2 million and $40.2 million in both consolidated revenues and expenses for the three and nine-month periods ended September 30, 2001, respectively.
(4) Write-down of capitalized patent litigation costs resulted from adverse rulings in the ITC and SuperGuide cases.
(5) Impairment of intangible assets represents a write-down of the carrying value of goodwill, finite-lived intangible assets and trademarks.

Overview of Significant Events

   The Company's normal and customary business practice is to assess whether certain events necessitate a change in assumptions and estimates as they relate to its established accounting policies on revenue recognition, allowances, capitalized patent litigation costs, and the carrying value of intangible assets. The Company has assessed the impact of certain significant events that occurred during the nine months ended September 30, 2002 to determine their effect on the Company's financial results.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

was a third party defendant in this matter and had joined in SuperGuide's infringement allegations against EchoStar. The Company has now appealed the ITC and SuperGuide rulings. (See Note 10 to the Unaudited Condensed Consolidated Financial Statements.)

   The Company assessed the impact of these rulings on its assumptions and estimates in applying its accounting policy with respect to patent prosecution and litigation costs incurred to protect, strengthen and enforce the Company's intellectual property rights. Under its policy, the Company defers such costs as intangible assets and amortizes them using the straight-line method over the remaining lives of the related patents. The Company reviewed the carrying value of capitalized patent litigation costs as a result of the rulings in the ITC and SuperGuide cases. Although the Company has filed an appeal in the ITC and SuperGuide cases, the Company concluded that these rulings raised doubts as to whether certain capitalized patent litigation costs could be reasonably considered to strengthen the value of the patents. Accordingly, the Company recorded a write-down of $44.4 million to capitalized patent litigation costs during the quarter ended June 30, 2002 and will expense all of the future legal costs of the SuperGuide and ITC cases. (See Note 8 to the Unaudited Condensed Consolidated Financial Statements.)

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

Consolidated Results of Operations

   Revenues for the three months ended September 30, 2002 were $253.4 million, a decrease of $46.5 million, or 16%, compared to the same period in 2001. The decrease for the three months ended September 30, 2002 was attributable to an $8.0 million decrease in advertising revenues, primarily at TV Guide Channel and TV Guide Magazine, a $13.6 million decrease in SNG C-band subscriber revenues, a decrease of $13.8 million in licensing revenues, due primarily to decreased licensing revenues from AOL Time Warner and Motorola, and a $10.2 million decrease in TV Guide Magazine's newsstand and subscription revenues.

   For the nine months ended September 30, 2002, revenues were $815.5 million, a decrease of $102.0 million, or 11%, compared to the same period in 2001. The decrease for the nine months ended September 30, 2002 was attributable to a $44.0 million decrease in SNG C-band subscriber revenues, a $23.0 million decline in advertising revenues and a $33.5 million decrease in TV Guide Magazine's newsstand and subscription revenues.

   The Company's total advertising revenues for the three months ended September 30, 2002 were $59.2 million, a decrease of $8.0 million, or 12%, compared to the same period in 2001. For the nine months ended September 30, 2002, advertising revenues were $188.5 million, a decrease of $23.0 million, or 11%, compared to the same period in 2001. Total MPA Program sales, net of discounts, included in the advertising revenues for the three and nine months ended September 30, 2002 were $3.2 million and $13.1 million, respectively, of which 34% and 38% of such sales have been allocated to the Interactive Platform Sector, and 66% and 62%, respectively, have been allocated to the Media and Services Sector. The general weakness in the advertising market, combined with declining circulation at TV Guide Magazine, continue to impact the Company's advertising revenues.

   Operating expenses, excluding stock compensation, depreciation and amortization, write-down and impairment charges, were $190.8 million for the quarter ended September 30, 2002, a decrease of $17.4 million, or 8%, when compared to the same period in the prior year. For the nine months ended September 30, 2002, operating expenses were $597.7 million, a decrease of $45.3 million, or 7%, compared to the same period in the prior year. The decrease in operating expenses for both periods was a result of the general cost controls in effect throughout the Company. The decreases were also attributable to reductions in TV Guide Magazine production expenses for paper, printing, and postage and reduced programming costs for SNG. The decrease for the nine-month period was partially offset by the additional expenses attributable to SkyMall.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

unearned compensation is being amortized over the remaining vesting period of the options. Stock compensation expense for the quarter ended September 30, 2002 was $1.3 million, a decrease of $5.2 million primarily due to the separation of four senior officers and two executive officers from the Company in the first six months of 2002. For the nine months ended September 30, 2002, stock compensation expense was $19.6 million which also included $12.9 million of accelerated unearned compensation amortization resulting from an executive officer who separated from the Company during the period.

   Depreciation and amortization during the quarter ended September 30, 2002 was $76.6 million, a decrease of $158.6 million compared to the same period in 2001. For the nine months ended September 30, 2002, depreciation and amortization was $313.8 million, a decrease of $395.2 million compared to the same period in the prior year. The decrease in depreciation and amortization for the three and nine-month periods was primarily a result of the adoption of the provisions of Statement 142, which became effective January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. See Notes 3 and 4 to the condensed consolidated financial statements. Other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant.

   The write-down of capitalized patent litigation costs of $44.4 million in June 2002 resulted from the ITC and SuperGuide rulings. (See Overview of Significant Events.)

   Impairment of intangible assets represents a write-down of the carrying amount of finite-lived intangible assets ($1,212.3 million), goodwill ($22.8 million) and trademark ($24.0 million) to their fair values based on analyses performed as of June 30, 2002.

   Interest expense was $2.3 million for the three months ended September 30, 2002 and $7.8 million for the nine months ended September 30, 2002, compared to $4.9 million and $24.0 million, respectively, for the same periods in the prior year. The decreases in interest expense during the three and nine-month periods were attributable to lower debt levels coupled with lower interest rates.

   Other expense, net decreased to $6.4 million for the three months ended September 30, 2002 from $7.8 million for the same period in 2001. For the nine months ended September 30, 2002, other expense, net was $23.8 million as compared to $6.8 million for the prior year period. The decrease in other expense, net for the three-month period was primarily attributable to a $6.8 million write-down of certain investments during the quarter ended September 30, 2001 as compared with a $2.0 million write-off of an asset in the same period of 2002. Additionally, the Company earned $2.9 million less interest income on cash balances during the 2002 quarterly period primarily due to lower interest rates. The increase in other expense, net for the nine-month period was primarily due to a $12.6 million decrease in interest income coupled with a write-down of certain marketable securities held by one of the Company's equity-method investees. The decline in the fair value of such securities was determined to be other than temporary.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   The provision for income tax benefit as a percentage of loss before income taxes, extraordinary loss on debt extinguishment and cumulative effect of an accounting change for the three and nine months ended September 30, 2002 was 28% and 36%, respectively, compared to 14% for both periods in 2001. The income tax benefit for the three and nine months ended September 30, 2002 was $6.8 million and $523.2 million, respectively. The income tax benefit for the three and nine months ended September 30, 2001 was $22.6 million and $67.6 million, respectively. The net increase in the effective tax rate is primarily due to the change in the treatment of amortization of goodwill in accordance with Statement 142, which has no associated impact on the provision for income taxes. In addition, the overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carry forwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company's future tax expense as a percentage of income before income taxes may vary from period to period.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   The following table sets forth certain financial information for the Company's business sectors for the three and nine-month periods ended September 30, 2002 and 2001 (in thousands). The Company's business sectors are measured based on EBITDA (operating income before stock compensation expense, depreciation and amortization, write-down and impairment charges).

                                     Three Months Ended Nine Months Ended
                                       September 30,      September 30,
                                     -----------------  -----------------
                                       2002     2001      2002     2001
                                     -------- --------  -------- --------
                                              Restated           Restated
                                              --------           --------
     Technology and Licensing Sector
        Revenues(4)................. $ 40,378 $ 54,063  $147,451 $154,530
        Operating expenses(1)(3)(4).   20,777   17,155    53,996   54,930
                                     -------- --------  -------- --------
        EBITDA(2)................... $ 19,601 $ 36,908  $ 93,455 $ 99,600
                                     ======== ========  ======== ========
     Interactive Platform Sector
        Revenues.................... $ 21,844 $ 21,917  $ 66,270 $ 51,178
        Operating expenses(1)(3)(4).   19,156   27,348    59,086   69,284
                                     -------- --------  -------- --------
        EBITDA(2)................... $  2,688 $ (5,431) $  7,184 $(18,106)
                                     ======== ========  ======== ========
     Media and Services Sector
        Revenues(3)(4).............. $191,128 $223,883  $601,733 $711,790
        Operating expenses(1)(3)(4).  150,903  163,710   484,610  518,742
                                     -------- --------  -------- --------
        EBITDA(2)................... $ 40,225 $ 60,173  $117,123 $193,048
                                     ======== ========  ======== ========
     Consolidated
        Revenues(3)(4).............. $253,350 $299,863  $815,454 $917,498
        Operating expenses(1)(3)(4).  190,836  208,213   597,692  642,956
                                     -------- --------  -------- --------
        EBITDA(2)................... $ 62,514 $ 91,650  $217,762 $274,542
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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

   income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the Unaudited Condensed Consolidated Financial Statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
(3) Commencing January 1, 2002, the operating costs of the media sales group have been allocated to the various business units based on advertising revenue dollars earned. Prior period results, which included media sales group commissions reported as revenues by the Media and Services Sector have been reclassified to reflect such commission revenues as a reduction of expenses in the Media and Services Sector. Effective January 1, 2002, the Company revised its method of allocating corporate expenses to the business sectors concurrent with a reorganization of certain corporate functions. Had the new methodology been in effect in 2001, operating expenses for each of the sectors for the three and nine months ended September 30, 2001 would have increased (decreased) approximately as follows: Technology and Licensing Sector--$(900,000) and $(3.1) million, respectively, Interactive Platform Sector--$(2.6) million and $(8.3) million, respectively, and Media and Services Sector--$3.5 million and $11.4 million, respectively.
(4) The Company's financial statements are presented in accordance with the guidance provided by EITF No. 01-09. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in decreases in revenues for the three and nine-month periods ended September 30, 2001 as follows: Technology and Licensing Sector--$15.2 million and $37.2 million, respectively, and Media and Services Sector-- $1.0 million and $3.0 million, respectively, and decreases in expenses for the three and nine-month periods ended September 30, 2001 as follows:
    Technology and Licensing Sector--$8.7 million and $19.3 million, respectively, Interactive Platform Sector--$6.5 million and $17.9 million, respectively, and Media and Services Sector--$1.0 million and $3.0 million, respectively, resulting in a total reduction of $16.2 million and $40.2 million in both consolidated revenues and expenses for the three and nine-month periods ended September 30, 2001.

   The following discussion of each of the Company's segments is based on the unaudited financial information provided above.

Technology and Licensing Sector

   The Technology and Licensing Sector is responsible for the development, licensing and protection of intellectual property and proprietary technologies. Revenues in this sector are comprised of license fees paid by third-party licensees for the Company's proprietary technologies and patents primarily related to IPGs, video recording and electronic books. The Company's licensing activities cover multiple industries including consumer electronics, cable, satellite, Internet appliances, personal computers, and publications worldwide, with major licensees such as Motorola, AT&T, Charter Communications, Comcast, Shaw, Thomson multimedia, Sony, Matsushita (Panasonic) and others. Sector operations include research and development, and the creation, protection and licensing of patents and proprietary technologies.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   The Company's accounting policy related to recognition of licensing revenues provides that revenues from per unit license fees typically charged to hardware manufacturers are earned based on units shipped incorporating the Company's proprietary technologies and are recognized in the period when manufacturers' units shipped information is available to the Company. Revenues from per subscriber license fees typically charged to video service providers, such as MSOs, are earned and recognized in the month service is provided by such service provider using the Company's patented proprietary technologies. Revenues from annual and other licenses generally are recognized based on the specified terms of the license agreements. In the cable and satellite sectors, the Company has adopted a general policy that the per subscriber license fees charged to an MSO with a make, sell and use license include the cost of licenses that would otherwise be required of manufacturers which incorporate the Company's technologies into the set-top boxes shipped to the licensed MSO. For this reason, as more and more direct agreements are concluded with MSOs for the Company's IPG technologies and services, per subscriber revenues are expected to increase, while per unit license fees from set-top box suppliers are expected to decrease.

   In 1998, the Company entered into a license agreement with America Online ("AOL"), predecessor of AOL Time Warner. Following the acquisition of Time Warner by AOL in January 2001, the Company informed AOL Time Warner that the Company believed the AOL agreement applied to Time Warner cable subscribers based on language in the agreement which required AOL to use its best efforts to extend the agreement to AOL affiliates. AOL Time Warner responded that the agreement did not apply to Time Warner cable subscribers for several specified reasons. After meeting with AOL Time Warner in the second quarter of 2001 and based on the status of negotiations to extend the agreement to Time Warner cable subscribers, the Company concluded that the AOL agreement applied to Time Warner Cable subscribers and recorded revenues based on the agreement starting with the third quarter of 2001. The total receivable from AOL Time Warner under this license agreement at September 30, 2002 is $18.1 million of which $6.8 million was earned in the three months ended March 31, 2002. Starting in the second quarter of 2002, the Company suspended recognition of revenues from AOL Time Warner pending resolution of negotiations with AOL Time Warner on an amended license agreement. The Company continues to believe that the outstanding receivable from AOL Time Warner is collectible.

   For the three months ended September 30, 2002, revenues for the Technology and Licensing Sector were $40.4 million, a decrease of $13.7 million, or 25%, when compared to revenues for the same period in 2001. For the nine months ended September 30, 2002, revenues for this sector were $147.5 million, a decrease of $7.1 million, or 5%, when compared to revenues for the same period in 2001. Approximately $5.3 million of the decrease for the three-month period was attributable to the Company's decision to suspend recognition of revenues from AOL Time Warner as described above.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

Licensing sector for the three-month periods ended September 30, 2002 and 2001 include $7.6 million and $13.5 million, respectively, recognized in connection with the agreement, while the corresponding nine-month periods included $23.8 million and $44.6 million, respectively. At September 30, 2002, $42.7 million remained to be recognized over the remaining term of the agreement.

   Beginning in June 2002, one of the Company's licensees in the Technology and Licensing Sector stopped making payments required under its license agreement. That licensee, which is in the process of being acquired, has informed the Company that it will make no payments going forward based upon a dispute over certain provisions of the agreement. This dispute does not affect any payments previously received by the Company under the agreement. At the time the payments were terminated, revenues under this agreement were approximately $800,000 per month. The Company has not recognized any revenue under this agreement in the three months ended September 30, 2002. The Company is presently evaluating its options with regard to this dispute and plans to address this matter with the licensee's acquiring entity upon the completion of the acquisition.

   The decrease in revenues is also due to declines in per unit license fees from set-top manufacturers, which resulted from an increasing number of units being shipped to MSOs who are already licensing the Company's services and technologies for their subscribers. In such instances, the Company has a policy of waiving or greatly reducing the per unit fee. The decrease was also due in part to a decline in the shipment of DirecTV satellite receivers and other devices sold in the consumer electronics sector. These decreases in sector revenues were partially offset by increased licensing revenues due to growth in the number of TV Guide Interactive subscribers and by reductions in cooperative advertising and product placement costs. Cooperative advertising and product placement expenses recorded in the three and nine months ended September 30, 2002 decreased by $12.2 million and $35.0 million, respectively. Under EITF No. 01-09, these expenses are recorded as a reduction of revenues.

   Operating expenses in the sector increased by $3.6 million, or 21%, for the three months and remained relatively unchanged for the nine months ended September 30, 2002 as compared with the same periods in the prior year. The increase for the three-month period was primarily due to general and administrative expenses as well as legal expenses resulting from the Company's decision to expense all costs associated with the SuperGuide and ITC cases subsequent to June 30, 2002.

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

                                      Three Months Ended Nine Months Ended
                                       September 30,      September 30,
                                      ------------------ -----------------
                                       2002      2001     2002     2001
                                       -------  -------  -------  -------
           Strategic Advertisers..... $ 9,108   $12,800  $30,109  $28,351
           Multi-Platform Advertisers   1,071       267    4,279      267
           Stand-Alone Advertisers...   3,390     2,601    8,890    6,255
                                       -------  -------  -------  -------
              Total.................. $13,569   $15,668  $43,278  $34,873
                                       =======  =======  =======  =======

   Strategic advertising revenues are primarily derived from long-term commitments from three significant customers. In April 2001, the Company secured a long-term commitment in conjunction with the sale of the WGN Superstation distribution business. The commitment is for $100 million over six years for advertising on the Company's platforms. IPG advertising revenues recognized from this contract in the three-month period ended September 30, 2002 and 2001 were $4.5 million and $5.0 million, respectively, while revenues for the corresponding nine-month periods were $14.0 million and $9.0 million, respectively.

   The second significant strategic advertising commitment is from Thomson multimedia, Inc., ("Thomson") a consumer electronics manufacturer with which the Company has multiple licensing and advertising transactions. In May 2002, a binding letter of intent was signed which reaffirms Thomson's commitment to spend $10 million in IPG advertising for each year in 2002 and 2003 and to purchase IPG advertising during the next five years in an amount equal to a per-box fee multiplied by the number of satellite set-top boxes shipped. Thomson also committed to spend $3 million in general advertising on any of the Company's various delivery platforms within a five-year period and the Company is required to provide an equivalent amount of advertising at no additional cost to Thomson. IPG advertising revenues recognized from this commitment in the three months ended September 30, 2002 and 2001 were $4.3 million and $2.8 million, respectively, while revenues for the corresponding nine-month periods were $12.3 million and $5.6 million, respectively.

   The third strategic advertising commitment is from a set-top box manufacturer as part of a long-term licensing and settlement agreement. This manufacturer prepaid $17.5 million in IPG advertising, which was recognized as revenue over an 18-month period, ending in March 2002, as the advertising was aired. No advertising revenues from such manufacturer were recognized in the three months ended September 30, 2002. IPG advertising revenues recognized from this commitment for the three months ended September 30, 2001 included
$5.0 million, while revenues for the nine-month periods ended September 30, 2002 and 2001 included $3.1 million and $12.4 million, respectively.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   In an effort to attract customers to simultaneously advertise on two or more of its various delivery platforms, in late 2001, the Company established the MPA Program to provide incentives in the form of discounts for multi- platform advertisers. Often such discounts are significant, and frequently equal and occasionally exceed the pre-discounted value of the advertising on the IPG platforms. See Critical Accounting Policies and Estimates--Multi-Platform Advertising Sales in this Item 2. Revenues are allocated among the sectors based on the relative fair value of the advertising inventory, as measured by the advertiser-specific rates or market rates of similar advertisers for each medium. The IPG platform is frequently involved in sales under the MPA Program, which contributed $1.1 million and $4.3 million to the sector revenues for the three and nine months ended September 30, 2002, respectively, compared to $267,000 for each of the corresponding periods in 2001.

   Included in stand-alone advertising revenues for the nine months ended September 30, 2001 is $2.1 million relating to advertising purchased by SkyMall, Inc. prior to the Company's acquisition of SkyMall.

   For the three months ended September 30, 2002, revenues for the Interactive Platform Sector were relatively unchanged at $21.8 million when compared to revenues for the same period in 2001. Declines in advertising on the IPG and tvguide.com, were substantially offset by an increase in interactive wagering and e-commerce activities. The Company recognized no non-monetary advertising revenues in any of the periods presented. The decline in IPG advertising revenues was due to a $3.7 million decrease in cash advertising sales generated from strategic commitments, partially offset by a $1.6 million increase in multi-platform and stand-alone sales for the quarter ended September 30, 2002.

   For the nine months ended September 30, 2002, revenues for this sector were $66.3 million, an increase of $15.1 million, or 29%, when compared to revenues for the same period in 2001. The increase in revenues was attributable to increased e-commerce revenues attributable to SkyMall and increased interactive wagering activities, coupled with an increase in IPG advertising sales. Such increases were partially offset by a decrease in revenues from advertising on tvguide.com.

   Expenses for this sector were $19.2 million for the quarter ended September 30, 2002, a decrease of $8.2 million, or 30%, compared to $27.3 million for the same period in 2001. For the nine months ended September 30, 2002, expenses for this sector were $59.1 million, a decrease of $10.2 million, or 15%, when compared to expenses for the same period in 2001. Expenses in this sector include amounts paid to licensees as marketing and advertising expenses and other amounts paid to licensees under revenue sharing arrangements. A significant portion of these payments to licensees under marketing and advertising arrangements is incurred to promote the Company's products on those cable systems that carry TV Guide Interactive. Amounts expensed under these arrangements were $4.4 million and $3.5 million for the three months ended September 30, 2002 and 2001, respectively, and $15.5 million and $10.9 million for the nine months ended September 30, 2002 and 2001, respectively. The increased marketing and advertising expenses and the expenses associated with skymall.com (acquired July 2001) were favorably offset by decreases in general and administrative expenses.

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

   For the three and nine months ended September 30, 2002, revenues for the Media and Services Sector were $191.1 million and $601.7 million, respectively, compared to $223.9 million and $711.8 million, respectively, for the same periods in 2001. Revenues in this sector decreased by $32.8 million and $110.1 million for those periods, respectively, primarily due to decreased revenues earned by TV Guide Magazine and SNG.

   The following table shows the breakdown of the revenues in the Media and Services Sector by revenue source (in thousands):

                          Three Months  Three Months              Nine Months   Nine Months
                              Ended         Ended                    Ended         Ended
                          September 30, September 30,  Increase  September 30, September 30,  Increase
                              2002          2001      (Decrease)     2002          2001      (Decrease)
                          ------------- ------------- ---------- ------------- ------------- ----------
TV Guide Magazine........   $ 99,100      $115,733     $(16,633)   $310,017      $374,596    $ (64,579)
SNG......................     56,012        69,629      (13,617)    176,311       220,285      (43,974)
TV Guide Channel.........     22,990        23,028          (38)     72,041        68,328        3,713
SkyMall..................      5,816         5,929         (113)     19,235         5,929       13,306
Other....................      7,210         9,564       (2,354)     24,129        42,652      (18,523)
                            --------      --------     --------    --------      --------    ---------
   Total.................   $191,128      $223,883     $(32,755)   $601,733      $711,790    $(110,057)
                            ========      ========     ========    ========      ========    =========

   TV Guide Magazine continues to face declines in paid circulation due to difficulty in attracting new subscribers and reduced newsstand sales, largely due to the increasing costs of acquiring new subscribers and the proliferation of competing products and emerging technology. The reduced revenues from new subscribers are being slightly offset by improved renewal rates from existing subscribers. At September 30, 2002, TV Guide Magazine had a total circulation of 9.0 million copies, relatively unchanged from the same point in time in 2001, but 9% lower than at December 31, 2000. The circulation figures include "waiting room" and hotel copies, which do not generate subscription revenues but contribute to advertising revenues. Circulation of these copies has increased to 2.4 million copies at September 30, 2002 from 1.3 million copies at September 30, 2001.

   The C-band direct-to-home satellite market, in which SNG operates, continues to decline due to the growth of the newer generation direct broadcast satellite systems and continued cable system expansions. During the nine months ended September 30, 2002, the number of C-band subscribers in the industry decreased by 23% to approximately 637,000 subscribers. At September 30, 2002, SNG provided service to 399,000 of these subscribers, a decrease of 27% from the subscribers served by SNG as of December 31, 2001.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   On November 2, 1999, SNG signed an agreement with EchoStar whereby SNG promotes and solicits orders for EchoStar's direct broadcast subscription service, the DISH Network. In exchange, SNG receives an initial commission for each current or past SNG subscriber who subscribes to the DISH Network and a monthly residual commission over the life of the agreement. Revenues recognized from this arrangement totaled $11.0 million and $30.7 million for the three and nine months ended September 30, 2002, respectively, as compared to $7.7 million and $27.0 million in the corresponding periods of 2001. This agreement has resulted in an acceleration of the decline in the number of SNG subscribers and this effect is expected to continue.

   Expenses for this sector were $150.9 million for the quarter ended September 30, 2002, a decrease of $12.8 million, or 8%, when compared to expenses for the same period in 2001. For the nine-month period ended September 30, 2002, expenses for this sector were $484.6 million, a decrease of $34.1 million, or 7%, when compared to expenses for the same period in 2001. The decrease for the three and nine-month periods was primarily due to cost reductions of $12.9 million and $44.5 million, respectively, at SNG as a result of declining numbers of subscribers and decreases of $4.0 million and $18.1 million, respectively, at TV Guide Magazine as a result of ongoing production cost reduction efforts for paper, printing and postage. The decrease for the nine-month period was partially offset by $29.2 million of expenses attributable to SkyMall and exit costs related to the magazine distribution business as described below.

   The Company has traditionally operated a magazine distribution business, which was responsible for distributing approximately 90 titles with a combined circulation of approximately 410 million copies per year in addition to the TV Guide Magazine. These magazines were distributed through magazine wholesalers, who in turn sold them to retailers. The magazine wholesaler segment of this distribution chain, reacting to increased competition and demands by retailers, experienced significant consolidation over the last several years. As such, the credit risk and credit concentration increased dramatically for distributors, effectively reducing the risk-adjusted returns for TV Guide's distribution business. Due to this change in business environment, and following the general approach of discontinuing non-core activities in order to focus on its core business, the Company contracted with a third party for distribution of TV Guide Magazine and assigned the existing distribution contracts to that same party. The distribution business generated approximately $12.6 million in annual revenue during 2001 with no significant impact on EBITDA. The Company recognized approximately $3.3 million in costs related to its exit from the distribution business in the second quarter of 2002. Such costs are included in operating expenses for the nine months ended September 30, 2002 in the Sector Results of Operations for the Media and Services Sector.

Related Parties and Other Significant Relationships

   In connection with the acquisition of TV Guide in 2000, News Corp. became a stockholder of the Company. As of September 30, 2002, News Corp. directly and indirectly owns approximately 43% of the Company's outstanding common stock and has the right to designate six directors on the Company's board. The Company earned advertising revenues of $3.2 million and $2.4 million for the three months ended September 30, 2002 and 2001, respectively, and $11.7 million and $15.2 million for the nine months ended September 30, 2002 and 2001, respectively, from entities controlled by News Corp. In addition, the Company acquired programming from

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

News Corp. controlled entities of $837,000 and $3.1 million for the three months ended September 30, 2002 and 2001, respectively, and $3.6 million and $8.6 million for the nine months ended September 30, 2002 and 2001, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corp. As of September 30, 2002 and December 31, 2001, the Company had receivables due from News Corp. controlled entities totaling $3.7 million and $4.6 million, respectively, and payables due to News Corp. controlled entities totaling $262,000 and $302,000, respectively. The Company reimburses News Corp. for facilities and other general and administrative costs incurred on the Company's behalf. Expenses associated with these costs approximated $1.1 million and $1.3 million for the three months ended September 30, 2002 and 2001, respectively, and $3.1 million and $2.5 million for the nine months ended September 30, 2002 and 2001, respectively. Expenses for the nine months ended September 30, 2001 included a rent and facilities credit of $345,000 from News Corp. In addition, the Company purchases paper through a paper procurement arrangement with News Corp. at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

   Liberty Media Corporation ("Liberty Media"), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corp. For the period January 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, the Company purchased programming from Liberty Media controlled affiliates of $4.5 million. During the same period, the Company also sold video, program promotion and guide services of $6.7 million to AT&T Broadband and Internet Services ("BIS") and its consolidated affiliates. In addition, during the same period, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $2.4 million. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

   The Company has included in the amounts discussed above, transactions with News Corp., BIS, and Liberty Media and all known entities in which BIS, Liberty Media and News Corp. have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corp. own, directly or indirectly, 50% or less.

   The Company has multiple transactions with Thomson multimedia, Inc., including Thomson's licensing of the Company's VCR Plus+, GUIDE Plus+ and eBook technologies, Thomson's advertising on the Company's platforms, primarily the IPG platforms, the Company's participation in marketing and promotion campaigns on Thomson products carrying the Company's technology, and a joint venture for the sale of advertising on electronic program guides on televisions. During the three months ended September 30, 2002 and 2001, revenues earned from the relationship with Thomson were $10.6 million and $16.5 million, respectively, and expenses incurred were $2.9 million and $14.1 million, respectively. During the nine months ended September 30, 2002 and 2001, revenues earned from the relationship with Thomson were $38.2 million and $44.3 million, respectively, and expenses incurred were $9.3 million and $29.2 million, respectively. As of September 30, 2002,

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

the Company had receivables due from and a payable due to Thomson totaling $16.9 million (of which $5.3 million is over 90 days past due) and $11.4 million, respectively.

   In May 2002, the Company signed a binding Letter of Intent with Thomson to broaden areas included in their strategic partnership and to also settle all issues raised in an arbitration between the parties (See Note 10 to the Notes to the Unaudited Condensed Consolidated Financial Statements). The Letter of Intent renews the commercial relationship in which the Company's GUIDE Plus+ IPG is incorporated in Thomson's televisions. The Letter of Intent also reaffirms Thomson's commitment to spend $10 million in IPG advertising for each year in 2002 and 2003 and to purchase IPG advertising during the next five years in an amount equal to a per box fee multiplied by the number of satellite set-top boxes shipped. Thomson also committed to spend $3 million in general advertising on any of the Company's various delivery platforms within a five-year period and the Company is required to provide an equivalent amount of advertising at no additional cost to Thomson. A component of the overall revenue from Thomson described above is IPG advertising revenue. IPG advertising revenues recognized from this relationship in the three months ended September 30, 2002 and 2001 were $4.3 million and $2.8 million, respectively, while revenues for the corresponding nine-month periods were $12.3 million and $5.6 million, respectively. The Company suspended recognition of licensing revenue relating to the GUIDE Plus+ portion of the agreement during the quarter ended September 30, 2002 as the Company and Thomson are in process of renegotiating the terms thereof.

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

Liquidity and Capital Resources

   For the nine months ended September 30, 2002, net cash flows from operating activities were $150.9 million. This cash flow, plus existing cash resources and proceeds from the exercise of stock options of $1.3 million, was used to fund $61.5 million for repayment of long-term debt and capital lease obligations, $6.4 million for capital expenditures, $25.1 million for additions to intangible assets, primarily patent prosecution and litigation costs, $14.1 million for distributions to minority interests, primarily in SNG, and $63.4 million to repurchase outstanding shares of the Company's common stock.

   At September 30, 2002, the Company's cash, cash equivalents and marketable securities classified as current assets aggregated $385.5 million, which includes cash and cash equivalents of $167.3 million domiciled outside the United States.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   At September 30, 2002, approximately $65.6 million, or 41%, of the Company's receivables are due from five entities. The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of the amount of recoverability. As of September 30, 2002, net receivables totaled $159.3 million, a decrease of $125.8 million when compared to the balance at December 31, 2001. The decrease is primarily due a $15.1 million increase in the allowance for doubtful accounts, a $73.2 million decrease in receivables related to the magazine distribution business, and a $37.5 million decrease in balances due from various other customers, including Thomson multimedia.

   The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.81% at September 30, 2002) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide's subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide's ability to pay dividends to Gemstar tied to TV Guide's leverage ratio. This restriction does not apply to Gemstar's ability to pay dividends. As of September 30, 2002, TV Guide had available borrowing capacity under the six-year revolving credit facility of $160.6 million. Principal payments of $15 million in the remainder of 2002, $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings at September 30, 2002 were $138.4 million under the revolving credit facility and $128.0 million under the term loan. At September 30, 2002, the Company had an outstanding letter of credit issued under the revolving credit facility for $1.0 million. The Company has determined that there is a reasonable likelihood that TV Guide will be unable to maintain compliance with a financial covenant in its term loan agreement during the coming twelve months. The Company is currently evaluating options to maintain compliance or mitigate the effects of any noncompliance.

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

   As of September 30, 2002, deferred revenue totaled $303.0 million, a decrease of $67.9 million when compared to $370.9 million at December 31, 2001. The decrease in deferred revenue was attributable to declines in circulation of TV Guide Magazine coupled with the decline in the subscriber base of the C-band industry and the recognition of nonrefundable prepaid license fees.

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

   In April 2002, the Company's Board of Directors authorized an extension of its authorization granted in September 2001 to repurchase up to $300 million of the Company's outstanding shares of common stock. The authorization permitted the Company to purchase shares in the open market at prevailing prices, or in privately negotiated transactions at then prevailing prices, provided that the Company complied with SEC regulations regarding such purchases. The extension expired on September 18, 2002. During the period subsequent to the date the extension was authorized through September 30, 2002, the Company repurchased
6.9 million shares for an aggregate price of $63.4 million. Since September 2001, the Company has repurchased a total of 7.2 million shares for an aggregate price of $69.8 million.

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

   On May 22, 2002, the Company entered into an agreement with DIVA Systems Corporation ("DIVA"), a provider of server-based technology and software systems for cable television, to acquire substantially all of its assets as part of a bankruptcy proceeding for approximately $40.0 million, payable primarily in shares of the Company's common stock. The transaction has not been completed. On September 25, 2002, the Company notified DIVA that it had elected not to proceed with the purchase of DIVA's assets. DIVA subsequently filed a complaint against the Company for breach of contract and other claims based upon the Company's decision not to acquire DIVA's assets. The Company later filed counterclaims against DIVA. The parties are presently in pretrial proceedings. See Note 10 to the Unaudited Condensed Consolidated Financial Statements.

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

  DOJ Correspondence

   On November 7, 2002, the Company received a letter from the DOJ. The DOJ has indicated they believe that Gemstar International Group Limited and TV Guide, Inc. engaged in unlawful coordination of activities prior to their merger on July 12, 2000. The Company has reason to believe that the DOJ may initiate an action against the Company under federal antitrust laws in the near future. The DOJ has also indicated that it would be willing to enter into negotiated agreement with the Company and has provided the Company with a possible settlement structure, including the imposition of a fine and certain other conditions and restrictions. The Company believes that its conduct prior to the merger was lawful, but will evaluate whether there are acceptable terms for a negotiated resolution of this matter.

Recent Accounting Pronouncements

   In November 2001, the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 01-09, which is effective for periods commencing after December 31, 2001, clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor's customers. As a result of the EITF consensus, certain of the Company's cooperative advertising and product placement costs previously classified as operating expenses have been reflected as a reduction of revenues earned from that activity. Where applicable, amounts presented in prior periods have been reclassified to comply with the income statement classifications for the current period. Approximately $16.2 million and $40.2 million of cooperative advertising and product placement costs previously classified as expenses have been reflected as a reduction of revenues in the unaudited condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2001, respectively.

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

   In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections ("Statement 145"). In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, Statement 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. The Company must implement Statement 145 in the first quarter of 2003 and all comparative financial statements will be reclassified to conform to the 2003 presentation. The anticipated effect of the statement includes the reclassification of an extraordinary loss on debt extinguishment to net loss of $2.1 million ($0.01 per share) for the nine months ended September 30, 2001. There will be no effect on net loss or net loss per share.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

   The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other portions of this Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "may," "will," "continues," "believes," "anticipates," "estimates", "plans" or "expects" used in the Company's periodic reports on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to below in "Certain Factors Affecting Business, Operating Results and Financial Condition" and elsewhere in this Form 10-Q. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to those discussed below. Such factors, together with the other information in this Form 10-Q, should be considered carefully in evaluating an investment in the Company's common stock. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company's behalf may issue. The Company undertakes no obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

   On November 14, 2002, the Company filed Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2001 (the "Annual Report"), Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, each of which restated certain historical financial statements and other information contained in reports previously filed with the SEC. None of the financial statements contained in such reports has been audited or reviewed by an independent accounting firm and therefore should not be relied upon. In addition, the Company recently dismissed its independent accounting firm and engaged a new independent accounting firm to audit the Company's financial statements contained in the Annual Report and to conduct a review of the financial statements contained in such Quarterly Reports on Form 10-Q. There can be no assurance as to when such audit and reviews will be completed or that at the conclusion of such audit, the independent accounting firm will issue an unqualified opinion, or any opinion, on the financial statements contained in the Annual Report. The Company is also reviewing its accounting policies and transactions to ensure compliance with accounting principles generally accepted in the United States of America. Specifically, the Company will be focusing on the accounting for licensing and advertising revenues, including but not limited to, revenues from strategic customers and multi-platform advertisers. The Company believes that it is likely that, as a result of such accounting firm's audit and review and the Company's ongoing review of its accounting policies and the application of the policies to various types of transactions, the Company will further restate the financial statements contained in its Annual Report and such Quarterly Reports on Form 10-Q in amendments to such reports. Such restatements may be material. Any further restatement of such financial statements may adversely affect the Company's business and results of operations.

  We face risks related to an SEC investigation and securities litigation.

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

   To fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq National Market. If the Company fails to meet any of these conditions, our securities may be delisted from the Nasdaq National Market. In addition, the Nasdaq Panel reserved the right to modify, alter or extend the terms of this exception. If the Nasdaq Panel altered or modified the terms of this exception and the Company was unable to meet the modified terms, our securities may be delisted from the Nasdaq National Market.

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

   The market for our IPGs has only recently begun to develop, is rapidly evolving and is increasingly competitive. Demand and market acceptance for our IPGs are subject to uncertainty and risk. We cannot predict whether, or how fast, this market will grow or how long it can be sustained. For GUIDE Plus+, which is incorporated in consumer electronics products, the deployment rate will be dependent on the strength or weakness of the consumer electronics industry, and in particular, the sale of television sets. For TV Guide Interactive, which is incorporated into digital set-top boxes, the deployment rate will be dependent on the growth of digital cable television subscribers. Purchases of consumer electronics products and digital cable television subscriptions are largely discretionary and may be affected by general economic trends in the countries or regions in which such products or subscriptions are offered. If the market for our IPGs develops more slowly than expected or becomes saturated with competitors, our operating results could be adversely impacted.

  The composition of IPG license revenue may change.

   The Company historically has charged a per-unit license fee for the incorporation of our IPG technology into hardware devices, including televisions, VCRs, digital cable set-top boxes, digital satellite receivers, and others. We have begun to enter into direct agreements with cable MSOs and other service providers to provide IPG services based on a per-subscriber per-month fee, such fee being inclusive of the per-unit license fee otherwise chargeable to the supplier of the set-top box to the licensed MSO. The impact of signing such agreements with service providers is that the Company will recognize less license fees at the time of shipment of the set-top box, but will establish a revenue stream with potentially much greater net present value when cable subscribers activate their digital service. These new per-subscriber per-month agreements have reduced license fees recognized in 2002, and depending on the timing of certain events, will also reduce licensing revenues in 2003. Digital cable television subscriptions are generally priced at a premium to analog cable television service and represent discretionary expenditures for consumers. Consequently, general economic trends may result in fluctuations in the amount of revenue received by the Company under this recurring revenue model.

  Continued consolidation of the cable and satellite broadcasting industry could change the terms of existing agreements; the impact of these changes is not certain.

   We have entered into agreements with a large number of cable MSOs for distribution of our IPGs. If, as expected, consolidation of the cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps. Although the Company has sought to protect itself against any negative consequences resulting from such transactions with provisions in our agreements with cable MSOs, it is conceivable that certain combinations of events could change the terms of the agreements and such changes could negatively affect our results of operations. In addition, some of our agreements with MSOs allow for the agreement to be terminated prior to the scheduled expiration date at the option of the service provider. The exercise of such unilateral termination rights could have a material adverse effect on the amount of revenue received by the Company under these agreements.

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

   As of September 30, 2002, we had outstanding approximately $266.4 million of TV Guide long-term debt, which we acquired in the TV Guide merger. During the next twelve months, scheduled debt retirements aggregate $82.5 million. This debt is significant and could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements and other purposes. A significant amount of our earnings may be dedicated to the payment of principal and interest on debt and therefore would be unavailable for financing operations and other business activities. The debt level and the covenants contained in the debt instruments could limit flexibility in planning for, or reacting to, changes in business because certain financing options may be limited or prohibited. In particular, the Company has determined that there is a reasonable likelihood that TV Guide will be unable to maintain compliance with a financial covenant in its term loan agreement during the coming twelve months. While the Company is currently evaluating options to maintain compliance or mitigate the effects of any noncompliance, there can be no assurance that any measures taken will be successful.

  Our stock price has been volatile.

   The market price of our common stock has historically been volatile. It is likely that the market price of our common stock will continue to be subject to significant fluctuations. The volatility of our stock price has increased after the announcement of our restatement of certain historical financial information. We believe that future announcements concerning us, our competitors or our principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimated by analysts or any future decision to restate any of our financial statements may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of outstanding common stock

--------------------------------------------------------------------------------
The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been reviewed by an independent accounting firm. The Company recently engaged a new independent accounting firm to audit its Consolidated Financial Statements and to conduct a SAS 71 review of its Unaudited Condensed Consolidated Financial Statements. The Company believes that it is likely that, as a result of such accounting firm's review of this information and the Company's ongoing review of its accounting policies and the application of these policies to various types of transactions, the Company will further restate the Unaudited Condensed Consolidated Financial Statements. Such restatements may be material. Accordingly, the information presented in or derived from the Unaudited Condensed Consolidated Financial Statements contained in this report should not be relied upon.

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

in the public market could materially adversely affect the market price of our common stock. Further, in recent years the stock market has experienced extreme price fluctuation in equity securities of technology and media companies. Such price and volume fluctuations often have been unrelated to the operating performance of those companies. These fluctuations, as well as general economic, political and market conditions, such as recessions, international currency fluctuations, or tariffs and other trade barriers, may materially and adversely affect the market price of our common stock.

  We have a significant amount of receivables due from five entities.

   At September 30, 2002, approximately $65.6 million, or 41%, of the Company's receivables are due from five entities as described in Liquidity and Capital Resources above. We currently believe these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of recoverability. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview of Significant Events.")

  We have significant intangible assets on our balance sheet that may be subject to impairment.

   In July 2000, we acquired TV Guide in a transaction accounted for as a purchase. In that transaction, close to $10 billion of the purchase price was allocated to intangible assets. We were required under accounting principles generally accepted in the United States of America in place through December 31, 2001 to review our intangible assets periodically for impairment when circumstances indicate the carrying value of the intangible assets may exceed their fair value. New accounting standards effective January 1, 2002 eliminated the recoverability test for certain intangible assets and require that such assets be reported at the lower of cost or fair value. At December 31, 2001, our goodwill and intangible assets approximated $8,621.7 million. The Company recorded a transitional impairment charge for goodwill and indefinite-lived intangible assets of $5,303.3 million, net of tax as of January 1, 2002 in the accompanying condensed consolidated statements of operations. The Company also recorded an interim impairment charge as of June 30, 2002 for goodwill of $22.8 million, indefinite-lived intangible assets of $24.0 million and for finite-lived intangible assets of $1,212.3 million in the accompanying condensed consolidated statements of operations. Should adverse economic conditions continue, or should other events impacting the value of certain of our businesses occur, we may be required to record an additional significant charge to earnings in our financial statements in the period any impairment of our goodwill or other intangible assets is determined.

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

   Our results may be affected by the outcome of pending and future litigation and the protection and validity of patents and other intellectual property rights. Our patent and other intellectual property rights are important competitive tools and many generate income under license agreements. There can be no assurance that our intellectual property rights will not be challenged, invalidated or circumvented in the United States or abroad. Unfavorable rulings in the Company's legal proceedings, including those described in Note 10 to the Unaudited Condensed Consolidated Financial Statements, may have a negative impact on the Company that may be greater or smaller depending on the nature of the rulings.

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

   News Corp. has significant influence over our business because of its beneficial ownership of our common stock. There can be no assurance that its interests are aligned with that of the Company's other shareholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from those of other stockholders and of the Company itself. Furthermore, the management restructuring may result in an increase of the influence of News Corp. over our business and affairs.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide's $300 million six-year revolving credit facility and $300 million amortizing term loan. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Because the interest rates on the credit facilities are variable, based upon the banks' prime rate or LIBOR, the Company's interest expense and cash flow are impacted by interest rate fluctuations. At September 30, 2002, the Company had $266.4 million in outstanding borrowings under the credit facilities. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $2.7 million in interest expense and a corresponding decrease or increase of $2.7 million in the Company's operating cash flow.

ITEM 4.  CONTROLS AND PROCEDURES

  Review of Disclosure Controls and Changes in Management

   The Company recently completed a previously-announced management restructuring pursuant to which its Chief Executive Officer, Dr. Henry Yuen , and its Co-President, Co-Chief Operating Officer and Chief Financial Officer, Elsie Leung, resigned. Effective November 7, 2002 , Jeff Shell and Paul Haggerty were appointed Chief Executive Officer and Acting Chief Financial Officer, respectively.

   During the week since their appointment, Messrs. Shell and Haggerty have commenced a review of the Company's disclosure controls and procedures, and are in the process of evaluating whether the Company's disclosure controls and procedures have been designed to ensure that (a) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is gathered and made known to the Company's management, including these officers, but other employees of the Company and its subsidiaries, as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


   As of November 14, 2002, Messrs. Shell and Haggerty have not concluded their evaluation and, accordingly, are not yet able to conclude whether or not the design and operation of the Company's controls and procedures are sufficient to accomplish the foregoing purposes. Prior to the management restructuring, the Company, under the supervision of its former Chief Executive Officer and Chief Financial Officer, commenced the process of reviewing the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's periodic reports that are filed with the SEC. The Company was unable to complete the evaluation prior to the resignations of Dr. Yuen and Ms. Leung. Messrs. Shell and Haggerty expect to complete their evaluations concurrently with the completion of the reaudit of the Company's financial statements for the years ended December 31, 2001, December 31, 2000, and nine months ended March 31, 2000, and the review of the Company's financial statements for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, by the Company's new independent auditors.

  Certifications of Principal Executive Officer and Principal Financial Officer

   As a result of the ongoing evaluation of the Company's disclosure controls, our Chief Executive Officer and acting Chief Financial Officer are unable to provide certifications in the forms required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended. The Company has determined that such certifications must either be provided in the exact form proscribed by law, without modification, or not at all. Nothwithstanding their inability to certify in the exact forms required by law, Messrs. Shell and Haggerty have each informed the Company that (i) based on his knowledge, this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-Q, and (ii) based on his knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-Q.

   Upon completion of (i) the evaluation of the Company's disclosure controls and procedures under the supervision of its principal executive officer and its principal financial officer, and (ii) the audit and review of the Company's financial statements by the Company's new independent auditors as described above, the Company intends to file an amendment to this Quarterly Report on Form 10-Q that would include the executed certificates by its principal executive officer and principal financial officer required under Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   See Note 10, Legal Proceedings, in the Unaudited Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   a.  Exhibits


        3.1  Amended and Restated By-laws of Gemstar-TV Guide International, Inc.
               (incorporated by reference to Exhibit 3.1 to Gemstar's Form 8-K, filed
               November 12, 2002)

       10.1  Umbrella Agreement, dated November 7, 2002, by and among The News
               Corporation Limited, Henry C. Yuen, Elsie Ma Leung and Gemstar-TV Guide
               International, Inc. (incorporated by reference to Exhibit 10.1 to Gemstar's
               Form 8-K, filed November 12, 2002)

       10.2* Termination Agreement, entered into on November 7, 2002, by and between
               Gemstar-TV Guide International, Inc., Gemstar Development Corporation, and
               Henry C. Yuen (incorporated by reference to Exhibit 10.2 to Gemstar's Form 8-K, filed November 12, 2002)

       10.3* Patent Rights Agreement, entered into on November 7, 2002, by and between
               Gemstar-TV Guide International, Inc. and Henry C. Yuen (incorporated by reference to Exhibit 10.3 to Gemstar's Form 8-K, filed November 12, 2002)

       10.4  Amendment No. 1 to the Stockholders' Agreement, entered into on November 7,
               2002, by and among The News Corporation Limited, Henry C. Yuen, and
               Gemstar-TV Guide International, Inc. (incorporated by reference to Exhibit 10.4 to
               Gemstar's Form 8-K, filed November 12, 2002)

       10.5  Employment Agreement, entered into on November 7, 2002, by and between
               Gemstar-TV Guide International, Inc. and Henry C. Yuen (incorporated by reference to Exhibit 10.5 to Gemstar's Form 8-K, filed November 12, 2002)

       10.6  Letter Agreement, dated November 7, 2002, between Gemstar-TV Guide
               International, Inc. and Dr. Henry Yuen (incorporated by reference to Exhibit 10.6 to Gemstar's Form 8-K, filed November 12, 2002)

       10.7* Termination Agreement, entered into on November 7, 2002, by and between
               Gemstar-TV Guide International, Inc. and Elsie Ma Leung (incorporated by reference to Exhibit 10.7 to Gemstar's Form 8-K, filed November 12, 2002)

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

The information contained in the Unaudited Condensed Consolidated Financial Statements included herein has not been audited or reviewed by an independent accounting firm and should not be relied upon.
--------------------------------------------------------------------------------


       10.8 Employment Agreement, entered into on November 7, 2002, by and between
              Gemstar-TV Guide International, Inc. and Elsie Ma Leung (incorporated by reference to Exhibit 10.8 to Gemstar's Form 8-K, filed November 12, 2002)

       10.9 Letter Agreement, dated November 7, 2002, between Gemstar-TV Guide
              International, Inc. and Ms. Elsie Ma Leung (incorporated by reference to Exhibit
              10.9 to Gemstar's Form 8-K, filed November 12, 2002)

      10.10 Employment Agreement, dated October 8, 2002 between Gemstar-TV Guide
              International, Inc. and Mr. Jeff Shell

   * Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Redacted portions of the exhibit are indicated by asterisks, and a legend appears on the appropriate pages. Confidential treatment has been requested with respect to the omitted portions.

   b.  Reports on Form 8-K

   The Company filed a report of Form 8-K under Item 5 on August 16, 2002, announcing that the Company would delay the earnings release and the filing of Form 10-Q for the quarter ended September 30, 2002 and would restate the 2001 financial results.

   The Company filed a report on Form 8-K under Item 9 on September 26, 2002, relating to sworn statements of Henry Yuen and Elsie Leung submitted to the Securities and Exchange Commission ("SEC").

   The Company filed a report on Form 8-K under Item 5 on September 26, 2002, releasing preliminary financial information for the quarter ended June 30, 2002.

   The Company filed a report on Form 8-K under Item 5 on October 15, 2002, announcing agreement in principle with Henry Yuen and Elsie Leung.

   The Company filed a report on Form 8-K under Item 5 on October 22, 2002, announcing transition of SEC investigation to formal status.

   The Company filed a report on Form 8-K under Item 4 on November 6, 2002, announcing dismissal of KPMG LLP as the Company's independent accountants, which was amended by the filing of a Form 8-K/A on November 13, 2002.

   The Company filed a report on Form 8-K under Item 5 on November 12, 2002, related to its management restructuring.

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

                             GEMSTAR-TV GUIDE INTERNATIONAL, INC.
                             (Registrant)

Date: November 14, 2002      By:                /s/  PAUL HAGGERTY
                                   ---------------------------------------
                                                  Paul Haggerty
                                          Acting Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

                                CERTIFICATION*

I, [identify certifying individuals], certify that:

1.  I have reviewed this quarterly report on Form 10-Q of [identify registrant];

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: ________________________   ______________________________
                                                  [Signature]
                                                    [Title]

--------
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.