Form 10-K/A
period 2001-12-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2003-03-31
CIK 923282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of February 28, 2002, there were 417.9 million shares of the registrant’s Common Stock outstanding. As of February 28, 2002, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $3.5 billion, based on the closing sale price of $18.29 per share as reported by the Nasdaq Stock Market. Shares of Common Stock held by officers, directors, and 5% holders have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K/A (“Amendment No. 3”) for Gemstar-TV Guide International, Inc. (the “Company”) for the fiscal year ended December 31, 2001, is being filed to amend and restate the items described below contained in the Company’s Annual Report on Form 10-K originally filed with the Securities and Exchange Commission (“SEC”) on April 1, 2002, as amended by Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) filed with the SEC on April 30, 2002, and as amended by Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) filed with the SEC on November 14, 2002.

This Amendment No. 3 makes changes to Item 6, Selected Financial Data, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8, Financial Statements and Supplementary Data, and Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, for the following purposes:

•	To restate the Company’s Consolidated Financial Statements as of December 31, 2001 and 2000 and for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 to reclassify or restate certain revenues and expenses, and to restate certain other transactions and make certain other adjustments, as more fully described in Note 2, “Restatement,” to the Company’s Consolidated Financial Statements included in Item 8 (the “Consolidated Financial Statements”);

•	To amend Item 6, Selected Financial Data, to take into account the effects of the restatement;

•	To amend Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement;

•	To include in Note 16, “Events Subsequent to Balance Sheet Date,” to the Consolidated Financial Statements information with respect to events that occurred subsequent to the original filing of the Annual Report on Form 10-K; and

•	To furnish the certifications required by Section 906 of the Sarbanes-Oxley Act.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this Amendment No. 3 continues to speak as of the date of the original filing of the Annual Report on Form 10-K on April 1, 2002, as amended by Amendment No. 1 and Amendment No. 2, and the Company has not updated the disclosures in this report to speak as of a later date (except for Note 12 “Legal Proceedings” and Note 16, “Events Subsequent to Balance Sheet Date” to the Consolidated Financial Statements with respect to subsequent events through the date of this amendment). All information contained in this Amendment No. 3 is subject to updating and supplementing as provided in the Company’s reports filed with the SEC, as amended, for periods subsequent to the date of the original filing of the Annual Report on Form 10-K.

In the fourth quarter of 2002, the Company announced that it had engaged a new independent accounting firm to audit the Consolidated Financial Statements included in this Amendment No. 3. Additionally, the Company announced that it would be reviewing its accounting policies to ensure compliance with accounting principles generally accepted in the United States. On November 14, 2002, the Company filed Amendment No. 2 for the purpose of restating the Unaudited Consolidated Financial Statements included therein. Because the restated Unaudited Consolidated Financial Statements included in Amendment No. 2 were not audited and did not comply with the requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, the Company’s new Chief Executive Officer and Acting Chief Financial Officer, who had been appointed on November 7, 2002, were unable to make the certifications required by Section 906 of the Sarbanes-Oxley Act.

The Company has completed its accounting policy review and its new independent accounting firm has completed its audit of the Consolidated Financial Statements. This Amendment No. 3 is being filed to reflect the restatements described above, to file the Company’s audited restated Consolidated Financial Statements and the related independent auditors’ report and to furnish the certifications required by Section 906 of the Sarbanes-Oxley Act.

There are certain recent developments that have occurred between December 31, 2001 and the date of filing this Amendment No. 3, which could have a material impact on the Company’s business, results of operations and financial condition, as described in Note 16, Events “Subsequent to Balance Sheet Date,” to the Consolidated Financial Statements included in Item 8 of this Amendment No. 3.

PART II

ITEM 6.    SELECTED FINANCIAL DATA.

The following information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data as of and for the year ended December 31, 2001, the nine months ended December 31, 2000 and the years ended March 31, 2000, 1999 and 1998 has been restated. For additional information regarding the restatement, please refer to Note 2 to the Consolidated Financial Statements included in Item 8.

	Restated
	Year ended December 31, 2001(1)	Nine months ended December 31, 2000(1)	Year ended March 31,
			2000(2)	Unaudited 1999(2)	Unaudited 1998(2)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$1,172,558	$669,904	$186,549	$156,446	$124,752
Operating expenses:
Operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and other expenses	904,994	493,133	110,693	79,731	64,399
Stock compensation	46,538	20,635	5,318	10,257	5,063
Depreciation and amortization	940,670	438,059	4,310	3,543	3,293
Impairment of goodwill	10,800	—	—	—	—
Other expenses(3)	—	—	15,895	1,851	11,713

	1,903,002	951,827	136,216	95,382	84,468

Operating (loss) income	(730,444)	(281,923)	50,333	61,064	40,284
Interest expense	(27,375)	(24,783)	—	—	—
Other (expense) income, net	(168,171)	8,441	35,999	8,743	7,317

(Loss) income before income taxes and extraordinary item	(925,990)	(298,265)	86,332	69,807	47,601
(Benefit) provision for income taxes	(177,414)	(82,807)	23,311	29,523	23,041

(Loss) income before extraordinary item	(748,576)	(215,458)	63,021	40,284	24,560
Extraordinary loss on debt extinguishment, net of tax	(2,100)	—	—	—	—

Net (loss) income	$(750,676)	$(215,458)	$63,021	$40,284	$24,560

(Loss) earnings per share(4):
Basic	$(1.82)	$(0.64)	$0.31	$0.20	$0.13
Diluted	$(1.82)	$(0.64)	$0.25	$0.18	$0.12
Weighted average shares outstanding(4):
Basic	412,389	334,804	205,635	198,568	193,020
Diluted	412,389	334,804	247,876	229,182	206,191

	Restated
	December 31,		March 31,
	2001(1)	2000(1)	Unaudited 2000	Unaudited 1999	Unaudited 1998
	(in thousands)
Balance Sheet Data:
Working capital	$240,351	$332,460	$337,405	$207,404	$127,314
Total assets	9,341,513	10,621,304	477,644	250,477	181,322
Long-term debt and capital lease obligations, less current portion	271,029	586,485	—	—	—
Total stockholders’ equity	7,374,254	8,019,418	348,906	161,387	89,461

(1)	Effective July 18, 2001 and July 12, 2000, the Company’s consolidated operating results include the operating results of SkyMall, Inc. (“SkyMall”) and TV Guide, Inc. (“TV Guide”), respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold.
(2)	The Company completed mergers with NuvoMedia, Inc. (“NuvoMedia”) and SoftBook Press, Inc. (“SoftBook”) in January 2000. Both mergers were accounted for under the pooling of interests method and accordingly, the Company’s historical consolidated financial statements were restated for all periods prior to January 2000 to include the accounts and results of operations of NuvoMedia and SoftBook.
(3)	Other expenses for the years ended March 31, 2000 and 1998 consisted of merger related costs incurred as a result of the mergers with NuvoMedia and SoftBook in fiscal year 2000 and with StarSight Telecast, Inc. in fiscal year 1998. Other expenses for the year ended March 31, 1999 consisted of costs incurred in defending the Company against a hostile takeover.
(4)	All share and per share data has been adjusted for the two-for-one stock splits effected in May 1999 and December 1999.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The Consolidated Financial Statements as of December 31, 2001 and 2000 and for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 and the notes thereto included in this Amendment No. 3 have been restated. For additional information regarding the restatement, please refer to Note 2 to the Consolidated Financial Statements included in Item 8. All applicable financial information presented in this Item 7 has been restated to take into account the effects of the restatements described in Note 2 to the Consolidated Financial Statements.

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

The Company also completed mergers with two electronic book companies, NuvoMedia and SoftBook, in January 2000. Both mergers were accounted for under the pooling of interests method and, accordingly, the Company’s historical consolidated financial statements were restated for all periods prior to that date to include the results of operations, financial position and cash flows of NuvoMedia and SoftBook.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to the Company’s consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from current expectations. The Company believes that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial statements.

Revenue Recognition

General

The Company follows the provisions of SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”) and Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), for revenue recognition. Under SOP 97-2 and SAB 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

The Company has entered into various arrangements that contain multiple elements, including licensing fees and advertising on various platforms, which may be in more than one of our segments (“multiple-element arrangements”). For example, a customer may license certain of the Company’s technology and purchase an advertising package from the Company to provide the customer with print advertising in TV Guide Magazine, an online platform or on the IPG platform. Multiple-element arrangements may include situations where the Company is both a vendor and a cooperative advertiser. See “Multiple-Element Arrangements” below.

In November 2001, the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 01-09, which is effective for periods commencing after December 31, 2001, clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement fees. As a result of the EITF consensus, certain of the Company’s cooperative advertising and product placement costs previously classified as operating expenses will be reflected as a reduction of revenues earned from that activity. Where applicable, amounts presented in prior periods will be reclassified to comply with the income statement classifications for the current period. The reclassification does not affect the Company’s reported net income and basic and diluted earnings per share.

License Fees

The Company licenses its proprietary technologies to consumer electronics manufacturers and to service providers (including cable multiple system operators (“MSOs”) and other owners and operators of cable television systems, telephone networks, Internet service providers, Internet websites, direct-to-home broadcast satellite providers, wireless systems and other multi-channel video programming distributors). It is the Company’s normal practice to enter into written agreements with its customers. The Company generally recognizes such license fees based on a per unit shipped model (with consumer electronics manufacturers) or a per subscriber model (with service providers). Revenues from per unit license fees are based on units reported shipped in the period by the manufacturers. Revenues from per subscriber fees are recognized in the month services are provided by a licensee, as reported to us by the licensee. See “Multiple-Element Arrangements” below.

Revenues from annual and other license fees generally are recognized based on the specific terms of the license agreements. For instance, the Company had an arrangement under which substantial flat fees were paid upfront in addition to ongoing per-unit license fees. In such cases, the pre-paid fees are deferred and recognized as revenue on a straight line basis over the term of the agreement. In certain cases, the Company will license its technology for an unlimited number of units over a specified period of time and for which it has continuing obligations. The Company records the fees associated with these arrangements on a straight line basis over the specified term. In addition, the Company has licensing arrangements with MSOs under which we share a portion of the interactive platform advertising revenue that is generated through the MSO. In some cases, the Company guarantees that all or a significant portion of the MSO’s license fees paid to us will be reimbursed to the MSO through the Company’s ad-sharing obligation. To the extent the ad-sharing fees are not sufficient to meet these guarantees, the Company is obligated to purchase advertising on the MSO’s platform. Because the license fee is not fixed nor determinable until resolution of the sharing or advertising buyback, which is typically settled quarterly, the advertising buyback guarantees and advertising sharing are netted against the license fees so that only a net license fee amount is recognized.

From time to time, the license agreement between the Company and a licensee may expire. While a new license agreement is being negotiated, the licensee may continue to ship the same units or the same services may continue to be deployed containing our patented or proprietary technologies and the licensee continue to report units shipped or subscriber information on a periodic basis. License and subscriber fees may continue to be received at the old contract rates and on a timely basis. In such cases, the Company continues to recognize license and subscriber fee revenue. However, revenue is not recognized when collection is not reasonably assured and in no case when payment is not received for greater than ninety days (which is the longest standard customer payment term related to certain MSO contracts).

Multiple-Element Arrangements

In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which segment is credited with the revenue, it also impacts the amount and timing of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue by each of the segments, as discussed above.

Revenue is allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar cash arrangements with unrelated parties that are not part of a multiple-element arrangement. When sufficient evidence of the fair values of the individual elements does not exist, revenue is not allocated among them until that evidence exists. Instead, the revenue is recognized as earned using revenue recognition principles applicable to the entire arrangement as if it were a single-element arrangement. At this time, in all instances where IPG advertising is part of a multiple-element transaction, no revenue is allocated to IPG advertising or the Interactive Platform Sector for accounting purposes, and all revenue is allocated to other elements of the transaction and other sectors. For accounting purposes, the Company expects to record IPG advertising associated with multiple-element arrangements in this manner until such time as we conclude that we can determine the fair value of IPG advertising in a reliable, verifiable and objective manner.

Purchase Accounting

The Company’s acquisitions of TV Guide and SkyMall have been accounted for under the purchase method of accounting for business combinations.

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization expense recorded in a given period.

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As permitted by the accounting rules, the Company used the one-year period following the consummation of the acquisitions to obtain the information necessary to finalize estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, the Company obtained appraisals from independent valuation firms for certain significant tangible and intangible assets and liabilities.

Impairment of Long-Lived Assets, Long-Lived Assets to Be Disposed Of and Intangible Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The value of our intangible assets, including goodwill, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends. We periodically review intangible assets and goodwill for impairment using the guidance of applicable accounting literature. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company has a significant amount of property and equipment and intangible assets. The determination as to whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable involves management’s judgment. In addition, should we conclude that recoverability of an asset is in question, the estimate of undiscounted future operating cash flows is used to determine whether an asset is recoverable and, if not, the final determination of the fair value of the asset is also based on the judgment of management. These judgments can be impacted by a variety of underlying assumptions, such as the general business climate, effectiveness of competition and supply and cost of resources. Accordingly, actual results can differ significantly from the assumptions made by management in making its estimates. Future changes in management’s estimates could result in indicators of impairment and actual impairment charges where none exists as of the date of this report.

New accounting standards effective January 1, 2002, eliminate the impairment recoverability tests for certain other intangible assets with indefinite lives and require that such assets be valued at the lower of their carrying value or fair value. Goodwill is no longer amortized but remains subject to an annual impairment test performed at the reporting unit level. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Absent any interim evidence of impairments, we will perform our annual impairment test of goodwill and other indefinite lived intangibles for all reporting units on October 31 of each year.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance, if necessary, to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

The Company has income both from foreign and domestic sources. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of our actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2001, we have established a valuation allowance of $35.7 million against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Legal and Other Loss Contingencies

A significant amount of management estimation is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to the Company’s consolidated results of operations and financial position.

Allowance for Doubtful Accounts

The Company has significant amounts due from its customers. We continuously evaluate outstanding accounts receivable for collectibility. This evaluation involves management’s judgment in assessing the aging of the amounts due to us and in reviewing the credit-worthiness of each customer. Should a customer’s financial condition deteriorate in a manner that could decrease the customer’s ability to pay amounts due to us, we might be required to provide additional allowance for doubtful accounts, which would reduce our earnings.

Investments

The Company’s investments include investments available-for-sale that are carried at fair value, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the subject investment; and the intent and ability to hold the investment for a sufficient period of time to allow for recovery in the market value of the investment.

For investments accounted for using the cost or equity method of accounting, management evaluates information such as budgets, business plan or financial statements in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include: recurring operating losses, credit defaults, and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all-inclusive and management weighs a number of quantitative and qualitative factors in determining whether an other-than-temporary decline in the value of an investment is deemed to have occurred.

The following table sets forth certain financial information for the Company during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000. To enhance comparability, the following table also includes certain financial information for the Company for the year ended December 31, 2000 and the nine months ended December 31, 1999.

	Restated Year Ended December 31,		Restated Nine Months Ended December 31,		Restated Year Ended March 31, 2000
		Unaudited		Unaudited
	2001(1)	2000(4)	2000(1)(2)	1999(5)
			(in thousands)
Statement of Operations Data:
Revenues	$1,172,558	$718,212	$669,904	$138,241	$186,549
Operating expenses:
Operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and merger related expenses	904,994	521,237	493,133	82,589	110,693
Stock compensation	46,538	21,818	20,635	4,135	5,318
Depreciation and amortization	940,670	439,148	438,059	3,221	4,310
Impairment of goodwill	10,800	—	—	—	—
Merger related expenses	—	15,895	—	—	15,895

	1,903,002	998,098	951,827	89,945	136,216

Operating (loss) income	(730,444)	(279,886)	(281,923)	48,296	50,333
Interest expense	(27,375)	(24,783)	(24,783)	—	—
Other (expense) income, net	(168,171)	21,934	8,441	22,506	35,999

(Loss) income before income taxes and extraordinary item	(925,990)	(282,735)	(298,265)	70,802	86,332
(Benefit) provision for income taxes	(177,414)	(78,429)	(82,807)	18,933	23,311

(Loss) income before extraordinary item	(748,576)	(204,306)	(215,458)	51,869	63,021
Extraordinary loss on debt extinguishment, net of tax	(2,100)	—	—	—	—

Net (loss) income	$(750,676)	$(204,306)	$(215,458)	$51,869	$63,021

Other Financial Data:
Net cash provided by (used in):
Operating activities	$118,264	$301,734	$297,630	$56,443	$60,547
Investing activities	73,204	(6,511)	(22,846)	(74,129)	(57,794)
Financing activities	(328,958)	(20,531)	(24,552)	46,536	50,557
EBITDA(3)	267,564	196,975	176,771	55,652	75,856

(1)	Effective July 18, 2001 and July 12, 2000, the Company’s consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold.
(2)	On November 28, 2000, the Board of Directors of the Company approved the change of the Company’s fiscal year end from March 31 to December 31.
(3)	EBITDA means operating (loss) income before stock compensation expense, depreciation and amortization, impairment of goodwill and merger related expenses, which consist of costs incurred as a result of the mergers with NuvoMedia, Inc. and SoftBook Press, Inc. in fiscal year 2000. Due to purchase accounting related to the Company’s merger with TV Guide on July 12, 2000, the results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company’s business sectors are measured based on EBITDA. The Company believes EBITDA to be relevant and useful information as EBITDA is the primary measure used by our management to measure the operating profits or losses of our business. EBITDA is one of several metrics used by our management to measure the cash generated from our operations. EBITDA is presented supplementally, as we believe it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are presented in the financial statements included in this report. Additionally, our calculations of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected. See “Reconciliation of EBITDA to Operating (Loss) Income” below.
(4)	Reported results for the transition period from April 1, 2000 to December 31, 2000 have been combined with operating results for the three months ended March 31, 2000 to enhance comparability.
(5)	Operating results for the three months ended March 31, 2000 have been deducted from reported results for the year ended March 31, 2000 to present amounts for the nine months ended December 31, 1999.

Consolidated Results of Operations

Year ended December 31, 2001 compared to the year ended December 31, 2000

Revenues for the year ended December 31, 2001 were $1.2 billion, an increase of $454.3 million compared to the same period in 2000. The increase in revenues was primarily due to $451.7 million of additional revenues attributable to TV Guide, which was acquired by the Company on July 12, 2000.

The general weakness in the advertising market during 2001 impacted most media companies in the United States, including the Company. For additional discussion of advertising revenues, see the Company’s discussion of pro forma sector operating results below.

Operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and merger-related expenses were $905.0 million for the year ended December 31, 2001, an increase of $383.8 million when compared to the same period in 2000. The increase in operating expenses was primarily due to increased operating costs of $329.1 million attributable to a full year of TV Guide operations.

Stock compensation expense reflects amortization of the portion of the purchase price of TV Guide assigned to unearned compensation for unvested TV Guide stock options assumed by the Company in the TV Guide transaction. The unearned compensation is being amortized over the remaining vesting period of the options. No similar amortization expense existed in periods prior to the acquisition of TV Guide. Stock compensation expense also included $14.8 million of additional unearned compensation amortization resulting from a senior executive officer that separated from the Company. Additionally, amortization of deferred compensation arising from the issuance of options to the Company’s former Chief Executive Officer totaled $1.8 million and $2.3 million in 2001 and 2000, respectively.

Depreciation and amortization during the year was $940.7 million, an increase of $501.5 million compared to the same period in 2000. The increase in depreciation and amortization was attributable to a full year of amortization of intangible assets and other depreciation resulting from the acquisition of TV Guide.

The Company had impairment of goodwill relating to its acquisition of Les Editions 00h00, an electronic publisher in Europe, of $10.8 million during 2001. No similar impairment charges were recorded in the twelve-month period ended December 31, 2000.

Interest expense was $27.4 million for the year ended December 31, 2001 compared to $24.8 million for the same period in 2000. The increase in interest expense was attributable to the debt and capital lease obligations assumed in the TV Guide transaction being outstanding for a full year in 2001, offset by lower debt levels and interest rates. Prior to the acquisition of TV Guide, the Company had no debt.

Other income (expense), net was $(168.2) million for the year ended December 31, 2001 compared to $8.4 million for the same period in 2000. The decrease in other income (expense), net was due primarily to a $154.8 million write-down ($84.4 million during the fourth quarter) in 2001 of certain of the Company’s technology investments and marketable securities, many of which were acquired as part of the TV Guide merger and were recorded at values that existed for technology investments at that time, coupled with lower rates of return on cash investments during 2001 compared to 2000. Included in the amount is a charge of $107.7 million reflecting the write-off of the carrying value of the Company’s investment in an entity engaged in developing a satellite system. The entity experienced operating difficulties and a failed initial public offering. Management concluded that the general weakness in the economy had impacted the fair value of these investments in a manner which was other than temporary, by delaying the deployment of underlying technologies, making it difficult for development stage companies to access capital, and by causing sustained periods of depressed stock prices from previous prices.

The provision for income tax benefit as a percentage of loss before income taxes and extraordinary item was 19% for the year ended December 31, 2001 compared to 28% for the same period in 2000. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions, as well as the non-deductibility for income tax purposes of the amortization of purchased goodwill. Because of these factors, it is expected that the Company’s future tax expense as a percentage of income before income taxes may vary from year to year.

Nine months ended December 31, 2000 compared to nine months ended December 31, 1999

Revenues for the nine months ended December 31, 2000 were $669.9 million, an increase of $531.7 million compared to the same period in 1999. The increase in revenues was primarily due to $522.3 million of additional revenues attributable to the TV Guide acquisition on July 12, 2000.

Operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and merger related expenses, were $493.1 million for the nine months ended December 31, 2000, an increase of $410.5 million when compared to the same period in 1999. The increase in operating expenses was primarily due to increased operating costs of $404.7 million attributable to TV Guide.

Stock compensation expense reflects amortization of the portion of the purchase price of TV Guide assigned to unearned compensation expense for unvested TV Guide stock options assumed by the Company in the TV Guide transaction. Additionally, amortization of deferred compensation arising from the issuance of options to the Company’s former Chief Executive Officer totaled $2.3 million and $5.3 million for the nine month periods ended December 31, 2000 and 1999, respectively.

Depreciation and amortization during the nine-month period ended December 31, 2000 was $438.1 million, an increase of $434.8 million compared to the same period in 1999. The increase in depreciation and amortization was a result of amortization of goodwill and other intangible assets and other depreciation resulting from the acquisition of TV Guide.

Interest expense was $24.8 million for the nine months ended December 31, 2000 compared to none for the same period in 1999. The interest expense in 2000 was attributable to the assumption of debt and capital lease obligations in the TV Guide transaction. Prior to the acquisition of TV Guide, the Company had no debt.

The provision for income tax benefit as a percentage of loss before income taxes was 28% for the nine-month period ended 2000 compared to the provision for income tax expense as a percentage of income before income taxes of 27% for the same period in 1999. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions as well as the non deductibility for income tax purposes of the amortization of purchased goodwill. Because of these factors, it is expected that the Company’s future provision for income taxes as a percentage of income before income taxes may vary from year to year.

Pro Forma Sector Results of Operations

To enhance comparability, the following table sets forth certain financial information for the Company’s business sectors on an unaudited pro forma basis for the twelve months ended December 31, 2001 compared to the twelve months ended December 31, 2000. This pro forma financial information reflects the merger with TV Guide, the acquisition of SkyMall and sale of the WGN signal distribution business as though they had occurred on January 1, 2000. Due to purchase accounting, the results of operations for the year ended December 31, 2001 and for the nine-month period ended December 31, 2000, reflect significant increases in amortization of goodwill and other intangible assets. Accordingly, the Company’s business sectors are measured based on EBITDA (operating income before stock compensation expense, depreciation and amortization, impairment of goodwill and merger related expenses). The Company believes pro forma results represent an appropriate supplemental analysis of revenues, expenses and EBITDA trends, as the pro forma presentation includes the results of operations of the Company’s significant businesses for all periods presented.

The Company categorizes its businesses into three principal business sectors: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company’s technology includes the VCR Plus+ system, IPGs marketed under the GUIDE Plus+ and TV Guide Interactive brands, and the eBook); the Interactive Platform Sector, which is responsible for advertising and electronic commerce on the Company’s proprietary interactive platforms and websites, and interactive wagering through the TVG Network; and the Media and Services Sector, which is responsible for the operations of TV Guide Magazine, TV Guide Channel, TVG Network, SkyMall catalog sales, Superstar/Netlink Group (“Superstar/Netlink”), UVTV, SpaceCom and other non-interactive platforms and media properties. The Company’s business sectors represent strategic business units that offer different products and services and compete in different industries.

	Restated Unaudited Pro Forma Year Ended December 31,
	2001	2000
	(in thousands)
Technology and Licensing Sector
Revenues	$192,482	$196,025
Operating expenses(1)	135,200	98,832

EBITDA(2)	$57,282	$97,193

Interactive Platform Sector
Revenues	$38,510	$23,031
Operating expenses(1)	78,685	74,679

EBITDA(2)	$(40,175)	$(51,648)

Media and Services Sector
Revenues	$961,758	$1,131,597
Operating expenses(1)	719,185	888,549

EBITDA(2)	$242,573	$243,048

Consolidated (after eliminations)
Revenues(3)	$1,188,617	$1,342,753
Operating expenses(1)(3)	928,937	1,054,160

EBITDA(2)	$259,680	$288,593

(1)	Operating expenses mean operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and merger related expenses.
(2)

EBITDA means operating income before stock compensation expense, depreciation and amortization, impairment of goodwill and merger related expenses, which consist of costs incurred as a result of the mergers with NuvoMedia and SoftBook in fiscal year 2000. Due to purchase accounting related to the Company’s merger with TV Guide on July 12, 2000, the results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company’s business sectors are measured based on EBITDA. The Company believes EBITDA to be relevant and useful information as EBITDA is the primary measure used by our management to measure the operating profits or losses of our business. EBITDA is one of several metrics used by our management to measure the cash generated from our operations. EBITDA is presented supplementally as we believe it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are presented in the financial statements included in this report. Additionally, our calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected. See “Reconciliation of EBITDA to Operating (Loss) Income” below.

(3)	Inter-segment eliminations consist of media and sales commissions reported as revenues by the Media and Services Sector and expenses by the Interactive Program Sector.

The following discussion of each of the Company’s segments is based on the unaudited pro forma financial information provided above.

Technology and Licensing Sector—Pro Forma

The Technology and Licensing Sector is responsible for the development, licensing and protection of intellectual property and proprietary technologies. Revenues in this sector consist of license fees paid by third- party licensees for our proprietary technologies and patents primarily related to video recording, IPGs and electronic books. Our licensing activities include licenses for consumer electronics, cable, satellite, Internet appliances, personal computers, and publications worldwide, with major consumer electronics manufacturers and others. Sector operations include research and development, and the creation, protection and licensing of patents and proprietary technologies. This sector also includes the license revenues we derive from TVG Network.

For the twelve months ended December 31, 2001, pro forma revenues for the Technology and Licensing Sector were $192.5 million compared to $196.0 million in the prior year. The decrease in revenues for this sector of $3.5 million, or 1.8%, was attributable to a decline in license fees from manufacturers of DSS set-top box devices due to lower unit growth and the expiration of a significant agreement, partially offset by higher license fees from a manufacturer of cable set-top boxes and an increase in fees from service providers due to a number of new distribution agreements. During 2001, the Company entered into agreements with new licensees for its technologies and increased the distribution base for its proprietary IPG platforms marketed under the GUIDE Plus+ and TV Guide Interactive brands.

In October 2000, the Company received $188.0 million in cash from a set-top box manufacturer to settle outstanding arbitration and litigation proceedings. Of the $188.0 million cash received approximately $130.0 million was in prepayment of a 10-year technology licensing agreement. This prepayment is being accreted into income on a straight-line basis over the life of the agreement. Revenues in the Technology and Licensing Sector for the years ended December 31, 2001 and 2000 include $13.0 million and $9.9 million, respectively, recognized in connection with this agreement. At December 31, 2001, $113.4 million remained to be recognized over the remaining term of the agreement.

Pro forma expenses in this sector for the twelve months ended December 31, 2001 were $135.2 million compared to $98.8 million in 2000. The increase in expense is primarily attributable to increased legal costs of approximately $39.2 million primarily associated with the Company’s proceedings before the International Trade Commission. (See Item 3, Legal Proceedings).

Interactive Platform Sector—Pro Forma

The Interactive Platform Sector is responsible for and derives recurring revenues from advertising and electronic commerce on our interactive platforms and interactive wagering relating to TVG Network. Interactive

Platform Sector activities also include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms, media research, and the trafficking, tracking and billing of advertising. The Company’s IPG platform currently is comprised of television sets incorporating the Gemstar GUIDE Plus+ IPG and digital cable set-top boxes incorporating the TV Guide Interactive IPGs, as well as the on-line website www.tvguide.com. The Company collects revenue from interactive wagering activities related to our TVG network, and also conducts electronic commerce on our www.skymall.com and www.tvguide.com websites.

For the twelve months ended December 31, 2001, pro forma revenues for the Interactive Platform Sector were $38.5 million compared to $23.0 million for the prior year, an increase of $15.5 million or 67%. Revenues in this sector are comprised primarily of advertising revenues earned on the Company’s proprietary platforms, including the IPGs and the online web site, www.tvguide.com as well as interactive wagering from the Company’s TV Games subsidiary and online interactive commerce revenue from the Company’s Sky Mall subsidiary. The increase in revenues in this sector is primarily attributable to increased revenues from advertising on the online website, an increase in wagering activity at TV Games network and an increase in advertising on the Company’s IPG platform. The increase in IPG advertising revenues in this sector is primarily attributable to the launch of advertising enabled IPGs under the TV Guide Interactive brand during 2000 coupled with the increased penetration of such guides into the marketplace.

Pro forma expenses for this sector were $78.7 million for the year ended December 31, 2001 compared to $74.7 million for 2000, an increase of 5%. The increase in expenses is primarily attributable to costs incurred to operate the expanding IPG base, including the new advertising enabled versions of the IPGs.

Media and Services Sector—Pro Forma

The Media and Services Sector is responsible for the operations of TV Guide Magazine, TV Guide Channel, SkyMall catalog sales, Superstar/Netlink, UVTV, SpaceCom and other non-interactive platforms and media properties. Revenues in this sector are principally composed of subscription fees and advertising revenues of the TV Guide magazines and the TV Guide Channel and programming package revenues from C-band households. The Company sold the business that distributes the WGN superstation signal in April 2001 and acquired SkyMall in July 2001. Accordingly, pro forma amounts for this sector which were previously presented have been restated for the impacts of the WGN superstation disposition and SkyMall acquisition. This sector also includes the advertising revenues and operating costs associated with the TVG Network business.

For the twelve months ended December 31, 2001, pro forma revenues for the Media and Services Sector were $961.8 million compared to $1.1 billion for the prior year. Revenues in this sector decreased by $169.8 million, primarily due to decreased revenues earned by TV Guide Magazine and Superstar/Netlink. TV Guide Magazine continues to face declines in circulation due to slower new subscriber growth, lower renewal rates and reduced newsstand sales. At December 31, 2001, TV Guide Magazine had a circulation of 9.0 million compared to 9.9 million at December 31, 2000. The C-band direct-to-home satellite market, in which Superstar/Netlink operates, continues to decline due to the growth of the newer generation direct broadcast satellite systems and continued cable system expansions. During the year ended December 31, 2001, the number of C-band subscribers in the industry decreased by 31% to approximately 823,000 subscribers. At December 31, 2001, Superstar/Netlink provided service to 549,000 of these subscribers, a decrease of 14% from the subscribers served by Superstar/Netlink at December 31, 2000. We expect the declines in the circulation of TV Guide Magazine and the subscriber base of the C-band industry, and the resulting impacts on revenues in this sector, to continue. The impacts of the circulation and subscriber declines on revenue were partially offset by an increase in the newsstand price of TV Guide Magazine, an increase in the price of programming packages offered by Superstar/Netlink and revenues earned from the subscriber conversion agreement with EchoStar Satellite Corporation (“EchoStar”).

On November 2, 1999, Superstar/Netlink signed an agreement with EchoStar whereby Superstar/Netlink promotes and solicits orders for EchoStar’s direct broadcast subscription service, the DISH Network. In exchange, Superstar/Netlink receives an initial commission for each current or past Superstar/Netlink subscriber who subscribes to the DISH Network and a monthly residual commission over the life of the agreement. This agreement has resulted in an acceleration in the decline in the number of Superstar/Netlink subscribers and this effect is expected to continue.

Pro forma expenses for this sector were $719.2 million for 2001 compared to $888.5 million for 2000. A significant portion of the expenses in this sector are those attributable to the paper, printing, and postage associated with TV Guide Magazine and programming acquired by Superstar/Netlink for programming packages sold to its customers. The decrease in expenses of $169.3 million in this sector is primarily due to the decrease in circulation of TV Guide Magazine and reduced programming expenses associated with the decrease in the number of C-band subscribers.

For the twelve months ended December 31, 2001, pro forma EBITDA for this sector decreased by less than 1% despite a 15% decline in revenues compared to the prior year.

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

Liquidity and Capital Resources

For the twelve months ended December 31, 2001, net cash flows from operating activities were $118.3 million. This cash flow, plus existing cash resources, proceeds from asset sales of $107.0 million and proceeds from the exercise of stock options of $20.3 million, was used to fund $249.8 million for repayment of long-term debt, $71.1 million to repurchase substantially all of the remaining outstanding TV Guide 8 1/8% senior subordinated notes, $23.5 million for investments and acquisitions, $17.1 million for capital expenditures and $3.2 million for additions to intangible assets.

At December 31, 2001, the Company’s cash, cash equivalents and marketable securities classified as current assets aggregated $391.1 million.

Net cash flows from operating activities decreased $167.4 million for the year ended December 31, 2001 compared to $297.6 million generated during the nine months ended December 31, 2000 due primarily to the fact that the 2000 period included cash flows resulting from the October 2000 settlement agreement with General Instrument/Motorola.

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

The Company is party to a loan guarantee to assist a printing services supplier in obtaining a line of credit and term loans with a bank. The maximum expense to the Company created by this guarantee is $10.0 million.

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

The Company collects in advance a majority of its TV Guide Magazine subscription fees, Superstar/Netlink Group subscription fees and certain of its UVTV superstation and TV Guide Channel revenues. In addition, the Company receives nonrefundable prepaid license fees from certain licensees. As of December 31, 2001, deferred revenue totaled $447.6 million. The Company’s liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company’s liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

The Company does not have any material commitments for capital expenditures. The Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital, capital expenditure and debt requirements in the foreseeable future.

A significant portion of the Company’s receivables are from a limited number of customers. The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of the amount of recoverability.

In connection with the acquisition of TV Guide in 2000, The News Corporation Limited (“News Corporation”) became a stockholder of the Company. As of December 31, 2001, News Corporation directly and indirectly owns approximately 42% of the Company’s outstanding common stock and has the right to designate six directors on the Company’s board. The Company earned advertising revenues of $19.3 million and $10.4 million for the year ended December 31, 2001 and the period from the date of the TV Guide acquisition through December 31, 2000, respectively, from entities controlled by News Corporation. During those same periods, the Company acquired programming from News Corporation controlled entities of $11.3 million and $7.8 million, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corporation. As of December 31, 2001 and 2000, the Company had receivables due from News Corporation controlled entities totaling $4.6 million and $9.5 million, respectively, and payables due to News Corporation controlled entities totaling $302,000 and $965,000, respectively. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

Liberty Media Corporation (“Liberty Media”), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corporation. For the period January 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, and the period from the date of the TV Guide acquisition through December 31, 2000, the Company purchased programming from Liberty Media controlled affiliates of $4.5 million and $7.4 million, respectively. During those same periods, the Company also sold video, program promotion and guide services and subscriber management services to AT&T Broadband and Internet Services (“BIS”) and its consolidated affiliates of $6.7 million and $8.4 million, respectively. In addition, during those same periods, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $2.4 million and $3.9 million, respectively. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

The Company has included in the amounts discussed above, transactions with News Corporation, BIS, and Liberty Media and all entities in which BIS, Liberty Media and News Corporation have an interest greater than

50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corporation own, directly or indirectly, 50% or less.

The Company, through a subsidiary, leases approximately 18,887 square feet of office space from CMT Partners, LP. The two sons of Douglas Macrae, through the 1991 DBM Descendants Trust (“DBM”), own a 45% interest in CMT Partners, a privately held real estate partnership. The remaining term of the current lease between the Company and CMT Partners is one year with a renewal option at the expiration of the term. The total amount paid by the Company to CMT Partners during the fiscal year was $397,000. DBM receives distributions from CMT Partners, which include profits from the lease arrangement with the Company.

The Company has multiple transactions with Thomson multimedia, Inc. (“Thomson”), including Thomson’s licensing of the Company’s VCR Plus+, GUIDE Plus+ and eBook technologies, Thomson’s advertising on the Company’s platforms, primarily the interactive program guide platforms, the Company’s participation in marketing and promotion campaigns on Thomson products carrying the Company’s technology, and the two companies being joint venture partners in the sale of advertising on electronic program guides on televisions. During the year ended December 31, 2001, net revenues earned from the relationship with Thomson were $49.6 million. As of December 31, 2001, the Company has receivables due from and a payable due to Thomson totaling $57.9 million and $21.2 million, respectively.

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

As of December 31, 2001, the Company has unamortized goodwill in the amount of $5.6 billion and unamortized identifiable intangible assets with indefinite lives, primarily trademarks and publishing rights, in the amount of approximately $795.3 million which will no longer be subject to amortization under the provisions of Statement 142. Amortization expense related to such assets was $495.3 million and $237.6 million for the year ended December 31, 2001 and the nine months ended December 31, 2000, respectively. The Company is currently in the process of evaluating the potential impairment impacts of adopting Statement 142 on its financial statements. Based on the Company’s analysis completed to date, the Company expects to report transitional impairment losses of up to $5 billion upon adoption of Statement 142 in the first quarter of 2002. Pursuant to the provisions of Statement 142, any transitional impairment losses will be reported as a cumulative effect of a change in accounting principle.

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

Reconciliation of EBITDA to Consolidated Operating (Loss) Income

EBITDA means operating (loss) income excluding stock compensation, depreciation and amortization, impairment of goodwill and merger related expenses. The Company believes EBITDA to be relevant and useful information as these are the primary measures used by our management to measure the operating profit or loss of our business. EBITDA is one of several metrics used by our management to measure the cash generated from our operations. EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States. EBITDA, as we have defined them, may not be comparable to similarly titled measures reported by other companies.

Reconciliation of EBITDA to (loss) income before income taxes and extraordinary item:

	Restated Year ended December 31,		Restated Nine months ended December 31,		Restated year ended March 31, 2000
	2001	2000(1)	2000	1999
EBITDA	$267,564	$196,975	$176,771	$55,652	$75,856
Stock compensation	(46,538)	(21,818)	(20,635)	(4,135)	(5,318)
Depreciation and amortization	(940,670)	(439,148)	(438,059)	(3,221)	(4,310)
Impairment of intangible assets	(10,800)	—	—	—	—
Merger related expenses	—	(15,895)	—	—	(15,895)
Interest expense	(27,375)	(24,783)	(24,783)	—	—
Other (expense) income, net	(168,171)	21,934	8,441	22,506	35,999

(Loss) income before income taxes and extraordinary item:	$(925,990)	$(282,735)	$(298,265)	$70,802	$86,332

(1)	Reported results for the transition period from April 1, 2000 to December 31, 2000 have been combined with operating results for the three months ended March 31, 2000 to enhance comparability.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to Consolidated Financial Statements on page F-1.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

The financial statements listed in the Index to Consolidated Financial Statements on page F-1 are filed as part of this Form 10-K/A.

(a)(2) Exhibits

The exhibits listed in the Exhibit Index following the Consolidated Financial Statements are incorporated herein by reference or are filed with this Form 10-K/A as indicated.

(b) Reports on Form 8-K

There were no reports filed on Form 8-K in the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMSTAR-TV GUIDE INTERNATIONAL, INC. (Registrant)

Date: March 31, 2003	By:	/s/ JEFF SHELL
Jeff Shell Chief Executive Officer and Director (Principal Executive Officer)

Date: March 31, 2003	By:	/s/ PAUL HAGGERTY
Paul Haggerty Acting Chief Financial Officer (Principal Financial Officer)

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

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 31, 2003	By:	/s/ JEFF SHELL
Jeff Shell Chief Executive Officer (Principal Executive Officer)

10-K/A CERTIFICATION

Gemstar-TV Guide International, Inc.

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

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

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 31, 2003	By:	/s/ PAUL HAGGERTY
Paul Haggerty Acting Chief Financial Officer (Principal Financial Officer)

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Auditors	F-2

Consolidated Balance Sheets (Restated) as of December 31, 2001 and 2000	F-3

Consolidated Statements of Operations (Restated) for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000	F-4

Consolidated Statements of Stockholders’ Equity (Restated) for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000	F-5

Consolidated Statements of Cash Flows (Restated) for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000	F-6

Notes to Consolidated Financial Statements (Restated)	F-7

All schedules are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Gemstar-TV Guide International, Inc.

We have audited the accompanying consolidated balance sheets (restated) of Gemstar-TV Guide International, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations (restated), stockholders’ equity (restated), and cash flows (restated) for the year ended December 31, 2001, the nine-month period ended December 31, 2000 and the year ended March 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gemstar-TV Guide International, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001, the nine-month period ended December 31, 2000, and the year ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Los Angeles, California

March 25, 2003

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	Restated December 31, 2001	Restated December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$349,250	$487,062
Marketable securities	41,940	63,425
Receivables, net	278,947	255,724
Deferred taxes	28,500	30,153
Other current assets	31,117	36,851

Total current assets	729,754	873,215
Property and equipment, net	86,070	92,180
Intangible assets, net	8,362,617	9,382,622
Marketable securities and other investments	102,025	263,357
Other assets	61,047	9,930

	$9,341,513	$10,621,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$172,378	$206,244
Current portion of long-term debt and capital lease obligations	62,201	62,674
Current portion of deferred revenue	254,824	271,837

Total current liabilities	489,403	540,755
Deferred taxes	1,008,670	1,249,115
Long-term debt and capital lease obligations, less current portion	271,029	586,485
Deferred revenue, less current portion	192,746	213,742
Other liabilities	5,411	11,789
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share. Authorized 150,000 shares, none issued	—	—
Common stock, par value $.01 per share. Authorized 2,350,000 shares; 417,867 shares issued and 414,748 shares outstanding at December 31, 2001 and 413,749 shares issued and 410,960 shares outstanding at December 31, 2000	4,179	4,137
Additional paid-in capital	8,387,761	8,318,099
Accumulated deficit	(982,666)	(231,990)
Accumulated other comprehensive income, net of tax	25,011	29,337
Unearned compensation	(25,188)	(71,726)
Treasury stock, at cost; 3,119 shares at December 31, 2001 and 2,789 shares at December 31, 2000	(34,843)	(28,439)

Total stockholders’ equity	7,374,254	8,019,418

	$9,341,513	$10,621,304

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Restated Year ended December 31, 2001	Restated Nine months ended December 31, 2000	Restated Year ended March 31, 2000
Revenues	$1,172,558	$669,904	$186,549
Operating expenses:
Operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and merger related expenses	904,994	493,133	110,693
Stock compensation	46,538	20,635	5,318
Depreciation and amortization	940,670	438,059	4,310
Impairment of goodwill	10,800	—	—
Merger related expenses	—	—	15,895

	1,903,002	951,827	136,216

Operating (loss) income	(730,444)	(281,923)	50,333
Interest expense	(27,375)	(24,783)	—
Other (expense) income, net	(168,171)	8,441	35,999

(Loss) income before income taxes and extraordinary item	(925,990)	(298,265)	86,332
(Benefit) provision for income taxes	(177,414)	(82,807)	23,311

(Loss) income before extraordinary item	(748,576)	(215,458)	63,021
Extraordinary loss on debt extinguishment, net of tax	(2,100)	—	—

Net (loss) income	$(750,676)	$(215,458)	$63,021

Basic (loss) earnings per share:
(Loss) income before extraordinary item	$(1.82)	$(0.64)	$0.31
Extraordinary loss on debt extinguishment, net	—	—	—

Net (loss) income	$(1.82)	$(0.64)	$0.31

Diluted (loss) earnings per share:
(Loss) income before extraordinary item	$(1.82)	$(0.64)	$0.25
Extraordinary loss on debt extinguishment, net	—	—	—

Net (loss) income	$(1.82)	$(0.64)	$0.25

Weighted average shares outstanding	412,389	334,804	205,635
Dilutive effect of:
Stock options	—	—	42,193
Warrants	—	—	48

Weighted average shares outstanding, assuming dilution	412,389	334,804	247,876

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock		Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at April 1, 1999 (restated)	204,724	$2,047	$275,066	$(77,391)	$(228)	$(9,668)	(2,789)	$(28,439)	$161,387
Comprehensive income:
Net income (restated)	—	—	—	63,021	—	—	—	—	63,021
Unrealized gains on marketable securities	—	—	—	—	37,206	—	—	—	37,206
Foreign currency translation adjustments	—	—	—	—	489	—	—	—	489

Total comprehensive income (restated)									100,716
Issuance of common stock	1,590	16	30,479	—	—	—	—	—	30,495
Exercise of stock options	4,164	41	19,896	—	—	—	—	—	19,937
Tax benefit associated with stock options	—	—	33,090	—	—	—	—	—	33,090
Exercise of warrants	65	1	124	—	—	—	—	—	125
Amortization of unearned compensation (restated)	—	—	—	—	—	5,318	—	—	5,318
Adjustment for change in SoftBook Press, Inc. year end	—	—	—	(2,162)	—	—	—	—	(2,162)

Balances at March 31, 2000 (restated)	210,543	2,105	358,655	(16,532)	37,467	(4,350)	(2,789)	(28,439)	348,906
Comprehensive loss:
Net loss (restated)	—	—	—	(215,458)	—	—	—	—	(215,458)
Unrealized losses on marketable securities	—	—	—	—	(7,707)	—	—	—	(7,707)
Foreign currency translation adjustments	—	—	—	—	(423)	—	—	—	(423)

Total comprehensive loss (restated)									(223,588)
Issuance of common stock for acquisitions	200,556	2,006	7,875,737	—	—	—	—	—	7,877,743
Exercise of stock options	2,650	26	22,307	—	—	—	—	—	22,333
Tax benefit associated with stock options	—	—	61,400	—	—	—	—	—	61,400
Unearned stock option compensation	—	—	—	—	—	(88,011)	—	—	(88,011)
Amortization of unearned compensation	—	—	—	—	—	20,635	—	—	20,635

Balances at December 31, 2000 (restated)	413,749	4,137	8,318,099	(231,990)	29,337	(71,726)	(2,789)	(28,439)	8,019,418
Comprehensive loss:
Net loss (restated)	—	—	—	(750,676)	—	—	—	—	(750,676)
Unrealized losses on marketable securities (restated)	—	—	—	—	(3,834)	—	—	—	(3,834)
Foreign currency translation adjustments	—	—	—	—	(492)	—	—	—	(492)

Total comprehensive loss (restated)									(755,002)
Exercise of stock options	3,377	34	20,239	—	—	—	—	—	20,273
Tax benefit associated with stock options	—	—	21,580	—	—	—	—	—	21,580
Issuance of common stock for acquisition.	741	8	27,843	—	—	—	—	—	27,851
Amortization of unearned compensation	—	—	—	—	—	46,538	—	—	46,538
Purchase of treasury stock	—	—	—	—	—	—	(330)	(6,404)	(6,404)

Balances at December 31, 2001 (restated)	417,867	$4,179	$8,387,761	$(982,666)	$25,011	$(25,188)	(3,119)	$(34,843)	$7,374,254

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Restated Year ended December 31, 2001	Restated Nine months ended December 31, 2000	Restated Year ended March 31, 2000
Cash flows from operating activities:
Net (loss) income	$(750,676)	$(215,458)	$63,021
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	940,670	438,059	4,310
Deferred income taxes	(158,456)	(166,821)	(16,081)
Tax benefit associated with stock options	21,580	61,400	33,090
Stock compensation expense	46,538	20,635	5,318
Impairment of goodwill	10,800	—	—
Investment write down	154,701	—	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	(27,862)	104,903	(57,777)
Other assets	4,919	11,230	(7,056)
Accounts payable, accrued expenses and other liabilities	(117,922)	(53,268)	18,669
Deferred revenue	(6,028)	96,950	17,053

Net cash provided by operating activities	118,264	297,630	60,547

Cash flows from investing activities:
Investments and acquisitions	(23,519)	(96,831)	(10,928)
Cash acquired in acquisitions	2,361	99,075	—
Purchases of marketable securities	(104,388)	(68,413)	(146,748)
Sales and maturities of marketable securities	112,061	65,172	104,799
Sale of assets	107,011	1,381	—
Additions to property, plant and equipment	(17,135)	(22,730)	(4,191)
Additions to intangible assets	(3,187)	(500)	(726)

Net cash provided by (used in) investing activities	73,204	(22,846)	(57,794)

Cash flows from financing activities:
(Repayments) borrowings under bank credit facilities, net	(249,750)	298,448	—
Repayment of senior subordinated notes	(71,134)	(331,864)	—
Repayment of capital lease obligations	(2,674)	(2,044)	—
Issuance of common stock	—	—	30,495
Proceeds from exercise of stock options and warrants	20,273	22,333	20,062
Purchases of treasury stock	(6,404)	—	—
Other	(19,269)	(11,425)	—

Net cash (used in) provided by financing activities	(328,958)	(24,552)	50,557

Effect of exchange rate changes on cash and cash equivalents	(322)	(216)	175

Net (decrease) increase in cash and cash equivalents	(137,812)	250,016	53,485
Cash and cash equivalents at beginning of period	487,062	237,046	185,723
Adjustment for change in SoftBook Press, Inc. year end	—	—	(2,162)

Cash and cash equivalents at end of period	$349,250	$487,062	$237,046

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$91,161	$6,620	$4,324
Cash paid for interest	31,169	33,597	—

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(1)    Description of Business and Summary of Significant Accounting Policies

Description of Business

Gemstar-TV Guide International, Inc. is a leading Media and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of consumers worldwide. On July 12, 2000, the Company completed its merger with TV Guide, Inc. (“TV Guide”). The merger was accounted for under the purchase method. Accordingly, the consolidated financial statements include the results of operations and cash flows of TV Guide from July 12, 2000.

The Company has three major business sectors: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies; the Interactive Platform Sector, which is responsible for advertising and e-commerce on the Company’s proprietary interactive platforms and web sites, and interactive wagering relating to TVG Network; and the Media and Services Sector, which is responsible for the operations of TV Guide Magazine, TV Guide Channel, TVG Network, SkyMall catalog sales, Superstar/Netlink Group (“Superstar/Netlink”), UVTV, SpaceCom and other non-interactive platforms and media properties. The Company’s business sectors represent strategic business units that offer different products and services to customers and compete in different industries.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and entities in which it has a controlling financial interest and exercises control over operations (collectively, “Subsidiaries”). All material intercompany balances and transactions have been eliminated in consolidation.

Investments

Investments of 50% or less in entities that the Company has the ability to exercise significant influence over operations are accounted for using the equity method. Investments in corporate joint ventures are accounted for under the equity method due to the Company’s ability to exercise significant influence over their operations. All other equity investments are accounted for under the cost method.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to revenue recognition, allowances for doubtful accounts, establishing the fair value of tangible and intangible assets and liabilities and the allocation thereof in purchase accounting for purchase business combinations, determining whether other than temporary declines in the fair value of our investments exist, impairment of goodwill and other indefinite-lived identifiable intangibles and long-lived assets, accruals for litigation matters, depreciation and amortization, and income taxes. Actual results could differ materially from those estimates.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

Marketable Securities

Marketable securities include certificates of deposit, equity investments, and municipal and corporate debt securities. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in other income (expense). Interest on securities classified as held-to-maturity is included in other income.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The Company’s marketable securities are reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, marketable securities and trade receivables. The Company invests the majority of its cash in money market funds, certificates of deposit, municipal and corporate debt securities and equities. These investments are diversified among high-grade issues and are maintained with several high credit quality financial institutions. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company has not experienced any credit losses on its cash, cash equivalents or marketable securities.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

The Company assesses goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of goodwill is assessed by determining whether the carrying value of goodwill can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on a projected discounted cash flow model using a discounted rate commensurate with the risk inherent in the Company’s current business model. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The Company recorded a $10.8 million impairment charge in the year ended December 31, 2001 to reduce the carrying value of goodwill associated with certain international electronic publishing assets. No similar impairment charges were required in the nine months ended December 31, 2000 or in the year ended March 31, 2000.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews its long-lived tangible assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment charges were recorded during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000. However, future events or changes in circumstances could result in indicators of impairment and actual impairment charges where none exist today.

Accounting for Stock Options

The Company accounts for its stock option plan under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”) by electing to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Stock Issued to Employees,” and related interpretations, and providing pro forma disclosures regarding net income (loss) and earnings (loss) per share as if the fair value method defined in Statement 123 had been applied.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at December 31, 2001 and 2000 are as follows:

	2001	2000
	(in thousands)
Unrealized gains on marketable securities (net of tax of $16.8 million in 2001 and $19.3 million in 2000)	$25,665	$29,499
Foreign currency translation adjustments (net of tax of $0.4 million in 2001 and $0.1 million in 2000)	(654)	(162)

	$25,011	$29,337

Foreign Currency Translation

The financial statements of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the average exchange rate for the period for income and expense items. Gains and losses resulting from translation are accumulated as a separate component of comprehensive loss within stockholders’ equity until the investment in the foreign entity is sold or liquidated. The Company’s transactions are predominantly denominated in U.S. dollars.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities. Held-to-maturity marketable securities are reported at amortized cost, which approximates their fair value. Available-for-sale marketable securities are reported at their fair value based on quoted market prices. The carrying amount of the Company’s outstanding debt approximates its fair value due to the debt’s variable rate of interest.

Revenue Recognition

General

The Company follows the provisions of SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), for revenue recognition. Under SOP 97-2 and SAB 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

The Company has entered into various arrangements that contain multiple elements, including licensing fees and advertising on various platforms, which may be in more than one of the Company’s segments (“multiple-

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

element arrangements”). For example, a customer may license certain of the Company’s technology and an advertising package from the Company to provide the customer with print advertising in TV Guide Magazine, an online platform or on the IPG platform. Multiple-element arrangements may include situations where the Company is both a vendor and a cooperative advertiser. See Multiple-Element Arrangements below.

License Fees

The Company licenses its proprietary technologies to consumer electronics manufacturers and to service providers (including cable multiple system operators (“MSOs”) and other owners and operators of cable television systems, telephone networks, Internet service providers, Internet websites, direct-to-home broadcast satellite providers, wireless systems and other multi-channel video programming distributors). It is the Company’s normal practice to enter into written agreements with its customers. The Company generally recognizes such license fees based on a per unit shipped model (with consumer electronics manufacturers) or a per subscriber model (with service providers). The Company’s recognition of revenues from per unit license fees is based on units reported shipped in the period by the manufacturers. Revenues from per subscriber fees are recognized in the month services are provided by a licensee, as reported to us by the licensee. See Multiple-Element Arrangements below.

Revenues from annual and other license fees are recognized based on the specific terms of the license agreements. For instance, the Company has arrangements under which substantial flat fees are paid upfront in addition to ongoing per-unit license fees. In such cases, the pre-paid fees are deferred and recognized as revenue on a straight line basis over the term of the agreement. In certain cases, the Company will license its technology for an unlimited number of units over a specified period of time and for which it has continuing obligations. The Company records the fees associated with these arrangements on a straight line basis over the specified term. In addition, the Company has licensing arrangements with MSOs under which it shares a portion of the interactive platform advertising revenue that the Company generates through the MSO. In some cases, the Company guarantees that or a substantial portion of the MSO’s license fees will be reimbursed through its ad-sharing obligation to the cable MSOs. To the extent the ad-sharing fees are not sufficient to meet these guarantees, the Company is obligated to purchase advertising on the MSO’s platform. Because the license fee is not fixed nor determinable until resolution of the sharing or advertising buyback, which is typically settled quarterly, the advertising buyback guarantees and advertising sharing are netted against the license fees so that only a net license fee amount is recognized.

From time to time, the license agreement between the Company and a licensee may expire. While a new license agreement is being negotiated, the licensee may continue to ship the same units or the same services may continue to be deployed containing the Company’s patented or proprietary technologies and the licensee continues to report units shipped or subscriber information on a periodic basis. License and subscriber fees may continue to be received at the old contract rates and on a timely basis. In such cases, the Company continues to recognize license and subscriber fee revenue. However, revenue is not recognized when collection is not reasonably assured and in no case when payment is not received for greater than 90 days (which is the longest standard customer payment term related to certain MSO contracts).

Programming Services

The Company operates a cable network, TV Guide Channel, and a C-band satellite program provider, Superstar/Netlink, from which it earns monthly per subscriber fees from MSOs and subscribing C-band households, respectively. The Company recognizes revenue in the month the services are provided. Payments received in advance for subscription services are deferred until the month earned, at which time revenue is recognized. The Company’s liability is limited to the unearned prepayments in the event that the Company is

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

unable to provide service. In addition, the Company has entered into an agreement with a satellite provider to convert existing Superstar/Netlink customers to this other service provider. The agreement requires a nonrefundable upfront payment as well as a per subscriber conversion fee and a residual monthly fee. The Company recognizes the upfront payment on a straight-line basis over the term of the contract and the other fees at the later of when the conversion occurs or the refund obligations lapse.

Magazine Sales

Subscription revenue is recognized as magazines are delivered to subscribers on a straight-line basis over the term of the contract. Marketing fees paid to acquire both circulation are netted against subscription revenue. Newsstand revenues are recognized based on the on-sale dates of magazines. Allowances for estimated returns are recorded based upon historical experience. The Company’s liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions.

Advertising

The Company generates advertising revenue on four main platforms; TV Guide Magazine, its IPGs, TV Guide Channel and TV Guide Online. Magazine advertising is recognized upon release of magazines for sale to consumers. The Company recognizes advertising revenue for the remaining media when the related advertisement is aired. All advertising is stated net of agency commissions and discounts. See Multiple-Element Arrangements below.

The Company enters into transactions that exchange advertising for advertising. Such transactions are recorded at the estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions.” In addition, the Company enters into transactions that exchange advertising for products and services, which are accounted for similarly. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Barter transactions are not material to the Company’s consolidated statement of operations for all periods presented.

Merchandise Sales and Placement Fees

In connection with the Company’s SkyMall and eBook operations, the Company recognizes merchandise sales in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”. When the Company is acting as a principal, revenue is recognized upon delivery of product to its customers either by the Company or participating merchants, net of estimated returns and allowances. When the Company is acting as an agent, only the net margin on the sale is reported as revenue. Placement fees represent amounts paid to the Company by participating merchants for inclusion of their products in the Company’s media channels. Placement fee revenue is recognized on a straight-line basis over the circulation period of the media channel, generally three months. The Company records shipping and handling fees as a component of revenue and its related costs in operating expenses.

Multiple-Element Arrangements

In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which segment is credited with the revenue, it also impacts the amount and timing of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue by each of the segments, as discussed previously.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

For multiple-element arrangements the Company follows the guidance contained in SAB 101: Frequently Asked Questions and Answers (“SAB 101 FAQ”) and for the license of intellectual property the Company follows the guidance contained in SOP 97-2. SAB 101 FAQ requires that in circumstances where multiple-elements are being sold, for elements that have a separate earnings process, revenue should be allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar cash arrangements with unrelated parties that are not part of a multiple-element arrangement. When sufficient evidence of the fair values of the individual elements does not exist, revenue is not allocated among them until that evidence exists. Instead, the revenue is recognized as earned using revenue recognition principles applicable to the entire arrangement as if it were a single-element arrangement. SOP 97-2 requires sufficient vendor-specific objective evidence (“VSOE”) of fair value to exist for the allocation of revenue to the various elements of the arrangement, otherwise all revenue is deferred until the earlier of the point at which a) such VSOE does exist or b) all elements of the arrangement have been delivered, with certain allowable exceptions such as if the arrangement is in substance a subscription, then the entire fee would be recognized ratably over the contract term. At this time, in all instances in which IPG advertising is part of a multiple-element transaction, no revenue is allocated to IPG advertising or the Interactive Platform Sector for accounting purposes, and all revenue is allocated to other elements of the transaction and other sectors. For accounting purposes, the Company expects to record IPG advertising associated with multiple-element arrangements in this manner until such time as we conclude that we can determine the fair value of IPG advertising in a reliable, verifiable and objective manner.

Research and Development Costs

Research and development costs relate to the design, development and testing of new systems, applications and technologies, and are charged to expense as incurred. Research and development costs of $31.8 million, $19.9 million and $24.6 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively, are included in operating expenses.

Advertising Costs

Advertising costs are charged to expense as incurred and totaled $41.1 million, $28.4 million and $0.4 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively. Advertising costs are included in operating expenses.

Patent Prosecution and Litigation Costs

The Company’s accounting policy with respect to patent prosecution and litigation costs incurred to protect and enforce the Company’s intellectual property rights is to expense such costs as incurred.

Merger Related Expenses

In connection with its mergers with NuvoMedia, Inc. (“NuvoMedia”) and SoftBook Press, Inc. (“SoftBook”), the Company recorded merger related costs totaling $15.9 million in the year ended March 31, 2000. These costs were comprised of fees for financial advisors, attorneys and accountants, charges for inventory write-down and purchase commitment losses and other transaction costs.

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry- forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded, if necessary, to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Diluted loss per share for the year ended December 31, 2001 and the nine months ended December 31, 2000 are computed using only the weighted average number of common shares outstanding during the period, as the inclusion of 38.3 million and 46.2 million, respectively, of common share equivalents would have been antidilutive.

Recent Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. EITF No. 01-09 clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor’s customers. As a result of the EITF consensus, certain of the Company’s cooperative advertising and product placement costs previously classified as operating expenses are to be reflected as a reduction of revenues earned from that activity. EITF No. 01-09 is effective commencing January 1, 2002 and requires, where applicable, reclassification of amounts reported in prior periods to comply with the income statement classifications for the current period. Such reclassifications are not expected to exceed $60 million, $20 million and $10 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

In July 2001, the FASB issued Statement No. 141, “Business Combinations” (“Statement 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. The Company adopted the provisions of Statement 141 effective July 1, 2001 and is required to adopt the provisions of Statement 142 effective January 1, 2002. Pursuant to the transition provisions of Statement No. 142, any goodwill and any other intangible asset determined to have an indefinite useful life that were acquired in a purchase business combination completed subsequent to June 30, 2001 were not amortized, but continued to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature through December 31, 2001.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

impairment evaluation, Statement 142 will require the Company to perform, within six months of adoption, an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

As of December 31, 2001, the Company has unamortized goodwill in the amount of $5.6 billion and unamortized identifiable intangible assets with indefinite lives, primarily trademarks and publishing rights, in the amount of approximately $888.0 million which will no longer be subject to amortization under the provisions of Statement 142. Amortization expense related to such assets was $486.4 million and $231.3 million for the year ended December 31, 2001 and the nine months ended December 31, 2000, respectively. The Company is currently in the process of evaluating the potential impairment impacts of adopting Statement 142 on its financial statements. Based on the Company’s analysis completed to date, the Company expects to report transitional impairment losses upon adoption of Statement 142 in the first quarter of 2002. Pursuant to the provisions of Statement 142, any transitional impairment losses will be reported as a cumulative effect of a change in accounting principle.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces Statement 121. However, it retains the fundamental provisions of Statement 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company is required to adopt this statement effective January 1, 2002. The Company does not expect that the adoption of this statement will have a material impact on the consolidated financial statements.

(2)    Restatement

On November 14, 2002, the Company restated certain of its previously filed consolidated financial statements, as reflected in filings with the SEC on such date and as described below in “Previous Restatements.”

Following the recommendation of management and the concurrence of the Audit Committee of the Board of Directors and of the Board of Directors, the Company made a determination to further restate its previously filed consolidated financial statements as of December 31, 2001 and 2000 and for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000. An aggregate of approximately $90.0 million of previously recognized revenues which were reversed as a result of the restatements are expected to be recognized in future periods. The restated transactions which the Company believes are the more significant are described in detail below and have been grouped under headings for convenience only:

Revenues

•

During the year ended December 31, 2001 and the nine months ended December 31, 2000, certain customers were charged for IPG advertising and were provided with advertising of approximately equal value on the Company’s print or online platforms at no additional cost. Significant portions of the revenue associated with these transactions were recorded as revenue in the Interactive Platform sector. The Company has determined that these revenues should be reclassified as revenues of other sectors, primarily Media and Services, to more accurately reflect the substance of these transactions and to

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

comply with multi-element accounting principles under SAB No. 101. In addition, previously recorded barter revenue which did not meet the requirements of EITF No. 99-17 “Accounting for Advertising Barter Transactions” was reversed, as were certain other transactions where there was an insufficient basis to recognize revenue. As a result of the reclassifications, revenues in the Interactive Platform sector have decreased by $3.3 million and $1.9 million, revenues in the Media and Services sector have increased by $2.9 million and $0.1 million for the year ended December 31, 2001 and the nine months ended December 31, 2000, respectively.

•	In connection with the sale of the WGN Superstation distribution business in April 2001, the Company secured a six year $100.0 million advertising commitment pursuant to which the Company will be required to run advertising until 2007. The WGN Superstation distribution business was originally acquired in July 2000 as a part of the acquisition of TV Guide, Inc. Because the transaction included the sale of assets and an advertising revenue commitment, the accounting for this multiple-element transaction was covered by both APB 16, “Business Combinations” and our revenue recognition policy on multiple-element arrangements. As a result, $10.0 million has been ascribed to the magazine advertising element and will be recognized as the advertising is run, the remainder of the value ($75.0 million on a discounted basis) has been ascribed to the assets sold, and $15.0 million will be recognized as interest income over the six year contract term. As there is no persuasive or objective evidence of change in economic value of the asset sold during the period of its ownership by Gemstar, there is no gain or loss from the disposal recorded through Gemstar’s income statement and the adjusted distribution asset value is recorded as part of the purchase price allocation of the TV Guide transaction for accounting purposes. As a result of this restatement, revenues in the Interactive Platform sector have decreased by $12.0 million and pre-tax income has decreased by $4.8 million during the year ended December 31, 2001.

•	During the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, the Company recognized licensing revenues under expired license agreements with certain consumer electronic manufacturing licensees. The Company has determined that there is insufficient contemporaneous evidence of such licensees’ intent to pay to satisfy the collectibility criteria of SAB No. 101. Therefore, the revenues should be recorded in the periods that the related cash was received by the Company. As a result of this restatement, revenues and pre-tax income in the Technology and Licensing sector have decreased by $9.5 million, $1.2 million and $4.7 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

•	During the year ended December 31, 2001, the Company recognized licensing revenues in connection with a license agreement under which the scope and application of certain terms are in dispute and the licensee has not made any payments. The Company has determined that, due to the insufficient evidence of intent to pay under SAB No. 101, these revenues should not be recognized. As a result of this restatement, revenues in the Technology and Licensing sector have decreased by $11.3 million during the year ended December 31, 2001.

•

During the year ended March 31, 2000, the Company won a binding arbitration award against a cable set-top box manufacturer. The Company was awarded $58.0 million, which included damages of $16.0 million and recovery of legal and interest expenses of $11.0 million. The Company recognized $40.0 million in revenue during the year ended March 31, 2000, and an additional $6.0 million in revenue between April 1, 2000 and the date of the October 2000 settlement described below. The Company has subsequently determined that its gain contingency under Statement of Financial Accounting Standards (“SFAS”) No. 5 was realized upon the date of the binding arbitration ruling, with consideration of the other party’s ability to pay, and that an estimate of the entire award should be recognized as of

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

such date and classified in the statement of operations in accordance with the award. As a result of this restatement, revenues in the Technology and Licensing sector have decreased by $8.5 million and pre-tax income in the Licensing and Technology sector has increased by $18.3 million during the year ended March 31, 2000.

In October 2000, the Company entered into an agreement to settle all other outstanding claims with the same cable set-top box manufacturer. The Company received a cash payment of $188 million, which included payment of the $58.0 million arbitration award described above. Of this amount, $117.5 million was recorded as a prepayment of a 10-year technology licensing agreement, $17.5 million was recorded as a prepayment of a commitment to advertise on the Company’s IPG platform, and $53 million was determined to be in payment for damages for the above-mentioned settlement. The cash payment, to the extent not previously recognized as revenue, was recorded as deferred revenue on the settlement date. Of the $117.5 million licensing payment, an aggregate of $51.2 million and $12.7 million was recognized as licensing revenue during the year ended December 31, 2001, and the nine months ended December 31, 2000, respectively. The Company has determined that the licensing revenue should be recognized based on a straight-line method over the 10-year term of the license for each period because the Company has continuing obligations under the contract. Of the $17.5 million advertising payment, $14.4 million was recognized as revenue during the year ended December 31, 2001 as the advertising was run. The Company has determined that the advertisement component and the licensing component were subject to multi-element accounting under SAB No. 101, and that the $17.5 million in advertising payments should be combined with the technology licensing component and recognized as licensing revenue over the 10-year term of the license agreement. Accordingly, as a result of these restatements, revenues in the Technology and Licensing sector have decreased by $38.3 million and $9.5 million for the year ended December 31, 2001 and the nine months ended December 31, 2000, respectively. Additionally, revenues in the Interactive Platform sector have decreased by $14.4 million for the year ended December 31, 2001. Pre-tax income decreased by $9.5 million for the nine months ended December 31, 2000, and $52.7 million for the year ended December 31, 2001, respectively.

•	During the nine months ended December 31, 2000, pursuant to a cross license agreement with TV Guide entered into in connection with the Company’s merger with TV Guide, the Company recognized $3.4 million in licensing revenue and $1.3 million in advertising revenue in the interactive Platform Sector in a period prior to the closing of the merger. The Company has determined that the revenue should be reversed because there was insufficient basis to recognize the revenue in the pre-merger period. As a result of this restatement, revenues in the Technology and Licensing sector have decreased by $3.4 million and revenues in the Interactive Platform sector have decreased by $1.3 million during the nine months ended December 31, 2000.

•	During the year ended December 31, 2001, the Company recognized $2.2 million in IPG advertising revenues from SkyMall, a company it acquired in July 2001. The Company has determined that the facts and circumstances do not support revenue recognition, due to SkyMall’s unwillingness to pay, and the uncertainty of collectibility of the revenue, in the absence of the closing of the acquisition. As a result of this restatement, revenues in the Interactive Platform sector have decreased by $2.2 million for the year ended December 31, 2001.

•	During the nine months ended December 31, 2000, the Company recognized revenues of $5.0 million under a licensing agreement with a software provider. The Company has determined that SAB No. 101 was not satisfied at the time the revenue was accrued because of a dispute regarding whether delivery had occurred or service was rendered and insufficient evidence of intent to pay. As a result of this restatement, revenues in the Technology and Licensing sector have decreased by $5.0 million during the nine months ended December 31, 2000.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

•	In January 1998 and May 1999, the Company entered into eight-year and twenty-year license agreements with two customers, respectively, under which the Company received upfront license fees of $47.5 million in the aggregate. As of December 31, 2001, all of the pre-paid license fees had been recognized as revenue. The Company has determined that such license fees should be recognized over the term of the agreements on a straight-line basis because of the Company’s continuing performance obligations under both agreements. As a result of this restatement, revenues in the Technology and Licensing sector have decreased by $28.0 million during the year ended March 31, 2000, and increased by $1.1 million and $4.1 million during the nine months ended December 31, 2000 and the year ended December 31, 2001, respectively.

•	During the year ended December 31, 2001, the Company recorded the advertising sold on its behalf by a customer as revenue and recorded the customer’s share of such revenue, pursuant to the terms of a revenue sharing arrangement, as an operating expense. The Company has determined that the customer’s share of such revenue should be netted against the corresponding revenue under EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. As a result of this restatement, revenues in the Interactive Platform sector have decreased by $1.5 million and operating expense has decreased by $1.5 million during the year ended December 31, 2001.

•	During the nine months ended December 31, 2000 and the year ended December 31, 2001, the Company classified certain ad sharing payments to, and advertising purchases from, certain MSOs as expenses in the Interactive Platform sector. The Company has determined that these expenses should be classified as reductions in revenues in the Technology and Licensing sector in accordance with SAB No. 101, because the expenses constituted an essential element of the license fee paid by the MSO, and consequently the license fee was not fixed or determinable until the ad sharing payments and advertising purchases were made. As a result of this reclassification, during the nine months ended December 31, 2000 and the year ended December 31, 2001, expenses in the Interactive Platform sector have decreased by $2.7 million and $15.0 million, respectively, and revenues in the Technology and Licensing sector have decreased correspondingly. Revenues in the Technology and Licensing sector have decreased by $2.7 million and $15.0 million for the nine months ended December 31, 2000 and the year ended December 31, 2001, respectively.

•	During the year ended March 31, 2000 and the nine months ended December 31, 2000, the Company recognized $1.5 million and $0.5 million, respectively, in IPG advertising revenue from a consumer electronics manufacturer with whom the Company had a licensing arrangement. Under SOP 97-2 and SAB No. 101 governing multiple-element arrangements, the Company has determined that the revenue should be reclassified as licensing revenue.

During the year ended December 31, 2001, the Company recognized $8.8 million in IPG advertising revenue from the same manufacturer, and recognized an aggregate of $8.8 million in marketing expenses which were paid by the Company to the manufacturer. Under SOP 97-2 and SAB No. 101 governing multiple-element arrangements, the Company has determined that the IPG advertising revenue should not be recognized and that such revenues should be recorded as a reduction in the marketing expenses paid by the Company to the manufacturer.

During the year ended December 31, 2001, the Company also purchased certain assets from the same manufacturer for a purchase price of $11.6 million. At the same time, the manufacturer agreed to purchase $6.8 million in IPG advertising, of which the Company recognized aggregate revenue of approximately $2.2 million during 2001. The Company has determined that (i) the fair value of the assets acquired was $4.8 million and (ii) the IPG revenues should not be recognized in 2001 because the barter accounting criteria of EITF No. 99-17, “Accounting for Advertising Barter Transactions,” were not met. As a result of this restatement, revenues in the Interactive Platform sector have decreased by $2.2 million during the year ended December 31, 2001.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

•	During the three months ending March 31, 2001, the Company entered into a multi-year licensing agreement with a certain consumer electronics manufacturer, which also required the manufacturer to purchase IPG advertising over a four-year period. The Company, following guidance from SOP 97-2 and SAB No. 101 governing multiple element arrangements, has determined that IPG advertising revenue should not be recognized and that such revenues should be recorded as a reduction in marketing expenses related to the licensing agreement. As a result, during the year ended December 31, 2001, revenue in the Interactive Platform sector decreased by $0.6 million.

Expenses

•	In allocating the purchase price for the acquisition of TV Guide, the Company recorded approximately $12.6 million in deferred subscription acquisition costs related to TV Guide magazine as an asset on the July 2000 purchase date. The Company deferred subscription acquisition costs in future periods and amortized such costs over a one year period. The Company has determined that such costs did not meet the criteria for capitalization under Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs,” and should not have been capitalized. As a result of this restatement, the Company has (i) reversed the $12.6 million recorded on the opening balance sheet resulting in an increase to goodwill as of the acquisition date, and (ii) written off advertising costs as incurred subsequent to that date. Pre-tax income has decreased by $6.3 million in the nine months ended December 31, 2000 and increased by $6.5 million for the year ended December 31, 2001.

•	During the year ended December 31, 2001, the Company recorded accruals of $8.7 million to fund future marketing initiatives. The Company has determined that there was no basis for recording the liability and no amounts had been paid. The Company has also determined that no expense should have been recorded in the period and has reversed the $8.7 million accrued during the year ended December 31, 2001.

•	During the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000, the Company capitalized patent prosecution costs and patent litigation costs. During the same periods, the Company recognized expenses relating to the amortization of patent prosecution costs and patent litigation costs. The Company has determined that it should not capitalize any patent prosecution or litigation costs and that such costs should be expensed as incurred. With respect to patent prosecution costs, the Company has determined that its underlying accounting records for patent prosecution costs were not sufficient to maintain accountability for the recorded assets or to make assessments relative to useful lives or potential impairment on individual patents or patent groups. With respect to patent litigation costs, the Company’s previous policy was to expense patent litigation costs as incurred. During the year ended March 31, 2000, the Company changed to a method to capitalize and amortize such costs over estimated useful lives, which constituted a discretionary change to a less preferable accounting method. The Company has expensed all such previously capitalized costs in the periods in which such costs were incurred. As a result of this restatement, operating expenses increased by $3.0 million, $8.4 million, and $45.1 million during the year ended March 31, 2000, the nine months ended December 31, 2000, and the year ended December 31, 2001, respectively.

•	During the year ended December 31, 2001 and the nine months ended December 31, 2000, the Company accrued a liability for certain retailer promotion expenses of $7.2 million and $1.0 million, respectively. The Company has determined that there was insufficient substantiation for the amounts accrued and that the expenses should have been recorded at the time they were paid. As a result of this restatement, pre-tax income has increased by $7.2 million and $1.0 million during the year ended December 31, 2001 and the nine months ended December 31, 2000, respectively.

•

During the year ended March 31, 2000, the Company reversed an accrual from a prior period, for which there was an insufficient basis to record. The reversal resulted in a reduction of operating expenses

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

totaling $4.0 million. As a result of this restatement pre-tax income decreased $4.0 million in the year ended March 31, 2000.

Stock Compensation

•	In January 1998, the Company granted options to purchase the Company’s common stock to its former CEO which were subject to stockholder approval. The approval was obtained in March 1998. On the date of stockholder approval, the market price of the underlying stock exceeded the exercise price of the options by approximately $24.4 million. The Company has determined, under APB No. 25, that the excess constituted unearned compensation expense as of the date of stockholder approval. As a result of this restatement, $1.8 million, $2.3 million and $5.3 million in compensation expense has been recorded during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

Investments

•	In June 2001, the Company wrote down the value assigned to an investment acquired by the Company as part of its acquisition of TV Guide in July 2000. The write-down was recorded as a $69.6 million reduction in goodwill through an adjustment to the purchase price allocation for TV Guide. The Company subsequently recognized an other-than-temporary impairment charge of $48.1 million on this same investment. The Company has determined that the $69.6 million write-down should have been charged against earnings, not goodwill, because the charge reflected an impairment in the value of the asset that occurred subsequent to the acquisition date. In addition, the Company has restated its accounting for the warrant portion of the investment, which was overvalued by $7.0 million, by adjusting goodwill in purchase accounting. Accordingly, the Company has recorded the $69.6 million as a charge for the year ended December 31, 2001 and has adjusted amortization expense for all periods subsequent to the TV Guide acquisition to reflect the offsetting increase to goodwill. As a result of this restatement, pre-tax income has decreased by $59.3 million for the year ended December 31, 2001.

•	In May 2001, the Company entered into an agreement pursuant to which it received warrants to purchase an equity interest in the other party, in exchange for a long-term content and patent license expiring in 2019. The Company has exercised one of the warrants for a de minimus exercise price and owns approximately 17% of the equity of the other party. The Company retains warrants to purchase up to 51% of equity of the other party for an aggregate exercise price of $41.1 million. The warrants were recorded under the cost method at $10.8 million with an offset to deferred revenue. In subsequent years, the investment was written down as a result of an other-than-temporary decline in its value. The Company shares in certain revenues and other fees earned by the other party, and has the right to representation on its board of directors. The Company has determined that, as it had the ability to exercise significant influence at the time of the transaction, the equity method should be applied and the investment should be recorded based on the consideration paid, which was de minimus. Accordingly, the initial entry to record the $10.8 million investment and related deferred revenue, and subsequent entry to write-off $5.2 million of carrying value in the investment in the warrants and to recognize license fee revenue over the term of the agreement have been reversed. As a result of this restatement, pre-tax income has increased by $4.9 million for the year ended December 31, 2001.

•	In 2001, the Company received restricted shares from a licensee and did not record them. The Company has determined that it should record an investment for such shares and should subsequently record an other-than-temporary impairment of these shares and of its other investment in the licensee. As a result of this restatement, pretax income decreased $0.6 million during the year ended December 31, 2001.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Other

•	During the nine months ended December 31, 2000, the Company recorded an account receivable relating to a loan to a third party in the amount of $3.4 million. During the year ended December 31, 2001, the Company recorded a reserve against the receivable. The Company has determined that there was sufficient evidence that the loan was impaired during the nine months ended December 31, 2000, and that the reserve should have been recorded at the time that the loan was impaired. As a result of the restatement, pre-tax income included in the Technology and Licensing sector has decreased by $3.4 million in the nine months ended December 31, 2000 and has increased by $3.4 million during the year ended December 31, 2001.

•	During the year ended March 31, 2000, the Company expensed $2.0 million with respect to investment banking services rendered but not paid for, in connection with two transactions that closed during the year, which were accounted for as pooling of interests. In 2001, in connection with another acquisition accounted for as a purchase, the Company re-characterized the fees as a direct cost of the later acquisition. The Company has determined that no re-characterization should have occurred and has reversed the $2.0 million credit to income recorded in the year ended December 31, 2001 and reduced goodwill by the same amount, thereby decreasing pre-tax income by $2.0 million for the year ended December 31, 2001.

•	As part of the Company’s purchase price allocation for its TV Guide acquisition consummated on July 18, 2000, with the assistance of an outside valuation expert, the Company allocated the purchase price to the acquired net assets, including identifiable intangibles and goodwill. The Company has determined that restatements are required to reflect a) certain of the restatements that impact the values of the assets acquired and liabilities assumed in the acquisition, and b) adjustments to the methodology used to determine the fair value of certain identifiable intangible assets. As a result of this restatement, goodwill increased by $277.5 million and identifiable intangible assets decreased by $387.0 million as of the acquisition date. Accordingly, amortization expense (increased/decreased) by $1.4 million for the year ended December 31, 2001 and $5.3 million for the period from July 12 to December 31, 2000.

•	The Company has adjusted its income tax accounts to reflect appropriate amounts of its various tax liabilities, as well as to reflect the tax impacts of the restatement adjustments described in this footnote. As a result, the tax benefit increased by $44.9 million and $53.2 million for the year ended December 31, 2001 and the nine month period ended December 31, 2001 and the tax provision decreased by $15.5 for the year ended March 31, 2000, respectively, and the tax liability recorded as part of the TV Guide acquisition has been increased by $69.0 million.

•	The Company has determined that as of December 31, 2001 and 2000 and for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, certain restatements should also be made for numerous other items that are individually not material to the periods presented. These items include certain adjustments to accruals, reserves and timing changes in the recording of transactions and are reflected in the consolidated financial statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

The consolidated financial statements as of December 31, 2001 and 2000 and for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 and notes thereto have been restated to include the items described above. The following financial statement line items were impacted:

Consolidated Balance Sheets (in thousands)

	Restated December 31, 2001		As previously Reported December 31, 2001(1) Unaudited		Restated December 31, 2000	As previously Reported December 31, 2000(1) Unaudited
Cash and cash equivalents	$	n/a	$	n/a	$487,062	$488,046
Marketable securities		41,940		42,212	n/a	n/a
Receivables, net		278,947		285,076	255,724	250,545
Deferred taxes		28,500		14,957	30,153	15,969
Other current assets		31,117		38,391	36,851	36,817
Total current assets		729,754		729,886	873,215	854,802
Property and equipment, net		86,070		87,950	92,180	92,382
Intangible assets, net		8,362,617		8,621,735	9,382,622	9,516,764
Marketable securities and other investments		102,025		110,289	263,357	204,588
Other assets		61,047		23,168	9,930	28,582
Total assets		9,341,513		9,573,028	10,621,304	10,697,118
Accounts payable and accrued expenses		172,378		285,761	206,244	221,395
Current portion of deferred revenue		254,824		261,420	271,837	233,283
Total current liabilities		489,403		609,382	540,755	517,352
Deferred taxes		1,008,670		1,086,724	1,249,115	1,357,646
Deferred revenue, less current portion		192,746		109,507	213,742	200,217
Other liabilities		5,411		6,286	11,789	10,178
Additional paid-in capital		8,387,761		8,360,289	8,318,099	8,290,627
Accumulated deficit		(982,666)		(838,638)	(231,990)	(202,980)
Accumulated other comprehensive income, net of tax		25,011		24,101	29,337	31,612
Unearned compensation		(25,188)		(24,988)	(71,726)	(69,717)
Total stockholders’ equity		7,374,254		7,490,100	8,019,418	8,025,240
Total liabilities and stockholders’ equity		9,341,513		9,573,028	10,621,304	10,697,118

n/a	means the line item was not impacted by the restatement.
(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002 and are described below under Previous Restatements. Some of these previous restatements have been further adjusted in the current restatements reflected above.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Consolidated Statements Of Operations (In thousands, except per share data)

	Restated Year ended December 31, 2001	As previously Reported Year Ended December 31, 2001(1) Unaudited	Restated Nine months Ended December 31, 2000	As previously Reported Nine months Ended December 31, 2000(1) Unaudited	Restated Year ended March 31, 2000	As previously Reported Year ended March 31, 2000(1) Unaudited
Revenues	$1,172,558	$1,288,918	$669,904	$694,610	$186,549	$229,211
Operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and merger related expenses	904,994	910,934	493,133	488,939	110,693	108,756
Stock compensation	46,538	44,729	20,635	18,294	5,318	—
Depreciation and amortization	940,670	942,060	438,059	443,312	4,310	5,863
Total operating expenses	1,903,002	1,908,523	951,827	950,545	136,216	130,514
Operating (loss) income	(730,444)	(619,605)	(281,923)	(255,935)	50,333	98,697
Interest expense	(27,375)	(27,298)	n/a	n/a	n/a	n/a
Other (expense) income, net	(168,171)	(119,126)	8,441	15,021	35,999	13,688
(Loss) income before income taxes and extraordinary item	(925,990)	(766,029)	(298,265)	(265,697)	86,332	112,385
(Benefit) provision for income taxes	(177,414)	(132,471)	(82,807)	(29,570)	23,311	38,778
(Loss) income before extraordinary item	(748,576)	(633,558)	(215,458)	(236,127)	63,021	73,607
Net (loss) income	(750,676)	(635,658)	(215,458)	(236,127)	63,021	73,607
Basic (loss) earnings per share:
(Loss) income before extraordinary item	(1.82)	(1.54)	(0.64)	(0.71)	0.31	0.36
Net (loss) income	(1.82)	(1.54)	(0.64)	(0.71)	0.31	0.36
Diluted (loss) earnings per share:
(Loss) income before extraordinary item	(1.82)	(1.54)	(0.64)	(0.71)	0.25	0.30
Net (loss) income	(1.82)	(1.54)	(0.64)	(0.71)	0.25	0.30

(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002 and are described below under Previous Restatements. Some of these previous restatements have been further adjusted in the current restatements reflected above.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Consolidated Statements Of Stockholders’ Equity (In thousands)

	Additional Paid-In Capital		Accumulated Deficit (Retained Earnings)		Accumulated Other Comprehensive Income (Loss)				Unearned Compensation		Total Stockholders’ Equity
	Restated	As Previously Reported(1) (Unaudited)	Restated	As Previously Reported(1) (Unaudited)	Restated		As Previously Reported(1) (Unaudited)		Restated	As Previously Reported(1) (Unaudited)	Restated	As Previously Reported(1) (Unaudited)
Balances at April 1, 1999	$275,066	$250,078	$(77,391)	$(38,298)	$	n/a	$	n/a	$(9,668)	$—	$161,387	$185,160
Comprehensive income:
Net income (year ended March 31, 2000)	n/a	n/a	63,021	$73,607		n/a		n/a	n/a	n/a	63,021	$73,607
Total comprehensive income (year ended March 31, 2000)	n/a	n/a	n/a	n/a		n/a		n/a	n/a	n/a	100,716	111,302
Amortization of unearned compensation	n/a	n/a	n/a	n/a		n/a		n/a	5,318	—	5,318	—
Balances at March 31, 2000	358,655	333,667	(16,532)	33,147		n/a		n/a	(4,350)	—	348,906	377,947
Comprehensive loss:
Net loss (year ended December 31, 2000)	n/a	n/a	(215,458)	(236,127)		n/a		n/a	n/a	n/a	(215,458)	(236,127)
Unrealized losses on marketable securities	n/a	n/a	n/a	n/a		(7,707)		(5,432)	n/a	n/a	(7,707)	(5,432)
Total comprehensive loss (year ended December 31, 2000)	n/a	n/a	n/a	n/a		n/a		n/a	n/a	n/a	(223,588)	(241,982)
Issuance of common stock for acquisitions	7,875,737	7,873,253	n/a	n/a		n/a		n/a	n/a	n/a	7,877,743	7,875,259
Amortization of unearned compensation	n/a	n/a	n/a	n/a		n/a		n/a	20,635	18,294	20,635	18,294
Balances at December 31, 2000	8,318,099	8,290,627	(231,990)	(202,980)		29,337		31,612	(71,726)	(69,717)	8,019,418	8,025,240
Comprehensive loss:
Net loss (year ended December 31, 2001)	n/a	n/a	(750,676)	(635,658)		n/a		n/a	n/a	n/a	(750,676)	(635,658)
Unrealized losses on marketable securities (year ended December 31, 2001)	n/a	n/a	n/a	n/a		(3,834)		(7,022)	n/a	n/a	(3,834)	(7,022)
Foreign currency translation adjustments	n/a	n/a	n/a	n/a		(492)		(489)	n/a	n/a	(492)	(489)
Total comprehensive loss (year ended December 31, 2001)	n/a	n/a	n/a	n/a		n/a		n/a	n/a	n/a	(755,002)	(643,169)
Amortization of unearned compensation	n/a	n/a	n/a	n/a		n/a		n/a	46,538	44,729	46,538	44,729
Balances at December 31, 2001	8,387,761	8,360,289	(982,666)	(838,638)		25,011		24,101	(25,188)	(24,988)	7,374,254	7,490,100

n/a	means the line item was not impacted by the restatement.
(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002 and are described below under Previous Restatements. Some of these previous restatements have been further adjusted in the current restatements reflected above.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Consolidated Statements Of Cash Flows (In thousands)

	Restated Year ended December 31, 2001	As previously Reported Year ended December 31, 2001(1) (Unaudited)	Restated Nine months ended December 31, 2000	As previously Reported Nine months ended December 31, 2000(1) (Unaudited)	Restated Year ended March 31, 2000	As previously Reported Year ended March 31, 2000(1) (Unaudited)
Cash flows from operating activities:
Net (loss) income	$(750,676)	$(635,658)	$(215,458)	$(236,127)	$63,021	$73,607
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	940,670	942,060	438,059	443,312	4,310	5,863
Deferred income taxes	(158,456)	(185,996)	(166,821)	(110,829)	(16,081)	(146)
Stock Compensation Expense	46,538	44,729	20,635	18,294	5,318	—
Investment write down	154,701	109,149	n/a	n/a	n/a	n/a
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	(27,862)	(35,664)	104,903	89,327	(57,777)	(45,460)
Other assets	4,920	9,898	11,230	2,601	(7,056)	(7,071)
Accounts payable, accrued expenses and other liabilities	(117,922)	(4,937)	(53,268)	(46,679)	18,669	16,285
Deferred revenue	(6,028)	(89,478)	96,950	91,193	17,053	(10,962)
Net cash provided by operating activities	118,264	186,483	297,630	312,492	60,547	65,206
Cash flows from investing activities:
Investments and acquisitions	(23,519)	(38,019)	(96,831)	(101,331)	n/a	n/a
Cash acquired in acquisitions	n/a	n/a	99,075	100,033	n/a	n/a
Additions to property, plant and equipment	(17,135)	(18,880)	(22,730)	(22,959)	n/a	n/a
Additions to intangible assets	(3,187)	(56,145)	(500)	(10,607)	(726)	(5,385)
Net cash (used in) provided by investing activities	73,204	4,001	(22,846)	(36,724)	(57,794)	(62,453)
Net (decrease) increase in cash and cash equivalents	(137,812)	(138,796)	250,016	251,000	n/a	n/a
Cash and cash equivalents at beginning of period	487,062	488,046	n/a	n/a	n/a	n/a
Cash and cash equivalents at end of period	n/a	n/a	487,062	488,046	n/a	n/a

n/a	means the line item was not impacted by the restatement.
1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002 and are described below under Previous Restatements. Some of these previous restatements have been further adjusted in the current restatements reflected above.

Previous Restatements

In addition to the restated transactions described above in this Note 2, on November 14, 2002, the Company restated its historical financial statements through certain filings with the SEC to reflect the following restated transactions.

•

The Company recognized $113.5 million in licensing revenues from January 1, 2000 through March 31, 2002 under an expired license agreement with Scientific-Atlanta, Inc. (“Scientific-Atlanta”). The Company determined that it had misapplied the collectibility criteria of SAB 101, as there was insufficient

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

contemporaneous evidence of Scientific-Atlanta’s intent to pay. Accordingly, the Company restated its previously filed financial statements for the periods ended June 30, 2002 and March 31, 2002, the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 for the reversal of licensing revenues related to Scientific-Atlanta.

•	The Company entered into a transaction comprised of a series of agreements beginning in the first quarter of 2001 and completed in the second quarter of 2001, in which the Company (1) acquired the intellectual property of a private company in exchange for $750,000 cash and advertising with a stated value of $20 million and (2) paid $2 million in exchange for an option to purchase certain assets of the private company at a price of $3 million (the “Option”). The sellers of the intellectual property have the right to require the exercise of the Option if certain performance criteria are met. Additionally, the Company was conditionally obligated to pay $250,000 upon the successful transfer of certain patents to the Company. The $250,000 was paid in the third quarter of 2002. During 2001, the Company recognized $20 million of advertising revenue as it was used by the sellers and fully amortized the $20.75 million of intellectual property. Notwithstanding the contractual terms of the transaction, the Company did not find sufficient contemporaneous evidence to justify the $20.75 million valuation for the intellectual property received. The intellectual property was not appraised at the time of the transaction. Given the substance of the negotiations considered as a whole, the Company concluded that the most reliable evidence of the valuation of the intellectual property was the cash component of the transaction negotiated and agreed upon by the parties. Consequently, the Company determined that the best evidence of the fair value of the intellectual property was $6 million, which was the total amount of cash consideration that the sellers had requested and could receive under the terms of the transaction.

•	The Company reclassified approximately $2.7 million of multi-platform advertising revenue recorded during the third and fourth quarters of 2001 from the Interactive Platform Sector to the Media and Services Sector.

•	The Company discovered that a clerical error had been made in the calculation of the value of warrants that were received in connection with a licensing transaction in the second quarter of 2001. The effect of correcting the error was to reduce the value of the warrants and related deferred revenue by $11.8 million at the date of the transaction. In addition, deferred revenue accreted into earnings over an 18-year period was reduced in 2001 by $338,000 as a result of the corrected warrant valuation. During the fourth quarter of 2001, the write-down of the fair value of the investment in the warrants decreased from $10.4 million as originally recorded to $5.2 million as adjusted.

•	The Company determined that one of its equity affiliates incorrectly accounted for warrants of one of its investees. Specifically, the equity affiliate incorrectly accounted for these warrants under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, instead of under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The impact of the restatement is to record an adjustment of $9.1 million that was previously recorded as other comprehensive income within stockholders’ equity as a charge to other income (expense).

(3)    Business Combinations and Dispositions

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

premium-quality products and services to consumers from a wide variety of merchants and partners.

The aggregate purchase price of the SkyMall Transaction was $50.1 million, which included cash of $22.2 million and approximately 741,000 shares of Gemstar common stock issued to SkyMall stockholders at $36.58 per share, the average price of the Company’s common stock over the two-day period before and after the SkyMall Transaction was agreed to and announced. The purchase price also included $0.8 million, representing the fair value of unexercised SkyMall options and warrants assumed by Gemstar and certain transaction costs.

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

Assets
Current assets	$8,464
Property and equipment	7,207
Intangible assets	2,000
Other assets	23
Goodwill	66,355

84,049
Liabilities:
Current liabilities	33,961

Net purchase price	$50,088

The Company allocated $2.0 million of the purchase price to the fair value of the acquired trade name. The trade name is considered an indefinite lived intangible asset and is not subject to amortization.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

The Company has not yet completed the allocation of $66.4 million of goodwill to its reporting units in accordance with Statement 142. Goodwill generated in this transaction is not subject to amortization in accordance with Statement 142 and is not expected to be deductible for tax purposes.

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

Assets
Current assets	$426,657
Property and equipment	80,404
Intangible assets	9,795,342
Other assets	138,287

10,440,690
Liabilities:
Current liabilities	510,175
Deferred tax liability	1,381,226
Other long-term liabilities	747,610

2,639,011
Unearned compensation	88,011

Net purchase price	$7,889,690

Included in the purchase price allocation were $42.5 million in provisions for contract termination and separation costs. During 2001, $9.6 million of this reserve was reversed against goodwill. As of December 31, 2001, approximately $15.6 million ($12.3 million in contract termination costs and $3.3 million in separation costs) had been charged against the allowance. The Company expects that the remaining provisions for contract termination and separation costs will be expended during 2002.

Intangible assets recorded as a result of the TV Guide Transaction are comprised of the following amounts and lives (in thousands):

Customer lists	$709,000	3-5 years
Contracts	1,651,000	5-10 years
Trademarks and patents	799,000	5-40 years
Publishing rights	164,000	15 years
Goodwill	6,470,000	5-15 years

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

The following unaudited pro forma financial information reflects the Company’s results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000 as though the TV Guide and SkyMall transactions had been completed as of April 1, 2000 (in thousands, except per share amounts):

	Restated Year ended December 31, 2001	Restated Nine months ended December 31, 2000
Revenues	$1,188,617	$997,355
Net loss	(758,560)	(173,443)
Basic and diluted loss per share	(1.83)	(0.52)

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

WGN Superstation Transaction

In April 2001, the Company sold the business that distributes the WGN Superstation signal for $106 million in cash. Concurrent with this transaction, the Company received a $100.0 million advertising commitment for the magazine and its other platforms over a six-year period pursuant to which the Company will be required to run advertising until 2007. The WGN Superstation signal distribution business was originally acquired by the Company in July 2000, as a part of its acquisition of TV Guide. Because the April 2001 transaction included the sale of assets and an advertising revenue commitment, this multiple-element transaction was covered by both APB 16, “Business Combination”, and our revenue recognition policy on multiple-element arrangements. As a result, $10.0 million has been ascribed to the magazine advertising element and will be recognized as the advertising is run, the remainder of the value ($75.0 million on a discounted basis) has been ascribed to the assets sold and $15.0 million will be recognized as interest income over the six-year contract term. As there is no persuasive or objective evidence of change in economic value of the assets sold during the period of ownership by the Company, there is no gain or loss from the disposal recorded through the Company’s income statement and the adjusted distribution asset value is recorded as part of the purchase price allocation of the TV Guide transaction for accounting purposes. During 2001, the Company recorded $3.7 million of interest income. At December 31, 2001, the Company had receivables related to this transaction of $16.9 included in accounts receivable and $50.4 in other assets.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

(4)    Selected Balance Sheet Accounts

Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale and held-to-maturity marketable securities by major security type and class of security as of December 31, 2001 and 2000, were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
As of December 31, 2001:
Available-for-sale:
Corporate debt securities	$11,102	$9	$—	$11,111
U.S. government securities	48,720	212	(63)	48,869
Equity securities	13,060	18,816	(42)	31,834

	$72,882	$19,037	$(105)	$91,814

Included in marketable securities	$41,807	$175	$(42)	$41,940
Included in marketable securities and other investments	31,075	18,862	(63)	49,874

	$72,882	$19,037	$(105)	$91,814

As of December 31, 2000:
Available-for-sale:
Corporate debt securities	$14,334	$18	$(1)	$14,351
U.S. government securities	9,635	2	—	9,637
Equity securities	23,141	33,706	(9,356)	47,491

	$47,110	$33,726	$(9,357)	$71,479

Held-to-maturity:
Corporate debt securities	$18,550	$17	$(1)	$18,566
U.S. government securities	25,090	14	(31)	25,073

	$43,640	$31	$(32)	$43,639

Included in marketable securities	$63,407	$51	$(33)	$63,425
Included in marketable securities and other investments	27,343	33,706	(9,356)	51,693

	$90,750	$33,757	$(9,389)	$115,118

As of December 31, 2001, available-for-sale debt securities with an amortized cost and fair value of $19.8 million were due in one to two years. All remaining debt securities as of December 31, 2001 were due within one year.

During the year ended December 31, 2001, the Company wrote down the carrying value of certain of its available-for-sale equity securities by $10.2 million as the decline in the fair value of the securities (determined by reference to prices on quoted stock exchanges) was deemed to be other than temporary.

Receivables

Receivables consist of the following (in thousands):

	Restated December 31, 2001	Restated December 31, 2000
Receivables	$309,450	$288,539
Allowance for doubtful accounts	(30,503)	(32,815)

Receivables, net	$278,947	$255,724

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Allowance for doubtful accounts and related activity consist of the following (in thousands):

	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions	Balance at End of Period
Allowances for doubtful accounts:
Year ended December 31, 2001	$32,815	$17,506	$3,614	(1)	$23,432	$30,503
Nine months ended December 31, 2000	1,550	18,129	15,403	(2)	2,267	32,815
Year ended March 31, 2000	155	1,396	—		1	1,550

(1)	Amount represents the allowance for doubtful accounts acquired as part of the assets and liabilities acquired in the SkyMall Transaction.
(2)	Amount represents the allowance for doubtful accounts acquired as part of the assets and liabilities acquired in the TV Guide Transaction.

A significant portion of the Company’s receivables are due from a limited number of customers. The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of the amount of recoverability.

Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	December 31, 2001	December 31, 2000
Machinery and equipment	$116,015	$95,257
Leased transponders	7,554	9,092
Buildings and improvements	16,511	13,669

	140,080	118,018
Less accumulated depreciation and amortization	(54,010)	(25,838)

Property and equipment, net	$86,070	$92,180

Depreciation and expense was $27.7 million, $15.2 million and $2.4 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively. Amortization of property and equipment under capital lease was $2.3 million, $1.7 million and zero for those same respective periods.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Restated December 31, 2001	Restated December 31, 2000
Goodwill	$6,337,437	$6,473,352
Contracts	1,641,000	1,651,000
Patents and trademarks	817,701	812,513
Customer lists	732,780	710,781
Publishing rights	164,000	164,000

	9,692,918	9,811,646
Less accumulated amortization	(1,330,301)	(429,024)

Intangible assets, net	$8,362,617	$9,382,622

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Amortization expense was $910.7 million, $423.2 million and $1.9 million for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

Investments

The Company had investments in equity instruments of privately held and public companies which amounted to $52.2 million and $214.2 million as of December 31, 2001 and 2000, respectively. These investments are accounted for using either the cost or equity method and consist of common stock, preferred stock and warrants for common stock.

The Company has an interest in three related joint ventures that are each accounted for under the equity method of accounting. During the year ended December 31, 2001, one of these joint ventures experienced an other-than temporary decline in the value of its available for sale equity investments. As the result of this decline, the Company recorded a charge of $10.9 million, representing the Company’s share of this decline. This charge was recorded in other expense. At December 31, 2001, the Company’s carrying value of this investment was $50.9 million.

The Company has an investment in an entity engaged in developing a satellite system. The entity experienced operating difficulties and a failed initial public offering. Because of these and other pertinent circumstances, the Company determined that its investment realized a decline in value that was other than temporary, and that the recoverability of this investment was not likely. As a result, in 2001 the Company recorded a charge of $107.7 million to write-off the carrying value of this investment. This charge was recorded as other expense.

The Company owns approximately 17% of the equity of an entity that provides online live event sports entertainment and wagering. The Company also holds a warrant to purchase up to 51% of the equity for an aggregate exercise price of $41.1 million. This warrant expires in September 2004. These investments were received in exchange for a license and content agreement with the Company. The Company shares in certain revenues and other fees earned by this entity. The Company also has the right to representation on the entity’s board of directors. As the Company had the ability to exercise significant influence over the entity’s operations at the time of the transaction, the Company accounts for this investment under the equity method of accounting. Because this investment was received in exchange for a licensing agreement and a deminimus fee, the Company’s carrying value of this investment was recorded at zero.

The Company holds various other investments that are accounted for under either the equity method or the cost method of accounting. During the year ended December 31, 2001, certain of these investments experienced significant declines in value and the carrying values were deemed by management to be unrecoverable, and thus were written-off, resulting in charges of approximately $36.8 million.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	Restated December 31, 2001	Restated December 31, 2000
Accounts payable	$86,084	$39,403
Accrued liabilities:
Accrued payroll	22,756	11,377
Acquisition related reserves	28,846	52,222
Other	34,692	103,242

Total accounts payable and accrued liabilities	$172,378	$206,244

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

Deferred revenue consists of the following (in thousands):

	Restated December 31, 2001	Restated December 31, 2000
Licensing fees	$153,382	$170,009
Magazine subscriptions	205,605	222,887
Programming subscriptions	76,718	77,536
Other	11,865	15,147

Total deferred revenue	447,570	485,579
Less current portion	254,824	271,837

	$192,746	$213,742

(5)    Credit Arrangements

The Company’s wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February, 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.9% at December 31, 2001) either at the banks’ prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide’s subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide’s ability to pay dividends to the Company tied to TV Guide’s leverage ratio. This restriction does not apply to the Company’s ability to pay dividends. In addition, the Company is required to maintain certain financial covenants. As of December 31, 2001, the Company was in compliance with its covenants. As of December 31, 2001, TV Guide had available borrowing capacity under the six-year revolving credit facility of $146.6 million. Principal payments of $60 million in 2002, $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. The facility restricts the transfer of certain assets to Gemstar. Outstanding borrowings under both credit facilities at December 31, 2001 and 2000 were $326.4 million and $568.7 million, respectively.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

The Company is a party to a loan guaranty to assist a printing services supplier in obtaining a line of credit and term loans with a bank. The maximum exposure to the Company created by this guarantee is $10.0 million.

(6)    Leases

The Company leases operating and office premises and satellite transponders. The terms of certain of the agreements provide for an option to cancel the agreements after a period of time, subject to cancellation charges and/or meeting certain conditions. One satellite transponder is under a long-term lease arrangement that is accounted for as a capital lease. The remainder of the satellite transponder leases is accounted for as operating leases.

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

(7)    Income Taxes

The Company’s (loss) income before income taxes and extraordinary item for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 consisted of the following components (in thousands):

	Restated Year ended December 31,	Restated Nine months ended December 31,	Restated Year ended March 31,
	2001	2000	2000
Domestic	$(910,925)	$(363,332)	$56,194
Foreign	(15,065)	65,067	30,138

	$(925,990)	$(298,265)	$86,332

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

The (benefit) provision for income taxes consists of the following (in thousands):

	Restated Year ended December 31,	Restated Nine months ended December 31,	Restated Year ended March 31,
	2001	2000	2000
Current:
Federal	$23,149	$229,287	$22,758
State	2,976	29,480	2,925
Foreign	6,171	5,961	5,850

	32,296	264,728	31,533
Deferred:
Federal	(185,819)	(307,942)	(7,285)
State	(23,891)	(39,593)	(937)

	(209,710)	(347,535)	(8,222)

Total	$(177,414)	$(82,807)	$23,311

A reconciliation of the expected income tax (benefit) provision using the U.S. statutory rate of 35 percent to the (benefit) provision for income taxes is as follows (in thousands):

	Restated Year ended December 31,	Restated Nine months ended December 31,	Restated Year ended March 31,
	2001	2000	2000
Expected income tax (benefit) provision	$(324,097)	$(104,393)	$30,216
State taxes, net of federal effect	(19,185)	(10,593)	3,078
Nondeductible amortization	166,576	142,090	0
Foreign tax impact	4,403	(47,971)	(3,540)
Change in valuation allowance	(5,111)	(61,940)	(4,582)
Other			(1,861)

Total	$(177,414)	$(82,807)	$23,311

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Deferred taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

	Restated December 31, 2001	Restated December 31, 2000
Deferred tax assets:
Net operating loss carryforwards	$35,668	$86,615
Write down of investments and other assets	45,047	—
Unrealized losses on marketable securities	3,951	—
Expense items	23,870	10,048
Other	948	—
Deferred revenue	36,431	19,772

Total deferred tax assets	145,915	116,435
Valuation allowance on deferred tax assets	(35,668)	(40,779)

Net deferred tax assets	110,247	75,656

Deferred tax liabilities:
Tax versus financial depreciation and amortization	(835,246)	(1,141,802)
Tax liability provided on intercompany income	(254,345)	(152,262)
Other	(826)	(554)

Total deferred tax liabilities	(1,090,417)	(1,294,618)

Net deferred tax liabilities	$(980,170)	$(1,218,962)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in specific tax jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Based upon the this analysis, management has concluded that it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2001, net of the valuation allowance established.

As of December 31, 2001, the Company had available net operating loss carryforwards aggregating approximately $90 million to offset future United States income taxes expiring through fiscal year 2020. As a result of previous transactions which involved an ownership change as defined in the applicable section of the Internal Revenue Code, the Company will be subject to limitations on the use of its net operating loss carryforwards.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

The Company generally grants stock options under the Plans at exercise prices equal to the market value of the Company’s stock on the dates of grant, resulting in no compensation expense. The only exceptions to this policy are as follows:

(i)	In January 1998, the Company awarded stock options to its CEO, subject to shareholder approval. The exercise price for the award was set at the market price of the Company’s stock on the date of the award. The measurement date, however, was determined to be the date of shareholder approval (which was not a formality), at which date the market value of the underlying stock exceeded the exercise price by $25 million. Stock compensation expense related to this award of $1.8 million, $2.3 million and $5.3 million was recognized using the accelerated method during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively;

(ii)	In recording the July 2000 TV Guide acquisition, a portion of the purchase price was assigned to unearned compensation expense for unvested TV Guide stock options assumed by the Company. Stock compensation expense of $44.7 million and $18.3 million during the year ended December 31, 2001 and the nine months ended December 31, 2000, respectively, reflects the amortization of unearned compensation recorded in the TV Guide transaction.

The Plans allow for the issuance of stock options to purchase a maximum of 118 million shares of the Company’s Common Stock. As of December 31, 2001, there were 36.6 million shares available for future option grants under the Plans.

The following table summarizes information about stock option transactions (shares in thousands):

	Year ended December 31, 2001		Nine months ended December 31, 2000		Year ended March 31, 2000
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	59,885	$12.86	49,933	$7.98	50,097	$5.57
Granted	3,426	38.54	5,990	44.19	4,835	29.86
Exercised	(3,377)	6.05	(2,650)	8.46	(4,164)	4.79
Cancelled	(558)	34.59	(416)	21.26	(835)	6.10
Assumed options	7	187.73	7,028	19.71	—	—

Outstanding at end of period	59,383	14.55	59,885	12.86	49,933	7.98

Options exercisable at end of period	36,048	6.96	31,951	5.48	26,170	4.72

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2001 (shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Years of Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.18-$5.00	13,514	3.8	$3.16	13,469	$3.16
$5.01-$10.00	23,461	6.0	6.08	18,366	6.05
$10.01-$15.00	5,301	6.4	10.99	1,677	11.79
$15.01-$30.00	5,470	7.3	26.76	975	21.33
$30.01-$45.00	7,902	8.2	37.12	1,422	33.61
$45.01-$314.25	3,735	8.4	48.43	139	63.30

Total	59,383	6.2	14.55	36,048	6.96

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

The per share weighted-average fair value of stock options granted during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, was $31.04, $34.22 and $23.93, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

The Company applies APB Opinion No. 25, and related interpretations, in accounting for its Plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Restated Year ended December 31, 2001	Restated Nine months ended December 31, 2000	Restated Year ended March 31, 2000
Net (loss) income:
As reported	$(750,676)	$(215,458)	$63,021
Pro forma	(815,963)	(262,722)	22,796
Basic (loss) earnings per share:
As reported	(1.82)	(0.64)	0.31
Pro forma	(1.98)	(0.78)	0.11
Diluted (loss) earnings per share:
As reported	(1.82)	(0.64)	0.25
Pro forma	(1.98)	(0.78)	0.09

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

(11)    Employee Benefit Plans

The Company has defined contribution plans which provide most of its employees with the ability to defer a percentage of their annual compensation subject to certain limitations. The Company will match the employee’s deferrals based on certain percentages of the employee’s deferrals. The Company made contributions of $3.2 million, $1.7 million and $79,000 to these plans during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

(12)    Legal Proceedings (also see note 16)

On December 1, 1998, the Company filed a patent infringement action against Pioneer Electronics Corp., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc. (collectively “Pioneer”) in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by Pioneer’s interactive program guide. Pioneer alleges the Company violated federal antitrust laws and misused certain patents.

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

On July 23, 1999, SA filed an action against StarSight in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. This case has been coordinated for pretrial purposes with the action filed by SA against the Company on April 23, 1999. The parties are in pretrial proceedings.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

On December 5, 2000, EchoStar filed an antitrust action against the Company and several of its subsidiaries in the U.S. District Court for the District of Colorado. The action alleges the Company and several of its subsidiaries violated federal and state antitrust laws. EchoStar seeks, among other relief, damages and an injunction. On September 17, 2001, the MDL Panel affirmed its Conditional Transfer Order transferring the case to U.S. District Court for the Northern District of Georgia. This case has been coordinated with the actions subject to the MDL Transfer Order.

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

On February 14, 2001, the Company and StarSight Telecast, Inc. filed a complaint requesting that the United States International Trade Commission (“ITC”) commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337 (“Section 337”), regarding imports of certain set-top boxes and components thereof. The complaint alleges that Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., Scientific-Atlanta, Inc., EchoStar Communications Corporation and SCI Systems, Inc. (collectively “Respondents”), are violating Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or sale in the United States after importation, of set-top boxes and/or components that infringe, directly, contributorily or by inducement, of certain patents owned by the Company. The complaint requests an order excluding from entry

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

into the United States all imported set-top boxes and components that infringe, directly, contributorily or by inducement, any claims of the patents in suit, and directing Respondents to cease and desist from importing, marketing, advertising, demonstrating, warehousing, distributing, selling and/or using set-top boxes or components that so infringe. On or about March 16, 2001, the ITC instituted the requested investigation referred to as “In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation No. 337-TA-454 (ITC)”. An administrative hearing was held during December 2001.

On March 23, 2001, Gemstar Development Corporation, a wholly owned subsidiary of the Company, was added as a third-party defendant in the lawsuit of SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., which is currently pending in the U.S. District Court for the Western District of North Carolina. The original claims brought by SuperGuide Corporation against the defendants in this lawsuit are for patent infringement with respect to three patents (the “SuperGuide Patents”). In 1993, Gemstar Development Corporation received a license to the SuperGuide Patents from SuperGuide Corporation within certain defined fields of use. Defendants asked the Court to join Gemstar Development Corporation to these proceedings as a necessary party. After it was added as a party, Gemstar Development Corporation brought claims for declaratory relief and breach of contract against SuperGuide in this lawsuit relating to the 1993 license agreement between SuperGuide and Gemstar Development Corporation. In addition, Gemstar Development Corporation asserted claims against EchoStar for infringing the SuperGuide Patents within Gemstar’s defined fields of use.

On November 2, 2001, Thomson multimedia, Inc. sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In addition to its claim for declaratory relief (discussed above), Thomson also added a claim for antitrust violations under federal and state law. On February 1, 2002, the Gemstar parties filed a motion to dismiss Thomson’s claims. At the same time, the Gemstar parties filed a motion, in the alternative, to bifurcate or sever Thomson’s antitrust claims.

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

On October 18, 1999, a former employee of ODS Technologies, L.P. (“ODS”), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in the U.S. District Court for the Southern District of Florida, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint seeks an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. ODS currently has pending a motion for summary judgment to dismiss the lawsuit and the time set by the Court to complete discovery now has expired. Plaintiff has moved to re-open discovery, which

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

motion the Company has opposed. On November 1, 2001 the Court heard argument on the motion for summary judgment.

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

Litigation is uncertain, and the outcome of individual cases is not predictable with any assurance. The Company has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on the Company’s financial position or results of operations. At this time, except as expressly noted herein, management has not reached a determination that any of the matters listed above or the Company’s other litigation are expected to result in liabilities that will have a material adverse effect on the Company’s financial position or results of operations, after taking into account the loss provisions that have been established as of the date hereof.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

(13)    Related Party Transactions and Other Significant Relationships

In connection with the acquisition of TV Guide in 2000, The News Corporation Limited (“News Corporation”) became a stockholder of the Company. As of December 31, 2001, News Corporation directly and indirectly owns approximately 42% of the Company’s outstanding common stock and has the right to designate six directors on the Company’s board. The Company earned advertising revenues of $19.3 million and $10.4 million for the year ended December 31, 2001 and the period from the date of the TV Guide acquisition through December 31, 2000, respectively, from entities controlled by News Corporation. During those same periods, the Company acquired programming from News Corporation controlled entities of $11.3 million and $6.7 million, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corporation As of December 31, 2001 and 2000, the Company had receivables due from News Corporation controlled entities totaling $5.2 million and $9.5 million, respectively, and payables due to News Corporation controlled entities totaling $320,000 and $965,000, respectively. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

Liberty Media Corporation (“Liberty Media”), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corporation. For the period January 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, and the period from the date of the TV Guide acquisition through December 31, 2000, the Company purchased programming from Liberty Media controlled affiliates of $4.5 million and $7.4 million, respectively. During those same periods, the Company also sold video, program promotion and guide services and subscriber management services to AT&T Broadband and Internet Services (“BIS”) and its consolidated affiliates of $6.7 million and $8.4 million, respectively. In addition, during those same periods, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $2.4 million and $3.9 million, respectively. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

The Company has included in the amounts discussed above, transactions with News Corporation, BIS, and Liberty Media and all entities in which BIS, Liberty Media and News Corporation have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corporation own, directly or indirectly, 50% or less.

The Company has multiple transactions with Thomson multimedia, Inc., including Thomson’s licensing of the Company’s VCR Plus+, GUIDE Plus+ and eBook technologies, Thomson’s advertising on the Company’s platforms, primarily the interactive program guide platforms, the Company’s participation in marketing and promotion campaigns on Thomson products carrying the Company’s technology, and the two companies being joint venture partners in the sale of advertising and electronic program guides on televisions. During the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, net revenues earned from the relationship with Thomson were $49.6 million, $46.1 million and $19.8 million, respectively. In accordance with the Company’s revenue recognition policy, revenues from Thomson are recorded net of amounts paid to Thomson for market development arrangements. As of December 31, 2001, the Company has receivables due from and a payable due to Thomson totaling $57.9 million and $21.2 million, respectively.

(14)    Segment and Geographical Information

The Company organizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

The Company’s reportable segments are strategic business units that offer different products and services and compete in different industries. Due to purchase accounting, the results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company’s chief operating decision maker uses EBITDA (operating income before stock compensation expense, depreciation and amortization, impairment of goodwill and nonrecurring expenses) to evaluate the performance of the three segments. Inter-segment eliminations consist of media and sales commissions reported as revenues by the Media and Services Sector and expenses by the Interactive Program Sector amounting to $4.1 million and $4.0 million in the year ended December 31, 2001 and the nine months ended December 31, 2000, respectively. The Company accounts for inter-segment sales as if the sales were made to third parties at market prices. Assets of the reportable segments are not relevant for management of the businesses.

Segment information for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 is as follows (in thousands):

	Restated Year ended December 31, 2001(1)	Restated Nine months ended December 31, 2000 (1)	Restated Year ended March 31, 2000
Technology and Licensing Sector:
Revenues	$192,482	$146,774	$175,485
Expenses(2)	135,200	72,107	71,840

EBITDA(3)	$57,282	$74,667	$103,645

Interactive Platform Sector:
Revenues	$33,747	$11,161	$759
Expenses(2)	75,922	42,906	35,922

EBITDA(3)	$(42,175)	$(31,745)	$(35,163)

Media and Services Sector:
Revenues	$950,462	$515,945	$10,305
Expenses(2)	698,005	382,096	2,931

EBITDA(3)	$252,457	$133,849	$7,374

Consolidated (after eliminations)
Revenues	$1,172,558	$669,904	$186,549
Expenses(2)	904,994	493,133	110,693

EBITDA(3)	267,564	176,771	75,856
Stock compensation	(46,538)	(20,635)	(5,318)
Depreciation and amortization	(940,670)	(438,059)	(4,310)
Impairment of goodwill	(10,800)	—	—
Merger related expenses	—	—	(15,895)
Interest expense	(27,375)	(24,783)	—
Other (expense) income, net	(168,171)	8,441	35,999

(Loss) income before income taxes and extraordinary item	$(925,990)	$(298,265)	$86,332

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

(1)	Effective July 18, 2001 and July 12, 2000, the Company’s consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases.
(2)	Expenses mean operating expenses, excluding stock compensation, depreciation and amortization, impairment of goodwill and nonrecurring expenses.
(3)	EBITDA means operating income before stock compensation expense, depreciation and amortization, impairment of goodwill and merger related expenses, which consist of costs incurred as a result of the mergers with NuvoMedia, Inc. and SoftBook Press, Inc. in fiscal year 2000. Due to purchase accounting related to the Company’s merger with TV Guide on July 12, 2000, the results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company’s business sectors are measured based on EBITDA. We believe EBITDA to be relevant and useful information as EBITDA is the primary measure used by our management to measure the operating profits or losses of our business. EBITDA is one of several metrics used by our management to measure the cash generated from our operations. EBITDA is presented supplementally as we believe it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are presented in the financial statements included in this report. Additionally, our calculations of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected. (See Item, 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of EBITDA to Consolidated Operating (Loss) Income.”)

A summary of the Company’s revenues, operating (loss) income and identifiable assets by geographic area is as follows (in thousands):

	Restated Year ended December 31, 2001	Restated Nine months ended December 31, 2000	Restated Year ended March 31, 2000
Revenues:
United States	$1,135,439	$582,250	$84,071
Foreign(1)	37,119	87,654	102,478

Total	$1,172,558	$669,904	$186,549

Operating (loss) income (2):
United States	$(734,471)	$(352,314)	$(29,260)
Foreign	4,027	70,391	79,593

Total	$(730,444)	$(281,923)	$50,333

	Restated
	December 31, 2001	December 31, 2000	March 31, 2000
Identifiable assets:
United States	$9,150,948	$10,544,297	$414,531
Foreign(3)	190,565	77,007	63,113

Total	$9,341,513	$10,621,304	$477,644

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

(1)	Revenues and operating income included in foreign are principally earned by entities in the British Virgin Islands.
(2)	Operating (loss) income consists of total revenues less operating expenses and does not include other (expense) income.
(3)	Identifiable assets included in foreign are principally held by entities in the British Virgin Islands.

No single customer accounted for more than 10% of total revenues for the year ended December 31, 2001 or for the nine months ended December 31, 2000. The Company had revenues attributed to individual customers in excess of 10% of total revenues for the year ended March 31, 2000:

Restated Year ended March 31, 2000
Customer A	17%
Customer B	12%
Customer C	11%

(15)    Quarterly Information (unaudited)

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2001 (Restated)
Revenues	$316,596	$276,976	$277,441	$301,545
Operating loss	(159,442)	(194,412)	(186,793)	(189,797)
Net loss	(161,073)	(196,158)	(181,511)	(211,934)
Basic and diluted loss per share	$(0.39)	$(0.48)	$(0.44)	$(0.51)

2000 (Restated)(1)
Revenues	$48,308	$44,817	$288,403	$336,684
Operating income (loss)	2,037	13,253	(141,994)	(153,182)
Net income (loss)	11,152	15,216	(116,527)	(114,147)
Basic earnings (loss) per share	$(0.05)	$0.07	$(0.30)	$(0.28)
Diluted earnings (loss) per share	$(0.04)	$0.06	$(0.30)	$(0.28)
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

Operating results for the fourth quarter of 2001 include $14.8 million of additional unearned compensation amortization resulting from a senior executive officer that separated from the Company, impairment of goodwill of $10.8 million and a $84.4 million write-down of certain of the Company’s technology investments and marketable securities.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

(16)    Events Subsequent to Balance Sheet Date

Management Restructuring

On November 7, 2002, the Company entered into various management restructuring agreements with Dr. Yuen and Ms Leung (“the Former Executives”). Dr. Yuen resigned from his duties as Chief Executive Officer, and Ms. Leung, as Co-Chief Operating Officer and Chief Financial Officer, and both became non-executive officers of a new wholly owned international-focused business unit. The Former Executives terminated their existing employment agreements and replaced them with new five- and three-year employment agreements, respectively, which provide for annual salaries totaling $2.5 million and certain other benefits. Under Dr. Yuen’s new employment agreement, Dr. Yuen assigned to the Company all intellectual property related to the business of the Company that he previously developed. Dr. Yuen has the contractual right to serve as a non-executive chairman of the Board of Directors during the term of his employment agreement and Ms. Leung currently serves as a non-executive member of the Board of Directors and has agreed to resign effective as of the end of her current term. In addition, Dr. Yuen entered into a Patent Rights Agreement granting the Company the option to acquire certain inventions of Dr. Yuen and requiring certain payments by the Company and other obligations more fully described below.

In connection with the above agreements, the Former Executives:

•	cancelled 20.2 million stock options, which represents all options granted after March 1998. In accordance with their 1998 employment agreements, their remaining 33.2 million options vested in full and became exercisable for their full remaining term. In 1998 a new measurement date occurred and no additional compensation expense was required for the vesting modification, however the extension modification resulted in a potential compensation charge of up to $34 million. Compensation expense is recognized only to the extent the individuals actually benefit from this modification and that amount would be charged as compensation expense over the remaining vesting period. As of December 31, 2002, the Company does not believe it is probable that the Former Executives will benefit from this modification and therefore have not recognized any compensation expense. The Company will continue to evaluate whether the Former Executives will benefit from this modification, which would occur should the Former Executives cease to be employees prior to the expiration of the 33.2 million options;

•	will be issued 7.9 million shares of restricted stock upon amendment to the Stock Incentive Plan (“SIP”), which requires shareholder approval to allow for issuance of restricted stock. If the approval is not obtained, the Company will issue stock units with similar terms and rights. Each share or unit will cliff-vest one-third annually beginning on November 7, 2003. The aggregate market value of the restricted stock was $31.2 million and consistent with the Company’s past policy is recorded as unearned compensation and charged to expense using the accelerated method over the vesting period. Stock compensation expense related to this award of $2.9 million was recognized during the year ended December 31, 2002;

•	may be reimbursed for potential tax consequences, as defined in an umbrella agreement, related to the delayed issuance of the restricted stock until shareholder approval is obtained. At December 31, 2002, this contingency is limited to $1.3 million and as the liability is not probable, no amount is accrued for this contingent liability as of this date;

•	will be granted an aggregate of 8.7 million options on certain dates after May 7, 2003 at the market price on the date of grant. Once granted, the options will vest one-third on the date of grant, one-third on the first anniversary and one-third on the second anniversary, except for 0.2 million options which vest on the grant date and except for 333,333 options for Ms. Leung which will be granted on November 7, 2004 and will vest one-third on the date of grant and two-thirds on the first anniversary of such grant; and

•	will be paid an aggregate termination fee of $29.4 million and accrued and unpaid salary, bonus and vacation totaling $8.2 million, of which $0.5 million was paid out through December 31, 2002 in

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

accordance with the agreement. The Company has deposited $37.1 million into a segregated interest bearing account (identified as Restricted Cash on the consolidated balance sheet as of December 31, 2002) equal to the sum of the termination fee, unpaid salaries, bonuses and vacation. These funds will remain the property of the Company until the earlier of May 6, 2003 or an agreement between the SEC and the Former Executives.

The vesting of the restricted stock and options is contingent on continued employment under the new employment agreement and no material breach of intellectual property provisions in the termination and new employment agreements. In addition, all options will be granted and will fully vest in the event of disability, death, termination without cause or constructive termination and change of control, as defined in the agreement.

Pursuant to the Patent Rights Agreement, the Company has the option to acquire certain of Dr. Yuen’s inventions during the period commencing upon the expiration (November 7, 2007) or earlier termination of his employment agreement and ending on November 7, 2009. The Company agreed to grant the Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not to compete with the Company within the fields of interactive program guides and interactive televisions. In addition to a standard purchase amount for each invention acquired by the Company, the Dr. Yuen will receive (i) annual compensation of $0.3 million, (ii) an acquisition fee of $0.3 million for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the patent rights agreement from the sale of specified products and services with a guaranteed minimum of $1.3 million and a maximum of $2.8 million annually and (iv) 200,000 stock options per year at the market price on the date of grant during the term of this agreement.

Securities & Exchange Commission Investigation

On October 17, 2002, the United States Securities and Exchange Commission (“SEC”) issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the Company and/or others involved with the Company. As previously disclosed, the Audit Committee of the Board of Directors conducted an internal review of the Company’s revenue recognition practices relating to certain transactions. The Company previously disclosed that it has been in discussions with the SEC regarding this internal review and the Company’s and the Audit Committee’s ongoing review of its accounting policies and the application of those policies to various transactions. The Company intends to continue to fully cooperate with the SEC as it moves forward in its investigation.

Nasdaq Delisting Proceeding

On August 19, 2002, the Company received a Nasdaq Staff Determination that its securities are subject to delisting from the Nasdaq Stock Market because the Company failed to file its Form 10-Q for the quarter ended June 30, 2002, on or before August 14, 2002. On November 8, 2002, the Nasdaq Listing Qualifications Panel granted the Company’s request for an exception to continue its listing on the Nasdaq Stock Market, subject to certain conditions. The Company has satisfied these conditions. However, in order to fully comply with the terms of the exception, the Company must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq Stock Market.

Significant Patent Litigation Rulings

On June 21, 2002, an Administrative Law Judge issued a Final Initial Determination in a United States International Trade Commission (“ITC”) proceeding denying the Company’s request for an exclusionary order to prevent further importation of certain set-top boxes containing IPGs which the Company believes infringe some of its patents. The ITC determined not to review this decision on August 29, 2002. On October 25, 2002, the

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

Company filed a notice of appeal of the ITC determination to the United States Court of Appeals for the Federal Circuit. On March 6, 2003, the Company filed its opening appellate brief to the Federal Circuit.

On July 2, 2002, the United States District Court for the Western District of North Carolina in the legal proceeding SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. (the “SuperGuide Case”) ruled that certain of the defendants’ products did not infringe the SuperGuide patents, and on July 25, 2002, the court dismissed all remaining claims in the case. The Company was a third-party defendant in this matter and had joined in SuperGuide’s infringement allegations against one of the defendants, EchoStar Communications Corporation. The Company has filed a notice of appeal to the Federal Circuit. Briefing of the appeal to the Federal Circuit has recently concluded. The Company expects that the next step in the proceeding will be oral argument before the Federal Circuit.

The Company is a party to certain proceedings consolidated in the United States District Court for the Northern District of Georgia by the Judicial Panel on Multi-District Litigation against Scientific-Atlanta Inc. (“SA”) and Pioneer, among other parties and involving several patents. On August 30, 2002, the Company received an order from that Court finding that two of the patents involved in these cases were not infringed by certain digital set-top box products produced by SA and Pioneer. On November 4, 2002, the Court ruled that the remaining SA and Pioneer products at issue in this proceeding were not infringed by the two patents that were the subject of the August 30th ruling. The Company intends to seek review of these decisions at the appropriate juncture.

The MDL proceedings also involve three patents which were involved in the SuperGuide Case. The non-infringement rulings on July 2, 2002 and July 25, 2002 were based in part on a previous ruling of that Court interpreting the scope of the patents at issue. On October 25, 2002, the Georgia Court hearing the MDL cases ruled that it was obligated to accept the North Carolina Court’s ruling on the scope of the patents at issue without deciding whether the underlying ruling was correct as a matter of law. The Georgia Court has not ruled on SA’s infringement of these patents under this interpretation. The remaining issues in the MDL cases are in pre-trial proceedings.

Share Repurchase Program

In April 2002, the Company’s Board of Directors authorized an extension of its authorization granted in September 2001 to repurchase up to $300 million of the Company’s outstanding shares of common stock. The authorization permitted the Company to purchase shares in the open market at prevailing prices, or in privately negotiated transactions at then prevailing prices. The extension expired on September 18, 2002. During the period subsequent to the date the extension was authorized through June 30, 2002, the Company repurchased 6.9 million of its shares of its common stock for an aggregate price of $63.4 million.

Intangible Asset Impairment

The Company completed its intangible asset impairment tests during 2002. The Company recorded an impairment charge of $481.6 million related to its indefinite-lived intangible assets, $5.0 billion related to goodwill and $1.3 billion related to finite lived intangible assets.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

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

With respect to the patent infringement action filed by the Company’s Star Sight subsidiary against TiVo in the U.S. District Court for the Northern District of California, on August 5, 2002, the Court entered a stipulation at the parties’ request to stay the proceeding pending resolution of the investigation before the ITC, described above, and the Court has accepted that agreement. After the resolution of any and all appeals stemming from the ITC investigation, we expect the Court will be notified of this fact and expect the case to be re-activated at that point.

With respect to the class action complaints against TV Guide filed primarily in the U.S. District Court for the Southern District of New York on behalf of magazine subscribers, in April 2002, the defendants submitted final settlement documents to plaintiffs for their approval. Subsequently, the parties signed a settlement agreement, and on July 3, 2002, plaintiffs filed a motion for preliminary approval of the settlement. On August 29, 2002, the court held a hearing at which the pending motion was discussed. The Court entered an order on September 20, 2002, granting the motion for preliminary approval. Between December and March, notices are being sent out to potential class members to give them an opportunity to object to the settlement or to opt-out. A hearing has been set for May 27, 2003, to determine whether to certify the proposed settlement class, whether the proposed settlement is fair and reasonable and whether a final judgment should be entered dismissing the action as to class members.

With respect to the suit against the Company filed by Pioneer Digital Technologies, Inc., the parties are in pretrial proceedings. Trial in this matter is currently scheduled to begin on September 8, 2003.

With respect to the case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C. TVG-PMC, Inc., StarSight Telecast, Inc. and Gemstar-TV Guide International, Inc., on April 22, 2002, Thomson filed a tag-along notice with the MDL Panel requesting that this entire action be transferred to Georgia for coordinated pretrial proceedings with the MDL proceedings. On June 3, 2002, the MDL Panel issued a Conditional Transfer Order and Simultaneous Separation and Remand of Certain Claims conditionally transferring Thomson’s antitrust claims to Georgia, but separating and remanding the balance of the claims in this case to Delaware. In response, Thomson filed a motion with the MDL Panel to transfer the entire case to Georgia. On October 16, 2002, the MDL Panel issued an Order of Transfer and Simultaneous Separation and Remand of Certain Claims in which it denied Thomson’s motion to

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

transfer the entire case to Georgia. In so ruling, the MDL Panel adopted its decision in the June 3, 2002 Conditional Transfer Order and transferred Thomson’s antitrust claims to Georgia, but separated and remanded the balance of the claims in the case to Delaware. On November 21, 2002, the Company filed its answer and asserted causes of action against PMC for declaratory judgment and breach of contract. The parties are in pretrial proceedings.

With respect to the arbitration initiated by Thomson against the Company, May 2002, the Company signed a Letter of Intent with Thomson, and the arbitration was dismissed without prejudice by the American Arbitration Association.

In April and May 2002, the Company and certain of its executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934 (the “1934 Act”) and the Securities Act of 1933 (the “1933 Act”). Also named in several of the complaints is The News Corporation Limited (“News Corporation”), a shareholder of the Company. The complaints name some or all of the same parties as defendants, and purport to state claims on behalf of all persons who purchased the Company’s common stock during various periods, the broadest of which is August 11, 1999 through April 4, 2002. More particularly, the alleged claims are brought under Sections 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5. The essence of the allegations is that the defendants allegedly intentionally failed to properly account for revenue accrued from Scientific-Atlanta; failed to properly account for a non-monetary transaction, pursuant to which intellectual property rights were obtained, in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with the Company’s acquisition of TV Guide, Inc. Plaintiffs allege that this had the effect of materially overstating the Company’s reported financial results. Pursuant to the parties’ stipulation, the District Court has consolidated all of the lawsuits (and any subsequently filed lawsuits) into one case known as In re Gemstar-TV Guide International Securities Litigation, Master File No. 02-2775, NM (PLAx) (C.D. Cal.) Several groups of plaintiffs and their counsel filed motions to be appointed lead plaintiff and lead plaintiff’s counsel. Pursuant to an amended order dated August 9, 2002, the Court appointed the Teachers Retirement System of Louisiana and the General Retirement System of the City of Detroit as co-lead plaintiffs, and appointed Bernstein, Litowitz, Berger & Grossman, L.L.P., as lead plaintiffs’ counsel. The Georgica Advisors plaintiff group has filed a petition with the United States Court of Appeals for the Ninth Circuit seeking a writ mandating that the district court reverse the lead plaintiff determination. The Ninth Circuit has determined that the Georgica Advisors petition warrants a response and has directed the current co-lead plaintiffs to file a response by March 31, 2003. The current co-lead plaintiffs filed an amended, consolidated complaint on December 12, 2002, naming the Company, Henry Yuen and Elsie Leung as defendants. The consolidated complaint alleges claims under the federal securities laws. The Company’s response to the complaint is currently due on May 2, 2003. The Company intends to defend these actions vigorously.

In addition, an Oklahoma limited partnership filed a lawsuit in the United States District Court for the Northern District of Oklahoma on October 7, 2002 against the Company, Dr. Yuen, Ms. Leung and KPMG, LLP, based on the same core allegations and purported causes of action alleged in the consolidated class action. The Company has not yet been served with this action. In January 2003, the Company was served with a complaint brought by the Investment Division of the State of New Jersey in California Superior Court against the Company, Dr. Yuen and Ms. Leung, alleging violations of Federal Securities laws, state corporations laws including California Business Professions Code §§ 17200 et seq, and common law torts. The Company’s response to this complaint is currently due on April 7, 2003.. The lawsuit alleges state law based derivative claims, including those based on various breaches of fiduciary duty. The Company intends to defend these actions vigorously.

In April and May 2002, the Company, along with its directors and several of its executive officers, were sued in four purported shareholder derivative actions. Three of these actions were filed in the Superior Court of

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

the State of California for the County of Los Angeles and one action was filed in the Court of Chancery of the State of Delaware, County of New Castle. These purported derivative lawsuits allege various breaches of fiduciary duty and violations of the California Corporations Code based upon the same general set of alleged facts and circumstances as the federal shareholder suits. Pursuant to the parties’ stipulation, the California actions have been consolidated into one case before a single judge. Plaintiffs are required to file their consolidated amended complaint by late December 2002. On October 31, 2002, the Company was served with another purported shareholder derivative action, this one in the United States District Court for the Central District of California, based upon the same general set of alleged facts and circumstances. Pursuant to the parties’ stipulation and court order, no response is due to the federal derivative complaint until 30 days after a ruling on any motion to dismiss in the federal shareholder class action described above. The Company intends to defend the actions vigorously.

On September 6, 2002, TV Guide Distribution, Inc. (“TV Guide Distribution”), together with six other plaintiffs comprising national distributors of magazines, filed an action entitled TV Guide Distribution, Inc. et al. v. Ronald E. Scherer et al., in the Court of Common Pleas, Franklin County, Ohio (Case No. 02CVH099891). The complaint named more than thirty defendants, made up of principals and shareholders of United Magazine Company, Inc. (“Unimag”) and their affiliates, regional wholesalers of magazines that went out of business in September 1999, leaving more than $100 million of outstanding receivables due and owing to the national distributor plaintiffs. The complaint alleges that defendants engaged in a course of conduct that violated Ohio statutes prohibiting fraudulent conveyances and other unlawful payments designed to hinder, delay or defraud TV Guide Distribution and the other plaintiffs, Unimag’s creditors. (Unimag is not a party to this action.) Defendants have moved to dismiss the complaint on various grounds. The Court issued an Amended Case Schedule on January 30, 2003, setting forth some key dates, including a trial date of September 7, 2004.

On May 22, 2002, the Company entered into an Asset Purchase Agreement with DIVA, a provider of server-based technology and software systems for cable television, to acquire substantially all of its assets for approximately $40 million as part of a bankruptcy proceeding. The transaction has not been completed. The Company is currently engaged in litigation over the Asset Purchase Agreement related to the DIVA transaction. The Company believes that it is probable that it will incur a liability in connection with the Asset Purchase Agreement.

On November 6, 2002, SA and PowerTV, Inc. (“Power TV”) filed a counterclaim against the Company in a case captioned Personalized Media Communications, L.L.C. v. Scientific-Atlanta, Inc. and PowerTV, Inc., United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 02-CV-824 (CAP). At that time, SA and Power TV asserted declaratory relief claims against the Gemstar parties seeking a declaration of noninfringement, invalidity and unenforceability of certain patents as to which the Company is a licensee. On November 6, 2002, SA and Power TV also filed a motion with the MDL Panel to transfer this action to Delaware for consolidation of pretrial proceedings with the Pegasus Development Corporation, et al. v. DirecTV, Inc., et al. matter discussed above. On February 21, 2003, the Company answered SA’s and Power TV’s counterclaims and asserted causes of action against PMC for declaratory relief and breach of contract. The MDL Panel has yet to rule on SA’s and Power TV’s motion to transfer this matter to Delaware.

On February 6, 2003, the United States Department of Justice (“DOJ”) filed a complaint against the Company relating to the DOJ’s belief that the Company engaged in unlawful coordination of activities prior to the merger between the Company’s predecessor, Gemstar International Group Limited, & TV Guide on July 12, 2000. Simultaneously, the Company and the DOJ entered into a settlement with regard to the matter. This settlement included a stipulated final judgment, but did not include an admission of wrongdoing by the Company. Also as part of the settlement, the Company has agreed to pay the government a civil penalty in the amount of $5.7 million. The Company has also agreed to implement an antitrust compliance program and to

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)—(Continued)

refrain from prohibited pre-merger conduct in the future. In addition, the Company has agreed to offer eight small service providers that entered into interactive program guide agreements with TV Guide between June 10, 1999 and July 12, 2000 the option to terminate those agreements without penalty. The settlement is expected to become final after a 60-day public comment period.

On February 28, 2003, the Company received a letter from a senior executive of one of its subsidiaries asserting a variety of claims relating generally to the executive’s acquisition of the Company’s stock in connection with the Company’s acquisition of that subsidiary. The Company is not aware of any legal proceeding that has been filed against the Company by this executive. If any such proceedings are filed, the Company intends to defend them vigorously.

EXHIBIT INDEX

Exhibit Number	Document Description

2.1

Agreement and Plan of Merger dated as of October 4, 1999 among Gemstar International Group Limited, G Acquisition Subsidiary Corp. and TV Guide, Inc., as amended on February 7, 2000 (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-96407), filed February 8, 2000)

3.1	Certificate of Incorporation of Gemstar International Group Limited (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-96407), filed February 8, 2000)

3.2	Amended and Restated Bylaws of Gemstar-TV Guide International, Inc. (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-K/A, filed April 30, 2002)

4.1

Second Amended and Restated Rights Agreement, effective as of July 12, 2000, between Gemstar and American Stock Transfer & Trust Company (Incorporated by reference to Gemstar’s Form
8-K filed July 12, 2000)

4.2

Indenture dated as of March 1, 1999, between TV Guide, Inc. and The Bank of New York Company, Inc. (Incorprated by reference to TV Guide Inc.’s Form S-4 Registration Statement (333-78535), filed May 14, 1999)

4.3	Supplemental Indenture dated as of May 15, 2001, between TV Guide, Inc. and The Bank of New York

10.1

Gemstar-TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (Formerly the Gemstar International Group Limited 1994 Stock Incentive Plan; Composite Plan Document Reflecting Stock Splits and Plan Amendments Through 2001) (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-K/A, filed April 30, 2002)

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

Exhibit Number	Document Description

10.9

Amendment to Amended and Restated Employment Agreement, dated as of April 13, 2000, among Gemstar-TV Guide International, Inc., Gemstar Development Corporation and Elsie Leung (Incorporated by reference to Gemstar’s Amendment No. 1 to Form 10-K/A, filed April 30, 2002)

10.10

Employment Agreement, entered into as of January 3, 2001, between Gemstar Development Corporation and Jonathan Orlick (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-K, filed April 30, 2002)

10.11	Employment Agreement, entered into as of March 1, 1999, between TV Guide, Inc. and Peter C. Boylan III (Incorporated by reference to Gemstar’s Form 8-K, filed February 8, 2000)

10.12

Separation and Consulting Agreement, entered into as of March 4, 2002, between Gemstar-TV Guide International, Inc. and Peter C. Boylan III (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-K/A, filed April 30, 2002)

10.13

Employment Agreement, dated August 1995, between Gemstar International Group Limited and Thomas L.H. Lau (Incorporated by reference to Gemstar’s Form F-1 Registration Statement (33-79016), which was declared effective on October 10, 1995)

10.14

Separation and Consulting Agreement, entered into as of November 27, 2001, between Gemstar-TV Guide International, Inc. and Joachim Kiener (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-K/A, filed April 30, 2002)

10.15

Stockholders Agreement, dated as of October 4, 1999, by and among The News Corporation Limited, a South Australia, Australia corporation, Liberty Media Corporation, a Delaware corporation, Henry C. Yuen and Gemstar International Group Limited, a British Virgin Islands corporation (Incorporated by reference to Gemstar’s Form 8-K, filed February 8, 2000)

10.16

Facility A Loan Agreement for $300,000,000 Revolving Credit Facility among TV Guide, Inc. and various Financial Institutions, dated as of March 1, 1999 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended March 31, 1999)

10.17

First Amendment and Waiver to Facility A Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 25, 2000 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 1999)

10.18

Second Amendment to Facility A Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 9, 2001 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 2000)

10.19

Facility B Loan Agreement for $300,000,000 364-day Credit Facility among TV Guide, Inc. and various Financial Institutions, dated as of March 1, 1999 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended March 31, 1999)

10.20

First Amendment and Waiver to Facility B Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 25, 2000 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 1999)

10.21

Second Amendment to Facility B Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 9, 2001 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 2000)

10.22

Lock-Up Agreement between Gemstar and Robert M. Worsley, Christi M. Worsley and The Robert Merrill Worsley Family Revocable Trust, dated July 28, 1998 (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-62986), filed June 14, 2001)

10.23	Amendment No. 2 to the Amended and Restated Employment Agreement, dated as of May 4, 2001, between the Company and Henry C. Yuen (Incorporated by reference to Form 8-K, filed November 12, 2002)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

Additional Exhibits

99.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002