Form 10-Q/A
period 2002-03-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2003-03-31
CIK 923282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24218

GEMSTAR-TV GUIDE

INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4782077 (I.R.S. Employer Identification No.)

135 North Los Robles Avenue, Suite 800, Pasadena, California 91101

(Address of principal executive offices including zip code)

(626) 792-5700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

As of March 31, 2002, there were outstanding 414,881,000 shares of the registrant’s Common Stock, par value $0.01 per share.

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A (“Amendment No. 2”) for Gemstar-TV Guide International, Inc. (the “Company”) for the quarterly period ended March 31, 2002, is being filed to amend and restate the items described below contained in the Company’s Quarterly Report on Form 10-Q (the “Form 10-Q”) originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2002, as amended by Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) filed with the SEC on November 14, 2002.

This Amendment No. 2 makes changes to Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 6, Exhibits and Reports on Form 8-K, for the following purposes:

•	To restate the Company’s Unaudited Condensed Consolidated Financial Statements included herein to reclassify or restate certain licensing and interactive programming guide revenues, and to restate certain other transactions and make certain other adjustments, as more fully described in Note 2, “Restatement,” to the Company’s Unaudited Condensed Consolidated Financial Statements included in Item 1;

•	To amend Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement;

•	To include in Note 12, “Events Subsequent to Balance Sheet Date,” to the Unaudited Condensed Consolidated Financial Statements information with respect to events that occurred subsequent to the filing of Amendment No. 1; and

•	To furnish the certifications required by Section 906 of the Sarbanes-Oxley Act.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this Amendment No. 2 continues to speak as of the date of the original filing of the Quarterly Report on Form 10-Q on May 15, 2002, as amended by Amendment No. 1, and the Company has not updated the disclosures in this report to speak as of a later date (except for Note 12, “Events Subsequent to Balance Sheet Date,” to the Unaudited Condensed Consolidated Financial Statements with respect to subsequent events through the date of this Amendment No. 2 and “Certain Risks Affecting Business, Operating Results and Financial Condition” included in Item 2). All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in the Company’s reports filed with the SEC, as amended, for periods subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

In the fourth quarter of 2002, the Company announced that it had engaged a new independent accounting firm to review certain financial statements of the Company, including the Unaudited Condensed Consolidated Financial Statements included in this Amendment No. 2. Additionally, the Company announced that it would be reviewing its accounting policies to ensure compliance with accounting principles generally accepted in the United States. On November 14, 2002, the Company filed Amendment No. 1 for the purpose, among other things, of restating the Unaudited Condensed Consolidated Financial Statements included therein. Because the restated Unaudited Condensed Consolidated Financial Statements included in Amendment No. 1 did not comply with the requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, the Company’s new Chief Executive Officer and Acting Chief Financial Officer, who had been appointed on November 7, 2002, were unable to make the certifications required by Section 906 of the Sarbanes-Oxley Act.

The Company has completed its accounting policy review and its new independent accounting firm has completed its review of the Unaudited Condensed Consolidated Financial Statements. This Amendment No. 2 is being filed to reflect the restatements described above, to file the Company’s restated Unaudited Condensed Consolidated Financial Statements and to furnish the certifications required by Section 906 of the Sarbanes-Oxley Act.

There are certain recent developments that have occurred between March 31, 2002 and the date of filing this Amendment No. 2, which could have a material impact on the Company’s business, results of operations and financial condition, as described in Note 12, “Events Subsequent to Balance Sheet Date,” to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Amendment No. 2.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	Restated March 31, 2002	Restated December 31, 2001(1)
ASSETS
Current assets:
Cash and cash equivalents	$413,700	$349,250
Marketable securities	17,422	41,940
Receivables, net	291,835	278,947
Deferred tax asset	32,540	28,500
Other current assets	27,335	31,117

Total current assets	782,832	729,754
Property and equipment, net	80,630	86,070
Goodwill	5,630,683	5,633,183
Indefinite-lived intangible assets	428,873	795,341
Finite-lived intangible assets, net	1,824,380	1,934,093
Marketable securities and other investments	101,113	102,025
Other assets	12,435	61,047

	$8,860,946	$9,341,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$176,129	$172,378
Current portion of long-term debt and capital lease obligations	69,737	62,201
Current portion of deferred revenue	244,421	254,824

Total current liabilities	490,287	489,403
Deferred tax liability	819,146	1,008,670
Long-term debt and capital lease obligations, less current portion	233,002	271,029
Deferred revenue, less current portion	186,722	192,746
Other liabilities	5,390	5,411

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share.	—	—
Common stock, par value $.01 per share	4,180	4,179
Additional paid-in capital	8,392,959	8,387,761
Accumulated deficit	(1,253,529)	(982,666)
Accumulated other comprehensive income, net of tax	25,695	25,011
Unearned compensation	(8,063)	(25,188)
Treasury stock, at cost	(34,843)	(34,843)

Total stockholders’ equity	7,126,399	7,374,254

	$8,860,946	$9,341,513

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Restated in Amendment No. 3 to the 2001 Form 10-K/A filed on March 31, 2003.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Restated Three Months Ended March 31,
	2002	2001
Revenues	$260,481	$312,949
Operating expenses:
Operating expenses, excluding stock compensation and depreciation and amortization	207,197	224,540
Stock compensation	17,126	9,810
Depreciation and amortization	106,275	238,041
Impairment of intangible assets	11,038	—

	341,636	472,391

Operating loss	(81,155)	(159,442)
Interest expense	(1,497)	(11,551)
Other (expense) income, net	(8,466)	(5,440)

Loss before income taxes and cumulative effect of an accounting change	(91,118)	(176,433)
Income tax benefit	(43,480)	(15,360)

Loss before cumulative effect of an accounting change	(47,638)	(161,073)
Cumulative effect of an accounting change, net of tax	(223,225)	—

Net loss	$(270,863)	$(161,073)

Basic and diluted loss per share:
Loss before cumulative effect of an accounting change	$(0.11)	$(0.39)
Cumulative effect of an accounting change, net of tax	(0.54)	—

Net loss	$(0.65)	$(0.39)

Weighted average shares outstanding	414,785	411,197
Dilutive effect of stock options	—	—

Weighted average shares outstanding, assuming dilution	414,785	411,197

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Restated Three Months Ended March 31,
	2002	2001
Balance at beginning of period	$7,374,254	$8,019,418
Net loss	(270,863)	(161,073)
Other comprehensive income (loss)	684	(8,607)

Comprehensive loss	(270,179)	(169,680)
Other, principally shares issued pursuant to stock option plans, including tax benefit, and amortization of unearned compensation	22,324	14,284

Balance at end of period	$7,126,399	$7,864,022

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Restated Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(270,863)	$(161,073)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of an accounting change, net of tax	223,225	—
Depreciation and amortization	106,275	238,041
Deferred income taxes	(47,350)	(35,671)
Tax benefit associated with stock options	4,665	2,560
Stock compensation expense	17,126	9,810
Impairment of intangibles	11,038	—
Investment write down	5,455	8,818
Changes in operating assets and liabilities:
Receivables	38,115	26,548
Other assets	1,992	454
Accounts payable, accrued expenses and other liabilities	7,212	(7,160)
Deferred revenue	(15,760)	(12,232)

Net cash provided by operating activities	81,130	70,095

Cash flows from investing activities:
Investments and acquisitions	—	(8,509)
Purchases of marketable securities	(6,549)	(38,084)
Sales and maturities of marketable securities	26,693	38,661
Additions to property, plant and equipment	(2,359)	(5,490)

Net cash provided by (used in) investing activities	17,785	(13,422)

Cash flows from financing activities:
Repayments of bank credit facilities and capital lease obligations	(30,491)	(21,048)
Proceeds from exercise of stock options	533	1,914
Distributions to minority interests	(4,486)	(3,670)

Net cash used in financing activities	(34,444)	(22,804)

Effect of exchange rate changes on cash and cash equivalents	(21)	(223)

Net increase in cash and cash equivalents	64,450	33,646
Cash and cash equivalents at beginning of period	349,250	487,062

Cash and cash equivalents at end of period	$413,700	$520,708

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,850	$16,861
Cash paid for interest	2,585	13,379

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Basis of Presentation

Gemstar-TV Guide International, Inc., a Delaware corporation (“Gemstar” or together with its consolidated subsidiaries, the “Company”), is a leading media and technology company that develops, licenses, markets and distributes technologies products and services targeted at the television guidance and home entertainment needs of consumers worldwide.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting policies described in the Company’s 2001 Annual Report on Form 10-K, as amended, and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

The Company’s Unaudited Condensed Consolidated Statements of Operations and Cash flows for the three months ended March 31, 2002 and 2001 and its Unaudited Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 have been restated (see Note 2). All related dollar and per share amounts have also been restated throughout the Notes to the Unaudited Condensed Consolidated Financial Statements.

Certain financial statement items for prior periods have been reclassified to conform with the 2002 presentation.

(2)  Restatement

On November 14, 2002, the Company restated certain of its previously filed consolidated financial statements as reflected in filings with the SEC on such date, including the Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 2002.

Following the recommendation of management and the concurrence of the Audit Committee of the Board of Directors and of the Board of Directors, the Company made a determination to further restate its previously filed consolidated financial statements as of March 31, 2002 and 2001 and for the quarters ended March 31, 2002 and 2001. The restated transactions which the Company believes are the more significant are described in detail below and have been grouped under headings for convenience only:

    Revenues

•	During the three months ended March 31, 2002 and 2001, certain customers were either (i) charged in 2001 for Interactive Program Guide (“IPG”) advertising and were provided with advertising of an approximately equal value on the Company’s print, channel or online platforms at no additional cost or (ii) in 2002 provided with discounts that often equaled or exceeded the stated value of the IPG advertising. Significant portions of the revenue associated with these transactions were recorded as revenue in the Interactive Platform sector. The Company has determined that these revenues should be reclassified as revenues of other sectors, primarily Media and Services, to comply with multi-element accounting principles under Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB No. 101”). In addition, previously recorded barter revenue which did not meet the requirements of EITF No. 99-17 “Accounting for Advertising Barter Transactions” was reversed, as were certain other transactions where there was an insufficient basis to recognize revenue. As a result of the reclassifications, revenues in the Interactive Platform sector have decreased by $0.8 million and $0.5 million and revenues in the Media and Services sector have increased by $0.8 million and $0.2 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	In connection with the sale of the WGN Superstation distribution business in April 2001, the Company secured a six year $100.0 million advertising commitment pursuant to which the Company will be required to run advertising until 2007. The WGN Superstation distribution business was originally acquired in July 2000 as a part of the acquisition of TV Guide, Inc. Because the transaction included the sale of assets and an advertising revenue commitment, the accounting for this multiple-element transaction was covered by both APB 16, “Business Combinations” and our revenue recognition policy on multiple-element arrangements. As a result, $10.0 million has been ascribed to the magazine advertising element and will be recognized as the advertising is run, the remainder of the value ($75.0 million on a discounted basis) has been ascribed to the assets sold, and $15.0 million will be recognized as interest over the six-year contract term. As there is no persuasive or objective evidence of change in economic value of the asset sold during the period of its ownership by Gemstar, there is no gain or loss from the disposal recorded through Gemstar’s income statement and the adjusted distribution asset value is recorded as part of the purchase price allocation of the TV Guide transaction for accounting purposes. As a result of this restatement, revenues in the Interactive Platform sector have decreased by $5.0 million, and pre-tax income has decreased by $4.1 million for the three months ended March 31, 2002.

•	During the three months ended March 31, 2002 and 2001, the Company recognized licensing revenues under expired license agreements with certain consumer electronic manufacturing licensees. The Company has determined that there is insufficient contemporaneous evidence of such licensees’ intent to pay to satisfy the collectibility criteria of SAB No. 101. Therefore, the revenues should be recorded in the periods that the related cash was received by the Company. As a result of this restatement, revenues and pre-tax income in the Technology and Licensing sector have decreased by $4.0 million and increased by $2.8 million for the three months ended March 31, 2002 and 2001, respectively.

•	During the three months ended March 31, 2002 and 2001, the Company recognized licensing revenues in connection with a license agreement under which the scope and application of certain terms were disputed and the licensee has not made any payments. The Company has determined that, due to insufficient evidence of intent to pay under SAB No. 101, these revenues should not be recognized. As a result of this restatement, revenues in the Technology and Licensing sector have decreased by $6.8 million for the three months ended March 31, 2002.

•	During the year ended March 31, 2000, the Company won a binding arbitration award against a cable set-top box manufacturer. The Company was awarded $58.0 million, which included damages of $16.0 million and recovery of legal and interest expenses of $11.0 million. The Company recognized $40.0 million in revenue during the year ended March 31, 2000, and an additional $6 million in revenue between April 1, 2000 and the October 2000 settlement described below. The Company has subsequently determined that its gain contingency under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” was realized upon the date of the binding arbitration ruling, with consideration of the other party’s ability to pay, and that an estimate of the entire award should be recognized as of such date and classified in the statement of operations in accordance with the award. As a result of this restatement, revenues and pre-tax income in the Technology and Licensing sector have decreased by $6.1 million and $14.1 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

In October 2000, the Company entered into an agreement to settle all other outstanding claims with the same cable set-top box manufacturer. The Company received a cash payment of $188.0 million, which included payment of the $58.0 million arbitration award described above. Of this amount, $117.5 million was recorded as a prepayment of a 10-year technology licensing agreement, $17.5 million was recorded as a prepayment of a commitment to advertise on the Company’s IPG platform, and $53.0 million was determined to be in payment for damages for the above-mentioned

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlement. The cash payment, to the extent not previously recognized as revenue, was recorded as deferred revenue on the settlement date. Of the $117.5 million licensing payment, an aggregate of $8.9 million and $16.9 million was recognized as licensing revenue for the three months ended March 31, 2002 and 2001, respectively. The Company has determined that the licensing revenue should be recognized based on a straight-line method over the 10-year term of the license for each period because the Company has continuing obligations under the contract. Of the $17.5 million advertising payment, $3.1 million and $2.9 million was recognized as revenue as the advertising was run for the three months ended March 31, 2002 and 2001, respectively. The Company has determined that the advertisement component and the licensing component were subject to multi-element accounting under SAB No. 101, and that the $17.5 million in advertising payments should be combined with the Technology and Licensing component and recognized as licensing revenue over the 10-year term of the license agreement. As a result of these restatements, revenues in the Technology and Licensing sector have decreased by $5.7 million and $13.6 million for the three months ended March 31, 2002 and 2001, respectively. In addition, revenues in the Interactive Platform sector have decreased by $3.1 million and $2.9 million for the three months ended March 31, 2002 and March 31, 2001, respectively. Pre-tax income decreased by $8.7 million and $16.6 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

•	In January 1998 and May 1999, the Company entered into eight-year and twenty-year license agreements with two customers, respectively, under which the Company received upfront license fees of $47.5 million in the aggregate. As of December 31, 2001, all of the pre-paid license fees had been recognized as revenue. The Company has determined that such license fees should have been recognized over the term of the agreements on a straight-line basis because of the Company’s continuing performance obligations under both agreements. As a result of this restatement, revenues in the Technology and Licensing sector have increased by $1.0 million in each of the three month periods ended March 31, 2002 and 2001.

•	During the three months ended March 31, 2001, the Company classified certain ad sharing payments to, and advertising purchases from, certain MSOs as expenses in the Interactive Platform sector. The Company has determined that these expenses should be classified as reductions in revenues in the Technology and Licensing sector in accordance with SAB No. 101, because the expenses constituted an essential element of the license fee paid by the MSO, and consequently the license fee was not fixed or determinable until the ad sharing payments and advertising purchases were made. As a result of this reclassification, expenses in the Interactive Platform sector have decreased by $5.1 million and $1.8 million for the three months ended March 31, 2002 and March 31, 2001, respectively, and revenues in the Technology and Licensing sector have decreased correspondingly.

•	In the quarter ended March 31, 2002, the Company made a commitment to pay an aggregate of $2.5 million per quarter in marketing expenses to a consumer electronics manufacturer during 2002 and 2003. The Company did not accrue any such expenses during the first quarter of 2002. The manufacturer agreed to purchase an aggregate of $2.5 million per quarter in IPG advertising from the Company during 2002 and 2003. During the first quarter of 2002, the Company recognized $2.5 million in IPG revenues. The Company has determined that the $2.5 million in marketing expenses paid by the Company should have been accrued and that, under Statement of Position (“SOP”) 97-2 and SAB No. 101 governing multiple-element arrangements, the IPG advertising revenues received by the Company should have been recorded as a reduction in such marketing expenses. As a result of this restatement, revenues in the Interactive Platform sector have decreased by $2.5 million in the three months ended March 31, 2002.

During the three months ended March 31, 2001, the Company recognized $2.2 million in IPG advertising revenue from the same manufacturer, and recognized an aggregate of $2.2 million in

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

marketing expenses which were paid by the Company to the manufacturer. Under SOP 97-2 and SAB No. 101 governing multiple-element arrangements, the Company has determined that the IPG advertising revenue should not be recognized and that such revenues should be recorded as a reduction in the marketing expenses paid by the Company to the manufacturer.

During the year ended December 31, 2001, the Company also purchased certain assets from the same manufacturer for a purchase price of $11.6 million. At the same time, the manufacturer agreed to purchase $6.8 million in IPG advertising, of which the Company recognized aggregate revenue of approximately $1.2 million for the three months ended March 31, 2002. The Company has determined that (i) the fair value of the assets acquired was $4.8 million and (ii) the IPG revenues should not be recognized in 2002 because the barter accounting criteria of EITF No. 99-17, “Accounting for Advertising Barter Transactions,” were not met. As a result of this restatement, revenues in the Interactive Platform sector have decreased by $1.2 million during the three months ended March 31, 2002.

•	During the three months ended March 31, 2001, the Company entered into a multi-year licensing agreement with a certain consumer electronics manufacturer, which also required the manufacturer to purchase IPG advertising over a four-year period. The Company, following guidance from SOP 97-2 and SAB No. 101, has determined that IPG advertising revenue should not be recognized and that such revenues should be recorded as a reduction in marketing expenses related to the licensing agreement. As a result, during the three months ended March 31, 2002, revenue in the Interactive Platform sector decreased by $0.3 million.

•	During the year ended December 31, 2001, the Company entered into a multiple element arrangement to pay an airline $2.1 million in commissions for the placement of SkyMall magazines and sold IPG advertising of $0.8 million. The Company has determined there was not a sufficient basis to record advertising revenue under SOP 97-2 and SAB No. 101 governing multiple element arrangements. As a result of this restatement, revenue and pre-tax income in the Interactive Platform sector for the three months ended March 31, 2002 decreased by $0.4 million.

    Expenses

•	In allocating the purchase price for the acquisition of TV Guide, the Company recorded approximately $12.6 million in deferred subscription acquisition costs related to TV Guide Magazine as an asset on the July 2000 purchase date. The Company deferred subscription acquisition costs in future periods and amortized such costs over a one year period. The Company has determined that such costs, did not meet the criteria for capitalization under SOP 93-7, “Reporting on Advertising Costs,” and should not have been capitalized. As a result of this restatement, the Company has (i) reversed the $12.6 million recorded on the opening balance sheet resulting in an increase to goodwill as of the acquisition date and (ii) written off advertising costs as incurred subsequent to that date. As a result, pre-tax income increased by $1.1 million and $1.7 million during the three months ended March 31, 2002 and 2001, respectively.

•	During the three months ended March 31, 2002, the Company recorded accruals of $0.5 million to fund future marketing initiatives. The Company has determined that there was no basis for recording the liability and no amounts had been paid. The Company has also determined that no expense should have been recorded and has reversed the $0.5 million accrued during the three months ended March 31, 2002.

•

During the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000, the Company capitalized patent prosecution costs and patent litigation costs. During the same periods, the Company recognized expenses relating to the amortization of patent prosecution costs and patent litigation costs. The Company has determined that it should not

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capitalize any patent prosecution or litigation costs and that such costs should be expensed as incurred. With respect to patent prosecution costs, the Company has determined that its underlying accounting records for patent prosecution costs were not sufficient to maintain accountability for the recorded assets or to make assessments relative to useful lives or potential impairment on individual patents or patent groups. With respect to patent litigation costs, the Company’s previous policy was to expense patent litigation costs as incurred. During the year ended March 31, 2000, the Company changed to a method to capitalize and amortize such costs over estimated useful lives, which constituted a discretionary change to a less preferable accounting method. The Company has expensed all such previously capitalized costs in the periods in which such costs were incurred. As a result of this restatement, operating expenses increased by $7.2 million and $4.1 million for the three months ended March 31, 2002 and 2001, respectively.

•	During the three months ended March 31, 2001, the Company accrued a liability for certain retailer promotion expenses. The Company has determined that there was insufficient substantiation for the amounts accrued and that the expenses should have been recorded at the time they were paid. As a result of this restatement, pre-tax income has increased by $1.0 million and $0.4 million for the three months ended March 31, 2002 and 2001, respectively.

    Stock Compensation

•	In January 1998, the Company granted options to purchase the Company’s common stock to its former CEO which were subject to stockholder approval. The approval was obtained in March 1998. On the date of stockholder approval, the market price of the underlying stock exceeded the exercise price of the options by approximately $25.0 million. The Company has determined, under APB No. 25, that the $25.0 million excess constituted unearned compensation expense as of the date of stockholder approval. As a result of this restatement, $0.2 million and $0.7 million in compensation expense has been recorded for the three months ended March 31, 2002 and 2001, respectively.

    Impairment of Goodwill and Other Intangible Assets

•	As part of the Company’s purchase price allocation for its TV Guide acquisition consummated on July 12, 2000, with the assistance of an outside valuation expert, the Company allocated the purchase price to the acquired net assets, including identifiable intangibles and goodwill. The Company has determined that restatements are required to reflect (i) certain of the restatements noted above that impact the values of the assets acquired and liabilities assumed in the acquisition, and (ii) adjustments to the methodology used to determine the fair value of certain identifiable intangible assets which decreased by $109.6 million as of the acquisition date. Accordingly, amortization expense increased by $10.2 million for the three months ended March 31, 2001.

    Other

•	During the nine months ended December 31, 2000, the Company recorded an account receivable relating to a loan to a third party in the amount of $3.4 million. In 2001, the Company recorded a reserve against the receivable. The Company has determined that there was sufficient evidence that the loan was impaired during the nine months ended December 31, 2000, and that the reserve should have been recorded at the time that the loan was impaired. As a result of the restatement, pre-tax income included in the Technology and Licensing sector has increased by $3.4 million during the three months ended March 31, 2001.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The Company has adjusted its income tax accounts to reflect appropriate amounts of its various tax liabilities, as well as to reflect the tax impacts of the restatement adjustments described in this footnote. As a result, the tax benefit has increased by $22.3 million and decreased $5.9 million for the three months ended March 31, 2002 and 2001, respectively.

•	During the year ended March 31, 2000, the Company expensed $2.0 million with respect to investment banking services rendered but not paid for, in connection with two transactions that closed during the year, which were accounted for as pooling of interests. In 2001, in connection with another acquisition accounted for as a purchase, the Company re-characterized these fees as a direct cost of the later acquisition. The Company has determined that no re-characterization should have occurred and has reversed the $2.0 million credit to income recorded in the year ended March 31, 2001 and reduced goodwill by the same amount, thereby decreasing pre-tax income by $2.0 million in the three months ended March 31, 2001.

•	The Company has determined that for the three months ended March 31, 2002 and 2001 and as of March 2002 and December 31, 2001, certain restatements should also be made for numerous other items that are individually not material to the periods presented. These items include certain adjustments to accruals, reserves and timing changes in the recording of transactions and are reflected in the Unaudited Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Unaudited Consolidated Financial Statements as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 and notes thereto have been restated to include the items described above. The following financial statement line items were impacted:

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Restated March 31, 2002	As Previously Reported March 31, 2002(1)	Restated December 31, 2001	As Previously Reported December 31, 2001(1)
Marketable securities	$17,422	$17,694	$41,940	$42,212
Receivables, net	291,835	260,593	278,947	285,076
Deferred tax assets	32,540	19,081	28,500	14,957
Other current assets	27,335	34,609	31,117	38,391
Total current assets	782,832	745,677	729,754	729,886
Property and equipment, net	80,630	82,552	86,070	87,950
Intangible assets, net	n/a	8,225,535	n/a	8,621,735
Goodwill	5,630,683	n/a	5,633,183	n/a
Indefinite-lived intangible assets	428,873	n/a	795,341	n/a
Finite-lived intangible assets, net	1,824,380	n/a	1,934,093	n/a
Marketable securities and other investments	101,113	107,159	102,025	107,569
Other assets	12,435	26,502	61,047	25,888
Total assets	8,860,946	9,187,425	9,341,513	9,573,028
Accounts payable and accrued expenses	176,129	290,791	172,378	285,761
Current portion of deferred revenue	244,421	245,286	254,824	261,420
Total current liabilities	490,287	605,814	489,403	609,382
Deferred tax liability	819,146	945,445	1,008,670	1,086,724
Deferred revenue, less current portion	186,722	98,885	192,746	109,507
Other liabilities	5,390	6,631	5,411	6,286
Additional paid-in capital	8,392,959	8,365,487	8,387,761	8,360,289
Accumulated deficit	(1,253,529)	(1,053,345)	(982,666)	(838,368)
Accumulated other comprehensive income, net of tax	25,695	24,232	25,011	24,101
Unearned compensation	n/a	n/a	(25,188)	(24,988)
Total stockholders’ equity	7,126,399	7,297,648	7,374,254	7,490,100
Total liabilities and stockholders’ equity	8,860,946	9,187,425	9,341,513	9,573,028

(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002. Some of these previous restatements have been further adjusted in the current restatements reflected above.
“n/a”	means the line item was not impacted by the restatement.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Restated Three Months Ended March 31, 2002	As Previously Reported Three Months Ended March 31, 2002(1)	Restated Three Months Ended March 31, 2001	As Previously Reported Three Months Ended March 31, 2001(1)
Revenues	$260,481	$290,608	$312,949	$322,973
Operating expenses, excluding stock compensation and depreciation and amortization	207,197	194,494	224,540	222,225
Stock compensation	17,126	16,925	9,810	9,145
Depreciation and amortization	106,275	116,475	238,041	238,568
Impairment of intangible assets	11,038	n/a	n/a	n/a
Operating loss	(70,117)	(37,286)	(159,442)	(146,965)
Interest expense	(1,497)	(2,624)	n/a	n/a
Other (expense) income, net	(8,466)	(8,255)	(5,440)	1,874
Loss before income taxes and cumulative effect of an accounting change	(91,118)	(48,165)	(176,433)	(156,642)
Income tax benefit	(43,480)	(21,225)	(15,360)	(21,280)
Loss before cumulative effect of an accounting change	(47,638)	(26,940)	(161,073)	(135,362)
Cumulative effect of an accounting change, net of tax	(223,225)	(187,767)	n/a	n/a
Net loss	(270,863)	(214,707)	(161,073)	(135,362)
Basic and diluted loss per share:
Loss before cumulative effect of an accounting change	(0.11)	(0.06)	(0.39)	(0.33)
Cumulative effect of an accounting change, net of tax	(0.54)	(0.45)	n/a	n/a
Net loss	(0.65)	(0.51)	(0.39)	(0.33)

(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002. Some of these previous restatements have been further adjusted in the current restatements reflected above.
“n/a”	means the line item was not impacted by the restatement.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Restated Three Months Ended March 31, 2002	As Previously Reported Three Months Ended March 31, 2002(1)	Restated Three Months Ended March 31, 2001	As Previously Reported Three Months Ended March 31, 2001(1)
Balance at beginning of period	$7,374,254	$7,490,100	$8,019,418	$8,025,240
Net loss	(270,863)	(214,707)	(161,073)	(135,362)
Other comprehensive income (loss)	684	131	(8,607)	(11,079)
Comprehensive loss	(270,179)	(214,576)	(169,680)	(146,441)
Other, principally shares issued pursuant to stock option plans, including tax benefit, and amortization of unearned compensation	n/a	n/a	14,284	13,619
Balance at end of period	7,126,199	7,297,648	7,864,022	7,892,418

(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002. Some of these previous restatements have been further adjusted in the current restatements reflected above.

“n/a” means the line item was not impacted by the restatement.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Restated Three Months Ended March 31, 2002	As Previously Reported Three Months Ended March 31, 2002(1)	Restated Three Months Ended March 31, 2001	As Previously Reported Three Months Ended March 31, 2001(1)
Cash flows from operating activities:
Net loss	$(270,863)	$(214,707)	$(161,073)	$(135,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of an accounting change, net of tax	223,225	187,767	n/a	n/a
Depreciation and amortization	106,275	116,475	238,041	238,568
Deferred income taxes	(47,350)	(34,567)	(35,671)	(52,070)
Stock compensation expense	17,126	16,925	9,810	9,145
Impairment of intangibles	11,038	n/a	n/a	n/a
Investment write down	5,455	4,578	8,818	2,000
Changes in operating assets and liabilities:
Receivables	38,115	24,483	26,548	31,421
Other assets	1,992	4,245	454	1,574
Accounts payable, accrued expenses and other liabilities	7,212	9,000	(7,160)	4,245
Deferred revenue	(15,760)	(27,107)	(12,232)	(26,097)
Net cash provided by operating activities	81,130	91,757	70,095	75,984
Cash flows from investing activities:
Additions to property, plant and equipment	n/a	n/a	(5,490)	(6,087)
Additions to intangible assets	n/a	(10,483)	n/a	(4,857)
Net cash provided by (used in) investing activities	17,785	7,302	(13,422)	(18,876)
Cash flows from financing activities:
Distributions to minority interests	(4,486)	(4,360)	n/a	n/a
Net cash used in financing activities	(34,444)	(34,588)	n/a	n/a
Net increase in cash and cash equivalents	n/a	n/a	33,646	34,081
Cash and cash equivalents at beginning of period	n/a	n/a	487,062	488,046
Cash and cash equivalents at end of period	n/a	n/a	520,708	522,127

(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002. Some of these previous restatements have been further adjusted in the current restatements reflected above.
“n/a”	means the line item was not impacted by the restatement.

(3)  Reclassification—Cooperative Advertising and Product Placement Costs (Restated)

In November 2001, the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 01-09, which is effective for periods commencing after December 31, 2001, clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor’s customers. As a result of the EITF consensus, certain of the Company’s cooperative advertising and product placement costs previously classified as operating expenses have been reflected as a reduction of revenues earned from that activity. Where applicable,

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts presented in prior periods have been reclassified to comply with the income statement classifications for the current period. Approximately $3.6 million of cooperative advertising and product placement costs previously classified as expenses have been reflected as a reduction of revenues in the income statement for the three months ended March 31, 2001.

(4)  Accounting Change—Goodwill and Intangible Assets (Restated)

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“Statement 142”) effective January 1, 2002. Under Statement 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment annually and any excess in carrying value over the estimated fair value is charged to results of operations. The previous method for determining impairment prescribed by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, utilized an undiscounted cash flow approach for the initial impairment assessment, while Statement 142 utilizes a fair value approach. The indefinite lived intangible asset impairment charge and the expected goodwill impairment charge discussed below are the result of the change in the accounting method for determining the impairment of goodwill and certain intangible assets.

In connection with the adoption of Statement 142, management has determined that certain of the Company’s trademarks and trade names and the Company’s publishing rights have indefinite useful lives. Pursuant to the transitional rules of Statement 142, management has performed an impairment test of these assets, which resulted in an impairment charge of $369.0 million ($223.2 million, net of tax). This charge has been recorded as the cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2002. The impairment charge represents the excess of the carrying amount of a trademark over its estimated fair value as determined by management, with the assistance of outside valuation experts, utilizing the relief from royalty valuation method. This method estimates the benefit to the Company resulting from owning rather than licensing the trademark.

Additionally, the Company has completed the first step of the transitional goodwill impairment test under Statement 142, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The amount of the impairment charge cannot be reliably determined at March 31, 2002 because the second step of the transitional impairment test has not been completed. The Company is required to complete the second step of the transitional impairment test by the end of the 2002 fiscal year. However, based on the analysis performed to date, management expects that the impairment charge will be approximately $5 billion. When recorded, this charge will also be reflected as the cumulative effect of an accounting change in the first quarter of 2002. The carrying value of goodwill at March 31, 2002 was $5.6 billion.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of Statement 142, the Company amortized goodwill and indefinite lived intangible assets over their estimated useful lives ranging from 5 to 40 years. Had the Company accounted for goodwill and indefinite lived intangible assets consistent with the provisions of Statement 142 in prior periods, the Company’s net loss would have been affected as follows (in thousands, except per share data):

	Restated Three Months Ended March 31,
	2002	2001
Reported loss before cumulative effect of an accounting change	$(47,638)	$(161,073)
Add back: Goodwill amortization	—	123,278
Add back: Indefinite lived intangible assets amortization, net of tax	—	4,187

Adjusted loss before cumulative effect of an accounting change	$(47,638)	$(33,608)

Basic and diluted loss per share before cumulative effect of an accounting change:
Reported	$(0.11)	$(0.39)
Add back: Goodwill amortization	—	0.30
Add back: Indefinite lived intangible assets amortization, net of tax	—	0.01

Adjusted basic and diluted loss per share before cumulative effect of an accounting change	$(0.11)	$(0.08)

Changes in the carrying amount of goodwill and intangible assets with indefinite lives for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

	Restated 2002			Restated 2001
	Goodwill	Trademark and Trade Name	Publishing Rights	Goodwill	Trademark and Trade Name	Publishing Rights
Balance at December 31	$5,633,183	$647,388	$147,953	$6,247,443	$662,165	$158,886
Current period additions and adjustments to preliminary purchase price allocation	(2,500)	2,500	(22,952)	275	—	—
Amortization expense	—	—	—	(123,278)	(4,187)	(2,733)
Transitional impairment charge	—	(346,016)	—	—	—	—

Balance at March 31	$5,630,683	$303,872	$125,001	$6,124,440	$657,978	$156,153

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the adoption of Statement 142, the Company reassessed the useful lives and residual values of its finite-lived intangible assets acquired in purchase business combinations and determined that no revisions were necessary. Intangible assets with finite lives at March 31, 2002 and December 31, 2001 are as follows (in thousands):

	Cost	Accumulated Amortization	Impairment Charge/Write Down	Net Balance	Amortization Period (Years)
March 31, 2002—Restated
Intangible assets with finite lives:
Contracts	$1,641,000	$(283,256)	—	$1,357,744	5-10
Customer lists	732,780	(376,631)	—	356,149	3-5
Patents	143,701	(23,489)	(11,038)	109,174	5-15
Other	2,000	(687)	—	1,313	5

Total finite-lived intangible assets	$2,519,481	$(684,063)	(11,038)	$1,824,380

December 31, 2001—Restated
Intangible assets with finite lives:
Contracts	$1,641,000	$(242,031)	—	$1,398,969	5-10
Customer lists	732,780	(321,504)	—	411,276	3-5
Patents	143,701	(21,266)	—	122,435	5-15
Other	2,000	(587)	—	1,413	5

Total finite-lived intangible assets	$2,519,481	$(585,388)	—	$1,934,093

Amortization expense was $98.7 million (restated) and $230.5 million for the three months ended March 31, 2002 and 2001, respectively. Estimated amortization expense (restated) for the remainder of 2002 and the succeeding five years is expected to be as follows: $295.0 million—2002 (remainder); $307.2 million—2003; $209.5 million—2004; $191.2 million—2005; $170.4 million—2006; and $170.4 million—2007.

(5)  Business Combinations (Restated)

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets:
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

The following pro forma financial information reflects the Company’s results of operations for the three months ended March 31, 2001 as though the SkyMall transaction had been completed as of January 1, 2001 (in thousands, except per share amounts):

	Restated Three Months Ended March 31,
	2002	2001
Revenues	$260,481	$320,441
Net loss	(270,863)	(180,856)
Basic and diluted loss per share	(0.65)	(0.44)

TV Guide Transaction

For the three months ended March 31, 2002, approximately $7.9 million ($7.4 million in third-party contract termination costs and $0.5 in separation costs) has been charged against the reserve for third-party contract termination and separation costs included in the purchase price allocation from the TV Guide Transaction. The reserve had an outstanding balance of $17.0 million at December 31, 2001. See the Company’s Annual Report on Form 10-K/A (amendment No. 3) for the year ended December 31, 2001 for a description of the transaction. The Company expects that the remaining reserve for third-party contract termination and separation costs of $9.1 million will be expended during 2002.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WGN Superstation Transaction

In April 2001, the Company sold the business that distributes the WGN Superstation signal for $106 million in cash. Concurrent with this transaction, the Company received a $100.0 million advertising commitment for the magazine and its other platforms from the acquirer pursuant to which the Company will be required to run advertising until 2007. The WGN Superstation signal was originally acquired in July 2000, as a part of the acquisition of TV Guide. Because the April 2001 transaction included the sale of assets and an advertising revenue commitment, this multiple element transaction was covered by both APB 16, “Business Combination”, and our revenue recognition policy on multiple element arrangements. As a result, $10.0 million has been ascribed to the magazine advertising element as the advertising is run, and the remainder of the value ($75.0 million on a discounted basis) has been ascribed to the book value of the assets sold and $15.0 million will be recognized as interest income over the six year contract term. As there is no persuasive or objective evidence of change in economic value of the assets sold during the period of their ownership by the Company, there is no gain or loss from the disposal recorded through the Company’s income statement and the adjusted distribution asset value is recorded as part of the purchase price allocation of the TV Guide transaction for accounting purposes. During the three months ended March 31, 2002 the Company has recorded $1.2 million of interest income. At March 31, 2002 the Company had a receivable related to this transaction of $63.4 million.

(6)  Receivables (Restated)

At March 31, 2002, approximately $98.6 million, or 34%, of the Company’s net receivables are due from five entities.

(7)  Credit Arrangements

The Company’s wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.9% at March 31, 2002) either at the banks’ prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide’s subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide’s ability to pay dividends to Gemstar tied to TV Guide’s leverage ratio. This restriction does not apply to Gemstar’s ability to pay dividends. As of March 31, 2002, TV Guide had available borrowing capacity under the six-year revolving credit facility of $161.4 million. Principal payments of $45 million in the remainder of 2002, $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings under both credit facilities at March 31, 2002 were $296.4 million. Outstanding letters of credit issued under the credit facilities at March 31, 2002 were $200,000.

The Company is a party to a loan guaranty to assist a printing services supplier in obtaining a line of credit and term loans with a bank. The maximum exposure to the Company created this guaranty is $10.0 million.

(8)  Legal Proceedings

The following is a description of lawsuits known to the Company that have been filed subsequent to the Company’s December 31, 2001 10-K filing and lawsuits that have undergone significant changes since that filing.

In April and May 2002, the Company and its principal executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company anticipates that the District Court will consolidate the fifteen lawsuits (and any subsequently filed lawsuits) into one case, and that following consolidation, a consolidated amended complaint will be filed. The Company intends to defend the actions vigorously.

In April and May 2002, the Company, along with its principal executive officers and directors, were also sued in four purported shareholder derivative actions. Three of these actions were filed in the Superior Court of the State of California for the County of Los Angeles and one action was filed in the Court of Chancery of the State of Delaware, County of New Castle. These purported derivative lawsuits allege various breaches of fiduciary duty and violations of the California Corporations Code based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The Company intends to defend the actions vigorously.

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

On May 3, 2000, a complaint was filed in the U.S. District Court for the Southern District of New York against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc. and a wholly owned subsidiary of the Company) and other parties by United Magazine Company, Inc. (“Unimag”) and related entities. The complaint alleges claims against Murdoch Magazines for violation of the Robinson-Patman Act, breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property and trade secrets, tortious destruction of business, breach of confidential relationship and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys’ fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution, Inc. as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Act. The Company filed a motion to dismiss all of the claims asserted against it. On May 1, 2001, the Court heard oral argument on the Company’s motion to dismiss, and an Opinion and Order was issued on May 31, 2001, dismissing all fifteen counts in Unimag’s Amended Complaint, most with prejudice and some with leave to replead. On June 21, 2001, Unimag and the other plaintiffs filed a Second Amended Complaint, in essence alleging violations of the Robinson-Patman Act, breach of fiduciary duties and confidential relationships by the national distributor defendants and Murdoch Magazines, along with tort and statutory claims. All defendants, including Murdoch Magazines, have filed motions to dismiss portions of the Second Amended Complaint. By

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Opinion and Order dated December 17, 2001, the Court granted the motions in part and denied them in part. The claims for breach of fiduciary duties and confidential relationships against the national distributor defendants and Murdoch Magazines were dismissed with prejudice. The Robinson-Patman claims remain, along with certain statutory claims. On February 4, 2002, the defendants, including Murdoch Magazines, filed their answers and counterclaims against plaintiffs. The counterclaims seek recovery of tens of millions of dollars owed by plaintiffs to the national distributors, including Murdoch Magazines, for unpaid invoices. On March 13, 2002, plaintiffs replied to the defendants’ answers and counterclaims and asserted a number of affirmative defenses and reply counterclaims that revived certain contractual and tort claims that the Court had previously dismissed. The defendants, including Murdoch Magazines, are moving to strike and dismiss these affirmative defenses and reply counterclaims. In the meantime, the Court has set a two-year discovery period to conclude by April 2004, and discovery has been proceeding.

In addition to the items listed above, the Company is a party to various legal actions, claims and proceedings incidental to its business.

(9)  Related Party Transactions

In connection with the acquisition of TV Guide in 2000, News Corporation became a stockholder of the Company. As of March 31, 2002, News Corporation directly and indirectly owns approximately 42% of the Company’s outstanding common stock and has the right to designate six directors on the Company’s board. The Company earned advertising revenues of $4.6 million and $7.4 million for the three months ended March 31, 2002 and 2001, respectively, from entities controlled by News Corporation. During those same periods, the Company acquired programming from News Corporation controlled entities of $1.7 million and $2.6 million, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corporation. As of March 31, 2002 and December 31, 2001, the Company had receivables due from News Corporation controlled entities totaling $1.6 million and $4.6 million, respectively, and payables due to News Corporation controlled entities totaling $521,000 and $302,000, respectively. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

Liberty Media Corporation (“Liberty Media”), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corporation. For the period January 1, 2001 to March 31, 2001, the Company purchased programming from Liberty Media controlled affiliates of $3.3 million. During the same period, the Company also sold video, program promotion and guide services of $5.0 million to AT&T Broadband and Internet Services (“BIS”) and its consolidated affiliates. In addition, during the same period, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $1.8 million. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

The Company has included in the amounts discussed above, transactions with News Corporation, BIS, and Liberty Media and all entities in which BIS, Liberty Media and News Corporation have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corporation own, directly or indirectly, 50% or less.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)  Segment Information (Restated)

The Company organizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company’s technologies include the video recording technology currently marketed under the VCR Plus+ system brand, interactive program guides marketed under the GUIDE Plus+ and TV Guide Interactive brands, and the electronic book technology currently marketed under the Gemstar eBook and other brands); the Interactive Platform Sector, which is responsible for advertising brand and e-commerce on the Company’s proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG Network (“TVG”), SkyMall catalog sales, Superstar/Netlink Group (“SNG”), UVTV, SpaceCom and other non-interactive platforms and media properties.

The Company’s reportable segments are strategic business units that offer different products and services and compete in different industries. The Company’s chief operating decision maker uses EBITDA (operating income before stock compensation expense and depreciation and amortization) to evaluate the performance of the three segments. Assets of the reportable segments are not relevant for management of the businesses.

Segment information for the three-month periods ended March 31, 2002 and 2001 is as follows (in thousands):

	Restated Three Months Ended March 31,
	2002	2001
Technology and Licensing Sector:
Revenues(4)	$38,188	$48,785
Operating Expenses(1)(4)	25,510	25,216

EBITDA(2)	$12,678	$23,569

Interactive Platform Sector:
Revenues	$9,059	$7,082
Operating Expenses(1)(3)	15,252	14,355

EBITDA(2)	$(6,193)	$(7,273)

Media and Services Sector:
Revenues(3)	$213,234	$257,082
Operating Expenses(1)(3)	166,435	184,969

EBITDA(2)	$46,799	$72,113

Consolidated:
Revenues(4)	$260,481	$312,949
Operating Expenses(1)(4)	207,197	224,540

EBITDA(2)	$53,284	$88,409

(1)	Operating expenses means operating expenses, excluding stock compensation expense, depreciation and amortization and impairment of intangible assets.
(2)

EBITDA means operating income (loss) before stock compensation, depreciation and amortization and impairment of intangible assets. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for as purchases are still amortized and such amortization is significant. Accordingly, the Company’s business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are presented in the condensed consolidated financial statements included in this report. Additionally, the Company’s calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

(3)	Commencing January 1, 2002, the operating costs of the media sales group have been allocated to the various business units based on advertising revenue dollars earned. Prior period results, which included media sales group commissions reported as revenues by the Media and Services Sector, have been reclassified to reflect such commission revenues as a reduction of expenses in the Media and Services Sector. Effective January 1, 2002, the Company revised its method of allocating corporate expenses to the business sectors concurrent with a reorganization of certain corporate functions.
(4)	The Company’s financial statements are presented in accordance with the guidance provided by EITF No. 01-09. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in decreases in both revenues and expenses of $3.6 million for the Technology and Licensing Sector.

(11)  Income Taxes (Restated)

The provision for income tax benefit as a percentage of loss before income taxes and cumulative effect of an accounting change was 48% for the three-month period ended March 31, 2002 compared to 9% for the same period in 2001. The net increase in the effective tax rate is primarily due to the change in the treatment of amortization of goodwill in accordance with Statement 142, which has no associated impact on the provision for income taxes.

(12)  Events Subsequent to Balance Sheet Date (Restated)

Management Restructuring

On November 7, 2002, the Company entered into various management restructuring agreements with Dr. Yuen and Ms Leung (the “Former Executives”). Dr. Yuen resigned from his duties as President and Chief Executive Officer, and Ms. Leung, as Co-President and Co-Chief Operating Officer and Chief Financial Officer, and both became non-executive officers of a new wholly owned international-focused business unit. The Former Executives terminated their existing employment agreements and replaced them with new five- and three-year employment agreements, respectively, which provide for annual salaries totaling $2.5 million and certain other benefits. Under Dr. Yuen’s new employment agreement, Dr. Yuen assigned all intellectual property related to the business of the Company that he previously developed. Dr. Yuen has the contractual right to serve as a non-executive chairman of the Board of Directors during the term of his employment agreement, and Ms. Leung currently serves as a non-executive member of the Board of Directors and has agreed to resign effective as of the end of her current term. In addition, Dr. Yuen entered into a Patent Rights Agreement granting the Company the option to acquire certain inventions of Dr. Yuen and requiring certain payments by the Company and other obligations more fully described below.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the above agreements, the Former Executives:

•	cancelled 20.2 million stock options, which represents all options granted after March 1998. In accordance with their 1998 employment agreements, their remaining 33.2 million options vested in full and became exercisable for their full remaining term. In 1998 a new measurement date occurred and no additional compensation expense was required for the vesting modification, however the extension modification resulted in a potential compensation charge of up to $34 million. Compensation expense is recognized only to the extent the individuals actually benefit from this modification and that amount would be charged as compensation expense over the remaining vesting period. As of December 31, 2002, the Company does not believe it is probable that the Former Executives will benefit from this modification and therefore have not recognized any compensation expense. The Company will continue to evaluate whether the Former Executives will benefit from this modification, which would occur should the Former Executives cease to be employees prior to the expiration of the 33.2 million options;

•	will be issued 7.9 million shares of restricted stock upon amendment to the Stock Incentive Plan (“SIP”), which requires shareholder approval to allow for issuance of restricted stock. If the approval is not obtained, the Company will issue stock units with similar terms and rights. Each share or unit will cliff-vest one-third annually beginning on November 7, 2003. The aggregate market value of the restricted stock was $31.2 million and consistent with the Company’s past policy is recorded as unearned compensation and charged to expense using the accelerated method over the vesting period. Stock compensation expense related to this award of $2.9 million was recognized during the year ended December 31, 2002;

•	may be reimbursed for potential tax consequences, as defined in an umbrella agreement, related to the delayed issuance of the restricted stock until shareholder approval is obtained. At December 31, 2002, this contingency is limited to $1.3 million and as the liability is not probable, no amount is accrued for this contingent liability as of this date;

•	will be granted an aggregate of 8.7 million options on certain dates after May 7, 2003 at the market price on the date of grant. Once granted, the options will vest one-third on the date of grant, one-third on the first anniversary and one-third on the second anniversary, except for 0.2 million options which vest on the grant date and except for 333,333 options for Ms. Leung which will be granted on November 7, 2004 and will vest one-third on the date of grant and two-thirds on the first anniversary of such grant; and

•	will be paid an aggregate termination fee of $29.4 million and accrued and unpaid salary, bonus and vacation totaling $8.2 million, of which $0.5 million was paid out through December 31, 2002 in accordance with the agreement. The Company has deposited $37.1 million into a segregated interest bearing account (identified as Restricted Cash on the consolidated balance sheet as of December 31, 2002) equal to the sum of the termination fee, unpaid salaries, bonuses and vacation. These funds will remain the property of the Company until the earlier of May 6, 2003 or an agreement between the SEC and the Former Executives.

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

Pursuant to the Patent Rights Agreement, the Company has the option to acquire certain of Dr. Yuen’s inventions during the period commencing upon the expiration (November 7, 2007) or earlier termination of his employment agreement and ending on November 7, 2009. The Company agreed to grant the Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not compete with

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company within the fields of interactive program guides and interactive televisions. In addition to a standard purchase amount for each invention acquired by the Company, the Dr. Yuen will receive (i) annual compensation of $0.2 million, (ii) an acquisition fee of $0.3 million for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the patent rights agreement from the sale of specified products and services with a guaranteed minimum of $1.3 million and a maximum of $2.8 million annually and (iv) 200,000 stock options per year at the market price on the date of grant during the term of this agreement.

Securities and Exchange Commission Investigation

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

Significant Patent Litigation Rulings

On June 21, 2002, an Administrative Law Judge issued a Final Initial Determination in a United States International Trade Commission (“ITC”) proceeding denying the Company’s request for an exclusionary order to prevent further importation of certain set-top boxes containing interactive program guides which the Company believes infringe some of its patents. The ITC determined not to review this decision on August 29, 2002. On October 25, 2002, the Company filed a notice of appeal of the ITC determination to the United States Court of Appeals for the Federal Circuit. On March 6, 2003, the Company filed its opening appellate brief to the Federal Circuit.

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

The Company is a party to certain proceedings consolidated in the United States District Court for the Northern District of Georgia by the Judicial Panel on Multi-District Litigation (“MDL”) against Scientific-

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Atlanta Inc. (“SA”) and Pioneer Digital Technologies, Inc. (“Pioneer”), among other parties and involving several patents. On August 30, 2002, the Company received an order from that Court finding that two of the patents involved in these cases were not infringed by certain digital set-top box products produced by Scientific-Atlanta and Pioneer. On November 4, 2002, the Court ruled that the remaining SA and Pioneer products at issue in this proceeding were not infringed by the two patents that were the subject of the August 30th ruling. The Company intends to seek review of these decisions at the appropriate juncture.

The MDL proceedings also involve three patents which were involved in the SuperGuide Case. The non-infringement rulings on July 2, 2002 and July 25, 2002 were based in part on a previous ruling of that Court interpreting the scope of the patents at issue. On October 25, 2002, the Georgia Court hearing the MDL cases ruled that it was obligated to accept the North Carolina Court’s ruling on the scope of the patents at issue without deciding whether the underlying ruling was correct as a matter of law. The Georgia Court has not ruled on SA infringement of these three patents under this interpretation.

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

Under Statement 142, in addition to an annual test, goodwill and indefinite-lived intangible assets must be tested on an interim basis if there are indicators of impairment. During the second quarter of 2002, an unfavorable ruling in a proceeding before the United States International Trade Commission (“ITC”) (see Note 13), coupled with a sustained decline in the Company’s market capitalization, triggered an interim assessment by the Company to determine whether the fair value of certain of its assets, goodwill and indefinite-lived intangible assets may be less than their carrying values as of June 30, 2002. The Company, with the assistance of a third-party valuation expert, estimated the fair values of the Company’s indefinite-lived intangible assets and certain reporting units as of June 30, 2002. As a result, the Company recorded impairment charges of $206.8 million and $27.0 million ($16.3 million, net of tax) to goodwill and trademark, respectively. In addition, the same events which occurred in the second quarter of 2002 caused the Company to impair certain of its finite-lived intangibles that are covered by Statement 144, “Impairment of Long-Lived Assets”. The Company estimated the undiscounted future net cash flows to be generated by these finite-lived intangible assets to be less than their carrying amount of $1.4 billion. The cash flow projections related to these finite-lived intangible assets as of December 31, 2002 reflected certain anticipated changes in the Company’s advertising delivery mechanism on TV Guide Interactive and anticipated consolidation in the cable television industry. The Company, with the assistance of a third party valuation expert, then estimated the fair value of these finite-lived intangible assets at $250.7 million using the traditional approach under Statement 144 as a measure of fair value. This resulted in a pre-tax impairment loss of $1.2 billion.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with Statement 142, the Company completed its first annual goodwill impairment test as of October 31, 2002 for all of its reporting units. With the assistance of a third party valuation expert, the Company estimated the fair values of goodwill and indefinite lived intangible assets and certain reporting units and concluded that various reporting units had incurred additional impairments over and above the previously discussed and disclosed impairments recorded upon the initial adoption of this standard and at the June 30, 2002 interim date. The primary cause of the impairment related to the unfavorable ruling by the U.S. International Trade Commission regarding its patent infringement litigation, poor operating results from the interactive program guide launch in the first quarter, and secured by management changes during the quarter.

Other Legal Proceedings

In addition to the significant patent litigation rulings described above, there have been certain other material developments in legal proceedings to which the Company is a party:

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

On January 18, 2000, the StarSight filed a patent infringement action against TiVo Inc. (“TiVo”) in the U.S. District Court for the Northern District of California. The suit claims, among other matters, that TiVo willfully infringed certain StarSight intellectual property by virtue of TiVo’s deployment, marketing, offers to sell and sale of personalized video recorder devices containing an unlicensed interactive program guide. StarSight is seeking an injunction and monetary damages. On February 25, 2000, TiVo answered StarSight’s Complaint, and also filed counterclaims against the Company and StarSight alleging, among others, that the Company has violated federal antitrust law and the California unfair business practices act. In its counterclaims, TiVo seeks, among other relief, damages and an injunction. On August 5, 2002, the Court entered a stipulation at the parties’ request to stay the proceeding pending resolution of the investigation before the ITC, described above, and the Court has accepted that agreement. After the resolution of any and all appeals stemming from the ITC investigation, we expect the Court will be notified of this fact and expect the case to be re-activated at that point.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determine whether to certify the proposed settlement class, whether the proposed settlement is fair and reasonable and whether a final judgment should be entered dismissing the action as to class members.

On November 17, 2000, Pioneer filed suit against the Company and various of its subsidiaries in Los Angeles County Superior Court. On January 12, 2001, Pioneer filed its first amended complaint which claims, among other matters, that the Company and certain of its subsidiaries have violated state antitrust and unfair competition laws. Pioneer is seeking damages and injunctive relief against the Company. The parties are in pretrial proceedings. Trial in this matter is currently scheduled to begin on September 8, 2003.

On December 29, 2000, Gemstar International Group Limited., Barnes & Noble, Inc. and Thomson Electronics were named as defendants in an action for patent infringement related to e-book technology that was brought by Jennifer Landau, an individual. The Company was served in this action in May 2001. This action, captioned Jennifer Landau v. Barnes & Noble, et al., USDC Case No. C-00-593-B, was pending in the U.S. District Court for the District of New Hampshire. In May 2002, Ms. Landau voluntarily dismissed this action with prejudice, and there are no longer any claims pending against the Company or any other parties to this litigation.

On November 2, 2001, Thomson sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In an amended complaint, Thomson also added a claim for antitrust violations under federal and state law. On April 22, 2002, Thomson also filed a tag-along notice with the Judicial Panel for Multi-District Litigation (the ”MDL Panel”) requesting that this entire action be transferred to Georgia for coordinated pretrial proceedings with the MDL proceedings discussed in the Company’s Form 10-K for the period ended December 31, 2001. On June 3, 2002, the MDL Panel issued a Conditional Transfer Order and Simultaneous Separation and Remand of Certain Claims conditionally transferring Thomson’s antitrust claims to Georgia, but separating and remanding the balance of the claims in this case to Delaware. In response, Thomson filed a motion with the MDL Panel to transfer the entire case to Georgia. On October 16, 2002, the MDL Panel issued an Order of Transfer and Simultaneous Separation and Remand of Certain Claims in which it denied Thomson’s motion to transfer the entire case to Georgia. In so ruling, the MDL Panel adopted its decision in the June 3, 2002 Conditional Transfer Order and transferred Thomson’s antitrust claims to Georgia, but separated and remanded the balance of the claims in this case to Delaware. On November 21, 2002, the Company filed its answer and asserted causes of action against PMC for declaratory judgment and breach of contract. The parties are in pretrial proceedings

On November 30, 2001, Thomson initiated an arbitration with the American Arbitration Association against the Company. The Statement of Claims filed by Thomson alleges that the Company has breached certain obligations under a group of agreements signed by the parties as of December 31, 1999 relating to a joint venture between the parties for revenue sharing of advertising on electronic programming guides. On January 7, 2002, the Company filed an Answering Statement and Counterclaim denying all allegations of the claims filed by Thomson and asserting counterclaims against Thomson and Thomson S.A. alleging, among other things, that Thomson S.A. had breached certain of its obligations under one of the agreements signed by the parties as of December 31, 1999 relating to the introduction of electronic programming guides in Europe. In May 2002, the Company signed a Letter of Intent with Thomson, and the arbitration was stayed pending the execution of a definitive agreement. The arbitration was later dismissed without prejudice by the American Arbitration Association.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 22, 2002, Scientific-Atlanta, Inc. (“SA”) filed an adversary complaint in the United States Bankruptcy Court for the Northern District of California. The Complaint alleged that by seeking to acquire certain assets (including certain patents) owned by DIVA Systems Corporation (“DIVA”), the Company would be in violation of a federal antitrust statute, Clayton Act §7, 15 U.S.C. § 18. DIVA currently is a debtor-in-possession pursuant to Chapter 11 of the bankruptcy code. Also on August 22, 2002, SA filed a tag along notice with the MDL Panel, seeking to have its complaint concerning the acquisition of DIVA assets transferred to the U.S. District Court for the Northern District of Georgia, the Court overseeing the cases subject to the MDL Transfer Order described above. On October 2, 2002, the Bankruptcy Court dismissed SA’s adversary complaint. Shortly thereafter, SA notified the MDL Panel that the Bankruptcy Court had dismissed its adversary complaint.

On September 6, 2002, TV Guide Distribution, Inc. (“TV Guide Distribution”), together with six other plaintiffs comprising national distributors of magazines, filed an action entitled TV Guide Distribution, Inc. et. al. v. Ronald E. Scherer et al., in the Court of Common Pleas, Franklin County, Ohio (Case No. 02CVH099891). The complaint named more than thirty defendants, made up of principals and shareholders of United Magazine Company, Inc. (“Unimag”) and their affiliates, regional wholesalers of magazines that went out of business in September 1999, leaving more than $100 million of outstanding receivables due and owing to the national distributor plaintiffs. The complaint alleges that defendants engaged in a course of conduct that violated Ohio statutes prohibiting fraudulent conveyances and other unlawful payments designed to hinder, delay or defraud TV Guide Distribution and the other plaintiffs, Unimag’s creditors. (Unimag is not a party to the action.) Defendants have moved to dismiss the Complaint on various grounds. The Court issued an Amended Case Schedule on January 30, 2003, setting forth some key dates, including a trial date of September 7, 2004.

On November 6, 2002, SA and PowerTV, Inc. (“Power TV”) filed a counterclaim against the Company in a case captioned Personalized Media Communications L.L.C. v. Scientific-Atlanta, Inc., and PowerTV, Inc., United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 02-CV-824 (CAP). At that time, SA and Power TV asserted declaratory relief claims against the Gemstar parties seeking a declaration of noninfringement, invalidity and unenforceability of certain patents as to which the Company is a licensee. On November 6, 2002, SA and Power TV also filed a motion with the MDL Panel to transfer this action to Delaware for consolidation of pretrial proceedings with the Pegasus Development Corporation, et al. v. DirecTV, Inc., et al. matter discussed above. On February 21, 2003, the Company answered SA’s and Power TV’s counterclaims and asserted causes of action against PMC for declaratory relief and breach of contract. The MDL Panel has yet to rule on SA’s and Power TV’s motion to transfer this matter to Delaware.

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

Securities and Derivative Litigation

In April and May 2002, the Company and certain of its executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934 (the “1934 Act”) and the Securities Act of 1933 (the “1933 Act”). Also named in several of the complaints is The News Corporation Limited (“News Corporation”), a shareholder of the Company. The complaints name some or all of the same parties as defendants, and purport to state claims on behalf of all persons who purchased the Company’s common stock during various periods, the broadest of which is August 11, 1999 through April 4, 2002. More particularly, the alleged claims are brought under Sections 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5. The essence of

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the allegations is that the defendants allegedly intentionally failed to properly account for revenue accrued from SA; failed to properly account for a non-monetary transaction, pursuant to which intellectual property rights were obtained, in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with the Company’s acquisition of TV Guide, Inc. Plaintiffs allege that this had the effect of materially overstating the Company’s reported financial results. Pursuant to the parties’ stipulation, the District Court has consolidated all of the lawsuits (and any subsequently filed lawsuits) into one case known as In re Gemstar-TV Guide International Securities Litigation, Master File No. 02-2775, NM (PLAx) (C.D. Cal.) Several groups of plaintiffs and their counsel filed motions to be appointed lead plaintiff and lead plaintiff’s counsel. Pursuant to an amended order dated August 9, 2002, the Court appointed the Teachers Retirement System of Louisiana and the General Retirement System of the City of Detroit as co-lead plaintiffs, and appointed Bernstein, Litowitz, Berger & Grossman, L.L.P., as lead plaintiffs’ counsel. The Georgica Advisors plaintiff group has filed a petition with the United States Court of Appeals for the Ninth Circuit seeking a writ mandating that the district court reverse the lead plaintiff determination. The Ninth Circuit has determined that the Georgica Advisors petition warrants a response and has directed the current co-lead plaintiffs to file a response by March 31, 2003. The current co-lead plaintiffs filed an amended, consolidated complaint on December 12, 2002, naming the Company, Henry Yuen and Elsie Leung as defendants. The consolidated complaint alleges claims under the federal securities laws. The Company’s response to the complaint is currently due on May 2, 2003. The Company intends to defend these actions vigorously.

In addition, an Oklahoma limited partnership filed a lawsuit in the United States District Court for the Northern District of Oklahoma on October 7, 2002 against the Company, Dr. Yuen, Ms. Leung and KPMG, LLP, based on the same core allegations and purported causes of action alleged in the consolidated class action. The Company has not yet been served with this action. In January 2003, the Company was served with a complaint brought by the Investment Division of the State of New Jersey in California Superior Court against the Company, Dr. Yuen and Ms. Leung, alleging violations of federal securities laws, state corporations laws including California Business and Professions Code §§ 17200 et seq, and common law torts. The Company’s response to this complaint is currently due on April 7, 2003.

In April and May 2002, the Company, along with its directors and several of its executive officers, were also sued in four purported shareholder derivative actions. Three of these actions were filed in the Superior Court of the State of California for the County of Los Angeles and one action was filed in the Court of Chancery of the State of Delaware, County of New Castle. These purported derivative lawsuits allege various breaches of fiduciary duty and violations of the California Corporation Code based upon the same general set of alleged facts and circumstances as the federal shareholder suits. Pursuant to the parties’ stipulation, the California actions have been consolidated into one case before a single judge. Plaintiffs are required to file their consolidated amended complaint by late December 2002. On October 31, 2002, the Company was served with another purported shareholder derivative action, this one in the United States District Court for the Central District of California, based upon the same general set of alleged facts and circumstances. Pursuant to the parties’ stipulation and court order, no response is due to the federal derivative complaint until 30 days after a Ruling on any motion to dismiss in the federal shareholder class action described above. The Company intends to defend the actions vigorously.

The Company intends to defend all of its pending shareholder and derivative litigation vigorously. Because of the preliminary nature of all these proceedings and the uncertainty of litigation, the Company is unable to predict at this time the likely outcome of the litigation or estimate its liability, if any, with regard to these cases. However, the Company may be required to pay judgments or settlements and incur expenses in these matters in aggregate amounts that could have a material adverse effect on our financial position or results of operations.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DIVA Transaction

On May 22, 2002, the Company entered into an Asset Purchase Agreement with DIVA, a provider of server-based technology and software systems for cable television, to acquire substantially all of its assets as part of a bankruptcy proceeding for approximately $40 million. The transaction was not completed. The Company is currently engaged in litigation over the Asset Purchase Agreement related to the DIVA transaction. The Company believes that it is probable that it will incur a liability in connection with the Asset Purchase Agreement.

Department of Justice Settlement

On February 6, 2003, the United States Department of Justice (“DOJ”) filed a complaint against the Company relating to the DOJ’s belief that the Company engaged in unlawful coordination of activities prior to the merger between the Company’s predecessor, Gemstar International Group Limited, and TV Guide on July 12, 2000. Simultaneously, the Company and the DOJ entered into a settlement with regard to this matter. This settlement included a stipulated final judgment, but did not include an admission of wrongdoing by the Company. Also as part of the settlement, the Company has agreed to pay the government a civil penalty in the amount of $5.7 million. The Company has also agreed to implement an antitrust compliance program and to refrain from prohibited pre-merger conduct in the future. In addition, the Company has agreed to offer eight small service providers that entered into interactive program guide agreements with TV Guide between June 10, 1999 and July 12, 2000 the option to terminate those agreements without penalty. The settlement is expected to become final after a 60-day public comment period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, all applicable financial information has been restated to include the effects of the restatements described in Note 2 to the Unaudited Condensed Consolidated Financial Statements referred to above.

Results of Operations

The Company completed several transactions during 2001 that affect the comparability of the results of operations:

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

	Restated Three Months Ended March 31,
	2002(1)	2001(3)
Statement of Operations Data:
Revenues	$260,481	$312,949
Operating expenses:
Operating expenses, excluding stock compensation and depreciation and amortization	207,197	224,540
Stock compensation	17,126	9,810
Depreciation and amortization	106,275	238,041
Impairment of intangible assets	11,038

	341,636	472,391

Operating loss	(81,155)	(159,442)
Interest expense	(1,497)	(11,551)
Other (expense) income, net	(8,466)	(5,440)

Loss before income taxes and cumulative effect of an accounting change	(91,118)	(176,433)
Income tax benefit	(43,480)	(15,360)

Loss before cumulative effect of an accounting change	(47,638)	(161,073)
Cumulative effect of an accounting change, net of tax	(223,225)	—

Net loss	$(270,863)	$(161,073)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$81,130	$70,095
Investing activities	17,785	(13,422)
Financing activities	(34,444)	(22,804)
EBITDA(2)	53,284	88,409

(1)

Effective July 18, 2001, the Company’s consolidated operating results include the operating results of SkyMall. SkyMall was acquired in a transaction accounted for as a purchase. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold.
(2)	EBITDA means operating income (loss) before stock compensation, depreciation and amortization and impairment of intangible assets. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company’s business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are presented in the Unaudited Condensed Consolidated Financial Statements included in this report. Additionally, the Company’s calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
(3)	The Company’s financial statements are presented in accordance with the guidance provided by EITF No. 01-09. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in a reduction of $3.6 million in both revenues and expenses for the Technology and Licensing Sector for the three months ended March 31, 2001.

Consolidated Results of Operations

Revenues for the three months ended March 31, 2002 were $260.5 million, a decrease of $52.5 million, or 17%, compared to the same period in 2001. The decrease in revenues is due primarily to revenue reductions in the Media and Services Sector, where TV Guide Magazine revenues decreased $29.5 million primarily attributable to declines in newsstand and subscription revenues and SNG C-band and UVTV subscriber revenues decreased $11.9 million and $8.6 million, respectively, due to continued declines in C-band subscribers. In addition, revenues in the Technology and Licensing Sector decreased $10.6 million due to a decline in the number of units shipped by set-top box manufacturers and a decline in VCR+ units sold. The revenue decreases were offset in part by $10.6 million of revenue attributable to SkyMall, which was acquired in July 2001 and did not impact the comparable period in 2001.

Subscription revenues relating to the Company’s SNG C-band business continued to decline in 2002, as customers switched to cable or broadcast satellite services. These conversions have been accelerated due to the Company’s marketing alliance agreement with Echostar to convert our C-band customers to Echostar’s DISH Network service.

The Company’s advertising revenues for the three months ended March 31, 2002 aggregated $53.5 million compared to $67.8 million for the same quarter in the prior year. The general weakness in the advertising market, combined with declining paid circulation at TV Guide Magazine, continue to impact the Company’s advertising revenues.

Operating expenses, excluding stock compensation and depreciation and amortization, were $207.2 million for the quarter ended March 31, 2002, a decrease of $17.3 million when compared to the same period in the prior year. The decrease in operating expenses was primarily due to reduced expenses in the Media and Services Sector with decreased paper, postage and printing costs associated with TV Guide Magazine and reduced programming costs for SNG and the results of general cost controls in effect throughout the Company, offset in part by $12.5 million of expenses attributable to SkyMall, which was acquired in July 2001 and did not impact the comparable period in 2001.

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

Depreciation and amortization during the first quarter of 2002 was $106.3 million, a decrease of $131.8 million compared to the same period in 2001. The decrease in depreciation and amortization for the three-month period was primarily a result of the adoption of the provisions of Statement 142, which became effective January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. See Note 4 to the Unaudited Condensed Consolidated Financial Statements. Other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant.

Impairment of intangible assets of $11.0 million for the three months ended March 31, 2002 represents a write-down of the carrying value of finite-lived intangible assets to their fair values based on analyses performed as of January 1, 2002.

Interest expense was $1.5 million for the three months ended March 31, 2002 compared to $11.6 million for the same period in 2001. The decrease in interest expense during the three-month period was attributable to lower debt levels coupled with lower interest rates.

Other expense, net was $8.5 million for the three months ended March 31, 2002 compared to $5.4 million for the same period in 2001. The increase in other expense, net was due primarily to a $4.6 million write-down of certain marketable securities held by one of the Company’s equity-method investees as well as lower interest rates earned on invested cash in 2002 compared with 2001.

The provision for income tax benefit as a percentage of loss before income taxes and cumulative effect of an accounting change was 48% for the three-month period ended March 31, 2002 compared to 9% for the same period in 2001. The net increase in the effective tax rate is primarily due to the change in the treatment of amortization of goodwill in accordance with Statement 142, which has no associated impact on the provision for income taxes. In addition, the overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company’s future tax expense as a percentage of income before income taxes may vary from period to period.

The cumulative effect of an accounting change results from the Company’s adoption of Statement 142 effective January 1, 2002. The Company is required to test goodwill and any intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of Statement 142 and report any transitional impairment loss as the cumulative effect of a change in accounting principle in the Company’s Unaudited Condensed Consolidated Statement of Operations for the quarter ended March 31, 2002. The transitional impairment loss for indefinite lived intangible assets from application of these new rules was $369.0 million ($223.2 million, net of tax). Additionally, the Company has completed the first step of the transitional goodwill impairment test under Statement 142, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The amount of the impairment charge cannot be reliably determined at March 31, 2002 because the second step of the transitional impairment test has not been completed. The Company is required to complete the second step of the transitional impairment test by the end of the 2002 fiscal year. However, based on the analysis performed to date, management expects that the impairment charge will be approximately $5 billion. When recorded, the charge will be reflected as the cumulative effect of an accounting change in the first quarter of 2002. The carrying value of goodwill at March 31, 2002 was $5.6 billion.

Sector Results of Operations

The Company categorizes its businesses into three principal business sectors: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company’s technology includes VCR Plus+, the IPGs marketed under brands such as GUIDE Plus+ and TV Guide Interactive brands and eBook); the Interactive Platform Sector, which derives recurring income from advertising, interactive services and e-commerce on the Company’s proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG, SkyMall catalog sales, SNG and other non-interactive platforms and media properties. The Company’s business sectors represent strategic business units that offer different products and services and compete in different industries.

	Restated Three Months Ended March 31,
	2002	2001
Technology and Licensing Sector:
Revenues(4)	$38,188	$48,785
Operating Expenses(1)(4)	25,510	25,216

EBITDA(2)	$12,678	$23,569

Interactive Platform Sector:
Revenues	$9,059	$7,082
Operating Expenses(1)(3)	15,252	14,355

EBITDA(2)	$(6,193)	$(7,273)

Media and Services Sector:
Revenues(3)	$213,234	$257,082
Operating Expenses(1)(3)	166,435	184,969

EBITDA(2)	$46,799	$72,113

Consolidated:
Revenues(4)	$260,481	$312,949
Operating Expenses(1)(4)	207,197	224,540

EBITDA(2)	$53,284	$88,409

(1)	Operating expenses means operating expenses, excluding stock compensation expense, depreciation and amortization and impairment of intangible assets.
(2)	EBITDA means operating (loss) income before stock compensation, depreciation and amortization and impairment of intangible assets. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company’s business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are presented in the Unaudited Condensed Consolidated Financial Statements included in this report. Additionally, the Company’s calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

(3)	Commencing January 1, 2002, the operating costs of the media sales group have been allocated to the various business units based on advertising revenue dollars earned. Prior period results, which included media sales group commissions reported as revenues by the Media and Services Sector have been reclassified to reflect such commission revenues as a reduction of expenses in the Media and Services Sector. Effective January 1, 2002, the Company revised its method of allocating corporate expenses to the business sectors concurrent with a reorganization of certain corporate functions.
(4)	The Company’s financial statements are presented in accordance with the guidance provided by EITF No. 01-09. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in decreases in both revenues and expenses of $3.6 million for the Technology and Licensing Sector.

The following discussion of each of the Company’s segments is based on the unaudited financial information provided above.

Technology and Licensing Sector

The Technology and Licensing Sector is responsible for the development, licensing and protection of intellectual property and proprietary technologies. Revenues in this Sector are comprised of license fees paid by third-party licensees for the Company’s proprietary technologies and patents primarily related to video recording, IPGs and electronic books. The Company’s licensing activities cover multiple industries including consumer electronics, cable, satellite, Internet appliances, personal computers, and publications worldwide. Sector operations include research and development, and the creation, protection and licensing of patents and proprietary technologies.

For the three months ended March 31, 2002, revenues for the Technology and Licensing Sector were $38.2 million when compared to $48.8 million for the same period in 2001. The $10.6 million decrease in revenues is primarily attributable to a decline in the number of units shipped by set-top box manufacturers and a decline in VCR+ units sold.

In October 2000, the Company received $188.0 million in cash from a set-top box manufacturer to settle outstanding arbitration and litigation proceedings. Of the $188.0 million cash received, approximately $117.5 million was in prepayment of a 10-year technology licensing agreement. This prepayment is being amortized straight line into income over the term of the license. Revenues in the Technology and Licensing sector for each of the three-month periods ended March 31, 2002 and 2001 include $3.2 million recognized in connection with the agreement. At March 31, 2002, $103.7 million remained to be recognized over the remaining term of the agreement.

The Company has also instituted legal proceedings in federal district court against Scientific-Atlanta to recover damages for infringing on the Company’s patents, including but not limited to patents which were included in the expired Scientific-Atlanta agreement. In the same and in parallel legal proceedings, the Company additionally sued EchoStar Communications, SCI Systems and Pioneer Corporation for infringing the same groups of patents. The Company did not recognize any revenue from these additional defendants in light of the fact that there was no arrangement in place within the meaning of SAB 101 with these other defendants.

Expenses in this sector for the three months ended March 31, 2002 were $25.5 million, relatively unchanged when compared to $25.2 million for the same period in 2001.

Management believes that due to increasing fragmentation in the providers of digital cable applications, our costs of integrating our IPG technology with all of these providers has and will continue to increase. Moreover, because the IPG industry has become increasingly competitive, the Company believes that it will need to continue to invest significantly in its products and services to maintain its competitive position.

Interactive Platform Sector

The Interactive Platform Sector is responsible for and derives recurring revenues from advertising and electronic commerce on our interactive platforms and interactive wagering relating to TVG Network. Interactive Platform Sector activities include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms, media research, and the trafficking, tracking and billing of advertising. The Company’s IPG platform currently is comprised of television sets incorporating the Gemstar GUIDE Plus+ IPG and digital cable set-top boxes incorporating the TV Guide Interactive IPGs and the new TV Guide On-Screen IPG brand, as well as the on-line website www.tvguide.com. The electronic commerce conducted on our www.skymall.com and www.tvguide.com websites is also included in the Interactive Platform Sector.

For the three months ended March 31, 2002, revenues for the Interactive Platform Sector were $9.1 million compared to $7.1 million for the same period in 2001, an increase of 28%. The increase is primarily attributable to the addition of SkyMall revenues of $3.9 million for which there was no revenue in the comparable period due SkyMall being acquired by the Company in July 2001, partially offset by a $2.5 million decrease in revenues from the online website due to the expiration of an advertising contract.

Expenses for this sector were $15.3 million for the first quarter ended March 31, 2002, relatively unchanged compared to $14.4 million for the same period in 2001 due to a $2.3 million reduction of eBook expenses due to the results of cost controls implemented during the period offset by $2.9 million of expenses attributable to SkyMall, which was acquired in July 2001 and did not impact the comparable period.

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

For the three months ended March 31, 2002, revenues for the Media and Services Sector were $213.2 million compared to $257.1 million in the same period in 2001. Revenues in this sector decreased by $43.9 million, primarily due to decreased revenues earned by TV Guide Magazine and SNG. Additionally, UVTV revenues decreased $8.6 million due to an overall decline in the C-band business and the sale of the business that distributes the WGN superstation in April 2001, offset in part by $6.7 million of revenues attributable to SkyMall, which was acquired in July 2001, and did not impact the prior period. The following table shows the breakdown of the revenues in the Media and Services Sector by revenue source (in thousands):

	Restated
	Quarter Ended March 31, 2002	Quarter Ended March 31, 2001	Increase (Decrease)
TV Guide Magazine	$109,815	$139,315	$(29,500)
SNG	63,353	75,236	(11,883)
TV Guide Channel	24,536	22,270	2,266
Other	15,530	20,261	(4,731)

Total	$213,234	$257,082	$(43,848)

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

Expenses for this sector were $166.4 million for the quarter ended March 31, 2002 compared to $185.0 million for the same period in 2001. A significant portion of the expenses in this sector are those attributable to the paper, printing, and postage associated with TV Guide Magazine and programming acquired by SNG for programming packages sold to its customers. The decrease in expenses of $18.6 million in this sector is primarily due to the decrease in circulation of TV Guide Magazine and reduced programming expenses associated with the decrease in the number of C-band subscribers. This decrease was partially offset by $9.6 million of expenses attributable to SkyMall, which was acquired in July 2001 and did not impact the comparable period.

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

Liquidity and Capital Resources

For the three months ended March 31, 2002, net cash flows from operating activities were $81.1 million. This cash flow, plus existing cash resources and proceeds from the exercise of stock options of $0.5 million, was used to fund $30.5 million for repayment of long-term debt and capital lease obligations, $2.4 million for capital expenditures and $4.5 million for distributions to minority interests, primarily in SNG.

At March 31, 2002, the Company’s cash, cash equivalents and marketable securities classified as current assets aggregated $431.1 million.

The Company’s wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year term loan, both expiring in February 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.9% at March 31, 2002) either at the banks’ prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide’s subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide’s ability to pay dividends to Gemstar tied to TV Guide’s leverage ratio. This restriction does not apply to Gemstar’s ability to pay dividends. As of March 31, 2002, TV Guide had available borrowing capacity under the six-year revolving credit facility of

$161.4 million. Principal payments of $45 million in the remainder of 2002, $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings under both credit facilities at March 31, 2001 were $296.4 million. Outstanding letters of credit issued under the credit facilities at March 31, 2002 were $200,000.

The Company is a party to a loan guaranty to assist a printing services supplier in obtaining a line of credit and term loans with a bank. The maximum exposure to the Company created by this guaranty is $10.0 million.

The Company collects in advance a majority of its TV Guide magazine subscription fees, SNG subscription fees and certain of its UVTV superstation and TV Guide Channel revenues. In addition, the Company receives nonrefundable prepaid license fees from certain licensees. As of March 31, 2002, deferred revenue totaled $431.1 million. The Company’s liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company’s liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

The Company does not have any material commitments for capital expenditures. The Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital, capital expenditure and debt requirements in the foreseeable future.

At March 31, 2002, approximately $98.6 million, or 34%, of the Company’s net receivables are due from five entities. The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of the amount of recoverability.

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

In connection with the acquisition of TV Guide in 2000, News Corporation became a stockholder of the Company. As of March 31, 2002, News Corporation directly and indirectly owns approximately 42% of the Company’s outstanding common stock and has the right to designate six directors on the Company’s board. The Company earned advertising revenues of $4.6 million and $7.4 million for the three months ended March 31, 2002 and 2001, respectively, from entities controlled by News Corporation. During those same periods, the Company acquired programming from News Corporation controlled entities of $1.7 million and $2.6 million, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corporation. As of March 31, 2002 and December 31, 2001, the Company had receivables due from News Corporation controlled entities totaling $1.6 million and $4.6 million, respectively, and payables due to News Corporation controlled entities totaling $521,000 and $302,000, respectively. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

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

The Company has multiple transactions with Thomson, including Thomson’s licensing of the Company’s VCR Plus+, GUIDE Plus+ and eBook technologies, Thomson’s advertising on the Company’s platforms, primarily the interactive program guide platforms, the Company’s participation in marketing and promotion campaigns on Thomson products carrying the Company’s technology, and the two companies being joint venture partners in the sale of advertising on electronic program guides on televisions. During the three months ended March 31, 2002 and 2001, net revenues earned from the relationship with Thomson were $6.6 million and $10.2 million, respectively. As of March 31, 2002, the Company has receivables due from and a payable due to Thomson totaling $51.8 million and $25.3 million, respectively.

Recent Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 01-09, which is effective for periods commencing after December 31, 2001, clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor’s customers. As a result of the EITF consensus, certain of the Company’s cooperative advertising and product placement costs previously classified as operating expenses have been reflected as a reduction of revenues earned from that activity. Where applicable, amounts presented in prior periods have been reclassified to comply with the income statement classifications for the current period. Approximately $10.3 million of cooperative advertising and product placement costs previously classified as expenses have been reflected as a reduction of revenues in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2001.

In July 2001, the FASB issued Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. The Company adopted the provisions of Statement 142 effective January 1, 2002. In connection with the adoption of Statement 142, the Company evaluated its existing intangible assets that were acquired in prior purchase business combinations, and made any necessary reclassifications in order to conform with the criteria outlined in Statement No. 141, Business Combinations, for recognition apart from goodwill. In addition, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and made any necessary amortization period adjustments. Finally, the Company tested goodwill and any intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of Statement 142. As a result of the application of these new rules, the Company reported a transitional impairment loss for indefinite lived intangible assets of $297.8 million ($187.8 million, net of tax) as the cumulative effect of a change in accounting principle in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2002. Additionally, the Company has completed the first step of the transitional goodwill impairment test under Statement 142, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The amount of the impairment charge cannot be reliably determined at March 31, 2002 because the second step of the transitional impairment test has not been completed. The Company is required to complete the second step of the transitional impairment test by the end of the 2002 fiscal year. However, based on the analysis performed to date, management expects that the impairment charge will be approximately $5 billion. When recorded, the charge will be reflected as the cumulative effect of an accounting change in the first quarter of 2002. The carrying value of goodwill at March 31, 2002 was $5.6 billion.

In October 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces Statement 121. However, it retains the fundamental provisions of Statement 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company adopted this statement effective January 1, 2002. Adoption of this statement did not have a material impact on the Unaudited Condensed Consolidated Financial Statements.

Reconciliation of EBITDA to Consolidated Operating (Loss) Income

EBITDA is defined as operating (loss) income excluding stock compensation, depreciation and amortization and impairment of intangibles. We believe EBITDA to be relevant and useful information as these are the primary measures used by our management to measure the operating profit or loss of our business. EBITDA is one of several metrics used by our management to measure the cash generated from our operations. EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States. EBITDA, as we have defined it, may not be comparable to similarly titled measures reported by other companies.

Reconciliation of EBITDA to Loss before income taxes, extraordinary item and cumulative effect of an accounting change (in thousands):

	Restated Three Months Ended March 31,
	2002	2001
EBITDA	$53,284	$88,409
Stock compensation	(17,126)	(9,810)
Depreciation and amortization	(106,275)	(238,041)
Impairment of intangible assets	(11,038)	—
Interest expense	(1,497)	(11,551)
Other (expense) income, net	(8,466)	(5,440)

Loss before income taxes, extraordinary item and cumulative effect of an accounting change	$(91,118)	$(176,433)

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other portions of this report on Form 10-Q/A contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. Statements containing expressions such as “may,” “will,” “continues,” “believes,” “intends,” “anticipates,” “estimates”, “plans” or “expects” used in the Company’s periodic reports on Forms 10-K and 10-Q, as amended, filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-K/A and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to below in “Certain Risks Affecting Business, Operating Results and Financial Condition” and elsewhere in this Form 10-Q/A. Such statements reflect the current views of the

Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but are not limited to those discussed below. Such factors, together with the other information in this Form 10-Q, should be considered carefully in evaluating an investment in the Company’s Common Stock. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company’s behalf may issue. The Company undertakes no obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

CERTAIN RISKS AFFECTING BUSINESS,

OPERATING RESULTS AND FINANCIAL CONDITION

This section highlights specific risks affecting our business, operating results and financial condition. The order in which the risks appear is not intended as an indication of their relative weight or importance.

Risks Related to Recent Developments

Our senior management team only recently joined the Company.

Recently, our senior management team has undergone major changes with the addition of a new Chief Executive Officer and Acting Chief Financial Officer and several other senior executives, including a new senior management team at TV Guide Magazine. We are currently conducting a search for a permanent Chief Financial Officer. The structure of our Board of Directors also has been significantly changed. We are subject to certain risks associated with this new management structure, including, among others, risks relating to employee and business relations, managerial efficiency and effectiveness and overall familiarity with our business and operations. We cannot assure you that this major restructuring of our Board of Directors and senior management team will not adversely affect our results of operations.

Our new management has spent considerable time and effort dealing with internal and external investigations.

In addition to the challenges of the SEC investigation, class-action and related lawsuits and ongoing patent and antitrust litigation described below, our new management has spent considerable time and effort dealing with internal and external investigations involving our previous accounting policies, disclosure controls and procedures and corporate governance procedures. We cannot assure you that the significant time and effort spent will not adversely affect our operations.

We cannot assure you that we will not discover additional instances of historical breakdowns in controls, policies and procedures affecting our previously issued financial statements.

Following our management and corporate governance restructuring, we have made significant changes in our internal controls; our disclosure controls, policies and procedures; and our corporate governance policies and procedures. While the Company believes that the restructuring and our newly implemented controls, policies and procedures will prevent the occurrence of financial reporting problems in the future, there can be no assurance that we will not discover additional instances of historical breakdowns in our internal controls, policies and procedures of the types that led to the recent restatements of our historical financial results.

We face risks related to an SEC investigation and securities litigation.

The SEC has issued a formal order of investigation to determine whether the Company has violated the Federal securities laws. Although the Company has fully cooperated with the SEC in this matter and intends to continue to fully cooperate, the SEC may determine that the Company has violated Federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that the Company has violated Federal securities laws, the Company may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

In addition, the Company has been named a defendant in a number of class-action and related lawsuits. The findings and outcome of the SEC investigation may affect the class-action and derivative lawsuits that are pending. We are generally obliged, to the extent permitted by law, to indemnify our directors and our former directors and officers who are named defendants in some of these lawsuits. We are unable to estimate what our liability in these matters may be, and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition or results of operations.

Our common stock may be delisted from the Nasdaq Stock Market.

On August 19, 2002, the Company received a Nasdaq Staff Determination that its securities are subject to delisting from the Nasdaq Stock Market because the Company failed to file its Form 10-Q for the quarter ended June 30, 2002 on or before August 14, 2002. On November 8, 2002, the Nasdaq Listing Qualifications Panel (“Nasdaq Panel”) granted the Company’s request for an exception to continue its listing on the Nasdaq Stock Market subject to satisfying certain conditions. The Company has satisfied these conditions as of the date hereof. However, to remain in compliance with Nasdaq’s order, the Company must solicit proxies and hold an annual meeting of stockholders on or before June 30, 2003. The Company has scheduled an annual meeting for May 20, 2003, and expects to mail proxy materials in April.

Furthermore, to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq Stock Market. If the Company fails to meet any of these conditions, our securities may be delisted from the Nasdaq Stock Market. In addition, the Nasdaq Panel reserved the right to modify, alter or extend the terms of this exception. If the Nasdaq Panel altered or modified the terms of this exception and the Company was unable to meet the modified terms, our securities may be delisted from the Nasdaq Stock Market.

Risks Related to Our Business

The marketing and market acceptance of our interactive program guides may not be as rapid as we expected.

The market for our IPGs has only recently begun to develop, is rapidly evolving and is increasingly competitive. Demand and market acceptance for our IPGs are subject to uncertainty and risk. We cannot predict whether, or how fast, this market will grow or how long it can be sustained. For GUIDE Plus+ and TV Guide On Screen, which are incorporated in consumer electronics products, the deployment rate will depend on the strength or weakness of the consumer electronics industry, and in particular, the sale of television sets, hard disk recorders and DVD recorders. For TV Guide Interactive, which is incorporated into digital set-top boxes, the deployment rate will be dependent on the growth of digital cable television subscribers and our penetration for the market for IPGs for these subscribers. Purchases of consumer electronics products and digital cable television subscriptions are largely discretionary and may be affected by general economic trends in the countries or regions in which such products or subscriptions are offered. If the market for our IPGs develops more slowly than expected or becomes saturated with competitors, our operating results could be adversely impacted. We are re-evaluating the strategy for our U.S. cable and satellite IPG business in light of increased competition, slower than expected growth in distribution and advertising revenue, and unexpected adverse rulings in certain cases.

We depend on revenues from digital cable subscribers.

We derive subscription revenues and other revenue streams from the carriage of our IPG and TVG Network on digital cable systems. Digital cable television subscriptions are generally priced at a premium to analog cable television service and represent discretionary expenditures for consumers. Consequently, general economic trends may result in fluctuations in the number of subscribers and the amount of revenue received by the Company under this recurring revenue model.

VCR Plus+ revenues have declined and may decline further due to full penetration of the product in a declining market.

Revenues derived from VCR Plus+ have declined and may decline further due to the fact that virtually all major VCR manufacturers have licensed the VCR Plus+ technology and the fact that we have already expanded into most major markets worldwide. The worldwide shipment of VCRs is expected to decline as VCRs are replaced by digital recording devices such as hard disk recorders and DVD recorders. Although VCR Plus+ is now being incorporated into some digital recording devices, there is no assurance that this practice will become widespread. In addition, our IPG technology may be more relevant than our VCR Plus+ technology for these digital recording devices.

TV Guide Magazine, which is a significant business, has experienced significant declines in circulation and operating results and such declines may continue.

We provide TV Guide Magazine to households and newsstands and customized monthly program guides to customers of cable and satellite service providers. TV Guide Magazine has seen circulation decline significantly over the past several years. The primary cause of this decline is increased competition from free television listings included in local newspapers, electronic program guides incorporated into digital cable and satellite services, and other sources. Declines in TV Guide Magazine’s circulation and operating results may continue and could be significant.

Our C-band business, which is a significant business, is declining as a result of competition from superior technologies.

We market and distribute entertainment programming to C-band satellite dish owners in the United States through our approximately 80% owned subsidiary, Superstar/Netlink. The C-band business is declining primarily as a result of competition from DBS and cable television systems. DBS providers such as DISH Network and DirecTV transmit on the Ku band, which uses a higher power signal than C-band satellites, enabling DBS customers to use smaller, less obtrusive satellite dishes. In addition, DBS and digital cable operators transmit digital signals that allow for a larger number of channels, including local network stations, with better audio and video quality than analog systems.

In 1999, Superstar/Netlink entered into a marketing alliance agreement to promote and solicit orders for DISH Network. In exchange, Superstar/Netlink receives an initial commission for each Superstar/Netlink subscriber who subscribes to DISH Network and a monthly residual commission over the life of the agreement, which expires at the end of 2005. We expect the decline in our C-band business to continue and this decline may be accelerated by our agreement with DISH Network.

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

Our business may be adversely affected by fluctuations in demand for consumer electronics devices employing our technologies.

We derive significant revenues from manufacturer license fees for our VCR Plus+ and IPG technologies based on the number of units shipped. We do not manufacture hardware, but rather depend on the cooperation of consumer electronics manufacturers to incorporate our technology into their products. Many of our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only a few of these agreements guarantee a minimum aggregate licensing fee. Demand for new consumer electronics devices, such as television sets, VCRs, integrated satellite receiver decoders, DVD recorders, hard disk recorders, personal computers and Internet appliances, may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products and alternate consumer entertainment options. As a result, our future operating results may be adversely impacted by fluctuations in sales of consumer electronics devices employing our technologies.

Dependence on the cooperation of cable systems, television broadcasters, publications and data providers could adversely affect our revenues.

IPG program data and advertising data is delivered to network headends, cable headends, and broadcast stations for inclusion in the VBI of television signals for delivery to consumer electronics devices and to local affiliate cable systems for delivery to set-top boxes in subscribers’ homes via the out-of-band frequencies of local cable systems. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements governing certain of these relationships can be maintained on economical terms. To populate consumer products devices, we have arrangements for carriage of our data in the VBI of television stations included in the public broadcasting network, independently owned stations, and stations owned and operated by various station group owners. Our contract related to the public broadcasting network stations covers substantially all of the territory required to be covered to effectively transmit our data for delivery to consumer product devices incorporating our IPGs. We nevertheless continue to rely on arrangements, which are not long-term, with station group owners and operators and independently-owned stations for VBI carriage of our program guide and advertising data. Until we fully deploy our VBI carriage contract related to the public broadcasting network stations, we cannot assure you that our carriage arrangements with station group owners and operators and independently owned operators will continue. Furthermore, even if we have full deployment, our data broadcast through the VBI can be, and has been in the past in certain markets, deleted or modified by some of the local cable systems. Widespread deletion or modification of such data could have a material adverse impact on the Company’s GUIDE Plus+ or TV Guide On Screen business.

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

Distribution of TV Guide Channel is subject to voluntary arrangements with service providers.

The success of TV Guide Channel is dependent upon achieving broad distribution by MSOs and other service providers. The majority of TV Guide Channel’s service-provider customers are not under long-term license agreements, which could result in termination of the service at anytime with minimal prior notice of such discontinuation. A significant decline in distribution of the TV Guide Channel could have a material adverse effect on the amount of licensing and advertising revenue received by the Company.

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

We may not be able to comply with our bank covenants.

Our wholly owned subsidiary, TV Guide, Inc. (“TV Guide”), has a $300 million six-year revolving credit facility and a $300 million term loan. The credit facility and the term loan expire in February 2005 and contain certain financial covenants with which we must comply. The debt level and the covenants contained in these debt instruments could limit our flexibility in planning for or reacting to changes in our business because certain financing options may be limited or prohibited. In particular, TV Guide may not be able to maintain compliance with a financial covenant in its term loan agreement during the coming twelve months. While the Company believes that its current financial position provides adequate liquidity to refinance the loans or seek other alternatives before the financial covenant is violated, we cannot assure you that any measures taken to maintain compliance or to mitigate the effects of any noncompliance will be successful.

Our stock price has been volatile.

The market price of our common stock has historically been volatile. It is likely that the market price of our common stock will continue to be subject to significant fluctuations. We believe that future announcements concerning us, our competitors or our principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimated by analysts or any future decision to restate any of our financial statements may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of outstanding common stock in the public market could materially and adversely affect the market price of our common stock. Further, in recent years the stock market has experienced extreme price fluctuations in equity securities of technology and media companies. Such price and volume fluctuations often have been unrelated to the operating performance of those companies. These fluctuations, as well as general economic, political and market conditions, such as armed hostilities, acts of terrorism, civil disturbances, recessions, international currency fluctuations, or tariffs and other trade barriers, may materially and adversely affect the market price of our common stock.

Any infringement by us on patent rights of others could result in litigation.

Patents of third parties may have an important bearing on our ability to offer certain products and services. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we plan to offer. We cannot provide assurance that we will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, patent applications in the United States are generally confidential until a patent is issued, so we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications. If one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether the licenses would be available or, if available, whether we would be able to obtain the licenses on commercially reasonable terms. If we were unable to obtain the licenses, we might not be able to redesign our products or services to avoid infringement.

An unfavorable outcome of intellectual property litigation or other legal proceedings may adversely affect our business and operating results.

Our results may be affected by the outcome of pending and future litigation and the protection and validity of patents and other intellectual property rights. Our patents and other intellectual property rights are important competitive tools and many generate income under license agreements. We cannot assure you that our intellectual property rights will not be challenged, invalidated or circumvented in the United States or abroad. Furthermore, we are subject to various antitrust claims asserted by third parties in connection with pending intellectual property litigation. Some of these matters involve potential compensatory, punitive or treble damage claims, or sanctions that, if granted, could have a material adverse effect on the Company. Unfavorable rulings in the Company’s legal proceedings, including those described in Item 3, “Legal Proceedings,” and in Note 13, “Legal Proceedings,” to Consolidated Financial Statements, may have a negative impact on the Company that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of such investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay money damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant money and management resources to address these issues, which could harm our business, financial condition and operating results.

We do not have a comprehensive disaster recovery plan or back-up system, and a disaster could severely damage our operations.

We currently do not have a comprehensive disaster recovery plan in effect and do not have fully redundant systems for certain critical operations. Although we have some technology redundancy and back-up capabilities for our production, publishing and transmission capabilities, there are single points of failure within our processes and technology that, in the event of a catastrophic disruption, would cause us to lose our ability to provide transmission or publishing capabilities. In that event, we would have to operate at reduced service levels that could severely negatively affect our relationships with our customers, our revenue generation and our brand.

There are initiatives underway to prioritize our recovery requirements and we are developing strategies for our mission critical business operations and technology. This will be the basis for the development and implementation of business continuity and disaster recovery plans.

Our interests may diverge from those of substantial stockholders.

News Corporation has significant influence over our business because of its beneficial ownership of our common stock and the number of its executives who serve on our Board of Directors. There can be no assurance that its interests are aligned with that of the Company’s other shareholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from those of other stockholders and of the Company itself. If News Corporation were to sell large amounts of its holdings, our stock price could decline and we could find it difficult to raise capital through the sale of additional equity securities. In addition, this concentration of ownership could delay or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock.

Risks Related to Our Industry

We face competition in many areas and the competition could negatively impact our operating results.

We face competition from a wide range of other companies in the communications, advertising, media, entertainment, publishing, information, Internet services, software and technology fields. The competitive environment could, among other results, require price reductions for our products, require increased spending on marketing and product development, limit our ability to develop new products and services, limit our ability to expand our customer base or even result in attrition in our customer base. Any of these occurrences could negatively impact our operating results. Many of our competitors have greater financial and human resources than we do. As a result, these competitors can compete more effectively by offering customers better pricing and other terms and conditions, including indemnifying customers against patent infringement claims.

New products and rapid technological change may adversely affect our operations.

The emergence of new consumer entertainment products and technologies, changes in consumer preferences and other factors may limit the life cycle of our technologies and any future products we might develop. Our future operations could be adversely impacted by our ability to identify emerging trends in our markets and to develop and market new products and services that respond to competitive offerings, technological changes and changing consumer preferences in a timely manner and at competitive costs. Although we believe that we will continue to develop attractive new products, the industry in which we operate is characterized by rapid changes, including technological changes. The process of developing and marketing new products is inherently complex and uncertain, and there are a number of risks, including the following:

•	we cannot assure you that we will have adequate funding and resources necessary for investments in new products and technologies;

•	we cannot assure you that our long-term investments and commitment of significant resources will result in successful new products or technologies;

•	we cannot assure you that we can anticipate successfully the new products and technologies which will gain market acceptance and that such products can be successfully marketed;

•	we cannot assure you that our newly developed products or technologies can be successfully protected as proprietary intellectual property rights or will not infringe the intellectual property rights of others; and

•	our products may become obsolete due to rapid advancements in technology and changes in consumer preferences.

Our failure to anticipate adequately changes in the industry and the market, and to develop attractive new products, including any of the risks described above, may reduce our future growth and profitability and may adversely affect our business results and financial condition.

Digital recapture could adversely affect carriage of our analog products.

Cable television is transmitted on a limited frequency spectrum that must be allocated between multiple analog and digital channels. As digital penetration increases, MSOs are reclaiming analog bandwidth to launch more digital networks and interactive television services, and are likely to continue this recapture until such time as they rebuild their plants to increase bandwidth or there is stability in the mix of analog and digital carriage. If this trend continues, digital recapture may result in a significant decline in the distribution of our analog TV Guide Channel, which could negatively impact our operating results.

Government regulations may adversely affect our business.

The satellite transmission, cable and telecommunications industries are subject to federal regulatory conditions, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While most cable and telecommunications industry regulations do not apply directly to the Company, they affect programming distributors, a primary customer for our products and services. Certain programming sold by our Superstar/Netlink subsidiary is subject to the Satellite Home Viewer Improvement Act of 1999. In 2001, the FCC issued a Notice of Inquiry concerning interactive television services, which may indicate that the FCC intends to promulgate rules that could directly or indirectly affect our IPG business. In addition, our TVG Network is subject to certain state and Federal laws and regulations applicable to pari-mutuel wagering on horse races and its growth may be significantly affected by such laws and regulations. Future developments relating to any of these regulatory matters may adversely affect our business.

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

10.1

Employment Agreement, dated March 18, 2002, between Jonathan Orlick and Gemstar-TV Guide International, Inc. (Incorporated by reference to Gemstar’s Amendment No. 1 to Form 10-Q/A, filed November 14, 2002)

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
Paul Haggerty Acting Chief Financial Officer (Principal Financial)

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

Date:    March 31, 2003

/s/ JEFF SHELL
Jeff Shell Chief Executive Officer (Principal Executive Officer)

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

SARBANES-OXLEY ACT SECTION 302( a) CERTIFICATION

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

Date:    March 31, 2003

/s/ PAUL HAGGERTY
Paul Haggerty Acting Chief Financial Officer (Principal Financial and Accounting Officer)