Form 10-Q/A
period 2002-06-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2003-03-31
CIK 923282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

As of August 15, 2002, there were outstanding 408,151,000 shares of the registrant’s Common Stock, par value $0.01 per share.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) for Gemstar-TV Guide International, Inc. (the “Company”) for the quarterly period ended June 30, 2002, is being filed to amend and restate the items described below contained in the Company’s Quarterly Report on Form 10-Q (the “Form 10-Q”) originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2002.

This Amendment No. 1 makes changes to Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 6, Exhibits and Reports on Form 8-K, for the following purposes:

•	To restate the Company’s Unaudited Condensed Consolidated Financial Statements included herein to reclassify or restate certain revenues and expenses and to restate certain other transactions and make certain other adjustments, as more fully described in Note 2, “Restatement,” to the Company’s Unaudited Condensed Consolidated Financial Statements included in Item 1;

•	To amend Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement;

•	To include in Note 15, “Events Subsequent to Balance Sheet Date,” to the Unaudited Condensed Consolidated Financial Statements information with respect to events that occurred subsequent to the original filing of the Form 10-Q; and

•	To furnish the certifications required by Section 906 of the Sarbanes-Oxley Act.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this Amendment No. 1 continues to speak as of the date of the original filing of the Form 10-Q on November 14, 2002, and the Company has not updated the disclosures in this report to speak as of a later date (except for Note 12, “Events Subsequent to Balance Sheet Date,” to the Unaudited Condensed Consolidated Financial Statements with respect to subsequent events through the date of this Amendment No. 1 and “Certain Risks Affecting Business, Operating Results and Financial Condition” included in Item 2). All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Company’s reports filed with the SEC, as amended, for periods subsequent to the date of the original filing of the Form 10-Q.

In the fourth quarter of 2002, the Company announced that it had engaged a new independent accounting firm to review certain financial statements of the Company, including the Unaudited Condensed Consolidated Financial Statements included in this Amendment No. 1. Additionally, the Company announced that it would be reviewing its accounting policies to ensure compliance with accounting principles generally accepted in the United States. On November 14, 2002, the Company filed the Form 10-Q with the SEC for the purpose, among other things, of restating the Unaudited Condensed Consolidated Financial Statements included therein. Because the restated Unaudited Condensed Consolidated Financial Statements included in the Form 10-Q did not comply with the requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, the Company’s new Chief Executive Officer and Acting Chief Financial Officer, who had been appointed on November 7, 2002, were unable to make the certifications required by Section 906 of the Sarbanes-Oxley Act.

The Company has completed its accounting policy review and its new independent accounting firm has completed its review of the Unaudited Condensed Consolidated Financial Statements. This Amendment No. 1 is being filed to reflect the restatements described above, to file the Company’s restated Unaudited Condensed Consolidated Financial Statements and to furnish the certifications required by Section 906 of the Sarbanes-Oxley Act.

There are certain recent developments that have occurred between June 30, 2002 and the date of filing this Amendment No. 1, which could have a material impact on the Company’s business, results of operations and financial condition, as described in Note 10, “Legal Proceedings,” and Note 12, “Events Subsequent to Balance Sheet Date,” to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Amendment No. 1.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	Restated June 30, 2002	Restated December 31, 2001(1)
ASSETS
Current assets:
Cash and cash equivalents	$400,973	$349,250
Marketable securities	26,295	41,940
Receivables, net	216,574	278,947
Deferred tax asset, net	37,596	28,500
Other current assets	29,685	31,117

Total current assets	711,123	729,754
Property and equipment, net	72,538	86,070
Goodwill	1,454,941	5,633,183
Indefinite-lived intangible assets	401,873	795,341
Finite-lived intangible assets, net	667,481	1,934,093
Marketable securities and other investments	79,488	102,025
Other assets	13,194	61,047

	$3,400,638	$9,341,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$135,246	$172,378
Current portion of long-term debt and capital lease obligation	77,273	62,201
Current portion of deferred revenue	234,888	254,824

Total current liabilities	447,407	489,403
Deferred tax liability	338,675	1,008,670
Long-term debt and capital lease obligation, less current portion	224,964	271,029
Deferred revenue, less current portion	178,025	192,746
Other liabilities	4,095	5,411
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share	—	—
Common stock, par value $.01 per share	4,182	4,179
Additional paid-in capital	8,390,677	8,387,761
Accumulated deficit	(6,104,324)	(982,666)
Accumulated other comprehensive income, net of tax	21,162	25,011
Unearned compensation	(5,959)	(25,188)
Treasury stock, at cost	(98,266)	(34,843)

Total stockholders’ equity	2,207,472	7,374,254

	$3,400,638	$9,341,513

(1)	Restated in Amendment No. 3 to the 2001 Form 10-K/A filed on March 31, 2003.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Restated Three Months Ended June 30,		Restated Six Months Ended June 30,
	2002	2001 (1)	2002	2001 (1)
Revenues	$259,293	$272,912	$519,774	$585,861
Operating expenses:
Operating expenses, excluding stock compensation, depreciation and amortization, write-down and impairment charges	201,234	225,906	408,431	450,446
Stock compensation	1,368	8,557	18,494	18,367
Depreciation and amortization	108,924	232,861	215,199	470,902
Write-down of capitalized patent litigation costs	—	—	—	—
Impairment of intangible assets	1,294,301	—	1,305,339	—

	1,605,827	467,324	1,947,463	939,715

Operating loss	(1,346,534)	(194,412)	(1,427,689)	(353,854)
Interest expense	(1,909)	(7,551)	(3,406)	(19,102)
Other (expense) income, net	(2,484)	(63,776)	(10,950)	(69,216)

Loss before income taxes, extraordinary loss on debt extinguishment and cumulative effect of an accounting change	(1,350,927)	(265,739)	(1,442,045)	(442,172)
Income tax benefit	(464,944)	(71,681)	(508,424)	(87,041)

Loss before extraordinary loss on debt extinguishment and cumulative effect of an accounting change	(885,983)	(194,058)	(933,621)	(355,131)
Extraordinary loss on debt extinguishment, net of tax		(2,100)		(2,100)
Cumulative effect of an accounting change, net of tax	—	—	(4,188,037)	—

Net loss	$(885,983)	$(196,158)	$(5,121,658)	$(357,231)

Basic and diluted loss per share:
Loss before extraordinary loss on debt extinguishment and cumulative effect of an accounting change	$(2.15)	$(0.47)	$(2.26)	$(0.86)
Extraordinary loss on debt extinguishment, net of tax	—	(0.01)	—	(0.01)
Cumulative effect of an accounting change, net of tax	—	(0.48)	(10.14)	—

Net loss	$(2.15)	$(0.48)	$(12.40)	$(0.87)

Weighted average shares outstanding	411,348	411,461	413,067	411,329
Weighted average shares outstanding, assuming dilution	411,348	411,461	413,067	411,329

(1)	Restated in Amendment No. 3 to the 2001 Form 10-K/A filed on March 21, 2003.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Restated Three Months Ended June 30,		Restated Six Months Ended June 30,
	2002	2001	2002	2001
Balance at beginning of period	$3,161,587	$7,864,022	$7,374,254	$8,019,418
Net loss	(885,983)	(196,158)	(5,121,658)	(357,231)
Other comprehensive income (loss), net of taxes	(4,532)	3,044	(3,849)	(5,563)

Comprehensive loss	(890,515)	(193,114)	(5,125,507)	(362,794)

Purchases of treasury stock	(63,423)	—	(63,423)	—
Other, principally shares issued pursuant to stock option plans, including tax benefit, and amortization of unearned compensation	(177)	19,854	22,148	34,138

Balance at end of period	$2,207,472	$7,690,762	$2,207,472	$7,690,762

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Restated Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,121,658)	$(357,231)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of an accounting change, net of tax	4,188,037	—
Depreciation and amortization	215,199	470,902
Deferred income taxes	(541,899)	(105,676)
Tax benefit associated with stock options	1,651	9,400
Stock compensation expense	18,494	18,367
Impairment of intangible assets	1,305,339	—
Investment write down	17,676	76,657
Loss on asset dispositions	499	282
Changes in operating assets and liabilities:
Receivables	115,161	52,674
Other assets	(3,226)	2,217
Accounts payable, accrued expenses and other liabilities	(22,923)	(34,361)
Deferred revenue	(35,304)	(27,162)

Net cash provided by operating activities	137,046	106,069

Cash flows from investing activities:
Investments and acquisitions	—	(8,508)
Purchases of marketable securities	(22,337)	(56,727)
Sales and maturities of marketable securities	46,279	68,427
Sales of assets	2	106,011
Additions to property and equipment	(4,656)	(10,963)
Additions to intangible assets	(2,270)	(54)

Net cash provided by investing activities	17,018	98,186

Cash flows from financing activities:
Repayments of borrowings under bank credit facilities and capital lease obligations	(30,993)	(184,014)
Repayment of senior subordinated notes	—	(71,034)
Purchases of treasury stock	(63,423)	—
Proceeds from exercise of stock options	1,268	6,371
Distributions to minority interests	(9,583)	(8,768)

Net cash used in financing activities	(102,731)	(257,445)

Effect of exchange rate changes on cash and cash equivalents	390	86

Net increase (decrease) in cash and cash equivalents	51,723	(53,104)
Cash and cash equivalents at beginning of period	349,250	487,062

Cash and cash equivalents at end of period	$400,973	$433,958

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$26,134	$64,599
Cash paid for interest	4,851	19,161

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Basis of Presentation

Gemstar-TV Guide International, Inc., a Delaware corporation (“Gemstar” or together with its consolidated subsidiaries, the “Company”) is a leading media and technology company that develops, licenses, markets and distributes technologies products and services targeted at the television guidance and home entertainment needs of consumers worldwide.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting policies described in the Company’s 2001 Annual Report Form 10-K Report, as amended, and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2001.

The Company’s Unaudited Condensed Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 2001 and its Unaudited Condensed Consolidated Balance Sheets as of December 31, 2001 have been restated (see Note 2). All related dollar and per share amounts also have been restated throughout the notes to the Unaudited Condensed Consolidated Financial Statements.

Certain financial statement items for prior periods have been reclassified to conform with the 2002 presentation. (See Note 6.)

(2)    Restatement

On November 14, 2002, the Company restated its previously filed consolidated financial statements as reflected in filings with the SEC on such date, including the Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 2002.

Following the recommendation of management, the concurrence of the Audit Committee of the Board of Directors and of the Board of Directors, the Company made a determination to further restate its previously filed consolidated financial statements as of June 30, 2002 and 2001 and for the quarters ended June 30, 2002 and 2001. The restated transactions which the Company believes are the more significant are described in detail below and have been grouped under headings for convenience only:

Revenues

•	During the six months ended June 30, 2002 and 2001, certain customers were charged for Interactive Program Guide (“IPG”) advertising and were provided with advertising of an approximately equal value on the Company’s print, channel or online platforms at no additional cost. Significant portions of the revenue associated with these transactions were recorded as revenue in the Interactive Platform sector. The Company has determined that these revenues should be reclassified as revenues of other sectors, primarily Media and Services, to comply with multi-element accounting principles under SAB No. 101, “Revenue Recognition in Financial Statements.” In addition, previously recorded barter revenue which did not meet the requirements of EITF No. 99-17 “Accounting for Advertising Barter Transactions” was reversed, as were certain other transaction where there was an insufficient basis to recognize revenue. As a result of the reclassifications, revenues in the Interactive Platform sector have decreased by $3.5 million and revenues in the Media and Services sector have increased by $3.5 million for the six months ended June 30, 2002.

•

In connection with the sale of the WGN Superstation distribution business in April 2001, the Company secured a six year $100.0 million advertising commitment pursuant to which the Company will be required to run advertising until 2007. The WGN Superstation distribution business was originally

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquired in July 2000 as a part of the acquisition of TV Guide, Inc. Because the transaction included the sale of assets and an advertising revenue commitment, the accounting for this multiple-element transaction was covered by both APB 16, “Business Combinations” and our revenue recognition policy on multiple-element arrangements. As a result, $10.0 million has been ascribed to the magazine advertising element and will be recognized as the advertising is run, the remainder of the value ($75.0 million on a discounted basis) has been ascribed to the assets sold, and $15.0 million will be recognized as interest over the six year contract term. As there is no persuasive or objective evidence of change in economic value of the asset sold during the period of its ownership by Gemstar, there is no gain or loss from the disposal recorded through Gemstar’s income statement and the adjusted distribution asset value is recorded as part of the purchase price allocation of the TV Guide transaction for accounting purposes. As a result of this restatement, (i) revenues in the Interactive Platform sector decreased by $4.5 million and $4.0 million in the three months ended June 30, 2002 and 2001, respectively, and $9.5 million and $4.0 million for the six months ended June 30, 2002 and 2001, respectively, and (ii) pre-tax income decreased by $4.2 million and $1.7 million in the three months ended June 30, 2002 and 2001, respectively, and $8.2 million and $1.7 million for the six months ended June 30, 2002 and 2001, respectively.

•	During the six months ended June 30, 2002 and 2001, the Company recognized licensing revenues under expired license agreements with certain consumer electronic manufacturing licensees. The Company has determined that there is insufficient contemporaneous evidence of such licensees’ intent to pay to satisfy the collectibility criteria of SAB No. 101. Therefore, the revenues should be recorded in the periods that the related cash was received by the Company. As a result of this restatement, revenues and pre-tax income in the Technology and Licensing sector have increased by $19.5 million and decreased by $5.4 million for the three months ended June 30, 2002 and 2001, respectively. In addition, revenues and pre-tax income have increased by $15.4 million and decreased by $2.6 million for the six months ended June 30, 2002 and 2001, respectively.

•	During the six months ended June 30, 2002 and 2001, the Company recognized licensing revenues in connection with a license agreement under which the scope and application of certain terms were disputed and the licensee has not made any payments. The Company has determined that, due to the insufficient evidence of intent to pay under SAB No. 101, these revenues should not be recognized. As a result of this restatement, revenues in the Technology and Licensing sector have decreased by $6.8 million for the six months ended June 30, 2002 and 2001, respectively.

•	During the year ended March 31, 2000, the Company won a binding arbitration award against a cable set-top box manufacturer. The Company was awarded $58.0 million, which included damages of $16.0 million and recovery of legal and interest expenses of $11 million. The Company recognized $40.0 million in revenue for the year ended March 31, 2000, and an additional $6.0 million in revenue between April 1, 2000 and the October 2000 settlement described below. The Company has subsequently determined that its gain contingency under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” was realized upon the date of the binding arbitration ruling, with consideration of the other party’s ability to pay, and that an estimate of the entire award should be recognized as of such date and classified in the statement of operations in accordance with the award. As a result of this restatement, revenues and pre-tax income in the Technology and Licensing sector have decreased by $4.5 million and $11.4 million for the three months ended June 30, 2002 and 2001, respectively. In addition, revenues and pre-tax income have also decreased by $10.6 million and $25.4 million for the six months ended June 30, 2002 and 2001, respectively.

In October 2000, the Company entered into an agreement to settle all other outstanding claims with the same cable set-top box manufacturer. The Company received a cash payment of $188 million, which included payment of the $58 million arbitration award described above. Of this amount, $117.5 million

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was recorded as a prepayment of a 10-year technology licensing agreement, $17.5 million was recorded as a prepayment of a commitment to advertise on the Company’s IPG platform, and $53 million was determined to be in payment for damages for the above-mentioned settlement. The cash payment, to the extent not previously recognized as revenue, was recorded as deferred revenue on the settlement date. Of the $117.5 million licensing payment, an aggregate of $7.3 million and $14.2 million was recognized as licensing revenue for the three months ended June 30, 2002 and 2001, respectively, and $16.2 million and $31.2 million for the six months ended June 30, 2002 and 2001, respectively. The Company has determined that the licensing revenue should be recognized based on a straight-line method over the 10-year term of the license for each period because the Company has continuing obligations under the contract. Of the $17.5 million advertising payment, $4.5 million was recognized as revenue as the advertising was run for the six months ended June 30, 2001 and $3.1 million and $7.4 million for the six months ended June 30, 2002 and 2001, respectively. The Company has determined that the advertisement component and the licensing component were subject to multi-element accounting under SAB No. 101, and that the $17.5 million in advertising payments should be combined with the Technology and Licensing component and recognized as licensing revenue over the 10-year term of the license agreement. As a result of these restatements, (i) revenues in the Technology and Licensing sector have decreased by $4.1 million and $10.9 million for the three months, ended June 30, 2002 and 2001, respectively, and $9.7 million and $24.6 million for the six months ended June 30, 2002 and 2001, respectively; (ii) revenues in the Interactive Platform sector have decreased by $4.5 million for the three months ended June 30, 2001 and $3.1 million and $7.4 million for the six months ended June 30, 2002 and 2001, respectively; and (iii) pre-tax income has decreased $4.1 million and $15.4 million for the three months ended June 30, 2002 and 2001, respectively, and $12.8 million and $32.0 million for the six months ended June 30, 2002 and 2001, respectively.

•	During the six months ended June 30, 2001, the Company recognized $0.9 million in IPG advertising revenues from SkyMall, a company it acquired in July 2001. The Company has determined that the facts and circumstances do not support revenue recognition, due to SkyMall’s unwillingness to pay, and the uncertainty of collectibility of the revenue, in the absence of the closing of the acquisition. As a result of this restatement, revenues in the Interactive Platform sector have decreased by $0.9 million for the three and six months ended June 30, 2001.

•	During the nine months ended December 31, 2000, the Company recognized revenues of $5.0 million under a licensing agreement with a software provider. The Company has determined that SAB No. 101 was not satisfied at the time the revenue was accrued because of a dispute regarding whether delivery had occurred or service was rendered and insufficient evidence of intent to pay. As a result of this restatement, pre-tax income in the Technology and Licensing sector has increased by $5.0 million for each of the three and six- months ended June 30, 2002.

•	In January 1998 and May 1999, the Company entered into eight-year and twenty-year license agreements with two customers, respectively, under which the Company received upfront license fees of $47.5 million in the aggregate. As of December 31, 2001, all of the pre-paid license fees had been recognized as revenue. The Company has determined that such license fees should be recognized over the term of the agreements on a straight-line basis because of the Company’s continuing performance obligations under both agreements. As a result of this restatement, revenues in Technology and Licensing sector have increased by $1.0 million for each of the three months ended June 30, 2002 and 2001, and $2.0 million for each of the six months ended June 30, 2002 and 2001.

•

During the six months ended June 30, 2001, the Company recorded the advertising sold on its behalf by a customer as revenue and recorded the customer’s share of such revenue, pursuant to the terms of a revenue sharing agreement, as an operating expense. The Company has determined that the customer’s share of such revenue should be netted against the corresponding revenue under EITF No. 99-19,

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Reporting Revenue Gross as a Principal versus Net as an Agent”. As a result of this restatement, revenues in the Interactive Platform sector have decreased by $1.1 million in each of the three and six months ended June 30, 2001.

•	During the six months ended June 30, 2001, the Company classified certain ad sharing payments to, and advertising purchases from, certain MSOs as expenses in the Interactive Platform sector. The Company has determined that these expenses should have been classified as reductions in revenues in the Technology and Licensing sector in accordance with SAB No. 101, because the expenses constituted an essential element of the license fee paid by the MSO, and consequently the license fee was not fixed or determinable until the ad sharing payments and advertising purchases were made. As a result of this reclassification, expenses in the Interactive Platform sector and revenues in the Technology and Licensing sector each have decreased $6.0 million and $3.6 million, respectively, and $11.1 million and $5.4 million for the six months ended June 30, 2002 and 2001, respectively.

•	During the six months ended June 30, 2002, the Company recognized revenue at a discounted rate with respect to an existing technology licensing agreement in an attempt to negotiate a renewal of the agreement. The customer subsequently decided not to renew its license agreement and to instead deploy a guide using competing technology and the Company determined to reverse the allowance to revenue. As a result of these restatements, revenues have increased by $4.4 million for the three and six months ended June 30, 2002.

•	In the quarter ended March 31, 2002, the Company made a commitment to pay an aggregate of $2.5 million per quarter in marketing expenses to a consumer electronics manufacturer during 2002 and 2003. The Company did not accrue any such expenses during the first three quarters of 2002. The manufacturer agreed to purchase an aggregate of $2.5 million per quarter in IPG advertising from the Company during 2002 and 2003. During each of the first and the second quarters of 2002, the Company recognized $2.5 million in IPG revenues. The Company has determined that the $2.5 million in marketing expense paid by the Company in each quarter should have been accrued and that, under SOP 97-2, “Software Revenue Recognition,” and SAB No. 101 governing multiple-element arrangements, the IPG advertising revenues received by the Company should have been recorded as a reduction in such marketing expenses. As a result of this restatement, revenues in the Interactive Platform sector have decreased by $2.5 million and $5.0 million in the three and six months ended June 30, 2002, respectively.

During the three and six months ended June 30, 2001, the Company recognized $2.2 million and $2.8 million, respectively, in IPG advertising revenue from the same manufacturer, and recognized an aggregate of $2.2 million and $2.8 million, respectively, in marketing expenses which were paid by the Company to the manufacturer. These payments were made pursuant to reciprocal promissory notes between the parties in the amount of $20 million. Under SOP 97-2 and SAB No. 101 governing multiple-element arrangements, the Company has determined that the IPG advertising revenue should not be recognized and that such revenues should be recorded as a reduction in the marketing expenses paid by the Company to the manufacturer.

During

the year ended December 31, 2001, the Company also purchased certain assets from the same manufacturer for a purchase price of $11.6 million. At the same time, the manufacturer agreed to purchase $6.8 million in IPG advertising, of which the Company recognized an aggregate of approximately $1.2 million and $2.4 million for the three and six months ended June 30, 2002, respectively. The Company has determined that (i) the fair value of the assets acquired was $4.8 million and (ii) the IPG revenues should not be recognized in 2002 because the barter accounting criteria of EITF No. 99-17, “Accounting for Advertising Barter Transactions,” was not met. In addition to reversing the revenue previously recognized $5.6 million of the original inventory write-down was reversed for the three months ended June 30, 2002. During the three and six months ended June 30, 2001, the Company recognized $2.2 million. During the three and six months ended June 30, 2001, the

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recognized $2.2 million and $2.8 million, respectively, in IPG advertising revenue from the same manufacturer, and recognized an aggregate of $2.2 million and $2.8 million, respectively, in marketing expenses which were paid by the Company to the manufacturer. These payments were made pursuant to reciprocal promissory notes between the parties in the amount of $20 million. Under SOP 97-2 and SAB No. 101 governing multiple-element arrangements, the Company has determined that the IPG advertising revenue should not have been recognized and that such revenues should have been recorded as a reduction in the marketing expenses paid by the Company to the manufacturer.

•	During the three months ended March 31, 2001, the Company entered into a multi-year licensing agreement with a certain consumer electronics manufacturer, which also required the manufacturer to purchase IPG advertising over a four-year period. The Company, following guidance from SOP 97-2 and SAB No. 101, has determined that IPG advertising revenue should not be recognized and that such revenues should be recorded as a reduction in marketing expenses related to the licensing agreement. As a result, during the three and six-months ended June 30, 2002, revenue in the Interactive Platform sector decreased by $0.3 million and $.06 million, respectively.

Expenses

•	In allocating the purchase price for the acquisition of TV Guide, the Company recorded approximately $12.6 million in deferred subscription acquisition costs related to TV Guide magazine as an asset on the July 2000 purchase date. The Company deferred subscription acquisition costs in future periods and amortized such costs over a one-year period. The Company has determined that such costs did not meet the criteria for capitalization under Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs,” and should not have been capitalized. As a result of this restatement, the Company has (i) reversed the $12.6 million recorded on the opening balance sheet resulting in an increase to goodwill as of the acquisition date, (ii) written off advertising costs as incurred subsequent to that date, and Pre-tax income has increased for the three months ended June 30, 2002 and 2001 $1.0 million and $1.8 million respectively, and $2.1 million and $3.5 million for the six months ended June 30, 2002 and 2001, respectively.

•	During prior periods and the six months ended June 30, 2001, the Company recorded accruals to fund future marketing initiatives. During the three and six months ended June 30, 2002, $8.3 million and $8.7 million, respectively, in accruals were reversed into income because the Company determined that there was no basis for recording the liability and no amounts had been paid. The Company has also determined that no expense should have been recorded and has reversed the accrual. As a result of this restatement, pre-tax income has decreased by $8.3 million and increased by $0.5 million in the three months ended June 30, 2002 and 2001, respectively, and decreased by $8.7 million and increased by $0.5 million in the six months ended June 30, 2002 and 2001, respectively. Pre-tax income has also increased by $0.5 million in each of the three and six months ended June 30, 2001.

•

During the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2002, the Company capitalized patent prosecution costs and patent litigation costs. During the same periods, the Company recognized expenses relating to the amortization of patent prosecution costs and patent litigation costs. The Company has determined that it should not capitalize any patent prosecution or litigation costs and that such costs should be expensed as incurred. With respect to patent prosecution costs, the Company has determined that its underlying accounting records for patent prosecution costs were not sufficient to maintain accountability for the recorded assets or to make assessments relative to useful lives or potential impairment on individual patents or patent groups. With respect to patent litigation costs, the Company’s previous policy was to expense patent litigation costs as incurred. During the year ended March 31, 2000, the Company changed to a method to capitalize and amortize such costs over estimated useful lives, which constituted a discretionary change

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to a less preferable accounting method. The Company has expensed all such previously capitalized costs in the periods in which such costs were incurred. As a result of this restatement, pre-tax income has increased by $43.9 million and decreased by $10.8 million for the three months ended June 30, 2002 and 2001, respectively. In addition, pre-tax income has decreased by $10.8 million and $14.9 million in the three and six months ended June 30, 2001, respectively, and increased by $36.7 million and decreased by $14.8 million for the six months ended June 30, 2002 and 2001, respectively.

•	During the six months ended June 30, 2001, the Company accrued a liability for certain retailer promotion expenses. The Company has determined that there was insufficient substantiation for the amounts accrued and that the expenses should have been recorded at the time they were paid. As a result of this restatement, pre-tax income decreased by $6.7 million and increased by $6.7 million for the three months ended June 30, 2002 and 2001, respectively, and decreased $5.7 million and increased $2.7 million for the six months ended June 30, 2002 and 2001, respectively. In addition, pre-tax income has increased by $5.7 million and decreased by $3.7 million for the six months ended June 30, 2002 and June 30, 2001, respectively.

Stock Compensation

•	In January 1998, the Company granted options to purchase the Company’s common stock to its former CEO, which were subject to stockholder approval. The approval was obtained in March 1998. On the date of stockholder approval, the market price of the underlying stock exceeded the exercise price of the options by approximately $25 million. The Company has determined, under APB No. 25, that the $25 million excess constituted unearned compensation expense as of the date of stockholder approval. As a result of this restatement, $0.5 million in compensation expense has been recorded for the three months ended June 30, 2001, and $0.2 million and $1.2 million for the six months ended June 30, 2002 and 2001, respectively.

Investments

•	In June 2001, the Company wrote down the value assigned to an investment acquired by the Company as part of its acquisition of TV Guide in July 2000. The write-down was recorded as a $69.6 million reduction in goodwill through an adjustment to the purchase price allocation for TV Guide. The Company subsequently recognized an other-than-temporary impairment charge of $48.1 million on this same investment. The Company has determined that the $69.6 million write-down should have been charged against earnings, not goodwill, because the charge reflected an impairment in the value of the asset that occurred subsequent to the acquisition date. In addition, the Company has restated its accounting for the warrant portion of the investment, which was overvalued by $7 million, by adjusting goodwill in purchase accounting. Accordingly, the Company has recorded $59.4 million of the $69.6 million as a charge for the three and six months ended June 30, 2001, and has adjusted amortization expense for all periods subsequent to the TV Guide acquisition to reflect the offsetting increase to goodwill. As a result of this restatement, pre-tax income has decreased by $59.3 million for the three and six months ended June 30, 2001.

•

In May 2001, the Company entered into an agreement pursuant to which it received warrants to purchase an equity interest in the other party, in exchange for a long-term content and patent license expiring in 2019. The Company has exercised one of the warrants for a de minimus exercise price and owns approximately 17% of the equity of the other party. The Company retains warrants to purchase up to 51% of equity of the other party for an aggregate exercise price of $41.1 million. The warrants were recorded under the cost method at $10.8 million with an offset to deferred revenue. In subsequent years, the investment was written down as a result of an other-than-temporary decline in its value. The Company shares in certain revenues and other fees earned by the other party, and has the right to representation on its board of directors. The Company has determined that, as it had the ability to exercise significant influence at the time of the transaction, the equity method should be applied and the

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment should be recorded based on the consideration paid, which was de minimis. Accordingly, the initial entry to record the $10.8 million investment and related deferred revenue, and subsequent entry to write-off $5.2 million of carrying value in the investment in the warrants and to recognize license fee revenue over the term of the agreement have been reversed. As a result of this restatement, pre-tax income has increased by $3.5 million and $3.3 million for the three and six months ended June 30, 2002, respectively.

•	The Company received restricted shares from a licensee and did not record them. The Company has determined that it should record an investment for such shares and should subsequently record an other-than-temporary impairment of these shares and of its other investment in the licensee. As a result of this restatement, pre-tax income has decreased by $5.1 million for the three and six months ended June 30, 2001.

Impairment of Goodwill and Other Intangible Assets

•	As part of the Company’s purchase price allocation for its TV Guide acquisition consummated on July 12, 2000, with the assistance of an outside valuation expert, the Company allocated the purchase price to the acquired net assets, including identifiable intangibles and goodwill. The Company has determined that restatements are required to reflect (i) certain of the restatements noted above that impact the values of the assets acquired and liabilities assumed in the acquisition, and (ii) adjustments to the methodology used to determine the fair value of certain identifiable intangible assets which decreased by $109.6 million as of the acquisition date. Accordingly, amortization expense increased by $ 2.0 million for the three months ended June 30 , 2001, and decreased $8.1 million six for the months ended June 30, 2001.

•	As part of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, with the assistance of an outside valuation expert, the Company performed the required transitional assessment for impairment on goodwill and other indefinite-lived intangible assets, and recorded an impairment charge for the impairment as a cumulative effect of an accounting change. Also, during the second quarter of 2002, it was determined that impairment indicators existed on goodwill and certain other intangible assets, requiring the Company to perform an interim impairment assessment on these assets, as required by SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, with the assistance of an outside valuation expert. As the result of this interim impairment assessment, the Company recorded additional impairment charges on goodwill and other indefinite-lived and definite-lived intangible assets during the second quarter of 2002. The Company has determined that restatements are required to reflect (i) certain of the restatements noted above that impact the values of goodwill and other intangible assets as of January 1, 2002, and (ii) adjustments to the methodology used to determine the fair value of goodwill and certain other intangible assets. As the result of these restatements, the Company’s cumulative effect of an accounting change decreased by $1.1 billion and the Company’s interim impairment charge recorded in the six months ended June 30, 2002 increased $1.35 million. Accordingly, amortization expense decreased by $120.7 million for the six months ended June 30, 2002 and $231.4 million for the six months ended June 30, 2001.

Other

•	During the year ended March 31, 2000, the Company expensed $2 million with respect to investment banking services rendered but not paid for, in connection with two transactions that closed during the year, which were accounted for as pooling of interests. In 2001, in connection with another acquisition accounted for as a purchase, the Company re-characterized those fees as a direct cost of the later acquisition. The Company has determined that no re-characterization should have occurred and has reversed the $2 million credit to income recorded in March 31, 2001 and reduced goodwill by the same amount, thereby decreasing pre-tax income by $2.0 million in the six months ended June 30, 2001.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The Company has adjusted its income tax accounts to reflect appropriate amounts of its various tax liabilities, as well as to reflect the tax impacts of the restatement adjustments described in this footnote. As a result, the tax benefit has been decreased by $30.3 million and increased by $47.9 million for the three months ended June 30, 2002 and 2001, respectively, and decreased by $8.0 million and increased $42.0 million for the six months ended June 30, 2002 and 2001, respectively.

•	The Company has determined that the three and six months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001 and as of June 30, 2002 and December 31, 2001, certain restatements should also be made for numerous other items that are individually not material to the periods presented. These items include certain adjustments to accruals, reserves and timing changes in the recording of transactions and are reflected in the Unaudited Condensed Consolidated Financial Statements.

The Unaudited Consolidated Financial Statements as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 and notes thereto have been restated to include the items described above. The following financial statement line items were impacted:

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Restated June 30, 2002	As previously Reported June 30, 2002 (1)	Restated December 31, 2001	As previously Reported December 31, 2001 (1)
Marketable securities	$26,295	$29,248	$41,940	$42,212
Receivables, net	216,574	158,929	278,574	285,076
Deferred tax asset, net	37,596	23,402	28,500	14,957
Other current assets	29,685	31,404	31,117	38,391
Property and equipment, net	72,538	74,431	86,070	87,950
Total current assets	711,123	643,956	729,754	729,886
Goodwill	1,454,941	345,646	5,793,477	5,485,807
Indefinite-lived intangible assets	401,873	568,414	807,210	893,425
Finite-lived intangible assets, net	667,481	784,633	1,934,093	2,242,503
Marketable securities and other investments	79,488	79,432	102,025	107,569
Other assets	13,194	24,617	61,048	25,888
Total assets	3,400,638	2,521,129	9,341,514	9,573,028
Accounts payable and accrued expenses	135,246	225,767	172,378	285,761
Current portion of deferred revenue	234,888	234,394	254,824	261,420
Total current liabilities	447,407	537,434	489,403	609,382
Deferred tax liability	338,675	433,384	1,008,671	1,086,724
Deferred revenue, less current portion	178,025	86,990	192,746	109,507
Other liabilities	4,095	5,618	5,411	6,286
Additional paid in capital	8,390,677	8,363,205	8,387,761	8,360,289
Accumulated deficit	(6,104,324)	(7,052,249)	(982,666)	(838,638)
Accumulated other comprehensive income, net of tax	21,162	21,826	25,011	24,101
Total stockholders’ equity	2,207,472	1,232,739	7,374,254	7,490,100
Total liabilities and stockholders’ equity	3,400,638	2,521,129	9,341,514	9,573,028

(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002. Some of these previous restatements have been further adjusted in the current restatements reflected above.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Restated Three Months Ended June 30, 2002	As previously Reported Three Months Ended June 30, 2002 (1)	Restated Six Months Ended June 30, 2002	As previously Reported Six Months Ended June 30, 2002 (1)
Revenues	259,293	271,496	519,774	562,104
Operating expenses:
Operating expenses, excluding stock compensation and depreciation and amortization	201,234	212,362	408,431	406,856
Stock compensation	1,368	1,369	18,494	18,294
Depreciation and amortization	108,924	120,801	215,199	237,276
Impairment of intangible assets	1,294,301	1,259,147	1,305,339	1,259,147
	1,605,827	1,638,103	1,947,463	1,965,997
Operating loss	(1,346,534)	(1,366,607)	(1,427,689)	(1,403,893)
Interest expense	(1,909)	(2,897)	(3,406)	(5,521)
Other (expense) income, net	(2,484)	(9,125)	(10,950)	(17,380)
Loss before income taxes and cumulative effect of an accounting change	(1,350,927)	(1,378,629)	(1,442,045)	(1,426,794)
Income tax benefit	(464,944)	(495,239)	(508,424)	(516,464)
Loss before cumulative effect of an accounting change	(885,983)	(883,390)	(933,621)	(910,330)
Cumulative effect of an accounting change, net of tax	n/a	n/a	(4,188,037)	(5,303,281)
Net loss	(885,983)	(883,390)	(5,121,658)	(6,213,611)
Basic and diluted loss per share:
Loss before cumulative effect of an accounting change	n/a	n/a	(2.26)	(2.20)
Cumulative effect of an accounting change, net of tax	n/a	n/a	(10.14)	(12.84)
Net loss	n/a	n/a	(12.40)	(15.04)

(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002. Some of these previous restatements have been further adjusted in the current restatements reflected above.

	Restated Three Months Ended June 30, 2001	As previously Reported Three Months Ended June 30, 2001 (1)	Restated Six Months Ended June 30, 2001	As previously Reported Six Months Ended June 30, 2001 (1)
Revenues	294,662	272,912	585,861	617,635
Operating expenses:
Operating expenses, excluding stock compensation and depreciation and amortization	212,518	225,906	450,446	434,743
Stock compensation	8,012	8,557	18,367	17,157
Depreciation and amortization	235,295	232,861	470,902	473,863
Operating loss	(161,163)	(194,412)	(353,854)	(308,128)
Other (expense) income, net	(820)	(63,776)	(69,216)	1,054
Loss before income taxes and cumulative effect of an accounting change	(169,534)	(265,739)	(442,172)	(326,176)
Income tax benefit	(23,740)	(71,681)	(87,041)	(45,020)
Loss before cumulative effect of an accounting change	(145,794)	(194,058)	(355,131)	(281,156)
Net loss	(147,894)	(196,158)	(357,231)	(283,256)
Basic and diluted loss per share:
Loss before cumulative effect of an accounting change	(0.35)	(0.47)	(0.86)	(0.68)
Extraordinary loss on debt extinguishment, net of tax	(0.01)	(0.01)	(0.01)	(0.01)
Net loss	(0.36)	(0.48)	(0.87)	(0.69)

(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002. Some of these previous restatements have been further adjusted in the current restatements reflected above.

n/a means the line item was not impacted by the restatement.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Restated Three Months Ended June 30, 2002	As previously Reported Three Months Ended June 30, 2002 (1)	Restated Six Months Ended June 30, 2002	As previously Reported Six Months Ended June 30, 2002 (1)
Balance at beginning of period	$3,161,587	$2,182,134	$7,374,254	$7,490,100
Net loss	(885,983)	(883,390)	(5,121,658)	(6,213,617)
Other comprehensive income (loss), net of taxes	(4,532)	(2,406)	(3,849)	(2,275)
Other, principally shares issued pursuant to stock option plans, including tax benefit, and amortization of unearned compensation	(177)	(176)	22,148	21,948
Balance at end of period	$2,207,472	$1,232,739	2,207,472	$1,232,739

	Restated Three Months Ended June 30, 2001	As Previously Reported Three Months June 30, 2001	Restated Six Months Ended June 30, 2001	As Previously Reported Six Months Ended June 30, 2001
Balance at beginning of period	$7,864,022	$7,892,418	$8,019,418	$8,025,240
Net loss	(196,158)	(147,894)	(357,231)	(283,256)
Other comprehensive income (loss), net of taxes	3,044	(51)	(5,563)	(11,130)
Total comprehensive loss	(193,114)	(147,945)	7,656,624	(294,386)
Other, principally shares issued pursuant to stock option plans, including tax benefit and amortization of unearned compensation	19,854	19,309	34,138	32,928
Balance at end of period	$7,690,762	$7,763,782	$7,690,762	$7,763,782

(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002. Some of these previous restatements have been further adjusted in the current restatements reflected above.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Restated June 30 2002	As Previously Reported June 30 2002(1)	Restated June 30 2001	As Previously Reported June 30 2001(1)
Net loss	(5,121,658)	(6,213,611)	(357,231)	(283,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of an accounting change, net of tax	4,188,037	5,303,281	n/a	n/a
Depreciation and amortization	215,199	237,276	470,902	473,863
Deferred income taxes	(541,899)	(551,541)	(105,676)	(92,805)
Stock compensation expense	18,494	18,294	18,367	17,157
Write-down of capitalized patent litigation costs	n/a	44,424	n/a	n/a
Impairment of intangible assets	1,305,339	1,259,147	n/a	n/a
Investment write down	17,676	12,216	76,657	4,000
Changes in operating assets and liabilities:
Receivables	115,161	125,351	52,674	43,540
Other assets	(3,226)	8,557	2,217	8,973
Accounts payable, accrued expenses and other liabilities	(22,923)	(43,314)	(34,361)	234
Deferred revenue	(35,304)	(49,150)	(27,162)	(58,108)
Net cash provided by operating activities	137,046	153,080	106,069	123,280
Cash flows from investing activities:
Additions to property, plant and equipment	(4,656)	(4,739)	(10,963)	(12,122)
Additions to intangible assets	(2,270)	(18,221)	(54)	(17,090)
Net cash provided by (used in) investing activities	17,018	984	98,186	79,991
Cash flows from financing activities:
Distributions to minority interests	(9,583)	(9,857)	(8,768)	(8,768)
Net cash used in financing activities	(102,731)	(103,005)	(257,445)	(257,445)
Effect of exchange rate changes on cash and cash equivalents	390	664	n/a	n/a
Cash and cash equivalents at end of period	349,640	400,973	433,958	433,958

(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002. Some of these previous restatements have been further adjusted in the current restatements reflected above.
n/a	means the line item was not impacted by the restatement.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)     Significant Developments

The Company’s normal and customary business practice is to assess whether certain events necessitate a change in assumptions and estimates as they relate to its established accounting policies on revenue recognition, allowances and the carrying value of intangible assets. The Company has assessed the impact of certain recent events to determine their effect on the Company’s financial results.

On June 21, 2002, an Administrative Law Judge issued a Final Initial Determination in a United States International Trade Commission (“ITC”) proceeding denying the Company’s request for an exclusionary order to prevent further importation of certain set-top boxes containing interactive program guides (“IPGs”) which the Company believes infringe some of its patents. The ITC determined not to review this decision on August 29, 2002. On July 2, 2002, the United States District Court for the Western District of North Carolina in the legal proceeding SuperGuide Corporation v. DirecTV Enterprises, Inc., et al (the “SuperGuide case”) ruled that certain of the defendants’ products did not infringe the SuperGuide Patents, and on July 25, 2002, the court dismissed all remaining claims in the case. The Company was a third party defendant in this matter and had joined in SuperGuide’s infringement allegations against EchoStar Communications Corporation and SCI Systems, Inc. (“EchoStar”). The Company has now appealed the SuperGuide and ITC rulings. (See Note 11.)

The Company assessed the impact of these rulings on its assumptions and estimates in applying its accounting policies as follows:

Under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“Statement 142”), goodwill and indefinite-lived intangible assets must be tested on an interim basis if events or circumstances indicate that the estimated fair value of the assets has decreased below its carrying value. Also, under the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), the Company is required to record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In view of the above-mentioned adverse ruling in the ITC proceeding and the additional fact that the Company has experienced a sustained decline in its market capitalization (expressed as its share price multiplied by the number of shares outstanding) during 2002 from $11.5 billion at January 1, 2002 to $2.2 billion at June 30, 2002, the Company performed an interim impairment analysis of its goodwill, indefinite-lived intangible assets and certain finite-lived intangible assets as of June 30, 2002, with the assistance of a third-party valuation expert, with the following results:

Based on an interim impairment analysis under Statement 142, the Company recorded pre-tax impairment charges to its goodwill and trademark of $22.8 million and $24.0 million, respectively, during the quarter ended June 30, 2002. These charges were recorded as operating expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations. (See Note 5.)

Based on an impairment analysis under Statement 144, the Company recognized a pre-tax impairment loss of $1,060.5 million during the quarter ended June 30, 2002, after it was determined that the carrying value of certain finite-lived intangible assets exceeded their fair value. (See Note 5.)

(4)     Accounting Change—Goodwill and Intangible Assets

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company, primarily through the acquisition of TV Guide, Inc. (“TV Guide”) on July 12, 2000, has a significant amount of goodwill and indefinite-lived intangible assets, consisting of trademark and publishing rights.

In connection with the adoption of Statement 142, the Company determined that the Company’s trademark, trade name and publishing rights have indefinite useful lives. Pursuant to the transitional rules of Statement 142, the Company performed an impairment test of these assets, which resulted in an impairment charge of $369.0 million ($223.2 million, net of tax,) as of January 1, 2002. The impairment charge represents the excess of the carrying amount of trademarks and publishing rights over its estimated fair value as determined by the Company, with the assistance of third party valuation experts, utilizing the relief from royalty valuation method. This method estimates the benefit to the Company resulting from owning rather than licensing the trademark. The pre-tax charge impacted the Company’s segments as follows: Technology and Licensing, $142.3 million; Interactive Platform, $167.8 million; and Media and Services, $58.9 million.

Also in connection with the adoption of Statement 142, the Company completed the transitional goodwill impairment test during the second quarter of 2002 and recorded an impairment charge of $3,964.8 million, or $(9.66) per basic and diluted share, as of January 1, 2002. A third party valuation expert, considering both income and market approaches, estimated the enterprise values of certain reporting units. The impaired goodwill is not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the impairment charge. The charge impacted the Company’s segments as follows: Technology and Licensing, $1,305.0 million; Interactive Platform, $2,089.8 million; and Media and Services, $570.0 million.

In total, the charges to goodwill and indefinite-lived intangible assets have been recorded as the cumulative effect of an accounting change in the amount of $4,188.0 million, net of tax, or $(10.14) per basic and diluted share as of January 1, 2002 in the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

	Restated Three Months Ended June 30,		Restated Six Months Ended June 30,
	2002	2001	2002	2001
Reported loss before cumulative effect of an accounting change	$(885,983)	$(194,058)	$(933,621)	$(357,231)
Add back: Goodwill amortization	—	101,984	—	225,262
Add back: Indefinite-lived intangible assets amortization, net of tax	—	4,187	—	8,374

Adjusted loss before cumulative effect of an accounting change	$(885,983)	$(87,887)	$(933,621)	$(123,595)

Basic and diluted loss per share before cumulative effect of an accounting change:
Reported	$(2.15)	$(0.47)	$(2.26)	$(0.87)
Add back: Goodwill amortization	—	0.25	—	0.55
Add back: Indefinite-lived intangible assets amortization, net of tax	—	0.01	—	0.02

Adjusted basic and diluted loss per share before cumulative effect of an accounting change	$(2.15)	$(0.21)	$(2.26)	$(0.30)

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill and intangible assets with indefinite lives for the six months ended June 30, 2002 and 2001 are as follows (in thousands):

	Restated 2002			Restated 2001
	Goodwill	Trademark and Trade Name	Publishing Rights	Goodwill	Trademark and Trade Name	Publishing Rights
Balance at December 31,	$5,633,183	$647,388	$147,953	$6,247,443	$662,165	$158,886
Current period additions and adjustments to purchase price allocation	(6,623)	2,500	—	(228,704)	—	—
Amortization expense	—	—	—	(225,262)	(8,375)	(5,466)
Transitional impairment charge	(3,964,812)	(346,016)	(22,952)	—	—	—
Interim impairment charge (Note 5)	(206,807)	(27,000)	—	—	—	—

Balance at June 30,	$1,454,941	$276,872	$125,001	$5,793,477	$653,790	$153,420

In conjunction with the adoption of Statement 142, the Company reassessed the useful lives and residual values of its finite-lived intangible assets acquired in purchase business combinations and determined that no revisions were necessary. Intangible assets with finite lives at June 30, 2002 and December 31, 2001 are as follows (in thousands):

	Cost	Accumulated Amortization	Net Balance	Amortization Period (Years)
June 30, 2002—Restated
Intangible assets with finite lives:
Contracts (Note 5)	$582,416	$(324,482)	$257,934	5-10
Customer lists	732,780	(431,758)	301,022	3-5
Patents (Note 9)	134,235	(25,710)	108,525	5-15
Other	787	(787)	—	5

Total finite-lived intangible assets	$1,450,218	$(782,737)	$667,481

December 31, 2001—Restated
Intangible assets with finite lives:
Contracts	1,641,000	(242,031)	1,398,969	5-10
Customer lists	732,780	(321,504)	411,276	3-5
Patents	143,701	(21,266)	122,435	5-15
Other	2,000	(587)	1,413	5

Total finite-lived intangible assets	2,519,481	(585,388)	1,934,093

Amortization expense (restated) was $98.7 million and $225.8 million for the six months ended June 30, 2002 and 2001, respectively. Estimated amortization expense (restated) for the remainder of 2002 and the succeeding five years is expected to be as follows: $131.0 million—2002 (remainder); $176.0 million—2003; $77.6 million—2004; $59.5 million—2005; $39.8 million—2006; and $39.8 million—2007.

(5)  Impairment Charges—Restated

In accordance with Statement 144, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the second quarter of 2002, the initial determination of the Administrative Law Judge in the ITC proceeding and a sustained decline in the Company’s market capitalization triggered an interim assessment by the Company to determine whether certain of its finite-lived intangible assets may be impaired. Accordingly, the Company estimated the undiscounted future net cash flows to be generated by these finite-lived intangible assets to be less than their carrying amount of $1,326.5 million. The cash flow projections related to these finite-lived intangible assets as of June 30, 2002 reflect certain anticipated changes in the Company’s advertising delivery mechanism on TV Guide Interactive and anticipated consolidation in the cable television industry. The Company, with the assistance of a third party valuation expert, then estimated the fair value of these finite-lived intangible assets at $266.0 million using the traditional approach under Statement 144 as a measure of fair value. This resulted in a pre-tax impairment loss of $1,060.3 million.

Under Statement 142, in addition to an annual test, goodwill and indefinite-lived intangible assets must be tested on an interim basis if events or circumstances indicate that the estimated fair value of the asset has decreased below its carrying value. During the second quarter of 2002, the Initial Determination of the Administrative Law Judge in the ITC proceeding and the sustained decline in the Company’s market capitalization triggered an interim assessment by the Company to determine whether the fair value of goodwill and indefinite-lived intangible assets may be less than their carrying values as of June 30, 2002. The Company, with the assistance of a third-party valuation expert, estimated the fair values of the Company’s indefinite-lived intangible assets and certain reporting units as of June 30, 2002. As a result, the Company determined that impairment charges of $206.8 million and $27.0 million should be recorded to goodwill and trademark, respectively.

(6)  Reclassification—Cooperative Advertising and Product Placement Costs—Restated

In November 2001, the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 01-09, which is effective for periods commencing after December 31, 2001, clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor’s customers. As a result of the Company’s adoption of the EITF consensus, certain of the Company’s cooperative advertising and product placement costs previously classified as operating expenses have been reflected as a reduction of revenues earned from that activity. Where applicable, amounts presented in prior periods have been reclassified to comply with the income statement classifications for the current period. Approximately $4.1 million and $7.7 million of cooperative advertising and product placement costs previously classified as expenses have been reflected as a reduction of revenues in the income statement for the three and six-month periods ended June 30, 2001, respectively.

(7)  Acquisitions and Sales—Restated

TV Guide—Purchase Reserves

For the six months ended June 30, 2002, approximately $9.4 million ($7.4 million in third-party contract termination costs and $1.8 million in separation costs) has been charged against the reserve for third-party contract termination and separation costs included in the purchase price allocation from the acquisition of TV Guide. Additionally, for the same period, the reserve was reduced by approximately $2.4 million and credited against goodwill. The reserve had an outstanding balance of $17.0 million at December 31, 2001. See the Company’s Annual Report on Form 10-K/A (amendment 16.3) for the year ended December 31, 2001 for a description of the transaction. The Company expects that the remaining reserve for third-party contract termination and separation costs of $5.2 million will be expended during 2002.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WGN Superstation Transaction

In April 2001, the Company sold the business that distributes the WGN Superstation signal for $106 million in cash. No gain or loss was recognized as a result of the transaction. Concurrent with this transaction, the Company received a $100 million advertising commitment from the acquirer pursuant to which the Company will be required to run advertising until 2007. The business that distributes the WGN Superstation signal was originally acquired by the Company in July 2000 as part of its acquisition of TV Guide. Because the April 2001 transaction included the sale of assets an advertising revenue commitment, this multiple-element transaction was covered by both APB 16, “Business Combination”, and our revenue recognition policy on multiple-element arrangements. As a result, $10 million has been ascribed to the magazine advertising as the advertising is run, and element and the remainder of the value ($75 million on a discounted basis) has been ascribed to the book value of the assets sold and $15.0 million will be recognized as interest income over the next six-year contract term. At June 30, 2002 the Company had a receivables related to this transaction of $59.9 million. As there is no persuasive or objective evidence of change in economic value of the assets sold during the period of their ownership by the Company, there is no gain or loss from the disposal recorded through the Company’s income statement and the adjusted distribution asset value is recorded as part of the purchase price allocation of the TV Guide transaction for accounting purposes. Interest income during the three months ended June 30, 2002 and 2001, totaled $1.0 million and $1.2 million, respectively, and $2.2 million and $1.2 million in the six months ended June 30, 2002 and 2001, respectively.

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

Assets
Current assets	$8,464
Property and equipment	7,207
Intangible assets	2,000
Other assets	23
Goodwill	66,355

84,049
Liabilities
Current liabilities	33,961

Net purchase price	$50,088

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company finalized its allocation of the purchase price to the fair value of the acquired trade name at $4.5 million. The trade name is considered an indefinite-lived intangible asset and is not subject to amortization.

The Company finalized its allocation of goodwill ($66.4 million) to its applicable reporting unit in accordance with Statement 142. Goodwill generated in this transaction is not subject to amortization in accordance with Statement 142 and is not deductible for tax purposes. In connection with the adoption of Statement 142, the Company recorded an impairment charge of $37.7 million as of January 1, 2002 related to the goodwill from the acquisition of SkyMall. The goodwill balance at September 30, 2002 from this acquisition was $24.0 million (see Note 4).

The following unaudited pro forma Financial Information reflects the Company’s results of operations for the three and six-month periods ended June 30, 2001 as though the SkyMall transaction had been completed as of January 1, 2001 (in thousands, except per share amounts):

	Restated Three Months Ended June 30,		Restated Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$259,293	$272,912	$519,774	$585,861
Net loss	(885,983)	(196,158)	(5,121,658)	(357,231)
Basic and diluted loss per share	(2.15)	(0.48)	(12.40)	(0.87)

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

(8)  Receivables, net

At June 30, 2002, approximately $46.9 million, or 22%, of the Company’s net receivables are due from five entities.

(9)  Credit Arrangements

The Company’s wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year term loan, both expiring in February, 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.84% at June 30, 2002) either at the banks’ prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide’s subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide’s ability to pay dividends to Gemstar tied to TV Guide’s leverage ratio. This restriction does not apply to Gemstar’s ability to pay dividends. As of June 30, 2002, TV Guide had available borrowing capacity under the six-year revolving credit facility of $160.6 million. Principal payments of $45 million in the remainder of 2002, $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings at June 30, 2002 were $138.4 million under the revolving credit facility and $158.0 million under the term loan. At June 30, 2002, the Company had an outstanding letter of credit issued under the revolving credit facility for $1.0 million. The Company has determined that there is a reasonable likelihood that TV Guide will be unable to maintain compliance with a financial covenant in its term loan agreement during the coming twelve months. The Company is currently evaluating options to maintain compliance or mitigate the effects of any noncompliance.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is a party to a loan guaranty to assist a printing services supplier in obtaining a line of credit and term loans with a bank. The maximum exposure to the Company created by this guaranty is $10.0 million.

(10)  Legal Proceedings

The following is a description of material legal proceedings known to the Company that have been filed subsequent to the Company’s Form 10-K for the year ended December 31, 2001 and Form 10-Q for the period ended March 31, 2002 or material proceedings previously described in such filings that have undergone significant changes.

On April 26, 1999, the MDL Panel ordered that certain patent infringement lawsuits be coordinated or consolidated for pretrial proceedings in the Northern District of Georgia (the “MDL Transfer Order”). These lawsuits are more fully described in the Company’s Form 10-K filing, as amended, for the year ended December 31, 2001. These cases involve Scientific-Atlanta and Pioneer Corporation, among other parties and involve several patents. On August 30, 2002, the Company received an Order from that court finding that two of the patents involved in these cases were not infringed by certain digital set-top box products produced by Scientific-Atlanta and Pioneer. On November 4, 2002, the court ruled that the remaining Scientific-Atlanta and Pioneer products at issue in this proceeding were not infringed by the two patents that were the subject of the August 30th ruling. The Company intends to seek review of these decisions at the appropriate juncture.

The MDL proceedings also involve three patents which were involved in a case in the United States District Court for the Western District of North Carolina entitled SuperGuide Corporation v. DirecTV Enterprises, Inc. et al., described more fully herein. The Company is a third-party defendant in the SuperGuide case and has joined in SuperGuide’s infringement allegations against EchoStar. In two orders dated July 2, 2002 and July 25, 2002, the North Carolina court ruled that the products of the defendants in the SuperGuide case, including EchoStar’s did not infringe the patents at issue. This ruling was based in part on a previous ruling of that court interpreting the scope of the patents at issue.

On October 25, 2002, the Georgia court hearing the MDL cases ruled that it was obligated to accept the North Carolina court’s previous ruling interpreting the scope of the patents at issue without deciding whether the underlying ruling was correct as a matter of law. The Georgia court has not ruled on Scientific-Atlanta’s infringement of these three patents under this interpretation. The Company has previously announced that it is appealing the SuperGuide case to the United States Court of Appeals for the Federal Circuit.

On October 18, 1999, a former employee of ODS Technologies, L.P. (“ODS”), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in the U.S. District Court in the Southern District of Florida, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint sought an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. On April 22, 2002, the court granted ODS and TV Guide summary judgment dismissing the case. The former employee appealed the grant of summary judgment, but the appeal subsequently was dismissed. The plaintiff has filed a motion for reinstatement and this case is currently pending on appeal.

On January 18, 2000, the Company’s StarSight subsidiary filed a patent infringement action against TiVo Inc. (“TiVo”) in the U.S. District Court for the Northern District of California. The suit claims, among other matters, that TiVo willfully infringed certain StarSight intellectual property by virtue of TiVo’s deployment, marketing, offers to sell and sale of personalized video recorder devices containing an unlicensed IPG. StarSight is seeking an injunction and monetary damages. On February 25, 2000, TiVo answered StarSight’s Complaint, and also filed counterclaims against the Company and StarSight alleging, among others, that the Company has violated federal antirust law and the California unfair business practices act. In its counterclaims, TiVo seeks,

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

among other relief, damages and an injunction. On August 5, 2002, the court entered a stipulation at the parties’ request to stay the proceeding pending resolution of the investigation before the ITC, described below, and the court has accepted that agreement. After the resolution of any and all appeals stemming from the ITC investigations (including any appeal to the United States Court of Appeals for the Federal Circuit), we expect the court will be notified of this fact and expect the case to be re-activated at that point.

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

On February 14, 2001, the Company and its StarSight subsidiary filed a complaint requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337 (“Section 337”), regarding imports of certain set-top boxes and components thereof. The complaint alleges that Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., Scientific-Atlanta, Inc., and EchoStar (collectively “Respondents”), are violating Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or sale in the United States after importation, of set-top boxes and/or components that infringe, directly, contributorily or by inducement, of certain patents owned by the Company. The complaint requests an order excluding from entry into the United States all imported set-top boxes and components that infringe, directly, contributorily or by inducement, any claims of the patents in suit, and directing Respondents to cease and desist from importing, marketing, advertising, demonstrating, warehousing, distributing, selling and/or using set-top boxes or components that so infringe. On or about March 16, 2001, the ITC instituted the requested investigation referred to as “In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation No. 337-TA-454 (ITC)”. An administrative hearing was held during December 2001. On June 21, 2002, the Administrative Law Judge issued his initial determination (“ID”), finding that all of the patents were valid, that none of the patents at issue had been infringed by any of the Respondents, that one of the patents at issue was unenforceable both because it had been misused by the Company and also because a co-inventor had not been named on the patent, and that the Company failed to establish the technical prong of the ITC’s domestic industry requirement, which requires the Company to practice its inventions covered by the patents in suit. The Company believes the ID is erroneous in many respects and that the proper application of the law does not support it. On July 5, 2002, the Company and StarSight filed their Petition for Review by the ITC of the ID. Respondents and ITC Staff also filed Petitions for Review of certain aspects of the ID. On August 29, 2002, the ITC determined not to review the ID and entered an

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional finding with regard to the technical prong of the domestic industry requirement on one claim of one of the patents. The Commission took no position on the patent misuse findings of the Administrative Law Judge. The Company filed a notice of appeal of the ITC determination to the United States Court of Appeals for the Federal Circuit on October 25, 2002.

On March 23, 2001, Gemstar Development Corporation, a wholly owned subsidiary of the Company, was added as a third-party defendant in the lawsuit of SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the U.S. District Court for the Western District of North Carolina. The original claims brought by SuperGuide Corporation against the defendants in this lawsuit are for patent infringement with respect to three patents (the “SuperGuide Patents”). In 1993, Gemstar Development Corporation received a license to the SuperGuide Patents from SuperGuide Corporation within certain defined fields of use. Defendants asked the court to join Gemstar Development Corporation to these proceedings as a necessary party. After it was added as a party, Gemstar Development Corporation brought claims for declaratory relief and breach of contract against SuperGuide in this lawsuit relating to the 1993 license agreement between SuperGuide and Gemstar Development Corporation. In addition, Gemstar Development Corporation has asserted claims against EchoStar for infringing the SuperGuide Patents within Gemstar’s defined fields of use. By orders dated July 2, 2002 and July 25, 2002, the District Court granted defendants’ motion for summary judgment finding that defendants do not infringe the SuperGuide Patents based upon the manner in which the court previously construed the SuperGuide Patents and dismissed all remaining claims in the case without prejudice. The Company has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.

On November 2, 2001, Thomson multimedia, Inc. (“Thomson”) sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No.  00-1020 (GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In addition to its claim for declaratory relief (discussed above), Thomson has now also added a claim for antitrust violations under federal and state law. On April 22, 2002, Thomson also filed a tag-along notice with MDL Panel requesting that this entire action be transferred to Georgia for coordinated pretrial proceedings with the MDL proceedings discussed in the Company’s Form 10-K, as amended, for the period ended December 31, 2001. On June 3, 2002, the MDL Panel issued a Conditional Transfer Order and Simultaneous Separation and Remand of Certain Claims conditionally transferring Thomson’s antitrust claims to Georgia, but separating and remanding the balance of the claims in this case to Delaware. In response, Thomson filed a motion with the MDL Panel to transfer the entire case to Georgia. On October 16, 2002, the MDL Panel issued an Order of Transfer and Simultaneous Separation and Remand of Certain Claims in which it denied Thomson’s motion to transfer the entire case to Georgia. In so ruling, the MDL Panel adopted its decision in the June 3, 2002 Conditional Transfer Order and transferred Thomson’s antitrust claims to Georgia, but separated and remanded the balance of the claims in this case to Delaware.

On November 30, 2001, Thomson initiated an arbitration with the American Arbitration Association against the Company. The Statement of Claims filed by Thomson alleges that the Company has breached certain obligations under a group of agreements signed by the parties as of December 31, 1999 relating to a joint venture between the parties for revenue sharing of advertising on electronic programming guides. On January 7, 2002, the Company filed an Answering Statement and Counterclaim denying all allegations of the claims filed by Thomson and asserting counterclaims against Thomson and Thomson multimedia, S.A. (“Thomson S.A.”) alleging, among other things, that Thomson S.A. had breached certain of its obligations under one of the agreements signed by the parties as of December 31, 1999 relating to the introduction of electronic programming

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guides in Europe. In May 2002, the Company signed a Letter of Intent with Thomson, and the arbitration was stayed pending the execution of a definitive agreement. The arbitration has been dismissed without prejudice by the American Arbitration Association.

In April and May 2002, the Company and its principal executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934 (the “1934 Act”) and the Securities Act of 1933 (the “1933 Act”). Also named in several of the complaints is The News Corporation Limited (“News Corporation”), a shareholder of the Company. The complaints name some or all of the same parties as defendants, and purport to state claims on behalf of all persons who purchased the Company’s common stock during various periods, the broadest of which is August 11, 1999 through April 4, 2002. More particularly, the alleged claims are brought under Sections 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5. The essence of the allegations is that the defendants allegedly intentionally failed to properly account for revenue accrued from Scientific-Atlanta; failed to properly account for a non-monetary transaction, pursuant to which intellectual property rights were obtained, in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with the Company’s acquisition of TV Guide, Inc. Plaintiffs allege that this had the effect of materially overstating the Company’s reported financial results. Pursuant to the parties’ stipulation, the District Court has consolidated all of the lawsuits (and any subsequently filed lawsuits) into one case known as In re Gemstar-TV Guide International Securities Litigation, Master File No. 02-2775, NM (PLAx) (C.D. Cal.). Several groups of plaintiffs and their counsel filed motions to be appointed lead plaintiff and lead plaintiff’s counsel. Pursuant to an amended order dated August 9, 2002, the Court appointed the Teachers Retirement System of Louisiana and the General Retirement System of the City of Detroit as co-lead plaintiffs, and appointed Bernstein, Litowitz, Berger & Grossman, L.L.P., as lead plaintiffs’ counsel. Plaintiff Georgica Advisors has requested that the court reconsider that decision and appoint it as lead plaintiff. The motion is scheduled to be heard on November 18, 2002. Lead plaintiffs are expected to file their consolidated complaint on or before December 12, 2002. Defendants’ response to the consolidated complaint is expected to be due on or before February 14, 2003. In addition, an Oklahoma limited partnership filed a lawsuit in the United States District Court for the Northern District of Oklahoma on October 7, 2002 against some of the same defendants, including the Company, based on the same core allegations and purported causes of action alleged in the consolidated class action. Also, the Company learned on or about November 1, 2002 that, based on these same core allegations, a separate lawsuit was filed in the federal district court for the Central District of California against the Company and some of the same defendants. The lawsuit alleges state law based derivative claims, including those based on various breaches of fiduciary duty. The Company intends to defend these actions vigorously.

In April and May 2002, the Company, along with several of its principal executive officers and directors, were also sued in four purported shareholder derivative actions. Three of these actions were filed in the Superior Court of the State of California for the County of Los Angeles and one action was filed in the Count of Chancery of the State of Delaware, County of New Castle. These purported derivative lawsuits allege various breaches of fiduciary duty and violations of the California Corporations Code based upon the same general set of alleged facts and circumstances as the federal shareholder suits. Pursuant to the parties’ stipulation, the California actions have been consolidated into one case before a single judge. Plaintiffs are required to file their consolidated amended complaint by late December 2002. On October 31, 2002, the Company was served with another purported shareholder derivative action, this one in the United States District Court for the Central District of California, based upon the same general set of alleged facts and circumstances. The Company intends to defend the actions vigorously.

On August 22, 2002, Scientific-Atlanta filed an adversary complaint in the United States Bankruptcy Court for the Northern District of California. The Complaint alleged that by seeking to acquire certain assets (including certain patents) owned by DIVA Systems Corporation (“DIVA”), the Company would be in violation of a federal

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

antitrust statute, Clayton Act §7, 15 U.S.C. § 18. DIVA currently is a debtor-in-possession pursuant to Chapter 11 of the bankruptcy code. Also on August 22, 2002, Scientific-Atlanta filed a tag along notice with the MDL Panel, seeking to have its complaint concerning the acquisition of DIVA assets transferred to the U.S. District Court for the Northern District of Georgia, the court overseeing the cases subject to the MDL Transfer Order described above. On October 2, 2002, the Bankruptcy Court dismissed Scientific-Atlanta’s adversary complaint. Shortly thereafter, Scientific-Atlanta notified the MDL Panel that the Bankruptcy Court had dismissed its adversary complaint.

On September 6, 2002, TV Guide Distribution, Inc. (“TVGD”), together with six other plaintiffs comprising national distributors of magazines, filed an action entitled TV Guide Distribution, et al. v. Ronald E. Scherer et al., in the Court of Common Pleas, Franklin County, Ohio (Case No. 02CVH09 9891). The complaint named more than thirty defendants, made up of principals and shareholders of United Magazine Company, Inc. (“Unimag”) and their affiliates, regional wholesalers of magazines that went out of business in September 1999, leaving more than $100 million of outstanding receivables due and owing to the national distributor plaintiffs. The complaint alleges that defendants engaged in a course of conduct that violated Ohio statutes prohibiting fraudulent conveyances and other unlawful payments designed to hinder, delay or defraud TVGD and the other plaintiffs, Unimag’s creditors. An initial status conference was scheduled for November 21, 2002. See the Company’s Form 10-Q, as amended, for the quarter ended March 31, 2002 for a discussion of other ongoing litigation involving Unimag and TVGD.

On September 25, 2002, the Company notified DIVA that it had elected not to proceed with the purchase of DIVA’s assets. In response, on September 30, 2002, DIVA filed an adversary complaint against the Company for breach of contract and other claims purportedly based upon the Company’s decision not to acquire DIVA’s assets. After DIVA filed its complaint, at DIVA’s request, the Bankruptcy Court ordered an expedited trial on DIVA’s claims against the Company for breach of contract and specific performance. Trial of these claims was scheduled to begin in late October 2002. However, on October 17, 2002, DIVA withdrew its request for an expedited trial, and agreed to dismiss its specific performance claim. On October 17, 2002, the Company responded to certain of DIVA’s claims denying liability to DIVA, including any liability purportedly based upon the Company’s decision to terminate the asset purchase agreement. At the same time, the Company filed counterclaims against DIVA and Scientific-Atlanta for declaratory relief relating to the Company’s decision not to purchase DIVA’s assets. Now that the Bankruptcy Court has vacated the expedited trial date, the parties are in pretrial proceedings. On November 1, 2002, DIVA filed a First Amended Complaint against the Company and certain of its senior executives. This First Amended Complaint adds additional claims purportedly based upon the DIVA purchase agreement, as well as the Company’s decision not to acquire DIVA’s assets.

On November 6, 2002, Scientific-Atlanta (“S-A”) and PowerTV, Inc. (“PowerTV”) filed a counterclaim against the Company and certain of its subsidiaries in a case captioned Personalized Media Communications, L.L.C. v. Scientific-Atlanta, Inc., and PowerTV, Inc., United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 02-CV-824 (CAP). At that time, S-A asserted declaratory relief claims against the Gemstar parties seeking a declaration of noninfringement, invalidity and unenforceability of certain patents as to which the Company is a licensee. On November 6, 2002, S-A also filed a motion with the MDL Panel to transfer this action to Delaware for consolidation of pretrial proceedings with the Pegasus Development Corporation, et al. v. DirecTV, Inc., et al. matter discussed above.

On November 7, 2002, the Company received a letter from the United States Department of Justice (“DOJ”). The DOJ has indicated they believe that Gemstar International Group Limited and TV Guide, Inc. engaged in unlawful coordination of activities prior to their merger on July 12, 2000. The Company has reason to believe that the DOJ may initiate an action against the Company under federal antitrust laws in the near future. The DOJ has also indicated that it would be willing to enter into negotiated agreement with the Company and has provided the Company with a possible settlement structure, including the imposition of a fine and certain other conditions and restrictions.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)  Related Party Transactions

In connection with the acquisition of TV Guide in 2000, News Corporation became a stockholder of the Company. As of June 30, 2002, News Corporation directly and indirectly owns approximately 43% of the Company’s outstanding common stock and has the right to designate six directors on the Company’s board. The Company earned advertising revenues of $3.9 million and $5.3 million for the three months ended June 30, 2002 and 2001, respectively, and $8.5 million and $12.8 million for the six months ended June 30, 2002 and 2001, respectively, from entities controlled by News Corporation. In addition, the Company acquired programming from News Corporation controlled entities of $1.1 million and $2.9 million for the three months ended June 30, 2002 and 2001, respectively, and $2.8 million and $5.5 million for the six months ended June 30, 2002 and 2001, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corporation. As of June 30, 2002 and December 31, 2001, the Company had receivables due from News Corporation controlled entities totaling $1.9 million and $4.6 million, respectively, and payables due to News Corporation controlled entities totaling $149,000 and $302,000, respectively. The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $927,000 and $(83,000) for the three months ended June 30, 2002 and 2001, respectively, and $2.0 million and $1.2 million for the six months ended June 30, 2002 and 2001, respectively. Expenses for the three and six month periods ended June 30, 2001 included a rent and facilities credit of $345,000 from News Corporation. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

Liberty Media Corporation (“Liberty Media”), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corporation. For the period April 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, and the period from January 1, 2001 to May 2, 2001, the Company purchased programming from Liberty Media controlled affiliates of $1.2 million and $4.5 million, respectively. During the same periods, the Company also sold video, program promotion and guide services of $1.7 million and $6.7 million, respectively, to AT&T Broadband and Internet Services (“BIS”) and its consolidated affiliates. In addition, during the same periods, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $642,000 and $2.4 million, respectively. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

The Company has included in the amounts discussed above transactions with News Corporation, BIS, and Liberty Media and all known entities in which BIS, Liberty Media and News Corporation have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corporation own, directly or indirectly, 50% or less.

(12)  Segment Information

The Company organizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company’s technologies include the video recording technology currently marketed under the VCR Plus+ system brand, interactive program guides marketed under the GUIDE Plus+ and TV Guide Interactive and the electronic book technology currently marketed under the Gemstar eBook and other brands) the Interactive Platform Sector, which is responsible for advertising brand and e-commerce on the Company’s proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG Network, SkyMall catalog sales, Superstar/Netlink Group, UVTV, SpaceCom and other non-interactive platforms and media properties segments.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s reportable segments are strategic business units that offer different products and services and compete in different industries. The Company’s chief operating decision maker uses EBITDA (operating income before stock compensation, depreciation and amortization, and impairment of intangible assets) to evaluate the performance of the three segments. Assets of the reportable segments are not relevant for management of the businesses.

Segment information for the three and six-month periods ended June 30, 2002 and 2001 is as follows (in thousands):

	Restated Three Months Ended June 30,		Restated Six Months Ended June 30,
	2002	2001	2002	2001
Technology and Licensing Sector
Revenues(4)	$47,739	$33,949	$85,927	$82,734
Operating expenses(1)(3)(4)	18,166	33,937	43,676	59,153

EBITDA(2)	$29,573	$12	$42,251	$23,581

Interactive Platform Sector
Revenues	$11,051	$5,395	$20,110	$12,477
Operating expenses(1)(3)	17,905	19,121	33,157	33,476

EBITDA(2)	$(6,854)	$(13,726)	$(13,047)	$(20,999)

Media and Services Sector
Revenues(3)	$200,503	$233,568	$413,737	$490,650
Operating expenses(1)(3)	165,163	172,848	331,598	357,817

EBITDA(2)	$35,340	$60,720	$82,139	$132,833

Consolidated
Revenues(3)(4)	$259,293	$272,912	$519,774	$585,861
Operating expenses(1)(3)(4)	201,234	225,906	408,431	450,446

EBITDA(2)	$58,059	$47,006	$111,343	$135,415

(1)	Operating expenses means operating expenses excluding provision for bad debts, stock compensation expense, depreciation and amortization, write-down and impairment charges.
(2)

EBITDA means operating (loss) income before stock compensation, depreciation and amortization, write-down and impairment charges. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company’s business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are presented in the Unaudited Condensed

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Financial Statements included in this report. Additionally, the Company’s calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

(3)	Commencing January 1, 2002, the operating costs of the media sales group have been allocated to the various business units based on advertising revenue dollars earned. Prior period results, which included media sales group commissions reported as revenues by the Media and Services Sector have been reclassified to reflect such commission revenues as a reduction of expenses in the Media and Services Sector. Effective January 1, 2002, the Company revised its method of allocating corporate expenses to the business sectors concurrent with a reorganization of certain corporate functions.
(4)	The Company’s financial statements are presented in accordance with the guidance provided by EITF No. 01-09. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in decreases in both revenues and expense for the three and six-month periods ended June 30, 2001 totaling $4.1 million and $7.7 million, respectively.

(13)    Income Taxes (Restated)

The income tax benefit for the three and six-month periods ended June 30, 2002 was $464.9 million and $508.4 million, respectively, which reflects an effective tax rate of 34% and 35% for both periods. The income tax benefit for the three and six-month periods ended June 30, 2001 was $71.7 million and $87.0 million, respectively, which reflects an effective tax rate of 27% and 20%, respectively. The increase in the effective tax rate was due in large part to non-taxable goodwill, which is no longer amortized effective January 1, 2002 as a result of adopting Statement 142.

(14)    Stock Repurchase Program

In April 2002, the Company’s Board of Directors authorized an extension of its authorization granted in September 2001 to repurchase up to $300.0 million of the Company’s outstanding shares of common stock. The authorization permitted the Company to purchase shares in the open market at prevailing prices, or in privately negotiated transactions at then prevailing prices, provided that the Company complied with SEC regulations regarding such purchases. During the three months ended June 30, 2002, the Company repurchased 6.9 million shares for an aggregate price of $63.4 million. The extension expired on September 18, 2002 with no additional share repurchases. Since September 2001, the Company has repurchased a total of 7.2 million shares for an aggregate price of $69.8 million.

(15)    Events Subsequent to Balance Sheet Date (Restated)

Management Restructuring

On November 7, 2002, the Company entered into various management restructuring agreements with Dr. Yuen and Ms Leung (“the Former Executives”). Dr. Yuen resigned from his duties as President and Chief Executive Officer, and Ms. Leung, as Co-President, Co-Chief Operating Officer and Chief Financial Officer, and both became non-executive officers of a new wholly owned international-focused business unit. The Former Executives terminated their existing employment agreements and replaced them with new five- and three-year employment agreements, respectively, which provide for annual salaries totaling $2.5 million and certain other benefits. Under Dr. Yuen’s new employment agreement, Dr. Yuen assigned to the Company all intellectual property related to the business of the Company that he previously developed. Dr. Yuen will continue as a non-executive chairman of the Board of Directors and Ms. Leung will continue as a non-executive member of the

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Board of Directors at least through expiration of their current terms. In addition, Dr. Yuen entered into a Patent Rights Agreement granting the Company the option to acquire certain inventions of Dr. Yuen and requiring certain payments by the Company and other obligations more fully described below.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the Patent Rights Agreement, the Company has the option to acquire certain of Dr. Yuen’s inventions during the period commencing upon the expiration (November 7, 2007) or earlier termination of his employment agreement and ending on November 7, 2009. The Company agreed to grant the Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not compete with the Company within the fields of interactive program guides and interactive televisions. In addition to a standard purchase amount for each invention acquired by the Company, the Dr. Yuen will receive (i) annual compensation of $0.2 million, (ii) an acquisition fee of $0.3 million for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the patent rights agreement from the sale of specified products and services with a guaranteed minimum of $1.3 million and a maximum of $2.8 million annually and (iv) 200,000 stock options per year at the market price on the date of grant during the term of this agreement.

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

Significant Patent Litigation Rulings

On June 21, 2002, an Administrative Law Judge issued a Final Initial Determination in an ITC proceeding denying the Company’s request for an exclusionary order to prevent further importation of certain set-top boxes containing interactive program guides which the Company believes infringe some of its patents. The ITC determined not to review this decision on August 29, 2002. On October 25, 2002, the Company filed a notice of appeal of the ITC determination to the United States Court of Appeals for the Federal Circuit. On March 6, 2003, the Company filed its opening appellate brief to the Federal Circuit.

On July 2, 2002, the United States District Court for the Western District of North Carolina in the legal proceeding SuperGuide Corporation v. DirecTV Enterprises, Inc., et. al. (“SuperGuide Case”) ruled that certain of the defendants’ products did not infringe the SuperGuide patents, and on July 25, 2002, the court dismissed all remaining claims in the case. The Company was a third-party defendant in this matter and had joined in SuperGuide’s infringement allegations against one of the defendants, EchoStar Communications Corporation. The Company then filed a notice of appeal to the Federal Circuit. Briefing of the appeal to the Federal Circuit has recently concluded. The Company expects that the next step in the proceeding will be oral argument before the Federal Circuit.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is a party to certain proceedings consolidated in the United States District Court for the Northern District of Georgia by the Judicial Panel on Multi-District Litigation against SA and Pioneer Digital Technologies, Inc. (“Pioneer”), among other parties and involving several patents. On August 30, 2002, the Company received an order from that Court finding that two of the patents involved in these cases were not infringed by certain digital set-top box products produced by SA and Pioneer. On November 4, 2002, the Court ruled that the remaining SA and Pioneer products at issue in this proceeding were not infringed by the two patents that were the subject of the August 30th ruling. The Company intends to seek review of these decisions at the appropriate juncture.

The MDL proceedings also involve three patents which were involved in the SuperGuide Case. The non-infringement rulings on July 2, 2002 and July 25, 2002 were based in part on a previous ruling of that Court interpreting the scope of the patents at issue. On October 25, 2002, the Georgia Court hearing the MDL cases ruled that it was obligated to accept the North Carolina Court’s ruling on the scope of the patents at issue without deciding whether the underlying ruling was correct as a matter of law. The Georgia Court has not ruled on SA’s infringement of these three patents under this interpretation.

Other Legal Proceedings

In addition to the significant patent litigation rulings described above, there have been certain other material developments in legal proceedings to which the Company is a party:

On October 18, 1999, a former employee of ODS Technologies, L.P. (“ODS”, now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in the U.S. District Court for the Southern District of Florida, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plan and for equitable estoppel. The amended complaint sought an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. On April 22, 2002, the Court granted ODS and TV Guide summary judgment dismissing the case. The former employee appealed the grant of summary judgment, but the appeal subsequently was dismissed. The plaintiff has filed a motion for reinstatement and this case is currently pending on appeal.

On January 18, 2000, StarSight filed a patent infringement action against TiVo Inc. (“TiVo”) in the U.S. District Court for the Northern District of California. The suit claims, among other matters, that TiVo willfully infringed certain StarSight intellectual property by virtue of TiVo’s deployment marketing, offers to sell and sale of personalized video recorder devices containing an unlicensed IPG. StarSight is seeking an injunction and monetary damages. On February 25, 2000, TiVo answered StarSight’s Complaint, and also filed counterclaims against the Company and StarSight alleging, among others, that the Company has violated federal antitrust law and the California unfair business practices act. In its counterclaims, TiVo seeks, among other relief, damages and an injunction. On August 5, 2002, the Court entered a stipulation at the parties’ request to stay the proceeding pending resolution of the investigation before the ITC, described above, and the Court has accepted that agreement. After the resolution of any and all appeals stemming from the ITC investigation, we expect the Court will be notified of this fact and expect the case to be re-activated at that point.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 2, 2001, Thomson sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc. and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In an amended complaint, Thomson also added a claim for antitrust violations under federal and state law. On April 22, 2002, Thomson also filed a tag-along notice with MDL Panel requesting that this entire action be transferred to Georgia for coordinated pretrial proceedings with the MDL proceedings discussed in the Company’s Form 10-K for the period ended December 31, 2001. On June 3, 2002, the MDL Panel issued a Conditional Transfer Order and Simultaneous Separation and Remand of Certain Claims conditionally transferring Thomson’s antitrust claims to Georgia, but separating and remanding the balance of the claims in this case to Delaware. In response, Thomson filed a motion with the MDL Panel to transfer the entire case to Georgia. On October 16, 2002, the MDL Panel issued an Order of Transfer and Simultaneous Separation and Remand of Certain Claims in which it denied Thomson’s motion to transfer the entire case to Georgia. In so ruling, the MDL Panel adopted its decision in the June 3, 2002 Conditional Transfer Order and transferred Thomson’s antitrust claims to Georgia, but separated and remanded the balance of the claims in this case to Delaware. On November 21, 2002, the Company filed its answer and asserted causes of action against PMC for declaratory judgment and breach of contract. The parties are in pretrial proceedings.

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

On November 6, 2002, SA and PowerTV filed a counterclaim against the Company in a case captioned Personalized Media Communications, L.L.C. v. Scientific-Atlanta, Inc., and PowerTV, Inc., United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 02-CV-824 (CAP). At that time, SA and Power TV asserted declaratory relief claims against the Gemstar parties seeking a declaration of noninfringement, invalidity and unenforceability of certain patents as to which the Company is a licensee. On November 6, 2002, SA and Power TV also filed a motion with the MDL Panel to transfer this action to Delaware for consolidation of pretrial proceedings with the Pegasus Development Corporation, et. al. v. DirecTV, Inc., et al. matter discussed above. On February 21, 2003, the Company answered SA’s and Power TV’s counterclaims and asserted causes of action against PMC for declaratory relief and breach of contract. The MDL Panel has yet to rule on SA’s and Power TV’s motion to transfer this matter to Delaware.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities and Derivative Litigation

In April and May 2002, the Company and its executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the 1934 Act and the 1933 Act. Also named in several of the complaints is News Corporation, a shareholder of the Company. The complaints name some or all of the same parties as defendants, and purport to state claims on behalf of all persons who purchased the Company’s common stock during various periods, the broadest of which is August 11, 1999 through April 4, 2002. More particularly, the alleged claims are brought under Sections 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5. The essence of the allegations is that the defendants allegedly intentionally failed to properly account for revenue accrued from SA; failed to properly account for a non-monetary transaction, pursuant to which intellectual property rights were obtained, in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with the Company’s acquisition of TV Guide, Inc. Plaintiffs allege that this had the effect of materially overstating the Company’s reported financial results. Pursuant to the parties’ stipulation, the District Court has consolidated all of the lawsuits (and any subsequently filed lawsuits) into one case known as In re Gemstar-TV Guide International Securities Litigation, Master File No. 02-2775. NM (PLAx)(C.D. Cal.) Several groups of plaintiffs and their counsel filed motions to be appointed lead plaintiff and lead plaintiff’s counsel. Pursuant to an amended order dated August 9, 2002, the Court appointed the Teachers Retirement System of Louisiana and the General Retirement System of the City of Detroit as co-lead plaintiffs, and appointed Bernstein, Litowitz, Berger & Grossman, L.L.P., as lead plaintiffs’ counsel. The Georgica Advisors plaintiff group has filed a petition with the United States Court of Appeals for the Ninth Circuit seeking a writ mandating that the district court reverse the lead plaintiff determination. The Ninth Circuit has determined that the Georgica Advisors petition warrants a response and has directed the current co-lead plaintiffs to file a response by March 31, 2003. The current co-lead plaintiffs filed an amended, consolidated complaint on December 12, 2002, naming the Company, Henry Yuen and Elsie Leung as defendants. The consolidated complaint alleges claims under the federal securities laws. The Company’s response to the complaint is currently due on May 2, 2003. The Company intends to defend these actions vigorously.

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

Throughout the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, all amounts have been restated to include the effects of the restatements described in Note 2, “Restatement,” to the Unaudited Condensed Consolidated Financial Statements referred to above.

Results of Operations

The Company completed several transactions during 2001 that affect the comparability of the results of operations.

•	In April 2001, the Company sold the business that distributes the WGN superstation signal. Accordingly, the Unaudited Condensed Consolidated Financial Statements does not include the results of operations of WGN subsequent to that date.

•	In July 2001, the Company acquired 100% of the outstanding common stock of SkyMall. The acquisition was accounted for as a purchase. Accordingly, the Unaudited Condensed Consolidated Financial Statements include the results of operations of SkyMall from July 2001.

The following table sets forth certain unaudited Financial Information for the Company for the three and six-month periods ended June 30, 2002 and 2001 (in thousands).

	Restated Three Months Ended June 30,		Restated Six Months Ended June 30,
	2002	2001(1)(3)	2002	2001(1)(3)
Statement of Operations Data:
Revenues	$259,293	$272,912	$519,774	$585,861
Operating expenses, excluding stock compensation, depreciation and amortization, write-down and impairment charges	201,234	225,906	408,431	450,446
Stock compensation	1,368	8,557	18,494	18,367
Depreciation and amortization	108,924	232,861	215,199	470,902
Impairment of intangible assets(4)	1,294,301		1,305,339

	1,605,827	467,324	1,947,463	939,715

Operating loss	(1,346,534)	(194,412)	(1,427,689)	(353,854)
Interest expense	(1,909)	(7,551)	(3,406)	(19,102)
Other (expense) income, net	(2,484)	(63,776)	(10,950)	(69,216)

Loss before income taxes, extraordinary loss on debt extinguishment and cumulative effect of an accounting change	(1,350,927)	(265,739)	(1,442,045)	(442,172)
Income tax benefit	(464,944)	(71,681)	(508,424)	(87,041)

Loss before extraordinary loss on debt extinguishment and cumulative effect of an accounting change	(885,983)	(194,058)	(933,621)	(355,131)
Extraordinary loss on debt extinguishment, net of tax	—	(2,100)	—	(2,100)
Cumulative effect of an accounting change, net of tax	—	—	(4,188,037)	—

Net loss	$(885,983)	$(196,158)	$(5,121,658)	$(357,231)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$55,916	$35,974	$137,046	$106,069
Investing activities	(767)	111,608	17,018	98,186
Financing activities	(69,287)	(234,641)	(102,731)	(257,445)
EBITDA(2)	58,059	47,006	111,343	135,415

(1)	Effective July 18, 2001, the Company’s consolidated operating results include the operating results of SkyMall. SkyMall was acquired in a transaction accounted for as a purchase. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold.
(2)	EBITDA means operating (loss) income before stock compensation, depreciation and amortization, write-down and impairment charges. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company’s business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are presented in the Unaudited Condensed Consolidated Financial Statements included in this report. Additionally, the Company’s calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
(3)	The Company’s financial statements are presented in accordance with the guidance provided by EITF No. 01-09. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in a reduction of $4.1 million and $7.7 million in both consolidated revenues and expenses for the three and six-month periods ended June 30, 2001, respectively.
(4)	Impairment of intangible assets represents a write-down of the carrying value of goodwill, finite-lived intangible assets and trademarks.

Overview of Significant Events

The Company’s normal and customary business practice is to assess whether certain events necessitate a change in assumptions and estimates as they relate to its established accounting policies on revenue recognition, allowances, and the carrying value of intangible assets. The Company has assessed the impact of certain significant events that occurred during the six months ended June 30, 2002 to determine their effect on the Company’s financial results.

On June 21, 2002, an Administrative Law Judge issued an ID in a United States International Trade Commission (“ITC”) proceeding denying the Company’s request for an exclusionary order to prevent further importation of certain set-top boxes containing IPGs which the Company believes infringe some of its patents. The ITC determined not to review this decision on August 29, 2002. On July 2, 2002, the United States District Court for the Western District of North Carolina in the legal proceeding SuperGuide Corporation v. DirecTV Enterprises, Inc., et al (the “SuperGuide case”) ruled that certain of the defendants’ products did not infringe the SuperGuide Patents, and on July 25, 2002, the court dismissed all remaining claims in the case. The Company was a third party defendant in this matter and had joined in SuperGuide’s infringement allegations against EchoStar. The Company has now appealed the ITC and SuperGuide rulings. (See Note 11, “Legal Proceedings,” to the Unaudited Condensed Consolidated Financial Statements.)

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

Based on an interim impairment analysis under Statement 142, the Company recorded pre-tax impairment charges to its goodwill and trademark of $206.8 million and $27.0 million, respectively, during the quarter ended June 30, 2002. These charges were recorded as operating expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Based on an impairment analysis under Statement 144, the Company recognized a pre-tax impairment loss of $1,060.5 million during the quarter ended June 30, 2002, after it was determined that the carrying value of certain finite-lived intangible assets exceeded their fair value.

Transitional Intangible Asset Impairment

The Company completed its transitional indefinite-lived intangible asset and goodwill impairment tests during the three-month periods ended March 31, 2002 and June 30, 2002, respectively. The Company recorded an impairment charge of $223.2 million, net of tax, to its indefinite-lived intangible assets and $3,964.8 million to goodwill, resulting in a total transitional impairment charge of $4,188.0 million, net of tax. The charge has been recorded as the cumulative effect of an accounting change as of January 1, 2002 in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Consolidated Results of Operations

Revenues for the three months ended June 30, 2002 were $259.3 million, a decrease of $13.6 million, or 5%, compared to the same period in 2001. The decrease for the three months ended June 30, 2002 was attributable to decreases in the Media and Services Sector, where TV Guide Magazine’s revenues decreased approximately $18.5 million, due to declines in newsstand and subscription revenues, and decreases in SNG and UVTV subscriber revenue of approximately $20.9 million due to continued declines in C-band distribution. These decreases were partially offset by increases in revenues of $10.9 million associated with the July 2001 acquisition of SkyMall, a $12.2 million increase in revenues resulting from the execution of contracts related to VCR Plus+, and a $2.1 million increase in TV Games revenue.

For the six-month period ended June 30, 2002, revenues were $519.8 million, a decrease of $66.1 million, or 11%, compared to the same period in 2001. The decrease for the six months ended June 30, 2002 was attributable to a $48.7 million decline in TV Guide Magazine revenues, and a $42.4 million decline in SNG’s subscriber revenues, partially offset by an increase of $21.5 million in revenues attributable to the July 2001 acquisition of SkyMall and a $4.2 million and other increases related to advertising on the TV Guide Channel.

The Company’s total advertising revenues for the three months ended June 30, 2002 were $53.5 million, a decrease of $6.7 million, or 11%, compared to the same period in 2001. For the six-month period ended June 30, 2002, advertising revenues were $107.0 million, a decrease of $20.9 million, or 16%, compared to the same period in 2001. The Company expects that the sale of advertising on all of its media will continue to face significant pressure until general advertising conditions improve.

Operating expenses, excluding stock compensation, depreciation and amortization, write-down and impairment charges, were $201.2 million for the three months ended June 30, 2002, a decrease of $24.7 million, or 11%, compared to the same period in 2001. For the six months ended June 30, 2002, operating expenses were $408.4 million, a decrease of $42.0 million, or 9%, compared to the same period in the prior year. The decrease in operating expenses was a result of the general cost controls in effect throughout the Company. The decreases were also attributable to reductions in TV Guide Magazine production expenses for paper, printing, and postage and reduced programming costs for SNG, partially offset by the additional expenses attributable to SkyMall.

Stock compensation expense reflects amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options assumed by the Company. The unearned compensation is being amortized over the remaining vesting period of the options. Stock compensation expense for the quarter ended June 30, 2002 was $1.4 million, a decrease of $7.2 million primarily due to the separation of four senior officers and two executive officers from the Company. For the six-month period ended June 30, 2002, stock compensation expense was $18.5 million which also included $12.9 million of accelerated unearned compensation amortization resulting from an executive officer who separated from the Company during the period.

Depreciation and amortization during the quarter ended June 30, 2002 was $108.9 million, a decrease of $123.9 million compared to the same period in 2001. For the six-month period ended June 30, 2002, depreciation and amortization was $215.2 million, a decrease of $255.7 million compared to the same period in the prior year. The decrease in depreciation and amortization for the three and six-month periods was primarily a result of the adoption of the provisions of Statement 142, which became effective January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. See Notes 4 and 5 to the Unaudited Condensed Consolidated Financial Statements. Other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant.

Impairment of intangible assets represents a write-down of the carrying amount of finite-lived intangible assets ($1,060.5 million), goodwill ($206.8 million) and trademark ($27.0 million) to their fair values based on analyses performed as of June 30, 2002.

Interest expense was $1.9 million for the three months ended June 30, 2002 and $3.4 million for the six-month period ended June 30, 2002, compared to $7.6 million and $19.1 million, respectively, for the same periods in the prior year. The decrease in interest expense during the three and six-month periods were attributable to lower debt levels coupled with lower interest rates.

Other expense, net decreased to $2.5 million for the three months ended June 30, 2002 from $63.8 million for the same period in 2001. For the six months ended June 30, 2002, other expense, net was $10.9 million as compared to $69.2 million for the prior year period. The decrease in other expense, net for the three ands six-month periods was primarily due to a write-down of certain marketable securities held by one of the Company’s equity-method investments. The decline in the fair value of such securities was determined to be other than temporary. Accordingly, the Company recorded a write-down totaling $59.9 million.

The provision for income tax benefit as a percentage of loss before income taxes, extraordinary loss on debt extinguishments and cumulative effect of an accounting change for the three and six-month period ended June 30, 2002 and 2001, was 34%, 35%, 27% and 20%, respectively. The income tax benefit for the three and six-month periods ended June 30, 2002 were $464.9 million and $508.4 million, respectively. The income tax benefit for the three and six-month periods ended June 30, 2001 were $71.7 million and $87.0 million, respectively. The net increase in the effective tax rate is primarily due to the change in the treatment of amortization of goodwill in accordance with Statement 142, which has no associated impact on the provision for income taxes. In addition, the overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carry forwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company’s future tax expense as a percentage of income before income taxes may vary from period to period.

The cumulative effect of an accounting change relates to the Company’s adoption of Statement 142 effective January 1, 2002. The Company is required to test goodwill and any intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of Statement 142 and report any transitional impairment loss as the cumulative effect of a change in accounting principle as of January 1, 2002 in the Unaudited Condensed Consolidated Statement of Operations. The transitional impairment loss for goodwill and indefinite-lived intangible assets from application of these new rules was $4,188.0 million, net of tax.

Sector Results of Operations

The Company categorizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (including the VCR Plus+® system, IPGs currently marketed under brands such as GUIDE Plus+® and TV Guide® Interactive, the and electronic book (“eBook”) technology marketed under brands such as the Gemstar eBook™); the Interactive Platform Sector, which derives recurring income from advertising, interactive services and e-commerce on the Company’s proprietary interactive platforms, including advertising on the Company’s IPGs and TV Guide Online, interactive services, and e-commerce on tvguide.com, skymall.com and other affiliated websites; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG, SkyMall catalog sales, SNG and other non-interactive platforms and media properties.

The following table sets forth certain financial information for the Company’s business sectors for the three and six-month periods ended June 30, 2002 and 2001 (in thousands). The Company’s business sectors are measured based on EBITDA (operating income before stock compensation expense, depreciation and amortization, write-down and impairment charges).

	Restated Three Months Ended June 30,		Restated Six Months Ended June 30,
	2002	2001	2002	2001
Technology and Licensing Sector
Revenues(4)	$47,739	$33,949	$85,927	$82,734
Operating expenses(1)(3)(4)	18,166	33,937	43,676	59,153

EBITDA(2)	$29,573	$12	$42,251	$23,581

Interactive Platform Sector
Revenues(4)	$11,051	$5,395	$20,110	$12,477
Operating expenses(1)(3)(4)	17,905	19,121	33,157	33,476

EBITDA(2)	$(6,854)	$(13,726)	$(13,047)	$(20,999)

Media and Services Sector
Revenues(3)(4)	$200,503	$233,568	$413,737	$490,650
Operating expenses(1)(3)(4)	165,163	172,848	331,598	357,817

EBITDA(2)	$35,340	$60,720	$82,139	$132,833

Consolidated
Revenues(3)(4)	$259,293	$272,912	$519,774	$585,861
Operating expenses(1)(3)(4)	201,234	225,906	408,431	450,446

EBITDA(2)	$58,059	$47,006	$111,343	$135,415

(1)	Operating expenses means operating expenses excluding provision for bad debts, stock compensation expense, depreciation and amortization, write-down and impairment charges.

(2)	EBITDA means operating income before non-cash stock compensation expense, depreciation and amortization, write-down and impairment charges. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company’s business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America that are presented in the Unaudited Condensed Consolidated Financial Statements included in this report. Additionally, the Company’s calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
(3)	Commencing January 1, 2002, the operating costs of the media sales group have been allocated to the various business units based on advertising revenue dollars earned. Prior period results, which included media sales group commissions reported as revenues by the Media and Services Sector have been reclassified to reflect such commission revenues as a reduction of expenses in the Media and Services Sector. Effective January 1, 2002, the Company revised its method of allocating corporate expenses to the business sectors concurrent with a reorganization of certain corporate functions.
(4)	The Company’s financial statements are presented in accordance with the guidance provided by EITF No. 01-09. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in decreases in revenues and expenses for the three and six-month periods ended June 30, 2001 totaling $4.1 million and $7.7 million, respectively.

The following discussion of each of the Company’s segments is based on the Unaudited Condensed Consolidated Financial Statements provided above.

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

In October 2000, the Company received $188 million in cash from a set-top box manufacturer to settle outstanding arbitration and litigation proceedings. Of the $188 million cash received, approximately $117.5 million was in prepayment of a 10-year technology licensing agreement. This prepayment is being recognized as revenue on a straight-line method over the term of the contract. Revenues in the Technology and Licensing sector for the three-month periods ended June 30, 2002 and 2001 include $3.2 million in each period recognized in connection with the agreement, while the corresponding six-month periods included $6.5 million. At June 30, 2002, $106.9 million remained to be recognized over the remaining term of the agreement.

Beginning in June 2002, one of the Company’s significant licensees in the Technology and Licensing Sector stopped making payments required under its license agreement. That licensee, which is in the process of being acquired, has informed the Company that it will make no payments going forward based upon a dispute over certain provisions of the agreement. This dispute does not affect any payments previously received by the

Company under the agreement. At the time the payments were terminated, revenues under this agreement were approximately $800,000 per month. The Company has not recognized any revenue under this agreement after May 31, 2002. The Company is presently evaluating its options with regard to this dispute and plans to address this matter with the licensee’s acquiring entity upon the completion of the acquisition.

For the three months ended June 30, 2002, revenues for the Technology and Licensing Sector were $47.7 million, an increase of $13.8 million, or 41%, when compared to revenues for the same period in 2001, due primarily to the execution of contracts for the VCR Plus+ service. For the six-month period ended June 30, 2002, revenues for this sector were $85.9 million, an increase of $3.2 million, or 4%, when compared to revenues for the same period in 2001. The increase in sector revenue for the six-month period was due to increases in TV Games revenue.

Operating expenses in the sector decreased by $15.8 million or 46% and $15.5 million or 26% for the three and six month periods ended June 30, 2002, respectively, as compared with the same periods in the prior year, due to reduced general and administrative expense.

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

Interactive Platform Sector

The Interactive Platform Sector is responsible for and derives recurring revenues from advertising and electronic commerce on our interactive platforms and interactive wagering related to TVG Network. Interactive Platform Sector activities include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms, media research, and the trafficking, tracking and billing of advertising. The Company’s IPG platform currently is comprised of television sets incorporating the GUIDE Plus+ IPG and digital cable set-top boxes incorporating the TV Guide Interactive IPG, as well as the website www.tvguide.com. The electronic commerce conducted on our www.skymall.com and www.tvguide.com websites is also included in the Interactive Platform Sector.

For the three months ended June 30, 2002, revenues for the Interactive Platform Sector were $11.1 million, an increase of $5.7 million, or 105%, compared to revenues for the same period in 2001. The increase in revenues is primarily attributable to an increase in interactive wagering and the addition of SkyMall revenue, for which there was no revenue in the comparable period due to SkyMall being acquired in July 2001, offset primarily by a decrease in advertising revenues from the online website due to the expiration of an advertising contract.

For the six-month period ended June 30, 2002, revenues for this sector were $20.1 million, an increase of $7.6 million, or 61%, when compared to revenues for the same period in 2001. The increase in revenues is primarily attributable to the addition of SkyMall revenue and increases in IPG advertising revenue, offset primarily by a decrease in advertising revenues from the online website due to the expiration of an advertising contract.

Expenses for this sector were $17.9 million for the three months ended June 30, 2002, a decrease of $1.2 million or 6% compared to revenues for the same period in 2001. For the six-month period ended June 30, 2002, expenses for this sector, were $33.2 million, relatively unchanged when compared to expenses for the same period in 2001. The increased marketing and advertising expenses and the expenses associated with skymall.com (acquired July 2001) were favorably offset by decreases in general and administrative expenses.

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

For the three and six-month periods ended June 30, 2002, revenues for the Media and Services Sector were $200.5 million and $413.7 million, respectively, compared to $233.6 million and $490.7 million, respectively, for the same periods in 2001.

Revenues in this sector decreased by $33.1 million and $76.9 million for those periods, respectively, primarily due to decreased revenues earned by TV Guide Magazine and SNG. Additionally, UVTV revenues decreased $2.5 million and $12.0 million for the three and six-month periods ended June 30, 2002, due to an overall decline in the C-band business and the sale of the business that distributes the WGN superstation signal. This decrease was offset in part by $6.7 million of revenues attributable to SkyMall, which was acquired in July 2001 and did not impact the prior period.

The following table shows the breakdown of the revenues in the Media and Services Sector by revenue source (in thousands):

	Restated
	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Increase (Decrease)	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	Increase (Decrease)
TV Guide Magazine	$103,998	$122,203	$(18,205)	$213,803	$261,517	$(47,714)
SNG	51,459	67,935	(16,476)	110,808	138,411	(27,603)
TV Guide Channel	24,800	23,132	1,668	49,103	45,402	3,701
SkyMall	6,712	—	6,712	13,420	—	13,420
Other	13,544	20,298	(6,754)	26,603	45,320	(18,717)

Total	$200,503	$233,568	$(33,055)	$413,737	$490,650	$(76,913)

TV Guide Magazine continues to face declines in paid circulation due to difficulty in attracting new subscribers and reduced newsstand sales, offset in part by slightly improved renewal rates. At June 30, 2002, TV Guide Magazine had a total circulation of 9.0 million copies, relatively unchanged from the same point in time in 2001, but 9% lower than at December 31, 2000. Circulation of these bulk copies has increased to 2.0 million copies at June 30, 2002 from 945,000 copies at June 30, 2001; bulk sold subscriptions produce little or no circulation contribution and are of substantially lesser economic value than other sources of circulation.

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

Expenses for this sector were $165.2 million for the three months ended June 30, 2002, a decrease of $7.7 million, or 4%, when compared to expenses for the same period in 2001. For the six-month period ended June 30, 2002, expenses for this sector were $331.5 million, a decrease of $26.2 million, or 7%, when compared to expenses for the same period in 2001. A significant portion of the expenses in this sector are those attributable to the paper, printing, and postage associated with TV Guide Magazine and programming acquired by SNG for programming packages sold to its customers. The decrease for the three months ended June 30, 2002, was primarily the result of the decrease in circulation of the TV Guide Magazine and reduced programming expenses associated with the decrease in the number of C-band subscriber, partially offset by $9.6 million of expenses attributable to SkyMall, which was acquired in July 2001 and did not impact the comparable period. The decrease for the six-month period was primarily due to a $53.3 million reduction in costs at SNG and a decrease of $15.0 million at TV Guide Magazine as a result of ongoing production cost reduction efforts for paper, printing and postage. The decrease for the six-month period was partially offset by $19.1 million of expenses attributable to SkyMall, which did not impact the comparable period in 2001.

The Company has traditionally operated a magazine distribution business, which was responsible for distributing approximately 90 titles with a combined circulation of approximately 410 million copies per year in addition to the TV Guide Magazine. These magazines were distributed through magazine wholesalers, who in turn sold them to retailers. The magazine wholesaler segment of this distribution chain, reacting to increased competition and demands by retailers, experienced significant consolidation over the last several years. As such, the credit risk and credit concentration increased dramatically for distributors, effectively reducing the risk-adjusted returns for TV Guide’s distribution business. Due to this change in business environment, and following the general approach of discontinuing non-core activities in order to focus on its core business, the Company contracted with a third party for distribution of TV Guide Magazine and assigned the existing distribution contracts to that same party. The distribution business generated approximately $12.6 million in annual revenue during 2001 with no significant impact on EBITDA.

In connection with the acquisition of TV Guide in 2000, News Corporation became a stockholder of the Company. As of June 30, 2002, News Corporation directly and indirectly owns approximately 43% of the Company’s outstanding common stock and has the right to designate six directors on the Company’s board. The Company earned advertising revenues of $3.9 million and $5.3 million for the three months ended June 30, 2002 and 2001, respectively, and $8.5 million and $12.8 million for the six months ended June 30, 2002 and 2001, respectively, from entities controlled by News Corporation. In addition, the Company acquired programming from News Corporation controlled entities of $1.1 million and $2.9 million for the three months ended June 30, 2002 and 2001, respectively, and $2.8 million and $5.5 million for the six months ended June 30, 2002 and 2001, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corporation. As of June 30, 2002 and December 31, 2001, the Company had receivables due from News Corporation controlled entities totaling $1.9 million and $4.6 million, respectively, and payables due to News Corporation controlled entities totaling $149,000 and $302,000, respectively. The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $927,000 and $(83,000) for the three months ended June 30, 2002 and 2001, respectively, and $2.0 million and $1.2 million for the six months ended June 30, 2002 and 2001, respectively. Expenses for the three and six month periods ended June 30, 2001 included a rent and facilities credit of $345,000 from News Corporation. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

Liberty Media Corporation (“Liberty Media”), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corporation. For the period April 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, and the period from January 1, 2001 to May 2, 2001, the Company purchased programming from Liberty Media controlled affiliates of $1.2 million and $4.5 million, respectively. During the same periods, the Company also sold video, program promotion and guide services of $1.7 million and $6.7 million, respectively, to AT&T Broadband and Internet Services (“BIS”) and its consolidated affiliates. In addition, during the same periods, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $642,000 and $2.4 million, respectively. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

The Company has included in the amounts discussed above, transactions with News Corporation, BIS, and Liberty Media and all known entities in which BIS, Liberty Media and News Corporation have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corporation own, directly or indirectly, 50% or less.

The Company has multiple transactions with Thomson multimedia, Inc., including Thomson’s licensing of the Company’s VCR Plus+, GUIDE Plus+ and eBook technologies, Thomson’s advertising on the Company’s platforms, primarily the IPG platforms, the Company’s participation in marketing and promotion campaigns on Thomson products carrying the Company’s technology, and a joint venture for the sale of advertising on electronic program guides on televisions. During the three months ended June 30, 2002 and 2001, revenues earned from the relationship with Thomson were $1.6 million and $6.2 million, respectively. During the six-month period ended June 30, 2002 and 2001, revenues earned from the relationship with Thomson were $8.2 million and $16.4 million, respectively. As of June 30, 2002, the Company had receivables due from and a payable due to Thomson totaling $21.8 million and $8.3 million, respectively.

In May 2002, the Company signed a Letter of Intent with Thomson to broaden areas included in their strategic partnership and to also settle all issues raised in an arbitration between the parties (See Note 11 to the Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

For the six months ended June 30, 2002, net cash flows from operating activities were $137.0 million. This cash flow, plus existing cash resources and proceeds from the exercise of stock options of $1.3 million, was used to fund $31.0 million for repayment of long-term debt and capital lease obligations, $4.7 million for capital expenditures, $9.6 million for distributions to minority interests, primarily in SNG, and $63.4 million to repurchase outstanding shares of the Company’s common stock.

At June 30, 2002, the Company’s cash, cash equivalents and marketable securities classified as current assets aggregated $427.3 million, which includes cash and cash equivalents of $185.0 million domiciled outside the United States.

At June 30, 2002, approximately $46.9 million, or 22%, of the Company’s receivables are due from five entities. The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of the amount of recoverability. As of June 30, 2002, net receivables totaled $216.6 million, a decrease of $62.4 million when compared to the balance at December 31, 2001. The decrease is primarily due to decreases in receivables related to the magazine distribution business, and decreases in balances due from various other customers including Thomson multimedia.

The Company’s wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan, both expiring in February 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.84% at June 30, 2002) either at the banks’ prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide’s subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide’s ability to pay dividends to Gemstar tied to TV Guide’s leverage ratio. This restriction does not apply to Gemstar’s ability to pay dividends. As of June 30, 2002, TV Guide had available borrowing capacity under the six-year revolving credit facility of $160.6 million. Principal payments of $45 million in the remainder of 2002, $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings at June 30, 2002 were $138.4 million under the revolving credit facility and $158.0 million under the term loan. At June 30, 2002, the Company had an outstanding letter of credit issued under the revolving credit facility for $1.0 million. The Company has determined that there is a reasonable likelihood that TV Guide will be unable to maintain compliance with a financial covenant in its term loan agreement during the coming twelve months. The Company is currently evaluating options to maintain compliance or mitigate the effects of any noncompliance.

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

As of June 30, 2002, deferred revenue totaled $412.9 million, a decrease of $34.7 million when compared to $447.6 million at December 31, 2001. The decrease in deferred revenue was attributable to declines in circulation of TV Guide Magazine coupled with the decline in the subscriber base of the C-band industry and the recognition of nonrefundable prepaid license fees.

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

The terms of an option agreement entered into in connection with the Company’s acquisition of the intellectual property of a privately held company require the Company to exercise an option to acquire substantially all of the assets of such company for $3.0 million if it achieves certain financial and operating goals. The Company received notice that such goals have been met and is exercising the option.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections (“Statement 145”). In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, Statement 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. The Company must implement Statement 145 in the first quarter of 2003 and all comparative financial statements will be reclassified to conform to the 2003 presentation. The anticipated effect of the statement includes the reclassification of an extraordinary loss on debt extinguishment, net of tax, to net loss of $2.1 million ($0.01 per share) in the three and six month periods ended June 30, 2001. There will be no effect on net loss or net loss per share.

On June 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. Statement 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of Statement 146 will have a material impact on its financial position or results of operations.

In September 2002, the EITF reached a consensus on EITF Issue No. 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, Goodwill and Other Intangible Assets (“EITF 02-13”). EITF 02-13, which is effective for goodwill impairment tests performed after September 12, 2002, requires that deferred income taxes, if any, be included in the carrying amount of a reporting unit for the purposes of the first step of the SFAS 142 goodwill impairment test. It also provides guidance for determining whether to estimate the fair value of a reporting unit by assuming that the unit could be bought or sold in a non-taxable transaction versus a taxable transaction and the income tax bases to use based on this determination. The Company does not expect that the adoption of EITF 02-13 will have a material impact on its financial position or results of operations.

Reconciliation of EBITDA to Consolidated Operating (Loss) income

EBITDA is defined as operating (loss) income excluding stock compensation, depreciation and amortization, and impairment of intangibles. We believe EBITDA to be relevant and useful information as these are the primary measures used by our management to measure the operating profit or loss of our business. EBITDA is one of several metrics used by our management to measure the cash generated from our operations. EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America. EBITDA, as we have defined it, may not be comparable to similarly titled measures reported by other companies.

Reconciliation of EBITDA to Loss before income taxes, extraordinary item and cumulative effect of an accounting change (in thousands):

	Restated Three Months Ended June 30,		Restated Three Months Ended June 30,
	2002	2001	2002	2001
EBITDA	$58,059	$47,006	$111,343	$135,415
Stock compensation	1,368	8,557	18,494	18,367
Depreciation and amortization	108,924	232,861	215,199	470,902
Impairment of intangible assets	1,294,301	—	1,305,339	—
Interest expense	1,909	7,551	3,406	19,102
Other expense, net	2,484	63,776	10,950	69,216

Loss before income taxes, extraordinary item and cumulative effect of an accounting change	$(1,350,927)	$(265,739)	$(1,442,045)	$(442,172)

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing “Management’s Discussion and Analysis of Financial Information” section and other portions of this Form 10-Q contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. Statements containing expressions such as “may,” “will,” “continues,” “believes,” “anticipates,” “ intends,” “estimates”, “plans” or “expects” used in the Company’s periodic reports on Forms 10-K, 10-K/A, 10-Q, and 8-K filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-K/A, 10-Q, and 8-K are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to below in “Certain Risks Affecting Business, Operating Results and Financial Condition” and elsewhere in this Form 10-Q. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to those discussed below. Such factors, together with the other information in this Form 10-Q, should be considered carefully in evaluating an investment in the Company’s common stock. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company’s behalf may issue. The Company undertakes no obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide’s $300 million six-year revolving credit facility and $300 million term loan. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Because the interest rates on the credit facilities are variable, based upon the banks’ prime rate or LIBOR, the Company’s interest expense and cash flow are impacted by interest rate fluctuations. At June 30, 2002, the Company had $296.4 million in outstanding borrowings under the credit facilities. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $3.0 million in interest expense and a corresponding decrease or increase of $3.0 million in the Company’s operating cash flow.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits

99.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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