Form 10-Q/A
period 2002-09-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2003-03-31
CIK 923282

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐        No  ☒

As of November 4, 2002, there were outstanding 408,155,584 shares of the registrant’s Common Stock, par value $0.01 per share.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) for Gemstar-TV Guide International, Inc. (the “Company”) for the quarterly period ended September 30, 2002, is being filed to amend and restate the items described below contained in the Company’s Quarterly Report on Form 10-Q (the “Form 10-Q”) originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2002.

This Amendment No. 1 makes changes to Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 6, Exhibits and Reports on Form 8-K, for the following purposes:

•	To restate the Company’s Unaudited Condensed Consolidated Financial Statements included herein to reclassify or restate certain licensing and interactive programming guide revenues, and to restate certain other transactions and to make certain other adjustments, as more fully described in Note 2, “Restatement,” to the Company’s Unaudited Condensed Consolidated Financial Statements included in Item 1;

•	To amend Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement;

•	To include in Note 14, “Events Subsequent to Balance Sheet Date,” to the Unaudited Condensed Consolidated Financial Statements information with respect to events that occurred subsequent to the original filing of the Form 10-Q; and

•	To furnish the certifications required by Section 906 of the Sarbanes-Oxley Act.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this Amendment No. 1 continues to speak as of the date of the original filing of the Form 10-Q on November 14, 2002, and the Company has not updated the disclosures in this report to speak as of a later date (except for Note 14, “Events Subsequent to Balance Sheet Date” to the Unaudited Condensed Consolidated Financial Statements with respect to subsequent events through the date of this Amendment No. 1 and “Certain Factors Affecting Business, Operating Results and Financial Condition” included in Item 2). All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Company’s reports filed with the SEC, as amended, for periods subsequent to the date of the original filing of the Form 10-Q.

In the fourth quarter of 2002, the Company announced that it had engaged a new independent accounting firm to review certain financial statements of the Company, including the Unaudited Condensed Consolidated Financial Statements included in this Amendment No. 1. Additionally, the Company announced that it would be reviewing its accounting policies to ensure compliance with accounting principles generally accepted in the United States. On November 14, 2002, the Company filed the Form 10-Q with the SEC for the purpose, among other things, of restating the Unaudited Condensed Consolidated Financial Statements included therein. Because the Unaudited Condensed Consolidated Financial Statements included in the Form 10-Q did not comply with the requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, the Company’s new Chief Executive Officer and Acting Chief Financial Officer, who had been appointed on November 7, 2002, were unable to make the certifications required by Section 906 of the Sarbanes-Oxley Act.

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

There are certain recent developments that have occurred between September 30, 2002 and the date of filing this Amendment No. 1, which could have a material impact on the Company’s business, results of operations and financial condition, as described in Note 14, “Events Subsequent to Balance Sheet Date,” to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Amendment No. 1.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In thousands, except per share data)

	Restated September 30, 2002	Restated December 31, 2001(1)
ASSETS
Current assets:
Cash and cash equivalents	$354,750	$349,250
Marketable securities	28,395	41,940
Receivables, net	212,024	278,947
Deferred tax asset, net	33,942	28,500
Other current assets	30,024	31,117

Total current assets	659,135	729,754
Property and equipment, net	67,439	86,070
Goodwill	1,455,667	5,633,183
Indefinite-lived intangible assets	401,873	795,341
Finite-lived intangible assets, net	602,531	1,934,093
Marketable securities and other investments	68,232	102,025
Other assets	21,359	61,047

	$3,276,236	$9,341,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$99,749	$172,378
Current portion of long-term debt and capital lease obligation	84,810	62,201
Current portion of deferred revenue	226,493	254,824

Total current liabilities	411,052	489,403
Deferred tax liability	295,238	1,008,670
Long-term debt and capital lease obligation, less current portion	186,918	271,029
Deferred revenue, less current portion	171,458	192,746
Other liabilities	3,880	5,411

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $.01 per share.	—	—
Common stock, par value $.01 per share	4,182	4,179
Additional paid-in capital	8,390,679	8,387,761
Accumulated deficit	(6,100,447)	(982,666)
Accumulated other comprehensive income, net of tax	16,183	25,011
Unearned compensation	(4,641)	(25,188)
Treasury stock, at cost	(98,266)	(34,843)

Total stockholders’ equity	2,207,690	7,374,254

	$3,276,236	$9,341,513

(1)	Restated in Amendment No. 3 to the 2001 Form 10-K/A filed on March 31, 2003.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In thousands, except per share data)

	Restated		Restated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$236,890	$274,465	$756,664	$860,326
Operating expenses:
Operating expenses, excluding stock compensation, depreciation and amortization, write-down and impairment charges	194,794	220,995	603,225	671,441
Stock compensation	1,318	6,833	19,812	25,200
Depreciation and amortization	72,865	233,430	288,064	704,332
Impairment of intangible assets	—	—	1,305,339	—

	268,977	461,258	2,216,440	1,400,973

Operating (loss) income	(32,087)	(186,793)	(1,459,776)	(540,647)
Interest expense	(1,282)	(4,918)	(4,688)	(24,020)
Other (expense) income, net	(4,436)	(13,013)	(15,386)	(82,229)

(Loss) before income taxes, extraordinary loss on debt extinguishment and cumulative effect of an accounting change	(37,805)	(204,724)	(1,479,850)	(646,896)
Income tax (benefit)	(41,682)	(23,213)	(550,106)	(110,254)

(Loss) income before extraordinary loss on debt extinguishment and cumulative effect of an accounting change	3,877	(181,511)	(929,744)	(536,642)
Extraordinary loss on debt extinguishment, net of tax	—	—	—	(2,100)
Cumulative effect of an accounting change, net of tax	—	—	(4,188,037)	—

Net (loss) income	$3,877	$(181,511)	$(5,117,781)	$(538,742)

Basic (loss) earnings per share:
(Loss) income before extraordinary item	$0.01	$(0.44)	$(2.26)	$(1.30)
Extraordinary loss on debt extinguishment, net	—	—	—	(0.01)
Cumulative effect of accounting change, net of tax	—	—	(10.18)	—

Net (loss) income	$0.01	$(0.44)	$(12.44)	$(1.31)

Diluted (loss) earnings per share:
(Loss) income before extraordinary item	$0.01	$(0.44)	$(2.26)	$(1.30)
Extraordinary loss on debt extinguishment, net	—	—	—	(0.01)
Cumulative effect of accounting change, net of tax	—	—	(10.18)	—

Net (loss) income	$0.01	$(0.44)	$(12.44)	$(1.31)

Weighted average shares outstanding	408,151	412,361	411,428	411,673
Dilutive effect of:
Stock options	2,963	—	—	—
Warrants	—	—	—	—

Weighted average shares outstanding, assuming dilution	411,114	412,361	411,428	411,673

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—UNAUDITED

(In thousands)

	Restated Three Months Ended September 30,		Restated Nine Months Ended September 30,
	2002	2001	2002	2001
Balance at beginning of period	$2,207,472	$7,690,762	$7,374,254	$8,019,418
Net loss	3,877	(181,511)	(5,117,781)	(538,742)
Other comprehensive loss, net of taxes	(4,979)	(8,505)	(8,828)	(14,067)

Comprehensive loss	(1,102)	(190,016)	(5,126,609)	(552,809)

Issuance of common stock for acquisitions	—	—	—	—
Purchases of treasury stock	—	—	(63,423)	—
Other, principally shares issued pursuant to stock option plans, including tax benefit, and amortization of unearned compensation	1,320	50,824	23,468	84,961

Balance at end of period	$2,207,690	$7,551,570	$2,207,690	$7,551,570

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In thousands)

	Restated
	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,117,781)	$(538,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of an accounting change, net of tax	4,188,037	—
Depreciation and amortization	288,064	704,332
Deferred income taxes	(579,126)	(102,557)
Tax benefit associated with stock options	1,651	18,173
Stock compensation expense	19,812	25,200
Impairment of intangible assets	1,305,339	—
Investment write-down	17,676	89,925
Loss on asset dispositions	580	390
Changes in operating assets and liabilities:
Receivables	119,691	50,911
Other assets	(13,611)	1,640
Accounts payable, accrued expenses and other liabilities	(53,303)	(94,076)
Deferred revenue	(49,501)	(32,319)

Net cash provided by operating activities	127,528	122,877

Cash flows from investing activities:
Investments and acquisitions	(2,077)	(33,158)
Purchases of marketable securities	(45,677)	(85,363)
Sales and maturities of marketable securities	72,582	85,730
Sales of assets	3	107,011
Additions to property and equipment	(6,368)	(14,341)
Additions to intangible assets	(3,202)	—

Net cash (used in) provided by investing activities	15,261	59,879

Cash flows from financing activities:
Repayments of borrowings under bank credit facilities and capital lease obligations	(61,503)	(206,940)
Repayment of senior subordinated notes	—	(71,134)
Purchases of treasury stock	(63,423)	—
Proceeds from exercise of stock options	1,270	13,737
Distributions to minority interests	(14,069)	(15,191)

Net cash used in financing activities	(137,725)	(279,528)

Effect of exchange rate changes on cash and cash equivalents	436	(276)

Net increase (decrease) in cash and cash equivalents	5,500	(97,048)
Cash and cash equivalents at beginning of period	349,250	487,062

Cash and cash equivalents at end of period	$354,750	$390,014

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$55,527	$69,967
Cash paid for interest	8,001	27,194

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

Certain financial statement items for prior periods have been reclassified to conform with the 2002 presentation. (See Note 5.)

(2)  Restatement

On November 14, 2002, the Company restated certain of its previously filed consolidated financial statements as reflected in filings with the SEC on such date, including the Form 10-Q/A for the quarterly period ended September 30, 2002.”

Following the recommendation of management and the concurrence of the Audit Committee of the Board of Directors and of the Board of Directors, the Company made a determination to further restate its previously filed consolidated financial statements as of September 30, 2002 and 2001 and for the quarters ended September 30, 2002 and 2001. The restated transactions which the Company believes are the more significant are described in detail below and have been grouped under headings for convenience only:

    Revenues

•	During the nine months ended September 30, 2002 and 2001, certain customers were either (i) charged in 2001 for Interactive Program Guide (“IPG”) advertising and were provided with advertising of an approximately equal value on the Company’s print or online platforms at no additional cost or (ii) in 2002 provided with discounts that often equaled or exceeded the stated value of the IPG advertising. Significant portions of the revenue associated with these transactions were recorded as revenue in the Interactive Platform Sector. The Company has determined that these revenues should be reclassified as revenues of other sectors, primarily Media and Services, to comply with multi-element accounting principles under SAB No. 101. In addition, previously recorded barter revenue which did not meet the requirements of EITF No 99-17 “Accounting for Advertising Barter Transactions” was reversed, as were certain other transaction where there was an insufficient basis to recognize revenue. As a result of the reclassifications, revenues in the Interactive Platform Sector have decreased by $4.8 million and $0.9 million and revenues in the Media and Services sector have increased by $4.8 million and decreased by $0.2 million for the nine months ended September 30, 2002 and September 30, 2001, respectively.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	In connection with the sale of the WGN Superstation distribution business in April 2001, the Company secured a six-year $100.0 million advertising commitment pursuant to which the Company will be required to run advertising until 2007. The WGN Superstation distribution business was originally acquired in July 2000 as a part of the acquisition of TV Guide, Inc. Because the transaction included the sale of assets and an advertising revenue commitment, the accounting for this multiple-element transaction was covered by both APB 16, “Business Combinations,” and our revenue recognition policy on multiple-element arrangements. As a result, $10.0 million has been ascribed to the magazine advertising element and will be recognized as the advertising is run, the remainder of the value ($75.0 million on a discounted basis) has been ascribed to assets sold, and $15.0 million will be recognized as interest over the six-year contract term. As there is no persuasive or objective evidence of change in economic value of the asset sold during the period of its ownership by Gemstar, there is no gain or loss from the disposal recorded through Gemstar’s income statement and the adjusted distribution asset value is recorded as part of the purchase price allocation of the TV Guide transaction for accounting purposes. As a result of this restatement, (i) revenues in the Interactive Platform Sector decreased by $4.5 million and $5.0 million in the three months ended September 30, 2002 and 2001, respectively and decreased by $14.0 million and $9.0 million for the nine months ended September 30, 2002 and 2001, respectively; (ii) revenues in the Media and Services Sector decreased by $0.2 million and $1.2 million for the three and nine months ended September 30, 2002, respectively.

•	During the nine months ended September 30, 2002 and 2001, the Company recognized licensing revenues under expired license agreements with certain consumer electronic manufacturing licensees. The Company has determined that there is insufficient contemporaneous evidence of such licensees’ intent to pay to satisfy the collectibility criteria of SAB No. 101. Therefore, the revenues should be recorded in the periods that the related cash was received by the Company. As a result of this restatement, revenues and pre-tax income in the Technology and Licensing Sector decreased by $0.1 million and $3.4 million for the three months ended September 30, 2002 and 2001, respectively. In addition, revenues and pre-tax income have increased by $15.3 million and decreased by $6.1 million for the nine months ended September 30, 2002 and 2001, respectively.

•	During the year ended March 31, 2000, the Company won a binding arbitration award against a cable set-top box manufacturer. The Company was awarded $58.0 million, which included damages of $16.0 million and recovery of legal and interest expenses of $11.0 million. The Company originally recognized $40.0 million in revenue for the year ended March 31, 2000, and an additional $6.0 million in revenue between April 1, 2000 and the date of the October 2000 settlement described below. The Company has subsequently determined that its gain contingency under Statement of Financial Accounting Standards (“SFAS”) No. 5 was realized upon the date of the binding arbitration ruling, with consideration of the other party’s ability to pay, and that an estimate of the entire award should be recognized as of such date and classified in the statement of operations in accordance with the award. As a result of this restatement, revenues and pre-tax income in the Technology and Licensing sector have decreased by $4.3 million and $16.2 million for the three months ended September 30, 2002 and 2001, respectively. In addition, revenues and pre-tax income have also decreased by $17.2 million and $41.5 million for the nine months ended September 30, 2002 and 2001, respectively.

In October 2000, the Company entered into an agreement to settle all other outstanding claims with the same cable set-top box manufacturer. The Company received a cash payment of $188.0 million, which included payment of the $58.0 million arbitration award described above. Of this amount, $117.5 million was recorded as a prepayment of a 10-year technology licensing agreement, $17.5 million was recorded as a prepayment of a commitment to advertise on the Company’s IPG platform, and $53.0 million was determined to be in payment for damages for the above-mentioned settlement. The cash payment, to the extent not previously recognized as revenue, was recorded as

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred revenue on the settlement date. Of the $117.5 million licensing payment, an aggregate of $7.6 million and $14.4 million was recognized as licensing revenue for the three months ended September 30, 2002 and 2001, respectively, and $23.8 million and $45.5 million for the nine months ended September 30, 2002 and 2001, respectively. The Company has determined that the licensing revenue should be recognized based on a straight-line method over the 10-year term of the license for each period because the Company has continuing obligations under the contract. Of the $17.5 million advertising payment, $5.0 million was recognized as revenue as the advertising was run for the three months ended September 30, 2001 and $3.1 million and $12.4 million for the nine months ended September 30, 2002 and 2001, respectively. The Company has determined that the advertisement component and the licensing component were subject to multi-element accounting under SAB No. 101, and that the $17.5 million in advertising payments should be combined with the technology and licensing component and recognized as licensing revenue over the 10-year term of the license agreement. Accordingly, as a result of these restatements, (i) revenues in the Technology and Licensing Sector have decreased by $4.3 million and $11.2 million for the three months ended September 30, 2002 and 2001, respectively, and $14.1 million and $35.7 million for the nine months ended September 30, 2002 and 2001, respectively; (ii) revenues in the Interactive Platform Sector have decreased by $5.0 million for the three months ended September 30, 2001 and $3.1 million and $12.4 million for the nine months ended September 30, 2002 and 2001, respectively; and (iii) pre-tax income decreased $4.3 million and $16.2 million for the three months ended September 30, 2002 and 2001, respectively and $17.1 million and $48.2 million for the nine months ended September 30, 2002 and 2001, respectively.

•	During the nine months ended September 30, 2001, the Company recognized IPG advertising revenues from SkyMall, a company it acquired in July 2001. The Company has determined that the facts and circumstances do not support revenue recognition, due to SkyMall’s unwillingness to pay, and the uncertainty of collectibility of the revenue, in the absence of the closing of the acquisition. As a result of this restatement, revenues in the Interactive Platform sector have decreased by $2.2 million and $1.3 million for the nine and three months ended September 30, 2001, respectively.

•	During the nine months ended December 31, 2000, the Company recognized revenues of $5.0 million under a licensing agreement with a software provider. The Company has determined that SAB No. 101 was not satisfied at the time the revenue was accrued because of a dispute regarding whether delivery had occurred or service was rendered and insufficient evidence of intent to pay. As a result of this restatement, pre-tax income in the Technology and Licensing Sector has increased by $5.0 million for the nine months ended September 30, 2002.

•	In January 1998 and May 1999, the Company entered into eight-year and twenty-year license agreements with two customers, respectively, under which the Company received upfront license fees of $47.5 million in the aggregate. As of December 31, 2001, all of the pre-paid license fees had been recognized as revenue. The Company has determined that such license fees should have been recognized over the term of the agreements on a straight-line basis because of the Company’s continuing performance obligations under both agreements. As a result of this restatement, revenues in the Technology and Licensing sector have increased by $1.0 million in each of the three months ended September 30, 2002 and 2001. In addition, revenues in the Technology and Licensing sector have increased by $3.0 million in each of the nine months ended September 30, 2002 and 2001.

•

During the nine months ended September 30, 2002 and September 30, 2001, respectively, the Company recorded the advertising sold on its behalf by a customer as revenue and recorded the customer’s share of such revenue, pursuant to the terms of a revenue sharing agreement, as an operating expense. The Company has determined that the customer’s share of such revenue should be netted against the

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corresponding revenue under EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. As a result of this restatement, revenues and operating expenses in the Interactive Platform Sector each have decreased by $0.3 million and $1.4 million for the three and nine months ended September 30, 2001, respectively.

•	The Company classified certain ad sharing payments to, and advertising purchases from, certain MSOs as expenses in the Interactive Platform sector. The Company has determined that these expenses should be classified as reductions in revenues in the Technology and Licensing sector in accordance with SAB No. 101, because the expenses constituted an essential element of the license fee paid by the MSO, and consequently the license fee was not fixed or determinable until the ad sharing payments and advertising purchases were made. As a result of this reclassification, expenses in the Interactive Platform Sector and revenues in the Technology and Licensing Sector each have decreased $4.4 and $3.5 million, for the three months ended September 30, 2002 and 2001, respectively, and $15.5 million and $8.9 million for the nine months ended September 30, 2002 and 2001, respectively.

•	During the nine months ended September 30, 2002, the Company recognized revenue at a discounted rate with respect to an existing technology licensing agreement in an attempt to negotiate a renewal of the agreement. The customer subsequently decided not to renew its license agreement and the Company determined to reverse the allowance to revenue. As a result of these restatements, revenues in the Technology and Licensing sector have increased by $0.6 million and $5.0 million for the three and nine months ended September 30, 2002, respectively.

•	In the quarter ended March 31, 2002, the Company made a commitment to pay an aggregate of $2.5 million per quarter in marketing expenses to a consumer electronics manufacturer during 2002 and 2003. The Company did not accrue any such expenses during the first three quarters of 2002. The manufacturer agreed to purchase an aggregate of $2.5 million per quarter in IPG advertising from the Company during 2002 and 2003. During the first and second quarter of 2002, the Company recognized $2.5 million in IPG revenues per quotes. The Company has determined that the $2.5 million in marketing expense paid by the Company should have been accrued per quotes and that, under SOP 97-2 and SAB No. 101 governing multiple-element arrangements, the IPG advertising revenues received by the Company should have been recorded as a reduction in such marketing expenses. As a result of this restatement, revenues in the Interactive Platform Sector have decreased by $2.5 million and $7.5 million in the three and nine months ended September 30, 2002, respectively.

•	During the three and nine months ended September 30, 2001, the Company recognized $2.8 million and $5.6 million, respectively, in IPG advertising revenue from the same manufacturer, and recognized an aggregate of $2.8 million and $5.6 million, respectively, in marketing expenses which were paid by the Company to the manufacturer. These payments were made pursuant to reciprocal promissory notes between the parties in the amount of $20.0 million. Under SOP 97-2 and SAB No. 101 governing multiple-element arrangements, the Company has determined that the IPG advertising revenue should not be recognized and that such revenues should be recorded as a reduction in the marketing expenses paid by the Company to the manufacturer.

During the year ended December 31, 2001, the Company also purchased certain assets from the same manufacturer for a purchase price of $11.6 million. At the same time, the manufacturer agreed to purchase $6.8 million in IPG advertising, of which the Company recognized revenue of approximately $1.2 million and $3.5 million for the three and nine months ended September 30, 2002. The Company has determined that (i) the fair value of the assets acquired was $4.8 million and (ii) the IPG revenues should be recognized in 2002 because the barter accounting criteria of EITF No. 99-17, “Accounting for Advertising Barter Transactions,” were not met. In addition to reversing the revenue previously recognized, $5.6 million of the original write-down was reversed during the nine months ended September 30, 2002.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	During the three months ended March 31, 2001, the Company entered into a multi-year licensing agreement with a certain consumer electronics manufacturer, which also required the manufacturer to purchase IPG advertising over a four-year period. The Company has determined that IPG advertising revenue should not be recognized and that such revenues should be recorded as a reduction in the marketing expenses related to the licensing agreement. As a result, during the three months ended September 30, 2002 and the nine months ended September 30, 2002, revenue in the Interactive Platform Sector decreased by $0.3 million and $0.9 million respectively.

    Expenses

In allocating the purchase price for the acquisition of TV Guide, the Company recorded approximately $12.6 million in deferred subscription acquisition costs related to TV Guide magazine as an asset on the July 2000 purchase date. The Company deferred subscription acquisition costs in future periods and amortized such costs over a one year period. The Company has determined that such costs, did not meet the criteria for capitalization under Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs,” and should not have been capitalized. As a result of this restatement, the Company has (i) reversed the $12.6 million recorded on the opening balance sheet resulting in an increase to goodwill as of the acquisition date and (ii) written off advertising costs as incurred subsequent to that date. As a result, pre-tax income increased $0.4 million and decreased $0.5 million for the three months ended September 30, 2002 and 2001, respectively. Pre-tax income for the nine months ended September 30, 2002 and 2001 increased $2.5 million and $3.0 million, respectively.

•	During the nine months ended September 30, 2001, the Company recorded accruals to fund future marketing initiatives. During the three and nine months ended September 30, 2002, $1.5 million and $10.2 million, respectively, in accruals were reversed into income because the Company determined that there was no basis for recording the liability and no amounts had been paid. The Company has also determined that no expense should have been recorded in the earlier periods and has reversed the accrual. As a result of this restatement, pre-tax income has decreased by $1.5 million and increased by $0.8 million in the three months ended September 30, 2002 and 2001, respectively, and decreased by $10.2 million and increased by $1.2 million in the nine months ended September 30, 2002 and 2001, respectively.

•	During the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000, the Company capitalized patent prosecution costs and patent litigation costs. During the same periods, the Company recognized expenses relating to the amortization of patent prosecution costs and patent litigation costs. The Company has determined that it should not capitalize any patent prosecution or litigation costs and that such costs should be expensed as incurred. With respect to patent prosecution costs, the Company has determined that its underlying accounting records for patent prosecution costs were not sufficient to maintain accountability for the recorded assets or to make assessments relative to useful lives or potential impairment on individual patents or patent groups. With respect to patent costs, the Company’s previous policy was to expense patent litigation costs as incurred. During the year ended March 31, 2000, the Company changed to a method to capitalize and amortize such costs over estimated useful lives, which constituted a discretionary change to a less preferable accounting method. The Company has expensed all such previously capitalized costs in the periods in which such costs were incurred. As a result of this restatement, operating expenses increased by $5.3 million and $13.3 million, in the three months ended September 30, 2002 and September 30, 2001 respectively. In addition, operating expenses have also increased by $31.4 million and $28.1 million in the nine months ended September 30, 2002 and September 30, 2001, respectively.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	During the nine months ended September 30, 2001, the Company accrued a liability for certain retailer promotion expenses. The Company has determined that there was insufficient substantiation for the amounts accrued and that the expenses should have been recorded at the time they were paid. As a result of this restatement, pre-tax income has increased by $4.5 million for the three months ended September 30, 2001. In addition, pretax income has decreased by $5.7 million and increased by $7.2 million in the nine months ended September 30, 2002 and 2001, respectively.

    Stock Compensation

•	In January 1998, the Company granted options to purchase the Company’s common stock to its former CEO which were subject to stockholder approval. The approval was obtained in March 1998. On the date of stockholder approval, the market price of the underlying stock exceeded the exercise price of the options by approximately $25.0 million. The Company has determined, under APB No. 25, that the $25.0 million excess constituted unearned compensation expense as of the date of stockholder approval. As a result of this restatement, $0.3 million and $1.5 million in compensation expense has been recorded in the three and nine months ended September 30, 2001.

    Investments

•	In June 2001, the Company wrote down the value assigned to an investment acquired by the Company as part of its acquisition of TV Guide in July 2000. The write-down was recorded as a $69.6 million reduction in goodwill through an adjustment to the purchase price allocation for TV Guide. The Company subsequently recognized an other-than-temporary impairment charge of $48.1 million on this same investment. The Company has determined that the $69.6 million write-down should have been charged against earnings, not goodwill, because the charge reflected an impairment in the value of the asset that occurred subsequent to the acquisition date. In addition, the Company has restated its accounting for the warrant portion of the investment, which was overvalued by $7 million, by adjusting goodwill in purchase accounting. Accordingly, the Company has recorded $59.3 million of the $69.6 million as a charge for the nine months ended September 30, 2001 and has adjusted amortization expense for all periods subsequent to the TV Guide acquisition to reflect the offsetting increase to goodwill.

•

In May 2001, the Company entered into an agreement pursuant to which it received warrants to purchase an equity interest in the other party, in exchange for a long-term content and patent license expiring in 2019. The Company has exercised one of the warrants for a de minimus exercise price and owns approximately 17% of the equity of the other party. The Company retains warrants to purchase up to 51% of equity of the other party for an aggregate exercise price of $41.1 million. The warrants were recorded under the cost method at $10.8 million with an offset to deferred revenue. In subsequent years, the investment was written down as a result of an other than temporary decline in its value. The Company shares in certain revenues and other fees earned by the other party, and has the right to representation on its board of directors. The Company has determined that, as it had the ability to exercise significant influence at the time of the transaction, the equity method should be applied and the investment should be recorded based on the consideration paid, which was de minimis. Accordingly, the initial entry to record the $10.8 million investment and related deferred revenue, and subsequent entry to write-off $5.2 million of carrying value in the investment in the warrants and to

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognize license fee revenue over the term of the agreement have been reversed. As a result of this restatement, pre-tax income has decreased by $0.2 million in each of the three months ended September 30, 2002 and September 30, 2001. In addition, pre-tax income increased by $3.2 million and decreased $0.2 million in the nine months ended September 30, 2002 and 2001, respectively.

•	During the nine months ended September 30, 2001, the Company accrued a liability for certain retailer promotion expenses. The Company has determined that there was insufficient substantiation for the in the licensee. As a result of this restatement, pre-tax income has decreased by $5.1 million in the nine months ended September 30, 2001.

    Impairment of Goodwill and Other Intangible Assets

•	As part of the Company’s purchase price allocation for its TV Guide acquisition consummated on July 12, 2000, with the assistance of an outside valuation expert, the Company allocated the purchase price to the acquired net assets, including identifiable intangibles and goodwill. The Company has determined that restatements are required to reflect (i) certain of the restatements noted above that impact the values of the assets acquired and liabilities assumed in the acquisition, and (ii) adjustments to the methodology used to determine the fair value of certain identifiable intangible assets which decreased by $109.6 million as of the acquisition date. Accordingly, amortization expense increased by $9.8 million for the three months ended September 30, 2001, and decreased $11.8 million for the nine months ended September 30, 2001.

    Other

•	During the year ended March 31, 2000, the Company expensed $2.0 million with respect to investment banking services rendered but not paid for, in connection with two transactions that closed during the year, which were accounted for as pooling of interests. In 2001, in connection with a subsequent acquisition accounted for as a purchase, the Company re-characterized the fees as a direct cost of the subsequent acquisition. The Company has determined that no re-characterization should have occurred and has reversed the $2.0 million credit to income recorded in the year ended December 31, 2001 and reduced goodwill by the same amount, thereby decreasing pre-tax income by $2.0 million in the nine months ended September 30, 2001.

•	The Company has adjusted its income tax accounts to reflect appropriate amounts of its various tax liabilities, as well as to reflect the tax impacts of the restatement adjustments described in this footnote. As a result, the tax benefit has increased by $34.9 million and $1.0 million for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, the tax provision was adjusted by $26.9 million and $42.7 million, respectively.

•	The Company has determined that for the three and nine months ended September 30, 2002 and 2001 and as of September 30, 2002 and December 31, 2001, certain restatements should also be made for numerous other items that are individually not material to the periods presented. These items include certain adjustments accruals, reserves and timing changes in recording of transactions and are reflected in the Unaudited Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Unaudited Condensed Consolidated Financial Statements as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 and notes thereto have been restated to include the items described above. The following financial statement line items were impacted:

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Restated September 30, 2002	As previously Reported September 30, 2002(1)	Restated December 31, 2001		As previously Reported December 31, 2001(1)
Cash	$354,750	$354,865	$	n/a	$	n/a
Marketable securities	28,395	30,646		42,212		41,940
Receivables, net	212,024	159,256		278,947		285,076
Future tax assets, net	33,942	19,506		28,500		14,957
Deferred tax assets, net	33,942	19,506		28,500		14,957
Other current assets	30,024	38,356		31,117		38,391
Total current assets	659,135	602,629		729,754		729,886
Property and equipment, net	67,439	68,533		86,070		87,950
Goodwill	1,455,667	346,372		5,633,183		5,485,807
Indefinite-lived intangible assets	401,873	568,414		795,341		893,425
Finite-lived intangible assets	602,531	722,490		1,934,093		2,242,503
Marketable securities and other investments	68,232	69,772		102,025		107,569
Other assets	21,359	23,969		61,047		25,888
Total assets	3,276,236	2,402,179		9,341,513		9,573,028
Accounts payable and accrued expenses	99,749	186,020		172,378		285,761
Current portion of deferred revenue	226,493	209,363		254,824		261,420
Total current liabilities	411,052	480,193		489,403		609,382
Deferred tax liability	295,238	424,549		1,008,670		1,086,724
Deferred revenue, less current portion	171,458	93,645		192,746		109,507
Other liabilities	3,880	5,519		5,411		6,286
Accumulated deficit	(6,100,447)	(7,069,555)		(982,666)		(838,638)
Accumulated other comprehensive income, net of tax	16,183	16,428		25,011		24,101
Unearned compensation	n/a	n/a		(25,188)		(24,988)
Total stockholders’ equity	2,207,690	1,211,355		7,374,254		7,490,100
Total liabilities and stockholders’ equity	3,276,236	2,402,179		9,341,513		9,573,028
Additional paid-in capital	8,390,679	8,363,207		8,387,761		8,360,289

(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002. Some of these previous restatements have been further adjusted in the current restatements reflected above.

“n/a”	means the line item was not impacted by the restatement.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Restated Three months Ended September 30, 2002	As previously Reported Three months Ended September 30, 2002(1)	Restated Nine months ended September 30, 2002	As previously Reported Nine months ended September 30, 2002(1)
Revenues	$236,890	$253,350	$756,664	$815,454
Operating expenses, excluding stock compensation, depreciation and amortization, write-down and impairment charges	194,794	190,836	603,225	597,692
Depreciation and amortization	72,865	76,558	288,064	313,834
Impairment of intangible assets	n/a	n/a	1,305,339	1,259,147
Total operating expenses	268,977	268,712	2,216,440	2,234,709
Operating (loss) income	(32,087)	(15,362)	(1,459,776)	(1,419,255)
Other (expense) income, net	(4,436)	(6,431)	(15,386)	(23,811)
(Loss) before income taxes, extraordinary loss on debt extinguishment and cumulative effect of an accounting change	(37,805)	(24,070)	(1,479,850)	(1,450,869)
(Benefit) provision for income taxes	(41,682)	(6,764)	(550,106)	(523,228)
(Loss) income before extraordinary item	3,877	(17,306)	(929,744)	(927,636)
Net (loss) income	3,877	(17,306)	(5,117,781)	(6,230,917)
Basic (loss) earnings per share:
(Loss) income before extraordinary item	.01	(.04)	(2.26)	(2.25)
(Loss) income before income taxes and extraordinary item	(37,805)	(24,070)	(1,479,850)	(1,450,864)
Net (loss) income	.01	(.04)	(12.44)	(15.14)
Cumulative effect of an accounting change, net of tax	n/a	n/a	(10.18)	(12.89)
Diluted (loss) earnings per share:
(Loss) income before extraordinary item	.01	(.04)	(2.26)	(2.25)
Cumulative effect of an accounting change, net of tax	n/a	n/a	(10.18)	(12.89)
Net (loss) income	.01	(.04)	(12.44)	(15.14)

(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002. Some of these previous restatements have been further adjusted in the current restatements reflected above.

“n/a”	means the line item was not impacted by the restatement.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Restated Three months Ended September 30, 2001	As previously Reported Three months Ended September 30, 2001(1)	Restated Nine months ended September 30, 2001	As previously Reported Nine months ended September 30, 2001(1)
Revenues	$274,465	$299,863	$860,326	$917,498
Operating expenses, excluding stock compensation, depreciation and amortization, write down and impairment charges	$220,995	$208,213	$671,441	$642,956
Stock compensation	6,833	6,534	25,200	23,691
Depreciation and amortization	233,430	235,199	704,332	709,062
Total operating expenses	461,258	449,946	1,400,973	1,375,709
Operating (loss) income	(186,793)	(150,083)	(540,647)	(458,211)
Interest expense	(4,918)	(4,880)	(24,020)	(23,982)
Other (expense) income, net	(13,013)	(7,840)	(82,299)	(6,786)
(Loss) before income taxes, extraordinary loss on debt extinguishment and cumulative effect of an accounting change	(204,724)	(162,803)	(646,896)	(488,979)
(Loss) income before extraordinary loss on debt extinguishment and cumulative effect of an accounting change	(204,724)	(162,803)	(646,896)	(488,979)
(Loss) income before extraordinary loss on debt extinguishment and cumulative effect of an accounting change	(181,511)	(140,251)	(536,642)	(421,407)
(Benefit) provision for income taxes	(23,213)	(22,552)	(110,254)	(67,572)
Net (loss) income	(181,511)	(140,251)	(538,742)	(423,507)
Basic (loss) earnings per share:
(Loss) income before extraordinary item	(0.44)	(0.34)	(1.30)	(1.02)
Net (loss) income	(0.44)	(0.34)	(1.31)	(1.03)
Diluted (loss) earnings per share:
(Loss) income before extraordinary item	(0.44)	(0.34)	(1.30)	(1.02)
Net (loss) income	(0.44)	(0.34)	(1.31)	(1.03)

(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002. Some of these previous restatements have been further adjusted in the current restatements reflected above.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Restated Three Months Ended September 30, 2002	As previously Reported Three Months ended September 30, 2002(1)	Restated Nine Months ended September 30, 2002	As previously Reported Nine Months ended September 30, 2002(1)
Balance at beginning of period	$2,207,472	$1,232,739	$7,374,254	$7,490,100
Net loss	3,877	(17,306)	(5,117,781)	(6,230,917)
Other comprehensive income, net of tax	(4,979)	(5,398)	(8,828)	(7,673)
Comprehensive loss	(1,102)	(22,704)	(5,126,609)	(6,238,590)
Purchase of treasury stock			(63,423)	(63,423)
Other, principally shares issued pursuant to stock options plans, including tax benefit, and amortization of unearned compensation	1,320	1,320	23,468	23,268
Balance at end of period	2,207,690	1,211,355	2,207,690	1,211,355

	Restated Three Months Ended September 30, 2001	As previously Reported Three Months ended September 30, 2001(1)	Restated Nine Months ended September 30, 2001	As previously Reported Nine Months ended September 30, 2001(1)
Balance at beginning of period	$7,690,762	$7,763,782	$8,019,418	$8,025,240
Net loss	(181,511)	(140,251)	(538,742)	(423,507)
Other comprehensive income, net of tax	(8,505)	(9,665)	(14,067)	(20,795)
Comprehensive loss	(190,016)	(149,916)	(552,809)	(444,302)
Issuance of common stock for acquisitions		27,851		27,851
Purchase of treasury stock
Other, principally shares issued pursuant to stock options plans, including tax benefit, and amortization of unearned compensation	50,824	22,673	84,961	55,601
Balance at end of period	7,551,570	7,664,390	7,551,570	7,664,390

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Restated Nine months ended September 30, 2002	As previously Reported Nine months ended September 30, 2002(1)	Restated Nine months ended September 30, 2001	As previously Reported Nine months ended September 30, 2001(1)
Cash flows from operating activities:
Net (loss) income	$(5,117,781)	$(6,230,917)	$(538,742)	$(423,507)
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of accounting changes, net of tax	4,188,037	5,303,281	n/a	n/a
Stock compensation expenses	19,812	19,612	25,200	23,691
Write down and capitalized patent litigation costs	n/a	44,424	n/a	n/a
Depreciation and amortization	288,064	313,834	704,332	709,062
Deferred income taxes	(579,126)	(553,693)	(102,557)	(103,232)
Investment write down	17,676	12,216	89,925	6,000
Impairment of intangible assets	1,305,339	1,259,147	n/a	n/a
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	119,691	124,596	50,911	24,436
Other assets	(13,611)	1,720	1,640	8,943
Accounts payable, accrued expenses and other liabilities	(53,303)	(78,196)	(94,076)	(38,958)
Deferred revenue	(49,501)	(67,387)	(32,319)	(69,528)
Cash flows from operating activities	127,528	150,868	122,877	155,470
Cash flows from investing activities:
Investments and acquisitions	(2,077)	(3,617)	(33,158)	(30,908)
Additions to intangible assets	(3,202)	(25,131)	n/a	(34,593)
Cash flows from investing activities	15,261	(8,208)	59,879	26,302
Effect of exchange rate charges on cash and cash equivalents	436	680	n/a	n/a
Cash and cash equivalents at beginning of period	n/a	n/a	487,062	488,046
Cash and cash equivalents at end of period	354,750	354,865	n/a	n/a

n/a	means the line item was not impacted by the restatement.

(1)	Reflects previous restatements that were included in filings with the SEC on November 14, 2002. Some of these previous restatements have been further adjusted in the current restatements reflected above.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)  Accounting Change—Goodwill and Intangible Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“Statement 142”), effective January 1, 2002. Under Statement 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment at least annually and any excess in carrying value over the estimated fair value is charged to results of operations. The previous method for determining impairment utilized an undiscounted cash flow approach for the initial impairment assessment, while Statement 142 utilizes a fair value approach. The indefinite-lived intangible asset and goodwill impairment charges discussed below are the result of the change in the accounting method for determining the impairment of goodwill and certain intangible assets.

The Company, primarily through the acquisition of TV Guide on July 12, 2000, has a significant amount of goodwill and indefinite-lived intangible assets, consisting of trademark and publishing rights.

In connection with the adoption of Statement 142, the Company determined that the Company’s trademark, trade name and publishing rights have indefinite useful lives. Pursuant to the transitional rules of Statement 142, the Company performed an impairment test of these assets, which resulted in an impairment charge of $369.0 million ($223.2 million, net of tax) as of January 1, 2002. The impairment charge represents the excess of the carrying amount of a trademark over its estimated fair value as determined by the Company, with the assistance of a third party valuation expert, utilizing the relief from royalty valuation method. This method estimates the benefit to the Company resulting from owning rather than licensing the trademark.

Also in connection with the adoption of Statement 142, the Company completed the transitional goodwill impairment test during the second quarter of 2002 and recorded an impairment charge of $3,964.8 million as of January 1, 2002. A third party valuation expert, considering both income and market approaches, estimated the enterprise values of certain reporting units. The impaired goodwill is not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the impairment charge.

In total, the charges to goodwill and indefinite-lived intangible assets have been recorded as the cumulative effect of an accounting change in the amount of $4,188.0 million, net of tax as of January 1, 2002 in the accompanying unaudited condensed consolidated statements of operations.

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

	Restated Three Months Ended September 30,		Restated Nine Months Ended September 30,
	2002	2001	2002	2001
Reported loss before cumulative effect of an accounting change	$3,877	$(181,511)	$(929,744)	$(536,642)
Add back: Goodwill amortization	—	119,582	—	344,844
Add back: Indefinite-lived intangible assets amortization, net of tax	—	4,204	—	12,578

Adjusted loss before cumulative effect of an accounting change	$3,877	$(57,725)	$(929,744)	$(179,220)

Basic and diluted loss per share before cumulative effect of an accounting change:
Reported	$0.01	$(0.44)	$(2.26)	$(1.30)
Add back: Goodwill amortization	—	0.29	—	0.84
Add back: Indefinite-lived intangible assets amortization, net of tax	—	0.01	—	0.02

Adjusted basic and diluted loss per share before cumulative effect of an accounting change	$0.01	$(0.14)	$(2.26)	$(0.44)

Changes in the carrying amount of goodwill and intangible assets with indefinite lives for the nine months ended September 30, 2002 and 2001 are as follows (in thousands):

	Restated 2002			Restated 2001
	Goodwill	Trademark and Trade Name	Publishing Rights	Goodwill	Trademark and Trade Name	Publishing Rights
Balance at December 31,	$5,633,183	$647,388	$147,953	$6,247,443	$662,165	$158,886
Current period additions and adjustments to purchase price allocation	(5,897)	2,500	—	(118,139)	2,000	—
Amortization expense	—	—	—	(344,843)	(12,590)	(8,200)
Transitional impairment charge	(3,964,812)	(346,016)	(22,952)	—	—	—
Interim impairment charge (Note 4)	(206,807)	(27,000)	—	—	—	—

Balance at September 30,	$1,455,667	$276,872	$125,001	$5,784,461	$651,575	$150,686

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the adoption of Statement 142, the Company reassessed the useful lives and residual values of its finite-lived intangible assets acquired in purchase business combinations and determined that no revisions were necessary. Intangible assets with finite lives at September 30, 2002 and December 31, 2001 are as follows (in thousands):

	Cost(1)	Accumulated Amortization	Net Balance	Amortization Period (Years)
September 30, 2002—Restated
Intangible assets with finite lives:
Contracts	$582,416	$(332,676)	$249,740	5–10
Customer lists	732,780	(486,886)	245,894	3–5
Patents	134,485	(28,268)	106,217	5–15
Other	1,467	(787)	680	5

	$1,451,148	$(848,617)	$602,531

December 31, 2001—Restated
Intangible assets with finite lives:
Contracts	$1,641,000	$(242,031)	$1,398,969	5–10
Customer lists	732,780	(321,504)	411,276	3–5
Patents	143,701	(21,266)	122,435	5–15
Other	2,000	(587)	1,413	5

	$2,519,481	$(585,388)	$1,934,093

(1)  Cost net of impairment charge.

Amortization expense was $65.5 million and $225.7 million (restated) for the nine months ended September 30, 2002 and 2001, respectively. Estimated amortization expense for the remainder of 2002 and the succeeding five years is expected to be as follows: $61.4 million—2002 (remainder); $151.2 million—2003; $53.4 million—2004; $35.6 million—2005; $15.4 million—2006; and $15.4 million—2007.

(4)  Impairment Charges (Restated)

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the second quarter of 2002, an unfavorable ruling in a proceeding before the United States International Trade Commission (“ITC”) (see Note 10) coupled with a sustained decline in the Company’s market capitalization triggered an interim assessment by the Company to determine whether certain of its finite-lived intangible assets may be impaired. Accordingly, the Company estimated the undiscounted future net cash flows to be generated by these finite-lived intangible assets to be less than their carrying amount of $1,326.4 million. The cash flow projections related to these finite-lived intangible assets as of June 30, 2002 reflected certain anticipated changes in the Company’s advertising delivery mechanism on TV Guide Interactive and anticipated consolidation in the cable television industry. The Company, with the assistance of a third party valuation expert, then estimated the fair value of these finite-lived intangible assets at $266.0 million using the traditional approach under Statement 144 as a measure of fair value. This resulted in a pre-tax impairment loss of $1,060.4 million.

Under Statement 142, in addition to an annual test, goodwill and indefinite-lived intangible assets must be tested on an interim basis if events or circumstances indicate that the estimated fair value of the asset has

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decreased below its carrying value. During the second quarter of 2002, the unfavorable ruling in the ITC proceeding and the sustained decline in the Company’s market capitalization triggered an interim assessment by the Company to determine whether the fair value of goodwill and indefinite-lived intangible assets may be less than their carrying values as of June 30, 2002. The Company, with the assistance of a third-party valuation expert, estimated the fair values of the Company’s indefinite-lived intangible assets and certain reporting units as of June 30, 2002. As a result, the Company determined that impairment charges of $206.8 million and $27.0 million should be recorded to goodwill and trademark, respectively, as of June 30, 2002.

In total, pre-tax interim impairment charges of $1.3 billion were recorded as operating expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2002.

(5)  Reclassification—Cooperative Advertising and Product Placement Costs (Restated)

In November 2001, the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 01-09, which is effective for periods commencing after December 31, 2001, clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor’s customers. As a result of the Company’s adoption of the EITF consensus, certain of the Company’s cooperative advertising and product placement costs previously classified as operating expenses have been reflected as a reduction of revenues earned from that activity. Where applicable, amounts presented in prior periods have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in decreases in both revenues and expenses for the three and nine-month periods ended September 30, 2001 of $3.0 million and $10.7 million, respectively.

(6)  Acquisitions and Sales (Restated)

TV Guide—Purchase Reserves

For the nine months ended September 30, 2002, approximately $11.6 million ($8.0 million in third-party contract termination costs and $3.6 million in separation costs) has been charged against the reserve for third-party contract termination and separation costs included in the purchase price allocation from the acquisition of TV Guide. Additionally, for the same period, the reserve was reduced by approximately $2.4 million and credited against goodwill. The reserve had an outstanding balance of $17.0 million at December 31, 2001. See the Company’s Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2001, as amended, for a description of the transaction. The Company expects that the remaining reserve for third-party contract termination and separation costs of $3.0 million at September 30, 2002 will be expended by year end.

WGN Superstation Transaction (Restated)

In April 2001, the Company sold the business that distributes the WGN Superstation signal for $106 million in cash. Concurrent with this transaction, the Company received a $100.0 million advertising commitment for the magazine and its other platforms from the acquirer pursuant to which the Company will be required to run advertising until 2007. The business that distributes the WGN Superstation signal was originally acquired in July 2000, as a part of the acquisition of TV Guide. Because the April 2001 transaction included the sale of assets and an advertising revenue commitment, this multiple element transaction was covered by both APB 16, “Business Combination”, and our revenue recognition policy on multiple element arrangements. As a result, $10.0 million has been ascribed to the magazine advertising element as the advertising is run, and the remainder of the value ($75.0 million on a discounted basis) has been ascribed to the book value of the assets sold and $15.0 million will

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be recognized as interest income over the six year contract term. As there is no persuasive or objective evidence of change in economic value of the assets sold during the period of their ownership by the Company, there is no gain or loss from the disposal recorded through the Company’s income statement and the adjusted distribution asset value is recorded as part of the purchase price allocation of the TV Guide transaction for accounting purposes. During the three and nine months ended September 30, 2002 the Company has recorded $1.0 million and $3.2 million, respectively, of interest income. For the three and nine months ended September 30, 2001, the Company recorded interest expense of $1.3 million and $2.5 million, respectively. At September 30, 2002 the Company had a receivable related to this transaction of $56.4 million.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement 142, the Company recorded an impairment charge of $37.7 million as of January 1, 2002 related to the goodwill from the acquisition of SkyMall. The goodwill balance at September 30, 2002 from this acquisition was $24.0 million (see Note 3).

The following unaudited pro forma financial information reflects the Company’s results of operations for the three and nine-month periods ended September 30, 2001 as though the SkyMall transaction had been completed as of January 1, 2001 (in thousands, except per share amounts):

	Restated Three Months Ended September 30,		Restated Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$236,890	$279,459	$756,664	$887,072
Net loss	3,877	(185,813)	(5,117,781)	(502,399)
Basic and diluted loss per share	0.01	(0.45)	(12.44)	(1.22)

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

(7)  Receivables, net

At September 30, 2002, approximately $52.5 million, or 25%, of the Company’s net receivables are due from five entities.

(8)  Credit Arrangements

The Company’s wholly owned subsidiary, TV Guide, has a $300.0 million six-year revolving credit facility and a $300.0 million four-year term loan, both expiring in February 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.81% at September 30, 2002) either at the banks’ prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide’s subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide’s ability to pay dividends to Gemstar tied to TV Guide’s leverage ratio. This restriction does not apply to Gemstar’s ability to pay dividends. As of September 30, 2002, TV Guide had available borrowing capacity under the six-year revolving credit facility of $160.6 million. Principal payments of $15.0 million in the remainder of 2002, $90.0 million in 2003 and $23 million in 2004 are due under the $300.0 million amortizing term loan. Outstanding borrowings at September 30, 2002 were $138.4 million under the revolving credit facility and $128.0 million under the term loan. At September 30, 2002, the Company had an outstanding letter of credit issued under the revolving credit facility for $1.0 million. The Company has determined that there is a reasonable likelihood that TV Guide will be unable to maintain compliance with a financial covenant in its term loan agreement during the coming twelve months. The Company is currently evaluating options to maintain compliance or mitigate the effects of any noncompliance.

The Company is a party to a loan guaranty to assist a printing services supplier in obtaining a line of credit and term loans with a bank. The maximum exposure to the Company created by this guaranty is $10.0 million.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)  Legal Proceedings

The following is a description of material legal proceedings known to the Company that have been filed subsequent to the Company’s Form 10-K for the year ended December 31, 2001, Form 10-Q for the period ended March 31, 2002 and Form 10-Q for the period ended June 30, 2002 or material proceedings previously described in such filings that have undergone significant changes.

On April 26, 1999, the Judicial Panel on Multi-District Litigation (“MDL Panel”) ordered that certain patent infringement lawsuits be coordinated or consolidated for pretrial proceedings in the Northern District of Georgia (the “MDL Transfer Order”). These lawsuits are more fully described in the Company’s Form 10-K filing for the year ended December 31, 2001, as amended. These cases involve Scientific-Atlanta and Pioneer Corporation, among other parties and involve several patents. On August 30, 2002, the Company received an Order from that court finding that two of the patents involved in these cases were not infringed by certain digital set-top box products produced by Scientific-Atlanta and Pioneer. On November 4, 2002, the court ruled that the remaining Scientific-Atlanta and Pioneer products at issue in this proceeding were not infringed by the two patents that were the subject of the August 30th ruling. The Company intends to seek review of these decisions at the appropriate juncture.

The MDL proceedings also involve three patents which were involved in a case in the United States District Court for the Western District of North Carolina entitled SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. (the “SuperGuide case”), described more fully herein. The Company is a third-party defendant in the SuperGuide case and has joined in SuperGuide’s infringement allegations against EchoStar. In two orders dated July 2, 2002 and July 25, 2002, the North Carolina court ruled that the products of the defendants in the SuperGuide case, including EchoStar’s, did not infringe the patents at issue. This ruling was based in part on a previous ruling of that court interpreting the scope of the patents at issue.

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

On October 18, 1999, a former employee of ODS Technologies, L.P. (“ODS”), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide the U.S. District Court of the Southern District of Florida complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint sought an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. On April 22, 2002, the court granted ODS and TV Guide summary judgment dismissing the case. The former employee appealed the grant of summary judgment, but the appeal subsequently was dismissed. The plaintiff has filed a motion for reinstatement and this case is currently pending on appeal.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 2, 2001, Thomson multimedia, Inc. (“Thomson”) sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In addition to its claim for declaratory relief (discussed above), Thomson has now also added a claim for antitrust violations under federal and state law. On April 22, 2002, Thomson also filed a tag-along notice with the Judicial Panel for Multi-District Litigation (the “MDL Panel”) requesting that this entire action be transferred to Georgia for coordinated pretrial proceedings with the MDL proceedings discussed in the Company’s Form 10-K for the period ended December 31, 2001, as amended. On June 3, 2002, the MDL Panel issued a Conditional Transfer Order and Simultaneous Separation and Remand of Certain Claims conditionally transferring Thomson’s antitrust claims to Georgia, but separating and remanding the balance of the claims in this case to Delaware. In response, Thomson filed a motion with the MDL Panel to transfer the entire case to Georgia. On October 16, 2002, the MDL Panel issued an Order of Transfer and Simultaneous Separation and Remand of Certain Claims in which it denied Thomson’s motion to transfer the entire case to Georgia. In so ruling, the MDL Panel adopted its decision in the June 3, 2002 Conditional Transfer Order and transferred Thomson’s antitrust claims to Georgia, but separated and remanded the balance of the claims in this case to Delaware.

On November 30, 2001, Thomson initiated an arbitration with the American Arbitration Association against the Company. The Statement of Claims filed by Thomson alleges that the Company has breached certain obligations under a group of agreements signed by the parties as of December 31, 1999 relating to a joint venture between the parties for revenue sharing of advertising on electronic programming guides. On January 7, 2002, the Company filed an Answering Statement and Counterclaim denying all allegations of the claims filed by Thomson and asserting counterclaims against Thomson and Thomson multimedia, S.A. (“Thomson S.A.”) alleging, among other things, that Thomson S.A. had breached certain of its obligations under one of the agreements signed by the parties as of December 31, 1999 relating to the introduction of electronic programming

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guides in Europe. In May 2002, the Company signed a binding Letter of Intent with Thomson, and the arbitration was stayed pending the execution of a definitive agreement.

In April and May 2002, the Company and its principal executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934 (the “1934 Act”) and the Securities Act of 1933 (the “1933 Act”). Also named in several of the complaints is The News Corporation Limited (“News Corporation”), a shareholder of the Company. The complaints name some or all of the same parties as defendants, and purport to state claims on behalf of all persons who purchased the Company’s common stock during various periods, the broadest of which is August 11, 1999 through April 4, 2002. More particularly, the alleged claims are brought under Sections 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5. The essence of the allegations is that the defendants allegedly intentionally failed to properly account for revenue accrued from Scientific-Atlanta; failed to properly account for a non-monetary transaction, pursuant to which intellectual property rights were obtained, in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with the Company’s acquisition of TV Guide, Inc. Plaintiffs allege that this had the effect of materially overstating the Company’s reported financial results. Pursuant to the parties’ stipulation, the District Court has consolidated all of the lawsuits (and any subsequently filed lawsuits) into one case known as In re Gemstar-TV Guide International Securities Litigation, Master File No. 02-2775, NM (PLAx) (C.D. Cal.) Several groups of plaintiffs and their counsel filed motions to be appointed lead plaintiff and lead plaintiff’s counsel. Pursuant to an amended order dated August 9, 2002, the Court appointed the Teachers Retirement System of Louisiana and the General Retirement System of the City of Detroit as co-lead plaintiffs, and appointed Bernstein, Litowitz, Berger & Grossman, L.L.P., as lead plaintiffs’ counsel. Plaintiff Georgica Advisors has requested that the court reconsider that decision and appoint it as lead plaintiff. The motion is scheduled to be heard on November 18, 2002. Lead plaintiffs are expected to file their consolidated complaint on or before December 12, 2002 Defendants’ response to the consolidated complaint is expected to be due on or before February 14, 2003. In addition, an Oklahoma limited partnership filed a lawsuit in the United States District Court for the Northern District of Oklahoma on October 7, 2002 against some of the same defendants, including the Company, based on the same core allegations and purported causes of action alleged in the consolidated class action. Also, the Company learned on or about November 1, 2002 that, based on these same core allegations, a separate lawsuit was filed in the federal district court for the Central District of California against the Company and some of the same defendants. The lawsuit alleges state law based derivative claims, including those based on various breaches of fiduciary duty. The Company intends to defend these actions vigorously.

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

On September 6, 2002, TV Guide Distribution, Inc. (“TVGD”), together with six other plaintiffs comprising national distributors of magazines, filed an action entitled TV Guide Distribution, Inc. et al. v. Ronald E. Scherer et al., in the Court of Common Pleas, Franklin County, Ohio (Case No. 02CVH09 9891). The complaint named more than thirty defendants, made up of principals and shareholders of United Magazine Company, Inc. (“Unimag”) and their affiliates, regional wholesalers of magazines that went out of business in September 1999, leaving more than $100 million of outstanding receivables due and owing to the national distributor plaintiffs. The complaint alleges that defendants engaged in a course of conduct that violated Ohio statutes prohibiting fraudulent conveyances and other unlawful payments designed to hinder, delay or defraud TVGD and the other plaintiffs, Unimag’s creditors. An initial status conference was scheduled for November 21, 2002. See the Company’s Form 10-Q for the quarter ended March 31, 2002, as amended, for a discussion of other ongoing litigation involving Unimag and TVGD.

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

On November 6, 2002, Scientific-Atlanta and PowerTV, Inc. (“S-A”) filed a counterclaim against the Company and certain of its subsidiaries in a case captioned Personalized Media Communications, L.L.C. v. Scientific-Atlanta, Inc., and PowerTV, Inc., United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 02-CV-824 (CAP). At that time, S-A asserted declaratory relief claims against the Gemstar parties seeking a declaration of noninfringement, invalidity and unenforceability of certain patents as to which the Company is a licensee. On November 6, 2002, S-A also filed a motion with the MDL Panel to transfer this action to Delaware for consolidation of pretrial proceedings with the Pegasus Development Corporation, et al. v. DirecTV, Inc., et al. matter discussed above.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and has provided the Company with a possible settlement structure, including the imposition of a fine and certain other conditions and restrictions.

(10)  Related Party Transactions and Other Significant Relationships

In connection with the acquisition of TV Guide in 2000, News Corporation became a stockholder of the Company. As of September 30, 2002, News Corporation directly and indirectly owns approximately 43% of the Company’s outstanding common stock and has the right to designate six directors on the Company’s board. The Company earned advertising revenues of $3.2 million and $2.4 million for the three months ended September 30, 2002 and 2001, respectively, and $11.7 million and $15.2 million for the nine months ended September 30, 2002 and 2001, respectively, from entities controlled by News Corporation. In addition, the Company acquired programming from News Corporation controlled entities of $837,000 and $3.1 million for the three months ended September 30, 2002 and 2001, respectively, and $3.6 million and $8.6 million for the nine months ended September 30, 2002 and 2001, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corporation. As of September 30, 2002 and December 31, 2001, the Company had receivables due from News Corporation controlled entities totaling $3.7 million and $4.6 million, respectively, and payables due to News Corporation controlled entities totaling $262,000 and $302,000, respectively. The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.1 million and $1.3 million for the three months ended September 30, 2002 and 2001, respectively, and $3.1 million and $2.5 million for the nine months ended September 30, 2002 and 2001, respectively. Expenses for the nine months ended September 30, 2001 included a rent and facilities credit of $345,000 from News Corporation. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

Liberty Media Corporation (“Liberty Media”), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corporation. For the period January 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, the Company purchased programming from Liberty Media controlled affiliates of $4.5 million. During the same period, the Company also sold video, program promotion and guide services of $6.7 million to AT&T Broadband and Internet Services (“BIS”) and its consolidated affiliates. In addition, during the same period, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $2.4 million. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

The Company has included in the amounts discussed above transactions with News Corporation, BIS, and Liberty Media and all known entities in which BIS, Liberty Media and News Corporation have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corporation own, directly or indirectly, 50% or less.

(11)  Segment Information (Restated)

The Company organizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company’s technologies include the video recording technology currently marketed under the VCR Plus+ system brand, interactive program guides marketed under the GUIDE Plus+ and TV Guide Interactive, and the electronic book technology currently

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

marketed under the Gemstar eBook and other brands); the Interactive Platform Sector, which is responsible for advertising brand and e-commerce on the Company’s proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG Network, SkyMall catalog sales, Superstar/Netlink Group, UVTV, SpaceCom and other non-interactive platforms and media properties.

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

Segment information for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands):

	Restated Three Months Ended September 30,		Restated Nine Months Ended September 30,
	2002	2001	2002	2001
Technology and Licensing Sector
Revenues(4)	$33,263	$41,918	$119,190	$124,652
Operating expenses(1)(3)(4)	24,559	29,113	68,235	88,266

EBITDA(2)	$8,704	$12,805	$50,955	$36,386

Interactive Platform Sector
Revenues	$11,554	$7,157	$31,664	$19,634
Operating expenses(1)(3)	15,901	22,898	49,058	56,374

EBITDA(2)	$(4,347)	$(15,741)	$(17,394)	$(36,740)

Media and Services Sector
Revenues(3)	$192,073	$225,390	$605,810	$716,040
Operating expenses(1)(3)	154,334	168,984	485,932	526,801

EBITDA(2)	$37,738	$56,406	$119,878	$189,239

Consolidated
Revenues(3)(4)	$236,890	$274,465	$756,664	$860,326
Operating expenses(1)(3)(4)	194,794	220,995	603,225	671,441

EBITDA(2)	$42,095	$53,470	$153,439	$188,885

(1)	Operating expenses means operating expenses excluding provision for bad debts, stock compensation expense, depreciation and amortization, write-down and impairment charges.
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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(3)	Commencing January 1, 2002, the operating costs of the media sales group have been allocated to the various business units based on advertising revenue dollars earned. Prior period results, which included media sales group commissions reported as revenues by the Media and Services Sector have been reclassified to reflect such commission revenues as a reduction of expenses in the Media and Services Sector. Effective January 1, 2002, the Company revised its method of allocating corporate expenses to the business sectors concurrent with a reorganization of certain corporate functions.
(4)	The Company’s financial statements are presented in accordance with the guidance provided by EITF No. 01-09. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in decreases in both revenues and expenses for the three and nine-month periods ended September 30, 2001 of $3.0 million and $10.7 million, respectively, for the Technology and Licensing Sector.

(12)  Income Taxes (Restated)

The income tax benefit for the three and nine months ended September 30, 2002 was $41.7 million and $550.1 million, respectively, which reflects an effective tax rate of 110% and 37% for each of the respective periods. The income tax benefit for the three and nine months ended September 30, 2001 (restated) was $23.2 million and $110.3 million, respectively, which reflects an effective tax rate of 11% and 17% for each of the respective periods. The net increase in the effective tax rate is primarily due to the change in the treatment of amortization of goodwill in accordance with Statement 142, which has no associated impact on the provision for income taxes. In addition, the overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carry forwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company’s future tax expense as a percentage of income before income taxes may vary from period to period.

(13)  Stock Repurchase Program

In April 2002, the Company’s Board of Directors authorized an extension of its authorization granted in September 2001 to repurchase up to $300.0 million of the Company’s outstanding shares of common stock. The authorization permitted the Company to purchase shares in the open market at prevailing prices, or in privately negotiated transactions at then prevailing prices, provided that the Company complied with SEC regulations regarding such purchases. The extension expired on September 18, 2002. During the period subsequent to the date the extension was granted through September 30, 2002, the Company repurchased 6.9 million shares of the Company’s common stock for an aggregate price of $63.4 million. Since September 2001, the Company has repurchased a total of 7.2 million shares for an aggregate price of $69.8 million.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)  Events Subsequent to Balance Sheet Date

Management Restructuring

On November 7, 2002, the Company entered into various management restructuring agreements with Dr. Yuen and Ms Leung (the “Former Executives”). Dr. Yuen resigned from his duties as President and Chief Executive Officer, and Ms. Leung, as Co-President, Co-Chief Operating Officer and Chief Financial Officer, and both became non-executive officers of a new wholly owned international-focused business unit. The Former Executives terminated their existing employment agreements and replaced them with new five- and three-year employment agreements, respectively, which provide for annual salaries totaling $2.5 million and certain other benefits. Under Dr. Yuen’s new employment agreement, Dr. Yuen assigned to the company all intellectual property related to the business of the Company that he previously developed. Dr. Yuen has a contractual right to serve as a non-executive chairman of the Board of Directors during the term of his employment agreement and Ms. Leung will continue as a non-executive member of the Board of Directors and has agreed to resign effective as of the end of her current term. In addition, Dr. Yuen entered into a Patent Rights Agreement granting the Company the option to acquire certain inventions of Dr. Yuen and requiring certain payments by the Company and other obligations more fully described below.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Litigation

The Company is a party to certain proceedings consolidated in the United States District Court for the Northern District of Georgia by the Judicial Panel on Multi-District Litigation (the “MDL Cases”) against Scientific-Atlanta Inc. (“SA”), among other parties. These proceedings involve several of the Company’s patents, including three patents which were also involved in a case in the SuperGuide Case. The Company is a third-party defendant in the SuperGuide Case and has joined in SuperGuide’s infringement allegations against EchoStar. In two Orders dated July 2, 2002 and July 25, 2002, the North Carolina Court ruled that the products of the defendants in the SuperGuide case, including EchoStar’s, did not infringe the patents at issue. This ruling was based in part on a previous ruling of that Court interpreting the scope of the patents at issue. The Company then filed a notice of appeal to the Federal Circuit. Briefing of the appeal to the Federal Circuit has recently concluded. The Company expects that the next step in the proceeding will be oral argument before the Federal Circuit.

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

DIVA Transaction

On May 22, 2002, the Company entered into an Asset Purchase Agreement with DIVA Systems Corporation (“DIVA”), a provider of server-based technology and software systems for cable television, to acquire substantially all of its assets for approximately $4.0 million as part of a bankruptcy proceeding. The transaction was not completed. The Company is currently engaged in litigation over the Asset Purchase Agreement related to the DIVA transaction.

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

	Restated Three Months Ended September 30,		Restated Nine Months Ended September 30,
	2002	2001(1)(3)	2002	2001(1)(3)
Statement of Operations Data:
Revenues	$236,890	$274,465	$756,664	$860,326
Operating expenses:
Operating expenses, excluding stock compensation, depreciation and amortization, write-down and impairment charges	194,794	220,995	603,225	671,441
Stock compensation	1,318	6,833	19,812	25,200
Depreciation and amortization	72,865	233,430	288,064	704,332
Impairment of intangible assets(4)	—	—	1,305,339

	268,977	461,258	2,216,440	1,400,973

Operating loss	(32,087)	(186,793)	(1,459,776)	(540,647)
Interest expense	(1,282)	(4,918)	(4,688)	(24,020)
Other expense, net	(4,436)	(13,013)	(15,386)	(82,229)

Loss before income taxes, extraordinary loss on debt extinguishment and cumulative effect of an accounting change	(37,805)	(204,724)	(1,479,850)	(646,896)
Income tax benefit	(41,682)	(23,213)	(550,106)	(110,254)

Loss before extraordinary loss on debt extinguishment and cumulative effect of an accounting change	3,877	(181,511)	(929,744)	(536,642)
Extraordinary loss on debt extinguishment, net of tax	—	—	—	(2,100)
Cumulative effect of an accounting change, net of tax	—	—	(4,188,037)	—

Net loss	$3,877	$(181,511)	$(5,117,781)	$(538,742)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$(9,518)	$16,808	$127,528	$122,877
Investing activities	(1,757)	(38,307)	15,261	59,879
Financing activities	(34,994)	(22,083)	(137,725)	(279,528)
EBITDA(2)	42,096	53,470	153,439	188,885

(1)	Effective July 18, 2001, the Company’s consolidated operating results include the operating results of SkyMall. SkyMall was acquired in a transaction accounted for as a purchase. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold.
(2)	EBITDA means operating (loss) income before stock compensation, depreciation and amortization, write-down and impairment charges. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company’s business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are presented in the Unaudited Condensed Consolidated Financial Statements included in this report. Additionally, the Company’s calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.
(3)	The Company’s financial statements are presented in accordance with the guidance provided by EITF No. 01-09. Where applicable, amounts presented in the prior period have been reclassified to conform with the income statement classifications for the current period. Such reclassifications resulted in decreases in both revenues and expenses for the three and nine-month periods ended September 30, 2001 of $3.0 million and $10.7 million, respectively, for the Technology Licensing Sector.
(4)	Impairment of intangible assets represents a write-down of the carrying value of goodwill, finite-lived intangible assets and trademarks.

Overview of Significant Events

The Company’s normal and customary business practice is to assess whether certain events necessitate a change in assumptions and estimates as they relate to its established accounting policies on revenue recognition, allowances, and the carrying value of intangible assets. The Company has assessed the impact of certain significant events that occurred during the nine months ended September 30, 2002 to determine their effect on the Company’s financial results.

On June 21, 2002, an Administrative Law Judge issued an ID in a United States International Trade Commission (“ITC”) proceeding denying the Company’s request for an exclusionary order to prevent further importation of certain set-top boxes containing IPGs which the Company believes infringe some of its patents. The ITC determined not to review this decision on August 29, 2002. On July 2, 2002, the United States District Court for the Western District of North Carolina in SuperGuide case ruled that certain of the defendants’ products did not infringe the SuperGuide Patents, and on July 25, 2002, the court dismissed all remaining claims in the case. The Company was a third party defendant in this matter and had joined in SuperGuide’s infringement allegations against EchoStar. The Company has now appealed the ITC and SuperGuide rulings. (See Note 9, “Legal Proceedings,” to the Unaudited Condensed Consolidated Financial Statements.)

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

•	Based on an interim impairment analysis under Statement 142, the Company recorded pre-tax impairment charges to its goodwill and trademark of $206.8 million and $27.0 million, respectively, during the quarter ended June 30, 2002. These charges were recorded as operating expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

•	Based on an impairment analysis under Statement 144, the Company recognized a pre-tax impairment loss of $1,060.4 million during the quarter ended June 30, 2002, after it was determined that the carrying value of certain finite-lived intangible assets exceeded their fair value.

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

Consolidated Results of Operations

Revenues for the three months ended September 30, 2002 were $236.9 million, a decrease of $37.6 million, or 14%, compared to the same period in 2001. The decrease for the three months ended September 30, 2002 was attributable to a $11.1 million decrease in TV Guide Magazine’s newsstand and subscription revenues, a $3.3 million decrease in advertising revenues, primarily at TV Guide Magazine, a $13.6 million decrease in SNG C-band revenues due to continued declines in subscribers, and a decrease of $8.6 million in licensing revenues as a result of declining set-top box shipments from Thompson and the expiration of our contract with Hughes.

For the nine months ended September 30, 2002, revenues were $756.7 million, a decrease of $103.7 million, or 12%, compared to the same period in 2001. The decrease for the nine months was attributable to a $38.9 million decrease in TV Guide Magazine’s newstand and subscription revenues, a $21.7 million decline in advertising revenues and a $44.0 million decrease in SNG C-band subscriber revenues.

The Company’s total advertising revenues for the three months ended September 30, 2002 were $49.8 million, a decrease of $3.3 million, or 6%, compared to the same period in 2001. For the nine months ended September 30, 2002, advertising revenues were $156.9 million, a decrease of $21.7 million, or 12%, compared to the same period in 2001. The general weakness in the advertising market, combined with declining circulation at TV Guide Magazine, continue to impact the Company’s advertising revenues.

Operating expenses, excluding stock compensation, depreciation and amortization, write-down and impairment charges, were $194.8 million for the quarter ended September 30, 2002, a decrease of $26.2 million, or 12%, when compared to the same period in the prior year. For the nine months ended September 30, 2002, operating expenses were $603.2 million, a decrease of $68.2 million, or 10%, compared to the same period in the prior year. The decrease in operating expenses for both periods was a result of the general cost controls in effect throughout the Company. The decreases were also attributable to reductions in TV Guide Magazine production expenses for paper, printing, and postage and reduced programming costs for SNG. The decrease for the nine-month period was partially offset by additional expenses attributable to SkyMall.

Stock compensation expense reflects amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options assumed by the Company. The unearned compensation is being amortized over the remaining vesting period of the options. Stock compensation expense for the quarter ended September 30, 2002 was $1.3 million, a decrease of $5.5 million primarily due to the separation of four senior officers and two executive officers from the Company in the first six months of 2002. For the nine months ended September 30, 2002, stock compensation expense was $19.8 million which, also included $12.9 million of accelerated unearned compensation amortization resulting from an executive officer who separated from the Company during the period.

Depreciation and amortization during the quarter ended September 30, 2002 was $72.9 million, a decrease of $160.6 million compared to the same period in 2001. For the nine months ended September 30, 2002, depreciation and amortization was $288.1 million, a decrease of $416.3 million compared to the same period in the prior year. The decrease in depreciation and amortization for the three and nine-month periods was primarily a result of the adoption of the provisions of Statement 142, which became effective January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. (See Notes 3 and 4 “Accounting Change-Goodwill and Intangible Assets” and “Impairment Charge” to the Unaudited Condensed Consolidated Financial Statements.) Other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant.

Impairment of intangible assets represents a write-down of the carrying amount of finite-lived intangible assets ($1.1 billion), goodwill ($4.0 billion) and trademark ($0.3 billion) to their fair values based on analyses performed as of June 30, 2002.

Interest expense was $1.3 million for the three months ended September 30, 2002 and $4.9 million for the nine months ended September 30, 2002, compared to $4.7 million and $24.0 million, respectively, for the same periods in the prior year. The decreases in interest expense during the three and nine-month periods were attributable to lower debt levels coupled with lower interest rates.

Other expense, net decreased to $4.4 million for the three months ended September 30, 2002 from $13.0 million for the same period in 2001. For the nine months ended September 30, 2002, other expense, net was $15.4 million as compared to $82.2 million for the prior year period. The decrease in other expense, net for the three-month period was primarily attributable to a $6.8 million write-down of certain investments during the quarter ended September 30, 2001 as compared with a $2.0 million write-off of an asset in the same period of 2002. Additionally, the Company earned $2.9 million less interest income on cash balances during the 2002 quarterly period primarily due to lower interest rates. The decrease in other expense, net for the nine-month period was primarily due to a $12.6 million decrease in interest income coupled with a write-down of certain marketable securities held by one of the Company’s equity-method investees. The decline in the fair value of such securities was determined to be other than temporary.

The provision for income tax benefit as a percentage of loss before income taxes, extraordinary loss on debt extinguishment and cumulative effect of an accounting change for the three and nine months ended September 30, 2002 was 110% and 11%, respectively, compared to 37% for the three months ended September 30, 2002 and 17% for the nine months ended December 31, 2002. The income tax benefit for the three and nine months ended September 30, 2002 was $41.7 million and $550.1 million, respectively. The income tax benefit for the three and nine months ended September 30, 2001 was $23.2 million and $110.3 million, respectively. The net increase in the effective tax rate is primarily due to the change in the treatment of amortization of goodwill in accordance with Statement 142, which has no associated impact on the provision for income taxes. In addition, the overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carry forwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company’s future tax expense as a percentage of income before income taxes may vary from period to period.

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

Sector Results of Operations

The Company categorizes its businesses into three principal business sectors: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (the Company’s technology includes the VCR Plus+ System, the IPG’s marketed under brands such as Guide Plus+ and TV Guide Interactive brands); the Interactive Platform Sector, which derives recurring income from advertising, interactive services and e-commerce on the Company’s proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG, SkyMall catalog sales, SNG and other non-interactive platforms and media properties. The Company’s business sectors represent strategic business units that offer different products and services and compete in different industries.

The following table sets forth certain financial information for the Company’s business sectors for the three and nine-month periods ended September 30, 2002 and 2001 (in thousands). The Company’s business sectors are measured based on EBITDA (operating income before stock compensation expense, depreciation and amortization, write-down and impairment charges).

	Restated Three Months Ended September 30,		Restated Nine Months Ended September 30,
	2002	2001	2002	2001
Technology and Licensing Sector
Revenues(4)	$33,263	$41,918	$119,190	$124,652
Operating expenses(1)(3)(4)	24,559	29,113	68,235	88,266

EBITDA(2)	$8,704	$12,805	$50,955	$36,386

Interactive Platform Sector
Revenues	$11,554	$7,157	$31,664	$19,634
Operating expenses(1)(3)	15,901	22,898	49,058	56,374

EBITDA(2)	$(4,347)	$(15,741)	$(17,394)	$(36,740)

Media and Services Sector
Revenues(3)	$192,073	$225,390	$605,810	$716,040
Operating expenses(1)(3)	154,334	168,984	485,932	526,801

EBITDA(2)	$37,738	$56,406	$119,878	$189,239

Consolidated
Revenues(3)(4)	$236,890	$274,465	$756,664	$860,326
Operating expenses(1)(3)(4)	194,794	220,995	603,225	671,441

EBITDA(2)	$42,095	$53,470	$153,439	$188,885

(1)	Operating expenses means operating expenses excluding provision for bad debts, stock compensation expense, depreciation and amortization, write-down and impairment charges.
(2)

EBITDA means operating income (loss) before stock compensation, depreciation and amortization, write-down and impairment charges. Commencing January 1, 2002, goodwill and certain other intangible assets are no longer subject to amortization. However, other intangible assets acquired in transactions accounted for as purchases are still amortized and such amortization is significant. Accordingly, the Company’s business sectors are measured based on EBITDA. EBITDA is presented supplementally as the Company believes it is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes, interest expense and depreciation and amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are presented in the Unaudited Condensed Consolidated Financial Statements included in this report. Additionally, the Company’s calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

(3)	Commencing January 1, 2002, the operating costs of the media sales group have been allocated to the various business units based on advertising revenue dollars earned. Prior period results, which included media sales group commissions reported as revenues by the Media and Services Sector have been reclassified to reflect such commission revenues as a reduction of expenses in the Media and Services Sector. Effective January 1, 2002, the Company revised its method of allocating corporate expenses to the business sectors concurrent with a reorganization of certain corporate functions.
(4)	The Company’s financial statements are presented in accordance with the guidance provided by EITF No. 01-09. Where applicable, amounts presented in the prior period have been reclassified to conform to the income statement classifications for the current period. Such reclassifications resulted in decreases in both revenues and expenses for the three and nine-month periods ended September 30, 2001 of $3.0 million and $10.7 million, respectively, for the Technology and Licensing Sector.

The following discussion of each of the Company’s segments is based on the unaudited financial information provided above.

Technology and Licensing Sector

The Technology and Licensing Sector is responsible for the development, licensing and protection of intellectual property and proprietary technologies. Revenues in this sector are comprised of license fees paid by third-party licensees for the Company’s proprietary technologies and patents primarily related to video recording and electronic books. The Company’s licensing activities cover multiple industries including consumer electronics, cable, satellite, Internet appliances, personal computers, and publications worldwide. Sector operations include research and development, and the creation, protection and licensing of patents and proprietary technologies.

For the three months ended September 30, 2002, revenues for the Technology and Licensing Sector were $33.3 million, a decrease of $8.6 million, or 21%, when compared to revenues for the same period in 2001. For the nine months ended September 30, 2002, revenues for this sector were $119.2 million, a decrease of $5.4 million, or 4%, when compared to revenues for the same period in 2001.

In October 2000, the Company received $188.0 million in cash from a set-top box manufacturer to settle outstanding arbitration and litigation proceedings. Of the $188.0 million cash received, approximately $117.5 million was in prepayment of a 10-year technology licensing agreement. This prepayment is being amortized straight line into income over the term of the license. Revenues in the Technology and Licensing Sector for the three-month periods ended September 30, 2002 and 2001 include $3.2 million and $3.2 million, respectively, recognized in connection with the agreement, while the corresponding nine-month periods included

$9.7 million and $9.7 million, respectively. At September 30, 2002, $103.7 million remained to be recognized over the remaining term of the agreement.

Beginning in June 2002, one of the Company’s licensees in the Technology and Licensing Sector stopped making payments required under its license agreement. That licensee, which is in the process of being acquired, has informed the Company that it will make no payments going forward based upon a dispute over certain provisions of the agreement. This dispute does not affect any payments previously received by the Company under the agreement. At the time the payments were terminated, revenues under this agreement were approximately $800,000 per month. The Company has not recognized any revenue under this agreement in the three months ended September 30, 2002. The Company is presently evaluating its options with regard to this dispute and plans to address this matter with the licensee’s acquiring entity upon the completion of the acquisition.

Operating expenses in the sector decreased by $4.6 million, or 16%, for the three months ended September 30, 2002 when compared to the same period in 2001. For the nine months ended September 30, 2002 operating expenses decreased by $20.0 million, or 23% as compared with the same period in the prior year. The decrease for the three-month period was primarily due to general and administrative expenses as well as legal expenses resulting from the Company’s decision to expense all costs associated with the SuperGuide and ITC cases subsequent to June 30, 2002.

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

Interactive Platform Sector

The Interactive Platform Sector is responsible for and derives recurring revenues from advertising and electronic commerce on our interactive platforms and interactive wagering relating to TVG Network. Interactive Platform Sector activities include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms, media research, and the trafficking, tracking and billing of advertising. The Company’s IPG platform currently is comprised of television sets incorporating the GUIDE Plus+ IPG and digital cable set-top boxes incorporating the TV Guide Interactive IPGs as well as the website www.tvguide.com. The electronic commerce conducted on our www.skymall.com and www.tvguide.com websites is also included in the Interactive Platform Sector.

For the three months ended September 30, 2002, revenues for the Interactive Platform Sector were $11.6 million, an increase of $4.4 million, or 61% when compared to revenues for the same period in 2001. The increase in revenues was attributable to increased e-commerce revenues from SkyMall and increased interactive wagering revenues at TV Games, coupled with an increase in IPG advertising sales.

For the nine months ended September 30, 2002, revenues for this sector were $31.7 million, an increase of $12.0 million, or 61%, when compared to revenues for the same period in 2001. The increase in revenues was attributable to increased e-commerce revenues attributable to SkyMall and increased interactive wagering activities, coupled with an increase in IPG advertising sales. Such increases were partially offset by a decrease in revenues from advertising on tvguide.com.

Expenses for this sector were $15.9 million for the quarter ended September 30, 2002, a decrease of $7.0 million, or 31%, compared to $22.9 million for the same period in 2001. The decrease was due to cost controls implemented at eBook, IPG, and online businesses, resulting in an overall reduction of approximately $7.4 million. For the nine months ended September 30, 2002, expenses for this sector were $49.1 million, a decrease of $7.3 million, or 13%, when compared to expenses for the same period in 2001. The decrease was due to cost controls implemented at eBook, IPG, and online businesses, resulting in an aggregate reduction of approximately $16.3 million, offset by increases in SkyMall expenses of $7.0 million, which was acquired in July 2001.

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

For the three and nine months ended September 30, 2002, revenues for the Media and Services Sector were $192.1 million and $605.8 million, respectively, compared to $225.4 million and $716.0 million, respectively, for the same periods in 2001. Revenues in this sector decreased by $33.3 million and $110.2 million for those periods, respectively, primarily due to decreased revenues earned by TV Guide Magazine and SNG.

The following table shows the breakdown of the revenues in the Media and Services Sector by revenue source (in thousands):

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Increase (Decrease)	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Increase (Decrease)
TV Guide Magazine	$100,042	$117,351	$(17,309)	$313,845	$378,868	$(65,023)
SNG	56,012	69,629	(13,617)	176,311	220,285	(43,974)
TV Guide Channel	22,990	23,321	(331)	72,435	68,722	3,713
SkyMall	5,816	5,929	(113)	19,236	5,929	13,307
Other	7,213	9,160	(1,947)	23,983	42,236	(18,253)

Total	$192,073	$225,390	$(33,317)	$605,810	$716,040	$(110,230)

TV Guide Magazine continues to face declines in paid circulation due to difficulty in attracting new subscribers and reduced newsstand sales, largely due to the increasing costs of acquiring new subscribers and the proliferation of competing products and emerging technology. The reduced revenues from new subscribers are being slightly offset by improved renewal rates from existing subscribers. At September 30, 2002, TV Guide Magazine had a total circulation of 9.0 million copies, relatively unchanged from the same point in time in 2001, but 9% lower than at December 31, 2000. Circulation of bulk copies has increased to 2.4 million copies at September 30, 2002 from 1.3 million copies at September 30, 2001; bulk sold subscriptions produce little or no circulation contribution and are of substantially lesser economic value than other sources of circulation.

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

Expenses for this sector were $154.3 million for the quarter ended September 30, 2002, a decrease of $14.6 million, or 9%, when compared to expenses for the same period in 2001. For the nine-month period ended September 30, 2002, expenses for this sector were $485.9 million, a decrease of $40.9 million, or 8%, when compared to expenses for the same period in 2001. The decrease for the three and nine-month periods was primarily due to cost reductions of $12.9 million and $46.8 million, respectively, at SNG as a result of declining numbers of subscribers and decreases of $8.1 million and $23.1 million, respectively, at TV Guide Magazine as a result of ongoing production cost reduction efforts for paper, printing and postage. The decrease for the nine-month period was partially offset by $29.2 million of expenses attributable to SkyMall and exit costs related to the magazine distribution business as described below.

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

In connection with the acquisition of TV Guide in 2000, News Corporation became a stockholder of the Company. As of September 30, 2002, News Corporation directly and indirectly owns approximately 43% of the Company’s outstanding common stock and has the right to designate six directors on the Company’s board. The Company earned advertising revenues of $3.2 million and $2.4 million for the three months ended September 30, 2002 and 2001, respectively, and $11.7 million and $15.2 million for the nine months ended September 30, 2002 and 2001, respectively, from entities controlled by News Corporation. In addition, the Company acquired programming from News Corporation controlled entities of $837,000 and $3.1 million for the three months ended September 30, 2002 and 2001, respectively, and $3.6 million and $8.6 million for the nine months ended September 30, 2002 and 2001, respectively. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corporation. As of September 30, 2002 and December 31, 2001, the Company had receivables due from News Corporation controlled entities totaling $3.7 million and $4.6 million, respectively, and payables due to News Corporation controlled entities totaling $262,000 and $302,000, respectively. The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.1 million and $1.3 million for the three months ended September 30, 2002 and 2001, respectively, and $3.1 million and $2.5 million for the nine months ended September 30, 2002 and 2001, respectively. Expenses for the nine months ended September 30, 2001 included a rent and facilities credit of $345,000 from News Corporation. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

Liberty Media Corporation (“Liberty Media”), formerly an indirect wholly owned subsidiary of AT&T Corp., directly or indirectly owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold its interest in the Company to News Corporation. For the period January 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, the Company purchased programming from Liberty Media controlled affiliates of $4.5 million. During the same period, the Company also sold video, program promotion and guide services of $6.7 million to AT&T Broadband and Internet Services (“BIS”) and its

consolidated affiliates. In addition, during the same period, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $2.4 million. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

The Company has included in the amounts discussed above, transactions with News Corporation, BIS, and Liberty Media and all known entities in which BIS, Liberty Media and News Corporation have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corporation own, directly or indirectly, 50% or less.

The Company has multiple transactions with Thomson multimedia, Inc., including Thomson’s licensing of the Company’s VCR Plus+, GUIDE Plus+ and eBook technologies, Thomson’s advertising on the Company’s platforms, primarily the IPG platforms, the Company’s participation in marketing and promotion campaigns on Thomson products carrying the Company’s technology, and a joint venture for the sale of advertising on electronic program guides on televisions. During the three months ended September 30, 2002 and 2001, revenues earned from the relationship with Thomson were $4.7 million and $8.9 million, respectively. During the nine months ended September 30, 2002 and 2001, revenues earned from the relationship with Thomson were $12.9 million and $25.3 million, respectively. As of September 30, 2002, the Company had receivables due from and a payable due to Thomson totaling $16.9 million and $10.7 million, respectively.

In May 2002, the Company signed a Letter of Intent with Thomson to broaden areas included in their strategic partnership and to also settle all issues raised in an arbitration between the parties (See Note 10, “Legal Proceedings,” to the Notes to the Unaudited Condensed Consolidated Financial Statements). The Company suspended recognition of licensing revenue relating to the GUIDE Plus+ portion of the agreement during the quarter ended September 30, 2002 as the Company and Thomson are in process of renegotiating the terms thereof.

Liquidity and Capital Resources

For the nine months ended September 30, 2002, net cash flows from operating activities were $127.5 million. This cash flow, plus existing cash resources and proceeds from the exercise of stock options of $1.3 million, was used to fund $61.5 million for repayment of long-term debt and capital lease obligations, $6.4 million for capital expenditures, $3.2 million for additions to intangible assets, $14.1 million for distributions to minority interests, primarily in SNG, and $63.4 million to repurchase outstanding shares of the Company’s common stock.

At September 30, 2002, the Company’s cash, cash equivalents and marketable securities classified as current assets aggregated $383.1 million, which includes cash and cash equivalents of $167.3 million domiciled outside the United States.

At September 30, 2002, approximately $52.5 million, or 25%, of the Company’s receivables are due from five entities. The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of the amount of recoverability.

The Company’s wholly owned subsidiary, TV Guide, has a $300.0 million six-year revolving credit facility and a $300.0 million four-year term loan, both expiring in February 2005 with a group of banks. Borrowings under the credit facilities bear interest (2.81% at September 30, 2002) either at the banks’ prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the facility. The credit facilities are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide’s subsidiaries is pledged as collateral. The credit facilities impose restrictions on TV Guide’s ability to pay dividends to Gemstar tied to TV Guide’s leverage ratio. This restriction does not apply to Gemstar’s ability to pay dividends. As of September 30, 2002, TV Guide had available borrowing capacity under the six-year revolving credit facility of $160.6 million. Principal payments of $15.0 million in the remainder of 2002, $90.0 million in 2003 and $23.0 million in 2004 are due under the $300.0 million amortizing term loan. Outstanding borrowings at September 30, 2002 were $138.4 million under the revolving credit facility and $128.0 million under the term loan. At September 30, 2002, the Company had an outstanding letter of credit issued under the revolving credit facility for $1.0 million. The Company has determined that there is a reasonable likelihood that TV Guide will be unable to maintain compliance with a financial covenant in its term loan agreement during the coming twelve months. The Company is currently evaluating options to maintain compliance or mitigate the effects of any noncompliance.

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

As of September 30, 2002, deferred revenue totaled $398.0 million, a decrease of $127.9 million when compared to $525.9 million at December 31, 2001. The decrease in deferred revenue was attributable to declines in circulation of TV Guide Magazine coupled with the decline in the subscriber base of the C-band industry and the recognition of nonrefundable prepaid license fees.

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

On May 22, 2002, the Company entered into an agreement with DIVA, a provider of server-based technology and software systems for cable television, to acquire substantially all of its assets as part of a bankruptcy proceeding for approximately $40.0 million, payable primarily in shares of the Company’s common stock. The transaction has not been completed. On September 25, 2002, the Company notified DIVA that it had elected not to proceed with the purchase of DIVA’s assets. DIVA subsequently filed a complaint against the Company for breach of contract and other claims based upon the Company’s decision not to acquire DIVA’s assets. The Company later filed counterclaims against DIVA. The parties are presently in pretrial proceedings.

Recent Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 01-09, which is effective for periods commencing after December 31, 2001, clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement paid to a vendor’s customers. As a result of the Company’s adoption of EITF consensus, certain of the Company’s cooperative advertising and product placement costs previously classified as operating expenses have been reflected as a reduction of revenues earned from that activity. Where applicable, amounts presented in prior periods have been reclassified to comply with the income statement classifications for the current period. Such reclassifications resulted in decreases in both revenues and expenses for the three and nine-month periods ended September 30, 2001 of $3.0 million and $10.7 million, respectively.

In July 2001, the FASB issued Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. The Company adopted the provisions of Statement 142 effective January 1, 2002. In connection with the adoption of Statement 142, the Company evaluated its existing intangible assets that were acquired in prior purchase business combinations, and made any necessary reclassifications in order to conform with the criteria outlined in SFAS No. 141, Business Combinations, for recognition apart from goodwill. In addition, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and made any necessary amortization period adjustments. Finally, the Company tested goodwill and any intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of Statement 142. As a result of the application of these new rules, the Company reported a transitional impairment charge for goodwill and indefinite-lived intangible assets as the cumulative effect of an accounting change of $             million, net of tax as of January 1, 2002 in the accompanying unaudited condensed consolidated statements of operations.

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

Reconciliation of EBITDA to Loss before income taxes, extraordinary item and cumulative effect of an accounting change (in thousands):

	Restated Three Months Ended September 30,		Restated Nine Months Ended September 30,
	2002	2001	2002	2001
EBITDA	$42,096	$53,470	$153,439	$188,885
Stock compensation	(1,318)	(6,833)	(19,812)	(25,200)
Depreciation and amortization	(72,865)	(233,430)	(288,064)	(704,332)
Impairment of intangible assets	—	—	(1,305,339)	—
Interest expense	(1,282)	(4,918)	(4,688)	(24,020)
Other (expense) income, net	(4,436)	(13,013)	(15,386)	(82,229)

Loss before income taxes, extraordinary item and cumulative effect of an accounting change	$(37,805)	$(204,724)	$(1,479,850)	$(646,896)

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other portions of this Form 10-Q contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. Statements containing expressions such as “may,” “will,” “continues,” “believes,” “intends,” “anticipates,” “estimates”, “plans” or “expects” used in the Company’s periodic reports on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to below in “Certain Risks Affecting Business, Operating Results and Financial Condition” and elsewhere in this Form 10-Q. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to those discussed below. Such factors, together with the other information in this Form 10-Q, should be considered carefully in evaluating an investment in the Company’s common stock. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company’s behalf may issue. The Company undertakes no obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Our wholly owned subsidiary, TV Guide, Inc. (“TV Guide”), has a $300.0 million six-year revolving credit facility and a $300.0 million term loan. The credit facility and the term loan expire in February 2005 and contain certain financial covenants with which we must comply. The debt level and the covenants contained in these debt instruments could limit our flexibility in planning for or reacting to changes in our business because certain financing options may be limited or prohibited. In particular, TV Guide may not be able to maintain compliance with a financial covenant in its term loan agreement during the coming twelve months. While the Company believes that its current financial position provides adequate liquidity to refinance the loans or seek other alternatives before the financial covenant is violated, we cannot assure you that any measures taken to maintain compliance or to mitigate the effects of any noncompliance will be successful.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide’s $300.0 million six-year revolving credit facility and $300.0 million term loan. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Because the interest rates on the credit facilities are variable, based upon the banks’ prime rate or LIBOR, the Company’s interest expense and cash flow are impacted by interest rate fluctuations. At September 30, 2002, the Company had $266.4 million in outstanding borrowings under the credit facilities. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $2.7 million in interest expense and a corresponding decrease or increase of $2.7 million in the Company’s operating cash flow.

ITEM 4.    CONTROLS AND PROCEDURES

Review of Disclosure Controls and Changes in Management

The Company recently completed a previously-announced management restructuring pursuant to which its Chief Executive Officer, Dr. Henry Yuen, and its Co-President, Co-Chief Operating Officer and Chief Financial Officer, Elsie Leung, resigned. Effective November 7, 2002, Jeff Shell and Paul Haggerty were appointed Chief Executive Officer and Acting Chief Financial Officer, respectively.

During the week since their appointment, Messrs. Shell and Haggerty have commenced a review of the Company’s disclosure controls and procedures, and are in the process of evaluating whether the Company’s disclosure controls and procedures have been designed to ensure that (a) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is gathered and made known to the Company’s management, including these officers, but other employees of the Company and its subsidiaries, as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.

As of November 14, 2002, Messrs. Shell and Haggerty have not concluded their evaluation and, accordingly, are not yet able to conclude whether or not the design and operation of the Company’s controls and procedures are sufficient to accomplish the foregoing purposes. Prior to the management restructuring, the Company, under the supervision of its former Chief Executive Officer and Chief Financial Officer, commenced the process of reviewing the Company’s disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company’s periodic reports that are filed with the SEC. The Company was unable to complete the evaluation prior to the resignations of Dr. Yuen and Ms. Leung. Messrs. Shell and Haggerty expect to complete their evaluations concurrently with the completion of the reaudit of the Company’s financial statements for the years ended December 31, 2001, December 31, 2000, and nine months ended March 31, 2000, and the review of the Company’s financial statements for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, by the Company’s new independent auditors.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

a.  Exhibits

3.1	Amended and Restated By-laws of Gemstar-TV Guide International, Inc. (Incorporated by reference to Exhibit 3.1 to Gemstar’s Form 8-K, filed November 12, 2002)

10.1

Umbrella Agreement, dated November 7, 2002, by and among The News Corporation Limited, Henry C. Yuen, Elsie Ma Leung and Gemstar-TV Guide International, Inc. (Incorporated by reference to Exhibit 10.1 to Gemstar’s Form 8-K, filed November 12, 2002)

10.2

Termination Agreement, entered into on November 7, 2002, by and between Gemstar-TV Guide International, Inc., Gemstar Development Corporation, and Henry C. Yuen (Incorporated by reference to Exhibit 10.2 to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted, pursuant to a request for Confidential Treatment, which was filed with the Securities and Exchange Commission)

10.3

Patent Rights Agreement, entered into on November 7, 2002, by and between Gemstar-TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Exhibit 10.3 to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted, pursuant to a request for Confidential Treatment, which was filed with the Securities and Exchange Commission)

10.4

Amendment No. 1 to the Stockholders’ Agreement, entered into on November 7, 2002, by and among The News Corporation Limited, Henry C. Yuen, and Gemstar-TV Guide International, Inc. (Incorporated by reference to Exhibit 10.4 to Gemstar’s Form 8-K, filed November 12, 2002)

10.5

Employment Agreement, entered into on November 7, 2002, by and between Gemstar-TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Exhibit 10.5 to Gemstar’s Form 8-K, filed November 12, 2002)

10.6	Letter Agreement, dated November 7, 2002, between Gemstar-TV Guide International, Inc. and Dr. Henry Yuen (Incorporated by reference to Exhibit 10.6 to Gemstar’s Form 8-K, filed November 12, 2002)

10.7

Termination Agreement, entered into on November 7, 2002, by and between Gemstar-TV Guide International, Inc. and Elsie Ma Leung (Incorporated by reference to Exhibit 10.7 to Gemstar’s Form 8-K, filed November 12, 2002)

10.8

Employment Agreement, entered into on November 7, 2002, by and between Gemstar-TV Guide International, Inc. and Elsie Ma Leung (Incorporated by reference to Exhibit 10.8 to Gemstar’s Form 8-K filed November 12, 2002)

10.9	Letter Agreement, dated November 7, 2002, between Gemstar-TV Guide International, Inc. Elsie Ma Leung (Incorporated by reference to Exhibit 10.9 to Gemstar’s Form 8-K, filed November 12, 2002)

10.10	Employment Agreement, dated October 8, 2002 between Gemstar-TV Guide International, Inc. and Mr. Jeff Shell (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2002)

10.11	Employment Agreement, dated September 9, 2002, between Gemstar-TV Guide International, Inc. and John Loughlin

99.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K

The Company filed a report of Form 8-K under Item 5 on August 16, 2002, announcing that the Company would delay the earnings release and the filing of Form 10-Q for the quarter ended September 30, 2002 and would restate the 2001 financial results.

The Company filed a report on Form 8-K under Item 9 on September 26, 2002, relating to sworn statements of Henry Yuen and Elsie Leung submitted to the Securities and Exchange Commission (“SEC”).

The Company filed a report on Form 8-K under Item 5 on September 26, 2002, releasing preliminary financial information for the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003

GEMSTAR-TV GUIDE INTERNATIONAL, INC. (Registrant)

By:	/S/ PAUL HAGGERTY
Paul Haggerty Acting Chief Financial Officer (Principal Financial Officer

10-Q CERTIFICATION

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  resented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                              /S/     JEFF SHELL

Jeff Shell

Chief Executive Officer

(Principal Executive Officer)

10-Q CERTIFICATION

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                              /S/     PAUL HAGGERTY

Paul Haggerty

Acting Chief Financial Officer

(Principal Executive Officer)