Form 10-K
period 2002-12-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2003-03-31
CIK 923282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

As of June 28, 2002, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $967.3 million, based on the closing sale price of $5.39 per share as reported by the Nasdaq Stock Market. Shares of Common Stock held by officers, directors, and 5% holders have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement related to the 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS.

Recent Developments

In November 2002, we appointed a new management team as part of a management and corporate governance restructuring pursuant to which Dr. Henry Yuen resigned as our Chief Executive Officer and Elsie Leung resigned as our Co-President, Co-Chief Operating Officer and Chief Financial Officer. Jeff Shell, our Co-President and Chief Operating Officer since April 2002, became our Chief Executive Officer. Paul Haggerty, an Executive Vice President of our significant shareholder The News Corporation Limited (“News Corporation”), became our Acting Chief Financial Officer. (See Note 14, “Management Restructuring,” to Consolidated Financial Statements.)

In late 2002, we engaged a new independent accounting firm to audit our historical consolidated annual financial statements and to review the Company’s historical consolidated unaudited interim financial statements. Since that time, we have completed a review of our accounting policies and the application of those policies to various types of transactions. As a result of the review, we have made various adjustments that have been included in several restatements of our historical financial statements. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Since the restructuring, Messrs. Shell and Haggerty have conducted, and have instructed management to conduct, a comprehensive review and evaluation of the Company’s disclosure controls and procedures to ensure that information required to be filed or submitted to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the required time periods. The review and evaluation is now complete. Messrs. Shell and Haggerty were previously unable to certify the Company’s reports due to their inability to conduct a thorough review of the Company’s then-existing disclosure controls and procedures in the short period between their appointments as Chief Executive Officer and Acting Chief Financial Officer, respectively, and the date the certifications were due. This report, as well as the other reports filed by us with the SEC today, contain the required certifications.

In addition to the foregoing, we continue to face significant new challenges (which are more fully described under “Certain Risks Affecting Business, Operating Results and Financial Condition – Risks Related to Recent Developments” and Item 3, “Legal Proceedings”). The challenges we face include the following:

•	We are under investigation by the SEC to determine whether we have violated any federal securities laws, and we are fully cooperating with that investigation;

•	We are defendants (together with certain current and former executive officers and directors) in various shareholder class-action and derivative lawsuits;

•	We are engaged in significant ongoing patent and antitrust litigation;

•	We are re-evaluating the strategy for our U.S. cable and satellite interactive program guide (“IPG”) business in light of increased competition, slower than expected growth in distribution and advertising revenue, and adverse rulings in certain litigation; and

•	We are evaluating our strategic alternatives for our electronic book (“eBook”), SkyMall and SpaceCom businesses.

Overview

Gemstar-TV Guide International, Inc. is a leading media and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of consumers worldwide. Our businesses include: technology and intellectual property development and licensing; interactive program guide products and services; and television media and publishing properties. Our financial reports are organized into three principal business sectors:

•	The Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies, including the video recording technology currently marketed in North America under the VCR Plus+® brand and in Europe and Asia under other brands; the IPGs currently marketed in North America under the GUIDE Plus+®, TV Guide Interactive® and the new TV Guide On Screen® brands and in Asia under the G-GUIDE brand; and the eBook technology currently marketed under the Gemstar eBook™ and other brands;

•	The Interactive Platform Sector, which is responsible for advertising and electronic commerce on the Company’s proprietary interactive platforms and web sites, and interactive wagering relating to TVG NetworkSM (“TVG Network”); and

•	The Media and Services Sector, which is responsible for the operations of TV Guide Magazine, TV Guide Channel, TVG Network, SkyMall catalog sales, Superstar/Netlink Group (“Superstar/Netlink”), UVTV, SpaceCom and other non-interactive platforms and media properties.

The Company’s principal business strategy is to develop a comprehensive solution to the television guidance needs of consumers worldwide. Television viewers today are overwhelmed by an increasing number of programming and channel choices, video on demand and subscription video on demand. We believe our technologies, interactive services, content and publications together are well positioned to provide the solution.

The Company’s electronic program guidance technologies are incorporated into television sets, VCRs, hard disk recorders, DVD recorders, and cable and satellite television set-top boxes. In addition to our electronic program guidance technologies, we own and publish TV Guide Magazine. We also own and produce original programming in the form of the TV Guide Channel and the TVG Network (which provides horseracing programming and interactive wagering services) that we sell to owners and operators of cable and satellite television systems, including some of the largest cable multiple system operators (“MSOs”), and other programming distributors.

Our television guidance properties reach more than 100 million people in the United States. The Company’s television guidance products are comprehensive and serve the varied needs of television viewers. TV Guide Magazine has over 28 million readers each week based on a circulation of over 9 million copies. TV Guide Magazine offers editorial content and television listings. TV Guide Channel reaches approximately 57 million households as measured by Nielsen. TV Guide Channel offers editorial content and television listings directly on consumers’ television screens. The Company’s GUIDE Plus+ IPG is deployed in more than 10 million television sets, while the Company’s TV Guide Interactive IPG is delivered to more than 10 million digital cable subscribers. Our IPGs consist of interactive on-screen program listing guides that allow television viewers to retrieve program listings on demand and to perform various interactive functions designed to enhance the television viewing experience. TV Guide Online (www.tvguide.com) is one of the most popular entertainment sites on the Internet with more than 5.5 million unique monthly users. TV Guide Online offers listings, features and search, vote and chat capability on TV-related subjects. We believe that the relevance of our television guidance products will increase as more and more consumers gain access to the hundred-plus channel universe of digital television.

Technology and Licensing Sector

The Technology and Licensing Sector is responsible for the development, licensing and protection of proprietary technologies and other intellectual property, including the Company’s VCR Plus+ system, the IPGs marketed under the GUIDE Plus+, G-GUIDE and TV Guide Interactive brands and the new TV Guide On Screen brand, and the Gemstar eBook. Technology and Licensing Sector operations include research and development and the creation, protection and licensing of patents and proprietary technologies.

We own the patents and other proprietary rights to a large portfolio of technologies and intellectual property related to the manufacture and use of IPGs. Our IPG technologies have been licensed for, or incorporated into television sets, VCRs, TV-VCR combination units, cable set-top boxes, integrated satellite receiver decoders, DVD recorders, hard disk recorders, personal computers, PCTVs, Internet appliances and interactive services providing television programming.

Revenues for this sector consist primarily of license fees paid by third party licensees for the Company’s proprietary technologies and patents primarily related to video recording, IPGs, and electronic books. We license our technologies to consumer electronics manufacturers, service providers (including MSOs and other owners and operators of cable television systems, telephone networks, Internet service providers, Internet websites, direct-to-home broadcast satellite (“DBS”) providers, wireless systems and other multi-channel video programming distributors), software developers and consumers. We are also party to revenue sharing arrangements with a consumer electronics manufacturer and with certain service providers who license our IPGs. We share advertising revenues with these licensees for advertising sold on the IPGs incorporated into products or services marketed by these licensees.

We also own patents and other proprietary rights to electronic book technology that allows readers to download and read electronic books. We license this technology through our eBook subsidiaries to consumer products manufacturers that produce electronic book devices under the Gemstar eBook and other brands. At this time, the Company’s eBook business is still in a development stage, and the Company is evaluating all strategic alternatives for the business, including a joint venture with one or more financial or strategic investors or divestiture.

Interactive Platform Sector

The Interactive Platform Sector is responsible for and derives revenues from advertising and electronic commerce on our proprietary interactive platforms. Interactive Platform Sector activities also include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms; media research; and the trafficking, tracking and billing of advertising. Our interactive platforms include television sets and VCR’s incorporating the GUIDE Plus+ and G-GUIDE IPG, digital cable set-top boxes incorporating the TV Guide Interactive IPG, DVD recorders and television sets that will include the new TV Guide On Screen IPG, and the online web site www.tvguide.com. The Company also conducts electronic commerce on its www.skymall.com and www.tvguide.com websites. At this time, our electronic commerce activities are still in a development stage. The Interactive Platform Sector is also responsible for interactive wagering relating to the TVG Network.

Media and Services Sector

The Media and Services Sector is responsible for the operations of TV Guide Magazine, TV Guide Channel, TVG Network, SkyMall catalog sales, our Superstar/Netlink satellite television distribution business, UVTV, SpaceCom and other non-interactive platforms and media properties.

Editorial and television schedule guidance is provided by TV Guide Magazine, with a combined weekly circulation of about 9 million copies, and by TV Guide Channel, which reaches about 57 million households as measured by Nielsen. TVG Network produces original content sold as a separate service to service providers and consumers that includes horse-racing programming and, in certain markets, interactive betting services. SkyMall is our in-flight mail order catalogue that reaches passengers occupying approximately 565 million airline seats annually. Superstar/Netlink delivers entertainment programming to C-band home satellite dish owners. UVTV markets and distributes various television superstations to distant signal customers via C-band and DBS. SpaceCom provides two-way broadband satellite communications for various industries.

Revenues in this sector are principally composed of subscription fees, newsstand sales and advertising revenues of TV Guide Magazine and TV Guide Channel and programming package revenues from households serviced by Superstar/Netlink.

Technologies, Products and Services

VCR Plus+

Our first proprietary system, the VCR Plus+ system for selecting television programming for recording, was introduced in 1990. Since then, our VCR Plus+ technology has been adopted as the industry standard for VCR recording of television programming by virtually every major consumer electronics manufacturer worldwide. VCR Plus+ is offered internationally in more than 35 countries. It is incorporated into VCRs and televisions by licensed consumer electronics manufacturers and enables consumers to record a television program by simply entering a proprietary one to eight digit PlusCode® number, via a remote control unit, into a VCR or television set. PlusCode numbers are printed next to television listings in participating newspapers and television program guides.

PlusCode numbers are generated through a patented process developed by the Company and are now carried by over 1,800 publications worldwide, with a combined circulation of over 300 million, including the New York Times, the Los Angeles Times, TV Guide, the Asahi Shimbun (Japan), the Sun (U.K.), the Daily Mirror (U.K.) and the Guangdong Dianshi Zhoubao (China). In North America, we pay an agency to manage, collect and remit payments from owners of newspapers and magazines that publish our PlusCodes; we also sell our PlusCodes to a data company that bundles the codes with other data sold to owners of newspapers and magazines. In Europe, Australia, New Zealand and Asia (other than Taiwan, Japan and South Korea), our subsidiaries directly handle our PlusCode publication contracts and manage and collect the fees under those contracts. Our InfoMedia subsidiary also collects, processes and distributes television listings data for more than 20 countries in Europe. In Japan and South Korea, the sale of PlusCodes is handled by a third party company called Gemstar Japan. In Taiwan, our PlusCodes are posted on a web site operated by another third party company called Gemstar Taiwan. Prior to our initial public offering in 1995, both Gemstar Japan and Gemstar Taiwan were wholly owned subsidiaries of our predecessor company. Upon the closing of our initial public offering, the stock of these entities was “spun-off” to entities that were controlled by former stockholders and executives of our predecessor company. The current ownership of these entities is unknown. Also upon the closing of our initial public offering, these entities entered into service contracts with the Company for PlusCode publication that have since expired, although the Company has continued to fund their operations to enable performance under the expired service contracts. In June 2002, Gemstar Japan transferred certain trademark registrations back to the Company. The Company is currently exploring whether to renew the service contracts with these entities, or to pursue other forms of distribution for our PlusCodes in Japan, South Korea and Taiwan.

We continue to develop and introduce additional features based on the VCR Plus+ technology that manufacturers can license from the Company to enhance the functionality of the VCR Plus+ system. These features include functions that are capable of automating the VCR Plus+ setup procedures, controlling set-top boxes and updating the clock and cable channel lineup information. The VCR Plus+ system and all its attendant enhancement functions are also licensed for incorporation into digital devices such as hard disk recorders and DVD recorders.

Interactive Program Guides

Our IPGs allow television viewers to retrieve program listings and content information on demand and to perform various interactive functions designed to enhance the television viewing experience. We believe that interactive television guidance technology is quickly becoming a must-have tool for television viewers bombarded with an increasing number of programming choices, an increasing number of digital cable and satellite television channels, and video on demand and subscription video on demand. We also believe that our IPGs will become an entry point for consumers to avail themselves of a range of new services and content that will be available on television screens.

Program listings and detailed program descriptions can be viewed on our IPGs by time, channel or category, or the listings can be scanned alphabetically. Other functions offered by our IPGs include parental control features, reminder notices to viewers, programming features (for recording) and pay-per-view and video-on-demand integration. In addition, some of our IPGs allow viewers to record television programming for later viewing.

As of December 2002, the Company had deployed over 10 million GUIDE Plus+ IPGs, which are incorporated into consumer electronics devices, and over 10 million TV Guide Interactive IPGs, which are incorporated into digital cable set-top boxes. In addition, the Company’s IPG technologies have been incorporated into tuner cards for use in PCs.

We currently market and license our IPG technology, IPG products and IPG services to consumer electronics manufacturers and to service providers and manufacturers that supply service providers with cable and satellite set-top boxes. In the consumer electronics business, our IPG technology enables licensed manufacturers to enhance the functionality and appeal of their products and to realize additional revenue through premium pricing. In the service provider business, our IPG technology enables service providers to deliver advertising and market additional services and content to subscribers. Our IPG technology allows service providers to customize certain elements of our IPGs for their subscribers and also allows them to upgrade over time the features and services they can offer to their subscribers. Our IPGs are compatible with service providers’ subscription management and pay-per-view operations. IPGs also allow programmers and programming distributors to continuously disseminate updated program information.

Our IPG technology, IPG products and/or IPG services have been licensed to significant consumer electronics manufacturers and MSOs. We recently announced a multi-year licensing agreement with consumer electronics manufacturer Royal Philips Electronics (“Philips”) to incorporate our new TV Guide On Screen IPG into DVD recorders and television sets, and to use other electronic program guides in DBS set-top boxes. This agreement does not have minimum aggregate licensing fee or volume commitments. We currently have contracts with 244 cable system operators and telephone companies in the United States that license our IPG products and services for distribution to their subscribers in television sets and set-top boxes.

In the computer and Internet business, we have licensed our IPG technology to a leading software company, which has adopted our IPG technology in a number of its product offerings. Our IPG technology, IPG products and IPG services have also been licensed by one of the largest tuner card manufacturers in the United States and incorporated into tuner cards for use in PCs.

Electronic Book Publishing

In early 2000, we entered the eBook business with the acquisition of Softbook Press, Inc. (“Softbook”) and NuvoMedia, Inc. (“NuvoMedia”), two pioneering companies in the eBook business, and later, Les Editions 00h00, an electronic publisher in Europe (our European eBook operations are being discontinued). We earn revenues in our eBook business through licensing technology and selling e-book devices and content. At this time, the Company’s eBook business is still in a development stage, and the Company is evaluating strategic alternatives for the business, including a joint venture with one or more financial or strategic investors or divestiture.

Interactive Platform Services

Our data service used in conjunction with our IPG products continually updates the data that appears on these products. That data includes the most currently available program listings and advertising data, which we regularly accumulate from our shared listings databases, and specialized advertising systems for distribution to our IPG products and licensees. We use both our internal data operations and external commercial suppliers to obtain program listings data. Advertising data is accumulated and entered into specialized advertising systems as specified by our advertising customers. We process and format the program listings and advertising data into proprietary data formats and deliver it via a variety of transmission means, including land-line telephone link, broadcast signals and satellite feed. Generally, to populate consumer electronics appliances, the data is fed to our insertion equipment located in network headends, cable headends and broadcast stations for inclusion in the vertical blanking interval (“VBI”) of television signals. Norpak Corporation, a majority-owned Canadian subsidiary of the Company, manufactures and supplies us with the VBI insertion equipment. We have arrangements for carriage of our data in the VBI of television stations included in the public broadcasting network, independently-owned stations, and stations owned and operated by various station group owners. In exchange for the right to transmit our data in a station’s VBI, we generally provide the station with a preferred position on the IPG in its designated market area. To populate cable set-top boxes, the data is continuously delivered to local affiliate cable systems for delivery to set-top boxes in subscribers’ homes via out-of-band data frequencies.

We began efforts to sell advertising on our IPG platforms in 1999. Our IPG advertisers today include some of the most recognized names in American product and service marketing and some significant programmers and entertainment distributors. Since the IPG is a new and unique advertising medium, advertising sales volume is still relatively small. The majority of advertising on our IPGs is advertising from third parties with which we have other business relationships. In many cases, these relationships require us to make payments to the advertiser in the form of market development or similar funds related to our IPGs, or to provide economic incentives to such advertisers through the use of advertising inventory on other Company advertising platforms. We account for such transactions as multiple-element arrangements (see Note 1, “Description of Business and Summary of Significant Accounting Policies,” to Consolidated Financial Statements). Accordingly, substantially all of the revenues from these advertisers are recognized in other sectors. We expect to continue to account for IPG advertising associated with multiple-element arrangements in this manner until such time as we conclude that we can determine the fair value of IPG advertising in a reliable, verifiable and objective manner. At this time, in all instances in which IPG advertising is part of a multiple-element transaction, no revenue is allocated to IPG advertising or the Interactive Platform Sector for accounting purposes, and all revenue is allocated to other elements of the transaction and other sectors. (See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to Consolidated Financial Statements.) The Company is currently reviewing its commitment to IPG advertising as part of its re-evaluation of its IPG business strategy.

The Company also conducts electronic commerce on its www.skymall.com and www.tvguide.com web sites. At this time, our electronic commerce activities are still in a development stage.

TV Guide Magazine

TV Guide Magazine has been published continuously since 1953 and is the most widely circulated paid weekly magazine in the United States. TV Guide Magazine offers television viewers both television program listings and descriptions and editorial content, including feature articles covering programming, entertainers and the entertainment industry. We expect the program listing aspect of TV Guide Magazine to decrease in value as the number of channels and programming choices increases and alternative means of obtaining program schedule information continue to proliferate (including IPGs and online services). On the other hand, we expect the editorial aspect of TV Guide Magazine to increase in value as the need for guidance and recommendations on what to watch increases because of the increase in programming choices due to digital technologies. The Company plans to follow a strategy based on these predictions by building TV Guide Magazine into a valued planning tool to guide program choices and complement the other guidance tools that the Company deploys, all under one trusted brand—TV Guide.

As of December 31, 2002, TV Guide Magazine had a circulation of over 9 million copies that reached approximately 28 million readers each week, according to MediaMark Research, Inc. We publish over 200 separate digest and ultimate size editions of this magazine weekly, including geographic and cable specific editions. On a monthly basis, we also publish The Cable Guide, which has approximately 800,000 subscribers. In addition, our custom publishing unit produces a monthly pay-per-view guide for more than 140 cable systems in the United States. TV Guide Magazine attracts new subscribers to its cable-specific editions through the continued customization of the magazine for regional cable systems and through customer marketing programs in conjunction with the country’s largest MSOs.

TV Guide Magazine’s rate base, the volume of circulation guaranteed to advertisers, as of December 31, 2002 was unchanged from 9.0 million as of December 31, 2001. The magazine’s rate base was last adjusted from 9.9 million in June 2001 to 9.0 million. TV Guide Magazine fully complies with the Audit Bureau of Circulations’ audit requirements. TV Guide Magazine’s circulation is comprised of a number of sources, including newsstand sales, individually paid subscriptions and subscriptions sold in bulk. Bulk sold subscriptions increased from 1.5 million copies at December 31, 2001 to 2.6 million copies at December 31, 2002. Bulk sold subscriptions produce little or no circulation contribution and are of substantially lesser economic value than other sources of circulation.

TV Guide Magazine revenues have accounted for more than 40% of our consolidated revenues for each of the last three fiscal years. In the nine months and year ended December 31, 2000, and in the years ended December 31, 2001 and December 31, 2002, TV Guide Magazine’s revenues accounted for 42%, 43%, and 42%, respectively, of our consolidated revenues for such years. TV Guide Magazine’s circulation revenues are derived from four primary sources: new subscriptions (through insert cards in TV Guide Magazine, direct mail and direct mail agents), subscription renewals, single-copy newsstand sales, and subscriptions and subscription renewals for cable and satellite-specific editions. TV Guide Magazine circulation revenues decreased in 2002 and 2001 due to declines in the number of new subscribers, lower renewal rates and reduced newsstand sales. The decrease in circulation revenues due to declines in the number of new TV Guide Magazine subscribers, however, has been partially offset by an increase in the number of subscribers to cable and satellite-specific editions of the magazine. The overall decrease in circulation revenues of TV Guide Magazine may continue and could be significant.

In the year ended December 31, 2002, TV Guide Magazine carried more than 2,450 total advertising pages. The national feature section, which has traditionally attracted general-appeal category advertisers such as food, drug, automobile, entertainment and packaged goods companies, comprised approximately 48% of these pages. Network and cable tune-in advertising, traditionally included in the listings section, comprised 39% of total advertising pages; and insert advertising represented approximately 13% of these pages. TV Guide Magazine sells advertising principally through an internal advertising sales force, TV Guide Media Sales. Advertisers may purchase pages on either a national or regional basis in TV Guide according to their needs.

The printing of TV Guide Magazine and the other publications published by the TV Guide Magazine group is outsourced to seven independent commercial printers located throughout the United States. We believe that there is an adequate supply of alternative printing services available to publish TV Guide Magazine at competitive prices should the need arise. The principal raw materials used in the publication of TV Guide Magazine are coated and uncoated paper. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions. Material changes in the price of coated and uncoated paper could have a material adverse effect on TV Guide Magazine’s operating performance. The Company does not hedge against increases in paper costs. Postage for product distribution and direct mail solicitations is also a significant expense to TV Guide Magazine and a material increase in postage prices could affect the magazine’s operating performance.

Prior to 2002, a wholly owned subsidiary of the Company provided newsstand distribution for TV Guide Magazine and magazines published by unaffiliated parties. In 2002, we shut down this distribution company and effectively exited the distribution business. The decision to exit the business was driven by the general level of consolidation in the magazine distribution industry, which made it economically impractical for TV Guide Magazine to maintain its own distribution operation. Our former distribution business was responsible for billing and collections for all non-affiliated publishers, a practice that increased our accounts receivable collection risk. The shutdown was achieved by contracting with an outside company for distribution of TV Guide Magazine and assigning existing contracts with unaffiliated publishers to that company.

TV Guide Channel

The TV Guide Channel offers multichannel video providers a fully customized and localized television network, continuously delivering updated entertainment information that promotes the provider’s networks and programs. TV Guide Channel’s hosted format is designed to appeal to cable operators, advertisers and consumers. TV Guide Channel generated a prime time total household Nielsen rating of 0.5 during the fourth quarter of 2002, exceeding Nielsen ratings received by other well-known information networks such as CNBC, MSNBC, The Weather Channel, and VH1.

TV Guide Channel is typically included in a basic or expanded basic viewing package offered by programming distributors to their subscribers, and is available in both analog and digital form. Subscribers do not need additional equipment (converters or “sidecars”) to receive the channel. The screen for TV Guide Channel is divided into two components, with the upper half devoted to programming that drives the cable operator’s primary revenue generators, such as pay-per-view or video on demand, creates an entertainment environment in which media buyers want to place their clients’ advertising and gives consumers up to the minute, customized entertainment information on every aspect of upcoming programs. This portion of the screen combines behind-the-scenes footage, in-depth interviews and localized information with reviews, recommendations and previews related to upcoming programming options. The lower half of the screen displays listings that contain viewing times, channel numbers, network identification, program titles, weather, movie descriptions, program ratings and ordering instructions for pay-per-view services, updated in 2,600 cable TV distribution headends around the country on a daily basis.

We seek to establish the TV Guide Channel as the premier source for programming guidance in video form.

TVG Network

We own 93% of TVG Network. We produce, market and distribute TVG Network, a cable and satellite sports entertainment television network that combines live horseracing from many of the premier horse racetracks in the United States with the convenience of interactive wagering from home. TVG Network has entered into exclusive and non-exclusive agreements with 59 horse racetracks to deliver racing content to and accept wagers from subscribers in return for a fee based on a percentage of gross wagering handled by TVG Network and transaction fees.

As of December 31, 2002, TVG Network’s television network is available in more than 8.5 million U.S. households on EchoStar Satellite Corporation’s DISH Network (“DISH Network”) satellite service (basic tier), C-band satellite systems and on cable systems in regional areas. In certain states, TVG Network customers may establish wagering accounts to wager on the horse races through patented, proprietary interactive applications utilizing automated telephone, online virtual private network and digital set-top box remote control software developed or in development by the Company.

In early 2002, TVG Network began to offer wagering services to residents of California, the most substantial revenue producing opportunity for the business to date. With the development of television distribution in California and other major racing markets and the expansion of markets from which accounts are accepted, we believe that increased fee revenue, network advertising, merchandising and data delivery, home shopping, e-commerce and interactive advertising opportunities may become available.

TVG Network is a development stage business in which the Company has made substantial investment. Growth in the business will depend on the legislative and regulatory environment on both Federal and state levels, the continued expansion of cable and satellite television distribution and the integration of interactive wagering technologies for online and interactive television applications.

SkyMall

Acquired in July 2001, SkyMall is a specialty retailer that offers airline consumers the opportunity to mail-order a large selection of premium-quality products and services directly from a wide variety of merchants and partners through SkyMall magazine, an in-flight catalog, and www.skymall.com. SkyMall has a sophisticated vendor relationship management and shipment tracking system, which can be customized to interface with a merchant’s sales and distribution system in a turn-key manner. With this business model, SkyMall holds minimal product inventory, providing maximum flexibility for the type of products that may be made available to consumers from time to time. The SkyMall in-flight catalogs currently reach airline passengers making 565 million paid trips annually. SkyMall has agreements with all of the major domestic airlines, representing 93% of the total passengers boarded in the United States each year, granting it access to a majority of domestic airline seats holding a captive audience with upscale demographics for its quarterly catalogs. Although the Company believes that SkyMall has an attractive and valuable business model, the Company also believes that this business is “non-core” to the Company’s overall business strategy; the Company is evaluating strategic alternatives for this business, including divestiture.

Superstar/Netlink Direct-to-Home Satellite Programming Services

We own approximately 80% of Superstar/Netlink. Superstar/Netlink markets and distributes entertainment programming to C-band home satellite dish owners in the United States in subscription periods of one, three, six and twelve months. The C-band business is declining primarily as a result of competition from DBS and cable television systems. DBS providers such as DISH Network and DirecTV transmit on the Ku band, which uses a higher power signal than C-band satellites, enabling DBS customers to use smaller, less obtrusive satellite dishes. In addition, DBS and digital cable operators transmit digital signals that allow for a larger number of channels, including local network stations, with better audio and video quality than analog systems.

To further its strategy of reducing operational involvement in this business while maximizing profitability, in 1999, Superstar/Netlink entered into a marketing alliance agreement to promote and solicit orders for DISH Network. In exchange, Superstar/Netlink receives an initial commission for each Superstar/Netlink subscriber who subscribes to DISH Network and a monthly residual commission over the life of the agreement, which expires at the end of 2005. During the year ended December 31, 2002, the number of C-band subscribers decreased by 29% to approximately 587,000 subscribers. At December 31, 2002, Superstar/Netlink provided service to 361,000 of these subscribers, a decrease of 34% from the subscribers served by Superstar/Netlink at December 31, 2001. We expect the decline in our C-band business to continue and this decline may be accelerated by our agreement with DISH Network.

UVTV Satellite Distribution of Video Entertainment Services

Through our UVTV subsidiary, we market and distribute television superstations WPIX (New York) and KTLA (Los Angeles) to cable systems and direct-to-home subscribers, including C-band and DBS. In addition, we market and distribute the “Denver 5” television stations. During 2002, we ceased to operate a separate business that sold programming packages to satellite master antenna television systems serving hotels and multi-unit dwellings.

SpaceCom Satellite Transmission Services for Private Networks

Our SpaceCom subsidiary provides point-to-multipoint and commercial point-to-point two-way broadband satellite communications for various industries throughout North and South America, including radio programmers, paging network operators, financial information providers, news services, Internet service providers and other private business networks. SpaceCom leases two Ku-band satellite transponders and several portions of other Ku and C-band transponders, communications on which originate from its teleport facility. We believe that this business is “non-core” to our overall business strategy and are evaluating strategic alternatives for this business, including divestiture.

Intellectual Property Rights and Proprietary Information

We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are important for success. The Company protects its innovations and inventions via a variety of means, including but not limited to applying for patent protection internationally and domestically. We believe we have one of the world’s most extensive portfolios of intellectual property in the area of interactive program guides, which broadly covers fundamental advances related to interactive program guide information delivery, storage, retrieval, advertising, two-way interaction, electronic commerce, and related user interfaces, including those relevant to online and interactive television services.

Our technology and intellectual properties have been licensed to significant consumer electronics manufacturers and MSOs. We currently market IPGs under brands that include GUIDE Plus+ and TV Guide Interactive, and have entered into an agreement to market our TV Guide On Screen IPG in consumer electronics devices manufactured by Philips.

The Company currently has over 240 issued U.S. patents in the general area of audio-visual technologies with more than 6,000 claims, and over 490 issued foreign patents. Each of the Company’s issued patents will expire at a different time based on the particular filing date or issue date of that respective patent, with expiration dates as late as 2020. The Company continues to actively pursue a worldwide intellectual property program and currently has approximately 350 U.S. and 1,300 foreign patent applications pending.

We hold extensive trademark and service mark registrations throughout the world and have multiple trademark and service mark applications pending for a variety of marks. Marks for which the Company has registrations or applications to register in the United States or foreign countries include TV Guide, GUIDE Plus+ (G-GUIDE in Asia), TV Guide Interactive, TV Guide On Screen, VCR Plus+ (VIDEO Plus+, ShowView and G-CODE in Europe and Asia), PlusCode, Gemstar, Gemstar eBook, TVGuide.com, TVG and SkyMall.

We hold various domain names relating to the Company’s trademarks and service marks including gemstar.com, tvguide.com, gemstartvguide.com, gemstarebook.com, tvgnetwork.com and skymall.com.

Competition

The Company’s technologies, products and services compete with those of other companies. Many of the Company’s present and potential future competitors have, or may have, substantially greater resources than the Company to devote to further technological and new product developments. The Company believes that it will compete effectively based primarily on the originality of its concepts, the speed with which it can introduce such concepts to the market, the uniqueness of its designs, the focus of its business approach, the strength of its intellectual property portfolio, the extensiveness of its business relationships, the quality and innovation of its technologies and its ability to identify and meet consumer needs.

VCR Plus+ System

The Company is not aware of any product other than the VCR Plus+ system that allows the user to program a VCR by entering a numerical code. However, several products on the market offer other simplified VCR programming functions and thus compete with the VCR Plus+ system. Such products include on-screen program guides incorporating point-and-click recording capability. In addition, some new products permit consumers to record programs directly from air or cable for later viewing through the use of memory chips and hard disk drives contained in the devices. Worldwide shipments of VCRs decreased in 2002 and are expected to continue to decrease in future years due to the introduction of these new digital recording devices. The VCR Plus+ system is beginning to be incorporated into some of these digital recording devices, notably hard disk recorders and DVD recorders. However, to the extent that electronic program guides with recording capability offered by companies other than the Company are widely adopted, such guides may reduce the need for VCR Plus+. All electronic program guides, including those that do not have a point-and-click recording feature, may compete with the printed television guides, and may adversely affect the Company’s PlusCode number coverage and publication license income.

Interactive Program Guides

Competition in the market for the delivery of television program schedule information is intense. There are a number of companies that produce and market television schedule information in various formats and that compete or will compete with the Company’s IPG products and services. These alternative formats currently include traditional printed television guides (including our own TV Guide Magazine and other printed cable guides), as well as passive and interactive on-screen electronic guide services, printed television guides in newspapers and weekly publications, and local cable television guides, many of which are similar to other products of the Company.

Improvements in software porting and in software substitutability, together with government mandated introduction of so-called Open Cable platforms, will increasingly permit the creation of new guides and their quick placement in set-top boxes—both those purchased from service providers and those purchased at retail. We intend to modify and improve our technology to be competitive on these new platforms.

Many of the Company’s competitors and other companies and individuals have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by the Company. The Company is currently developing a variety of enhancements to its IPGs. We cannot assure you that any enhancements developed by the Company would not be found to infringe patents that are currently held or may be issued to others. Patents of third parties may have an important bearing on the Company’s ability to offer certain of its products and services. There can be no assurance that the Company is or will be aware of all patents containing claims that may pose a risk of infringement by the Company’s products and services. In addition, patent applications in the United States are generally confidential until a patent is issued, so the Company cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of the Company’s products or services were to infringe patents held by others, the Company may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. The Company cannot assess the extent to which it may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether the Company would be able to obtain such licenses on commercially reasonable terms. If the Company were unable to obtain such licenses, the Company may not be able to redesign its products or services to avoid infringement.

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

TV Guide Magazine and TV Guide Channel

TV Guide Magazine and TV Guide Channel have the following primary sources of competition: television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; general entertainment and other magazines and television programming focused on television stars and programs; other electronic, interactive and online programming guides; and the Company’s own interactive and Internet program listings guide services. In addition, TV Guide Channel competes with other programming for limited analog cable television system channel slots. This competition has increased, and the Company believes will continue to increase, as programming distributors recapture analog channels to launch digital services. To date, the impact of channel recapture has not been significant to TV Guide Channel. In addition, the TV Guide Channel also faces competition from cable television operators, which may wish to launch their own programming guide channels, and from Zap2it, a unit of Tribune Media.

Superstar/Netlink

The C-band direct-to-home satellite industry is declining primarily as a result of competition from DBS and cable television systems. DBS providers such as DISH Network and DirecTV transmit on the Ku band, which uses a higher power signal than C-band satellites, enabling DBS customers to use smaller, less obtrusive satellite dishes. In addition, DBS and digital cable operators transmit digital signals that allow for a larger number of channels, including local network stations, with better audio and video quality than analog systems, and subscribers of C-band programming are encountering reduced availability of programming as the number of channels broadcast as analog signals capable of being received and descrambled by a typical C-band satellite dish decreases.

Research and Development

The market for the Company’s products and services is subject to rapid and significant changes in technology and frequent new service and product introductions. The Company believes that one of the keys to its future success will be its ability to enhance its existing technologies and to introduce products and services using such new technologies on a competitive basis. Accordingly, the Company will continue to engage in significant research and development activities. The Company’s expenditures for research and development for the year ended December 31, 2002, the year ended December 31, 2001 and the nine months ended December 31, 2000 were $21.0 million, $32.0 million and $20.0 million, respectively. There can be no assurance, however, that the Company will successfully complete the development of any future technology or that such technology will be compatible with, accepted by or incorporated in the products and services of the Company or in products of third parties. Any significant delay or failure to develop new or enhanced technology could have a material adverse effect on the Company.

Regulation

The satellite transmission, cable and telecommunications industries are subject to federal regulatory conditions, including Federal Communications Commission (“FCC”) licensing and other requirements. The industries are also often subject to extensive regulation by local and state authorities. Although most cable and telecommunication industry regulations do not apply directly to the Company, they affect programming distributors, a primary customer for the Company’s products and services. The Company monitors pending legislation and administrative proceedings to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments within the industry.

Satellite Home Viewer Improvement Act of 1999

The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) was signed into law November 29, 1999, as part of an appropriations bill. SHVIA applies new rules, exemptions and added regulatory requirements to the C-band and DBS industry generally, the combined effect of which restricts and may ultimately make uneconomic the up-linking and distribution of distant network stations and superstations to dish owners by UVTV. In addition, although Superstar/Netlink is not a satellite carrier, certain programming sold by Superstar/Netlink, such as Denver 5, is subject to these rules. UVTV’s Denver 5, WPIX and KTLA services, as satellite carriers, are subject to the new provisions and rules adopted under SHVIA.

“Local-Into-Local”

SHVIA provides satellite carriers a new compulsory copyright license, which is permanent and royalty-free, for the delivery of local network stations into local markets (defined as the station’s designated market area, or DMA, and county of license). The Company has no plans to distribute local signals in the C-band markets. DBS carriers have announced plans to serve all 210 television markets with local stations. The distribution of local signals will enhance direct broadcast carriers’ ability to compete with cable and may enhance, subject to the limitations above, the distribution of superstations and distant network stations to DBS subscribers. The availability of local signals to DBS, without corresponding local signals for C-band, may contribute to the ongoing decline of C-band subscribers.

Interactive Television Matters

On January 18, 2001, the FCC issued a Notice of Inquiry (“NOI”) concerning Interactive Television (“Interactive TV”). The NOI is still pending before the FCC and no final action has been taken. The NOI raised a series of questions that suggest that cable systems might be regarded as essential, open platforms of spectrum for non-discriminatory third-party access, rather than facilities-based providers competing in a wider market. Interactive TV is a service so new that the FCC had difficulty defining it, but the FCC stated in the NOI that it considered Interactive TV to embrace at least electronic program guides, interactive video content, and supplementary signals that wrap around video and provide additional content or services. The NOI sought comments on the nature of Interactive TV (e.g., what is it, who will provide it, how will it be provided, what are the business models for its provision), and whether cable systems will be a “superior platform” for the provision of Interactive TV. Although positioned as a Notice of Inquiry (which cannot lead directly to the adoption of rules), the NOI asked very detailed questions many of which arise from a common regulatory premise: that cable operators who are affiliated with Interactive TV providers should not be permitted to “discriminate” in favor of their own Interactive TV services with respect to spectrum usage; and that Interactive TV providers affiliated with cable operators may need to be subjected to non-discrimination rules so that they may not obtain leverage from any exclusive arrangement they would otherwise negotiate with popular programmers. The outcome of the NOI will determine whether or not a subsequent rulemaking will be held in order to create regulations for the interactive television industry. Any regulation of this industry could have a direct impact on TV Guide Interactive as well as TVG Network, but at this time, it is too speculative to determine what those rules or their impact may be.

VBI and Digital Data Carriage Matters

The Company uses the VBI, or vertical blanking interval, in the analog television signals of the local affiliates of major broadcast networks such as PBS (through National Datacast), ABC, CBS, NBC, Fox and national cable stations to supply updates throughout the day of program listing information to its GUIDE Plus+ branded consumer electronics devices in the United States. On December 6, 2001, Time Warner Cable, a division of AOL/Time Warner, obtained a ruling from the FCC that it is within the discretion of a cable MSO to retransmit or strip out data transmitted in the VBI lines of broadcast stations carried on that MSO’s system. On January 7, 2002, the Company filed a Petition for Reconsideration of this ruling, supported by parties including the Consumer Electronics Association, the Association for Maximum Service Television, Inc., National Datacast, the Media Access Project, the Center for Digital Democracy, Consumers Union, Consumer Federation of America and the United Church of Christ, Office of Communication, Inc. Notwithstanding the foregoing, the Company has commercial arrangements with many of the largest cable MSOs to provide for carriage of the Company’s data. At this time, it is too early to assess what the economic impact, if any, of a denial by the FCC of the Company’s reconsideration petition would be on the Company’s GUIDE Plus+ interactive program guide service. In the digital television context, the local affiliates of major broadcast networks and national cable stations plan to carry GUIDE Plus+ updating information in their digital broadcast signals. In January 2001, the FCC suggested that in many instances, electronic program guide enabling data in the digital context would not be considered “program-related” and therefore cable systems would not be required to pass through to subscribers such data when transmitted as part of the digital signals of broadcast stations carried on those systems. The Company has asked the FCC to reconsider this decision, and the FCC is currently evaluating how ultimately to define “program-related” in the digital context. At this time, it is too early to assess what economic impact, if any, a final decision by the FCC that electronic program guide data in digital signals is not “program-related,” would have on the Company’s GUIDE Plus+ and TV Guide On Screen interactive program guide services.

Pari-Mutuel Wagering

TVG Network’s pari-mutuel account wagering operations are located in Oregon and operated pursuant to a license granted by the Oregon Racing Commission. Operations must be in compliance with Oregon law and regulations. Oregon law also states that licensees must comply with the applicable provisions of the Federal Interstate Horseracing Act (15 U.S.C. Sections 3001 – 3007 et. seq.). Pursuant to its compliance with Oregon and federal law, TVG Network is permitted to do business in Oregon, California and other states where pari-mutuel wagering on horseracing is legal.

Segment and Geographical Information

Information regarding the Company’s business segments and operations by geographical area is contained in Note 16, “Segment and Geographical Information,” to Consolidated Financial Statements.

Employees

As of December 31, 2002, the Company employed 2,209 individuals, of whom 141 were employed outside the United States. The Company’s 11 employees in France are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its employee relations to be good.

Executive Officers of the Registrant

The following table provides information regarding the Executive Officers of the Company. The ages shown are as of April 1, 2003.

Name and Age	Position

Jeff Shell (37) Chief Executive Officer

Mr. Shell has been a director of the Company since April 2002. Mr. Shell has served as Chief Executive Officer of the Company since November 2002. From April 2002 to November 2002, Mr. Shell was a member of the Office of the Chief Executive and served as Co-President and Chief Operating Officer of the Company. Mr. Shell served as President and Chief Executive Officer of Fox Cable Networks Group from April 2000 until April 2002 and as President of Fox Sports Networks from 1999 until April 2000. Mr. Shell joined Fox Television in 1994 as head of new business development, and joined Fox Sports Networks as its Chief Financial Officer in 1996. Before joining Fox Television, Mr. Shell served in various positions in the Corporate Strategic Planning department of The Walt Disney Company and before that, at the New York investment-banking firm of Salomon Brothers Inc.

Name and Age	Position

Paul Haggerty (43) Acting Chief Financial Officer

Mr. Haggerty joined the Company in November 2002 as Acting Chief Financial Officer. He currently serves as the Executive Vice President for Finance for News Corporation. Since Mr. Haggerty joined News Corporation in 1984, he has served in various capacities, including Executive Vice President, Finance and Latin American Operations, Executive Vice President and Chief Financial Officer of Fox Television, Chief Financial Officer of American Sky Broadcasting, and Senior Vice President for News Corporation.

Gloria Dickey (54) Executive Vice President, Administration

Ms. Dickey joined the Company as Executive Vice President, Administration in October 2002. Prior to joining the Company, Ms. Dickey served as Executive Vice President, Administration for Fox Cable Networks Group, which included Fox Sports Net, Speedvision, National Geographic Channel and the FX Channel. Ms. Dickey joined Fox in 1990 and served in various capacities, including Vice President, Human Resources of Fox and Vice President, Human Resources of Fox Broadcasting Company.

Raymond Hopkins (37) Executive Vice President, Affiliate Sales and Marketing

Mr. Hopkins joined the Company as Executive Vice President of Affiliate Sales and Marketing in October 2002. Prior to joining the Company, Mr. Hopkins served as Vice President of Affiliate Sales and Marketing for Fox Cable Networks from 1999 until 2002 and as Vice President, National Accounts for Fox Sports Networks from January 1998 until June 1999.

Stephen H. Kay (42) Executive Vice President and General Counsel

Mr. Kay joined the Company as Executive Vice President and General Counsel in January 2003. Prior to joining the Company, Mr. Kay was a partner at the law firm of Hogan & Hartson L.L.P. where he was a member of the Business & Finance Group. Mr. Kay became a partner at Hogan & Hartson in March 2002 as part of the firm’s merger with Squadron Ellenoff Plesent & Sheinfeld LLP. At Squadron Ellenoff, Mr. Kay was a member of the Executive Committee and Co-Chair of the Corporate and Securities Department. He joined Squadron Ellenoff in 1987, becoming a partner in that firm in 1995.

John Loughlin (46) President, TV Guide Publishing Group

Mr. Loughlin joined the Company as the President of the TV Guide Publishing Group in September 2002. Prior to joining the Company, Mr. Loughlin was with Primedia Inc. where he served as President and Chief Executive Officer of Primedia Consumer Media and Magazine Group and an Executive Vice President of Primedia Inc. from March 2000 until June 2002. From October 1997 until March 2000, Mr. Loughlin was President of the Broadcast Group of Meredith Corporation.

Douglas B. Macrae (44) President, TV Guide On Screen, Inc.

Mr. Macrae has served as a director of the Company since September 1997. Mr. Macrae founded TV Guide On Screen, Inc. (formerly VideoGuide, Inc.), which is now a wholly-owned subsidiary of the Company, in September 1993 and has served as its President since that time. Mr. Macrae currently serves as Chairman of the Board of GCC Technologies, Inc. Mr. Macrae is currently a director of Norpak Corporation, a majority owned subsidiary of the Company, Telecruz Technology, Inc., and PBS National Datacast, Inc. From 2001 to 2002, Mr. Macrae served as a director of Interactive Program Guide, Inc.

Name and Age	Position

Ryan O’Hara (34) Senior Vice President, Business Development & Strategic Planning

Mr. O’Hara joined the Company in June 2002 as Senior Vice President of Business Development and Strategic Planning. Prior to joining the Company, he served as Director of Interactive Television Strategy for British Sky Broadcasting Group plc from 2000 until 2002.
Mr. O’Hara held senior business development roles for both Fox Cable Networks and Fox Sports Networks, which include Fox Sports Net, Speedvision, Outdoor Life and the FX Channel. Previously, Mr. O’Hara served as an entertainment management consultant at PricewaterhouseCoopers and was an Associate Marketing Manager for Nestle USA.

Website Access to SEC Reports

The Company’s Internet website can be found at www.gemstartvguide.com. Information contained on our Internet website is not part of this report. Our Annual Reports on Form 10-K, Quarterly Reports on Form  10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

Alternatively, you may access these reports at the SEC’s Internet website: www.sec.gov.

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

Forward-Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this document and in the documents incorporated herein by reference, the words “may,” “will,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to those set forth above under “Certain Risks Affecting Business, Operating Results and Financial Condition.”

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include, but are not limited to, those discussed in Item 1 under “Business” and “Certain Risks Affecting Business, Operating Results and Financial Condition” and Item 3, “Legal Proceedings,” as well as those factors discussed elsewhere in this Form 10-K and in the documents incorporated herein by reference. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 2.    PROPERTIES.

The Company owns the Chicago International Teleport, a 15-acre satellite traffic and uplink facility located approximately 20 miles south of Chicago. The Teleport operates 15 transmit/receive antennas and has the capacity to add many more. These antennas are used to transmit or receive video, audio and data to and from various satellites for the Company and its customers. The Teleport also has 25 receive-only antennas. The Company also operates an uplink in Tulsa, Oklahoma for its TV Guide Channel which allows real-time promotional inserts into the video portion of its service. In addition, the Company leases uplink station facilities in other cities as needed. Information is generally delivered to the uplink transmit station via satellite, dedicated telephone or fiber optic lines and is usually scrambled at the uplink transmit site to avoid unauthorized receipt.

The Company leases a total of 11 transponders on several different satellites owned and operated by various satellite companies. Lease payments for a single transponder range from $48,000 to $200,000 per month, depending upon the location of the satellite, the satellite’s footprint, the date of the lease and the power of the satellite. Certain of the transponder leases are for fixed terms while others have terms through the operational life of the respective satellite. The transponder leases are expected to expire between 2003 and 2005.

The Company leases approximately 713,000 square feet of office space in various locations in the United States. In addition, the Company leases approximately 46,000 square feet of office space in various locations outside of the United States. The leases have various expiration dates through fiscal year 2010. The Company currently intends to relocate its principal executive offices to Los Angeles, California by the end of April 2003. The Company believes that its facilities are adequate to meet the Company’s needs for the foreseeable future. Should the Company need additional space, management believes that the Company will be able to secure additional space at reasonable rates.

ITEM 3.    LEGAL PROCEEDINGS.

Securities and Exchange Commission Investigation

On October 17, 2002, the SEC issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the Company and/or others involved with the Company. As previously disclosed, the Audit Committee of the Board of Directors conducted an internal review of the Company’s revenue recognition practices relating to certain transactions. The Company previously disclosed that it has been in discussions with the SEC regarding this internal review and the Company’s and the Audit Committee’s ongoing review of its accounting policies and the application of those policies to various transactions. The Company intends to continue to fully cooperate with the SEC as it moves forward in its investigation.

Securities and Derivative Litigation

In April and May 2002, the Company and certain of its executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934 (the “1934 Act”) and the Securities Act of 1933 (the “1933 Act”). Also named in several of the complaints is News Corporation, a significant shareholder of the Company. The complaints name some or all of the same parties as defendants, and purport to state claims on behalf of all persons who purchased the Company’s common stock during various periods, the broadest of which is August 11, 1999 through April 4, 2002. More particularly, the alleged claims are brought under Sections 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5. The essence of the allegations is that the defendants allegedly intentionally failed to properly account for revenue accrued from Scientific-Atlanta, Inc. (“SA”), failed to properly account for a non-monetary transaction, pursuant to which intellectual property rights were obtained, in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with the Company’s acquisition of TV Guide. Plaintiffs allege that this had the effect of materially overstating the Company’s reported financial results. Pursuant to the parties’ stipulation, the District Court has consolidated all of the lawsuits (and any subsequently filed lawsuits) into one case known as In re Gemstar-TV Guide International Securities Litigation, Master File No. 02-2775, NM (PLAx) (C.D. Cal.) Several groups of plaintiffs and their counsel filed motions to be appointed lead plaintiff and lead plaintiff’s counsel. Pursuant to an amended order dated August 9, 2002, the Court appointed the Teachers Retirement System of Louisiana and the General Retirement System of the City of Detroit as co-lead plaintiffs, and appointed Bernstein, Litowitz, Berger & Grossman, L.L.P., as lead plaintiffs’ counsel. The Georgica Advisors plaintiff group has filed a petition with the United States Court of Appeals for the Ninth Circuit seeking a writ mandating that the district court reverse the lead plaintiff determination. The Ninth Circuit has determined that the Georgica Advisors petition warrants a response and has directed the current co-lead plaintiffs to file a response by March 31, 2003. The current co-lead plaintiffs filed an amended, consolidated complaint on December 12, 2002, naming the Company, Henry Yuen and Elsie Leung as defendants. The consolidated complaint alleges claims under the federal securities laws. The Company’s response to the complaint is currently due on May 2, 2003. The Company intends to defend these actions vigorously.

In April and May 2002, the Company, along with its directors and several of its executive officers, were sued in four purported shareholder derivative actions. Three of these actions were filed in the Superior Court of the State of California for the County of Los Angeles and one action was filed in the Court of Chancery of the State of Delaware, County of New Castle. These purported derivative lawsuits allege various breaches of fiduciary duty and violations of the California Corporations Code based upon the same general set of alleged facts and circumstances as the federal shareholder suits. Pursuant to the parties’ stipulation, the California actions have been consolidated into one case before a single judge. Plaintiffs have filed an amended, consolidated complaint in the California actions, and the Company’s response is currently due on April 30, 2003. The Company has filed a motion to dismiss the suit pending in Delaware. On October 31, 2002, the Company was served with another purported shareholder derivative action, this one in the United States District Court for the Central District of California, based upon the same general set of alleged facts and circumstances. Pursuant to the parties’ stipulation and court order, no response is due to the federal derivative complaint until 30 days after a ruling on any motion to dismiss in the federal shareholder class action described above. The Company intends to defend the actions vigorously.

In addition, an Oklahoma limited partnership filed a lawsuit in the United States District Court for the Northern District of Oklahoma on October 7, 2002 against the Company, Dr. Yuen, Ms. Leung and KPMG, LLP, based on the same core allegations and purported causes of action alleged in the consolidated class action. The Company has not yet been served with this action. In January 2003, the Company was served with a complaint brought by the Investment Division of the State of New Jersey in California Superior Court against the Company, Dr. Yuen and Ms. Leung, alleging violations of federal securities laws, state corporations laws including California Business and Professions Code §§ 17200 et seq., and common law torts. The Company’s response to this complaint is currently due on April 7, 2003. The Company intends to defend these actions vigorously.

The Company intends to defend all of its pending shareholder and derivative litigation vigorously. Because of the preliminary nature of all these proceedings and the uncertainty of litigation generally, the Company is unable to predict at this time the likely outcome of the litigation or estimate its liability, if any, with regard to these cases. However, the Company may be required to pay judgments or settlements and incur expenses in these matters in aggregate amounts that could have a material adverse effect on our financial condition or results of operations.

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

Georgia Multi-District Litigation Proceedings

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

On December 3, 1998, SA filed an action against the Company in the U.S. District Court for the Northern District of Georgia. The action alleges the Company violated federal antitrust laws and misused its patents. SA seeks damages, injunctive relief and a declaration that certain patents are unenforceable, not infringed or invalid.

On December 4, 1998, the Company filed a patent infringement action against SA in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by SA’s interactive program guide.

On April 26, 1999, the Judicial Panel on Multi-District Litigation (the “MDL Panel”) ordered the Pioneer and SA federal lawsuits pending outside the Northern District of Georgia to be transferred to the Northern District of Georgia for coordinated or consolidated pretrial proceedings with the December 3, 1998 action pending in that district (the “MDL Transfer Order”).

On December 5, 2000, EchoStar filed an antitrust action against the Company and several of its subsidiaries in the U.S. District Court for the District of Colorado. The action alleges the Company and several of its subsidiaries violated federal and state antitrust laws. EchoStar seeks, among other relief, damages and an injunction. On September 17, 2001, the MDL Panel affirmed its Conditional Transfer Order transferring the case to the U.S. District Court for the Northern District of Georgia. This case has now been coordinated with the other actions subject to the MDL Transfer Order.

On November 2, 2001, the Company was added as a party to a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). In this matter, Thomson brought claims against the Company for declaratory relief and for alleged violations of certain antitrust laws, as described in more detail below. On October 16, 2002, the MDL Panel issued an Order of Transfer and Simultaneous Separation and Remand of Certain Claims transferring Thomson’s antitrust claims to the United States District Court for the Northern District of Georgia. This case has now been coordinated with the other actions subject to the MDL Transfer Order.

On August 30, 2002, the Company received an order from that court hearing the MDL cases finding that two of the patents involved in these cases were not infringed by certain digital set-top box products produced by SA and Pioneer. On November 4, 2002, the court ruled that the remaining SA and Pioneer products at issue in this proceeding were not infringed by the two patents that were the subject of the August 30th ruling. The Company intends to seek review of these decisions at the appropriate juncture.

The MDL proceedings also involve the Company’s allegation of infringement by SA of three patents which were also involved in a case in the United States District Court for the Western District of North Carolina entitled SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. (the “SuperGuide case”), described more fully below. The North Carolina court in the SuperGuide case ruled that the defendants’ products in that case, including EchoStar’s, did not infringe these three patents. This ruling was based in part on a previous ruling of that court interpreting the scope of the patents at issue. On October 25, 2002, the Georgia court hearing the MDL cases ruled that it was obligated to accept the North Carolina court’s previous ruling interpreting the scope of the patents at issue without deciding whether the underlying ruling was correct as a matter of law. The Georgia court has not ruled on SA’s infringement of these three patents under this interpretation. The Company’s appeal of the SuperGuide case is discussed below.

The remaining issues in the MDL cases are in pretrial proceedings.

Appeal of ITC Investigation

On February 14, 2001, the Company and its StarSight subsidiary filed a complaint requesting that the United States International Trade Commission (“ITC”) commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337 (“Section 337”), regarding imports of certain set-top boxes and components thereof. The complaint alleges that Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., SA, EchoStar Communications Corporation and SCI Systems, Inc. (collectively “Respondents”), are violating Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or sale in the United States after importation, of set-top boxes and/or components that infringe, directly, contributorily or by inducement, of certain patents owned by the Company. The complaint requests an order excluding from entry into the United States all imported set-top boxes and components that infringe, directly, contributorily or by inducement, any claims of the patents in suit, and directing Respondents to cease and desist from importing, marketing, advertising, demonstrating, warehousing, distributing, selling and/or using set-top boxes or components that so infringe. On or about March 16, 2001, the ITC instituted the requested investigation referred to as In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation No. 337-TA-454 (ITC) (the “ITC Investigation”). An administrative hearing was held during December 2001. On June 21, 2002, the Administrative Law Judge issued his initial determination (“ID”), finding that all of the patents were valid, that none of the patents at issue had been infringed by any of the Respondents, that one of the patents at issue was unenforceable both because it had been misused by the Company and also because a co-inventor had not been named on the patent, and that the Company failed to establish the technical prong of the ITC’s domestic industry requirement, which requires the Company to practice its inventions covered by the patents in suit. The Company believes the ID is erroneous in many respects and that the proper application of the law does not support it. On July 5, 2002, the Company and StarSight filed their Petition for Review by the ITC of the ID. Respondents and ITC Staff also filed Petitions for Review of certain aspects of the ID. On August 29, 2002, the ITC determined not to review the ID and entered an additional finding with regard to the technical prong of the domestic industry requirement on one claim of one of the patents. The Commission took no position on the patent misuse findings of the Administrative Law Judge. The Company filed a notice of appeal of the ITC determination to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) on October 25, 2002. On March 6, 2003, the Company filed its opening appellate brief to the Federal Circuit.

Appeal of SuperGuide Case

On March 23, 2001, Gemstar Development Corporation, a wholly owned subsidiary of the Company, was added as a third-party defendant in the matter of SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the U.S. District Court for the Western District of North Carolina. The original claims brought by SuperGuide Corporation against the defendants in this lawsuit are for patent infringement with respect to three patents (the “SuperGuide Patents”). In 1993, Gemstar Development Corporation received a license to the SuperGuide Patents from SuperGuide Corporation within certain defined fields of use. Defendants asked the court to join Gemstar Development Corporation to these proceedings as a necessary party. After it was added as a party, Gemstar Development Corporation brought claims for declaratory relief and breach of contract against SuperGuide Corporation in this lawsuit relating to the 1993 license agreement between SuperGuide Corporation and Gemstar Development Corporation. In addition, Gemstar Development Corporation has asserted claims against EchoStar for infringing the SuperGuide Patents within Gemstar Development Corporation’s defined fields of use. By orders dated July 2, 2002 and July 25, 2002, the District Court granted defendants’ motion for summary judgment finding that defendants do not infringe the SuperGuide Patents based upon the manner in which the court previously construed the SuperGuide Patents and dismissed all remaining claims in the case without prejudice. The Company then filed a notice of appeal to the Federal Circuit. Briefing of the appeal to the Federal Circuit has recently concluded. The Company expects that the next step in the proceeding will be oral argument before the Federal Circuit.

Other Patent and Antitrust Litigation

On April 23, 1999, SA filed an action against the Company in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. This case has been coordinated for pretrial purposes with the July 23, 1999 action described below filed by SA against StarSight. The parties are in pretrial proceedings.

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

On October 23, 2000, StarSight filed a patent infringement suit against EchoStar Communications Corp., EchoStar Satellite Corp. and EchoStar Technologies Corp. (collectively, “EchoStar Companies”) in the United States District Court for the Western District of North Carolina. The suit claims, among other matters, that EchoStar Companies willfully infringed certain StarSight intellectual property by virtue of EchoStar Companies’ deployment, marketing, offers to sell and sale of DBS receivers containing an unlicensed interactive program guide and by EchoStar Companies’ operation of transmission systems to such receivers. StarSight, among other relief, is seeking an injunction and monetary damages. A stay was entered in this matter pending the completion of the ITC Investigation. On October 18, 2002, StarSight filed a motion requesting that the stay continue in place under the resolution of the appeal of the ITC Investigation. On March 6, 2003, the court granted this motion, and the action is thereby stayed pending the completion of the appeal of the ITC Investigation.

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

On February 9, 2001, the Company and StarSight Telecast, Inc., filed four separate patent infringement actions against: SA; Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc.; SCI Systems, Inc.; and EchoStar Communications Corporation in the U.S. District Court for the Northern District of Georgia. Each of these actions was stayed by the Court pending completion of the ITC Investigation.

On November 2, 2001, Thomson multimedia, Inc. (“Thomson”) sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In an amended complaint, Thomson also added a claim for antitrust violations under federal and state law. On April 22, 2002, Thomson also filed a tag-along notice with the MDL Panel requesting that this entire action be transferred to Georgia for coordinated pretrial proceedings with the MDL proceedings discussed above. On June 3, 2002, the MDL Panel issued a Conditional Transfer Order and Simultaneous Separation and Remand of Certain Claims conditionally transferring Thomson’s antitrust claims to Georgia, but separating and remanding the balance of the claims in this case to Delaware. In response, Thomson filed a motion with the MDL Panel to transfer the entire case to Georgia. On October 16, 2002, the MDL Panel issued an Order of Transfer and Simultaneous Separation and Remand of Certain Claims in which it denied Thomson’s motion to transfer the entire case to Georgia. In so ruling, the MDL Panel adopted its decision in the June 3, 2002 Conditional Transfer Order and transferred Thomson’s antitrust claims to Georgia, but separated and remanded the balance of the claims in this case to Delaware. On November 21, 2002, the Company filed its answer and asserted causes of action against PMC for declaratory judgment and breach of contract. The parties are in pretrial proceedings.

On August 22, 2002, SA filed an adversary complaint in the United States Bankruptcy Court for the Northern District of California. The Complaint alleged that by seeking to acquire certain assets (including certain patents) owned by DIVA Systems Corporation (“DIVA”), the Company would be in violation of a federal antitrust statute, Clayton Act §7, 15 U.S.C. § 18. DIVA currently is a debtor-in-possession pursuant to Chapter 11 of the bankruptcy code. Also on August 22, 2002, SA filed a tag along notice with the MDL Panel, seeking to have its complaint concerning the acquisition of DIVA assets transferred to the U.S. District Court for the Northern District of Georgia, the court overseeing the cases subject to the MDL Transfer Order described above. On October 2, 2002, the Bankruptcy Court dismissed SA’s adversary complaint. Shortly thereafter, SA notified the MDL Panel that the Bankruptcy Court had dismissed its adversary complaint.

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

Other Litigation

On October 18, 1999, a former employee of ODS Technologies, L.P. (“ODS”), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in the U.S. District Court for the Southern District of Florida, which was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint sought an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. On April 22, 2002, the court granted ODS and TV Guide summary judgment dismissing the case. The former employee appealed the grant of summary judgment, but the appeal subsequently was dismissed. The plaintiff has filed a motion for reinstatement and this case is currently pending on appeal.

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

On May 3, 2000, a complaint was filed in the U.S. District Court for the Southern District of New York against Murdoch Magazines Distribution, Inc. (now TV Guide Distribution) and other parties by Unimag and related entities. The complaint alleged claims against Murdoch Magazines for violation of the Robinson-Patman Act, assorted common law tort and contract claims and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys’ fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Act. The Company filed a motion to dismiss all of the claims asserted against it. On May 1, 2001, the Court heard oral argument on the Company’s motion to dismiss (filed jointly with the other co-defendant national distributors), and an Opinion and Order was issued on May 31, 2001, dismissing all fifteen counts in Unimag’s Amended Complaint, most with prejudice and some with leave to replead. On June 21, 2001, Unimag and the other plaintiffs filed a Second Amended Complaint, in essence alleging violations of the Robinson-Patman Act, breach of fiduciary duties and confidential relationships by the national distributor defendants and Murdoch Magazines, along with tort and statutory claims. All defendants, including Murdoch Magazines, filed motions to dismiss portions of the Second Amended Complaint. By Opinion and Order dated December 17, 2001, the Court granted the motions in part and denied them in part. The claims for breach of fiduciary duties and confidential relationships against the national distributor defendants and Murdoch Magazines were dismissed with prejudice. The Robinson-Patman claims remained, along with certain statutory claims. On February 4, 2002, the defendants, including Murdoch Magazines, filed their answers and counterclaims against plaintiffs. The counterclaims seek recovery of tens of millions of dollars owed by plaintiffs to the national distributors, including Murdoch Magazines, for unpaid invoices. On March 13, 2002, plaintiffs replied to the defendants’ answers and counterclaims and asserted a number of affirmative defenses and reply counterclaims that revived certain contractual and tort claims that the Court had previously dismissed. The defendants, including Murdoch Magazines, moved to strike and dismiss these affirmative defenses and reply counterclaims. This motion was granted in Defendants’ favor (except with respect to one affirmative defense of offset) by the Court’s memorandum order dated February 3, 2003. The case is currently in discovery, set to conclude by April 2004.

On September 25, 2002, the Company notified DIVA that it would not proceed with the purchase of DIVA’s assets under an Asset Purchase Agreement dated May 22, 2002 due to the threat of litigation by SA. In response, on September 30, 2002, DIVA filed an adversary complaint against the Company for breach of contract and other claims purportedly based upon the Company’s decision to terminate the Asset Purchase Agreement. After DIVA filed its complaint, at DIVA’s request, the Bankruptcy Court ordered an expedited trial on DIVA’s claims against the Company for breach of contract and specific performance. Trial of these claims was scheduled to begin in late October 2002. However, on October 17, 2002, DIVA withdrew its request for an expedited trial, and agreed to dismiss its specific performance claim. On October 17, 2002, the Company responded to certain of DIVA’s claims denying liability to DIVA, including any liability purportedly based upon the Company’s decision to terminate the Asset Purchase Agreement. At the same time, the Company filed counterclaims against DIVA and SA for declaratory relief relating to the Company’s decision not to purchase DIVA’s assets. Now that the Bankruptcy Court has vacated the expedited trial date, the parties are in pretrial proceedings. On November 1, 2002, DIVA filed a First Amended Complaint against the Company and certain of its senior executives. This First Amended Complaint adds additional claims purportedly based upon the Asset Purchase Agreement, as well as the Company’s decision not to acquire DIVA’s assets. On December 19, 2002, DIVA filed a motion for partial summary judgment against the Company on DIVA’s claim against the Company for breach of the Asset Purchase Agreement. The defendants’ motion to dismiss is currently under consideration by the Bankruptcy Court. On February 13, 2003, the Bankruptcy Court granted DIVA’s motion for partial summary judgment on DIVA’s breach of contract claim determining that the Company did not have the right to terminate the Asset Purchase Agreement based upon the threat of litigation by SA. This is one of the two grounds relied upon by the Company as a basis for terminating the Asset Purchase Agreement and does not fully dispose of DIVA’s breach of contract claim. The Company believes that it is probable that it will incur a liability in connection with the Asset Purchase Agreement. The parties are seeking to resolve this matter through mediation; however, if the mediation fails, the court action will proceed.

On February 28, 2003, the Company received a letter from a senior executive of one of its subsidiaries asserting a variety of claims generally relating to the executive’s acquisition of the Company’s stock in connection with the Company’s acquisition of that subsidiary. The Company is not aware of any legal proceeding that has been filed against the Company by this executive. If any such proceedings are filed, the Company intends to defend them vigorously.

In addition to the items listed above, the Company is party to various legal actions, claims and proceedings incidental to its business.

Litigation is uncertain, and the outcome of individual cases is not predictable with any assurance. The Company has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on the Company’s financial position or results of operations. At this time, except as expressly noted herein, management has not reached a determination that any of the matters listed above or the Company’s other litigation are expected to result in liabilities that will have a material adverse effect on the Company’s financial condition or results of operations after taking into account the loss provisions that have been established as of the date hereof.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is traded on the Nasdaq Stock Market under the symbol GMSTE. The sole market for the Company’s common stock continues to be the Nasdaq Stock Market in the United States. The Company’s securities are currently subject to delisting from the Nasdaq Stock Market because the Company failed to file its Form 10-Q for the quarter ended June 30, 2002 on or before August 14, 2002. The Nasdaq Panel granted the Company’s request for an exception to continue its listing on the Nasdaq Stock Market subject to satisfying certain conditions. The Company has satisfied these conditions as of the date hereof. However, to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq Stock Market. (See “Certain Risks Affecting Business, Operating Results and Financial Condition—Certain Risks Related to Recent Developments.”)

The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated and reflects all stock splits effected by the Company:

	High	Low
Quarter Ended
March 31, 2001	$59.56	$25.25
June 30, 2001	45.21	20.25
September 30, 2001	49.95	16.05
December 31, 2001	31.00	17.77
March 31, 2002	28.19	13.83
June 30, 2002	14.75	4.75
September 30, 2002	5.39	2.36
December 31, 2002	4.45	2.50

The reported closing sales price of the Company’s common stock on the Nasdaq Stock Market on March 14, 2003 was $3.20. As of March 14, 2003, there were 408.2 million shares of the Company’s common stock outstanding and approximately 701 holders of record.

The Company has not paid any dividends since its common stock began trading on the Nasdaq Stock Market. The Company’s Board of Directors has no current plans to pay cash dividends. Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. In addition, our subsidiary, TV Guide, is restricted from paying dividends under its credit facility. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”)

ITEM 6.    SELECTED FINANCIAL DATA.

The selected consolidated financial data should be read in conjunction with Consolidated Financial Statements and related Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other financial information included elsewhere herein.

	Year Ended December 31, 2002	Year Ended December 31, 2001(1)	Nine Months Ended December 31, 2000(1)	Year ended March 31,
				2000(2)	(unaudited) 1999(2)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$1,001,391	$1,159,172	$658,768	$186,549	$156,446
Operating expenses:
Operating expenses, exclusive of expenses shown below	881,707	891,608	481,997	110,693	79,731
Stock compensation	23,965	46,538	20,635	5,318	10,257
Depreciation and amortization	356,354	940,670	438,059	4,310	3,543
Impairment of intangible assets	2,446,836	10,800	—	—	—
Merger related expenses	—	—	—	15,895	1,851

	3,708,862	1,889,616	940,961	136,216	95,382

Operating (loss) income	(2,707,471)	(730,444)	(281,923)	50,333	61,064
Interest expense	(9,839)	(27,375)	(24,783)	—	—
Other (expense) income, net	(106,931)	(168,171)	8,441	35,999	8,743

(Loss) income before income taxes, extraordinary item and cumulative effect of an accounting change	(2,824,241)	(925,990)	(298,265)	86,332	69,807
(Benefit) provision for income taxes	(589,103)	(177,414)	(82,807)	23,311	29,523

(Loss) income before extraordinary item and cumulative effect of an accounting change	(2,235,138)	(748,576)	(215,458)	63,021	40,284
Extraordinary loss on debt extinguishment, net of tax	—	(2,100)	—	—	—
Cumulative effect of an accounting change, net of tax	(4,188,037)	—	—	—	—

Net (loss) income	$(6,423,175)	$(750,676)	$(215,458)	$63,021	$40,284

(Loss) income per share(3):
Basic	$(15.64)	$(1.82)	$(0.64)	$0.31	$0.20
Diluted	$(15.64)	$(1.82)	$(0.64)	$0.25	$0.18
Weighted average shares outstanding(3):
Basic	410,610	412,389	334,804	205,635	198,568
Diluted	410,610	412,389	334,804	247,876	229,182

	December 31,
	2002(1)	2001	2000
Balance Sheet Data:
Working capital (deficit)	$(1,163)	$240,351	$332,460
Total assets	2,089,174	9,341,513	10,621,304
Long-term debt and capital lease obligations, less current portion	163,861	271,029	586,485
Total stockholders’ equity	894,470	7,374,254	8,019,418

(1)	Effective July 18, 2001 and July 12, 2000, the Company’s consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold.

(2)	The Company completed mergers with NuvoMedia and SoftBook in January 2000. Both mergers were accounted for under the pooling of interests method and accordingly, the Company’s historical consolidated financial statements were restated for all periods prior to January 2000 to include the accounts and results of operations of NuvoMedia and SoftBook.
(3)	All share and per share data has been adjusted for the two-for-one stock splits effected in May 1999 and December 1999.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On November 28, 2000, our Board of Directors approved a change of the Company’s fiscal year end from March 31 to December 31. Accordingly, the financial statements of the Company present results of operations and cash flows for the year ended December 31, 2002, the year ended December 31, 2001 and the nine-month period ended December 31, 2000. To enhance comparability, the following discussion of operating results compares the year ended December 31, 2001 to the twelve-month period ended December 31, 2000.

In addition to the change in our fiscal year end in 2000, we completed several transactions during 2001 and 2000 that affect the comparability of the results of operations.

•	On July 12, 2000, we completed our merger with TV Guide. The merger was accounted for as a purchase. Accordingly, the Consolidated Financial Statements include the results of operations of TV Guide from July 12, 2000.

•	In April 2001, we sold the business that distributes the WGN superstation signal. Accordingly, the Consolidated Financial Statements do not include the results of operations of WGN subsequent to that date.

•	On July 18, 2001, we acquired 100% of the outstanding common stock of SkyMall. The acquisition was accounted for as a purchase. Accordingly, the Consolidated Financial Statements include the results of operations of SkyMall from July 18, 2001.

We also completed mergers with two electronic book companies, NuvoMedia and SoftBook in January 2000. Both mergers were accounted for under the pooling of interests method and, accordingly, the Company’s historical consolidated financial statements were restated for all periods prior to that date to include the results of operations, financial position and cash flows of NuvoMedia and SoftBook.

In late 2002, we engaged a new independent accounting firm to audit our historical consolidated annual financial statements and to review the Company’s historical consolidated unaudited interim financial statements. Since that engagement, we have conducted a review of our accounting policies and the application of those policies to various types of transactions. That review is now complete. As a result of the review, we have made various adjustments that have been included in restatements of certain of our historical financial statements. The restatements are described in the amendments to our Annual Report on Form 10-K for our fiscal year ended December 31, 2001, and to our Quarterly Reports on Form 10-Q for each of our fiscal quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, which were filed with the SEC concurrently with the filing of this Annual Report on Form 10-K. The aggregate effect that these restatements, when combined with those previously reported in our filings with the SEC in November 2002, have had on our results of operations for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 is as follows: consolidated revenues have decreased by $195.6 million, $61.2 million and $54.9 million, respectively; and consolidated loss has increased by $151.1 million, $2.3 million and decreased by $18.3 million, respectively.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from our current expectations. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial statements.

Revenue Recognition

General

We follow the provisions of SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”) and Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), for revenue recognition. Under SOP 97-2 and SAB 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

We have entered into various arrangements that contain multiple elements, including licensing fees and advertising on various platforms, which may be in more than one of our segments (“multiple-element arrangements”). For example, a customer may license certain of our technology and purchase an advertising package from us to provide the customer with print advertising in TV Guide Magazine, an online platform or on the IPG platform. Multiple-element arrangements may include situations where we are both a vendor and a cooperative advertiser. See “Multiple-Element Arrangements” below.

License Fees

We license our proprietary technologies to consumer electronics manufacturers and to service providers (including MSOs and other owners and operators of cable television systems, telephone networks, Internet service providers, Internet websites, direct-to-home broadcast satellite providers, wireless systems and other multi-channel video programming distributors). It is our normal practice to enter into written agreements with our customers. We generally recognize such license fees based on a per unit shipped model (with consumer electronics manufacturers) or a per subscriber model (with service providers). Our revenues from per unit license fees are based on units reported shipped in the period by the manufacturers. Revenues from per subscriber fees are recognized in the month services are provided by a licensee, as reported to us by the licensee. See “Multiple-Element Arrangements” below.

Revenues from annual and other license fees generally are recognized based on the specific terms of the license agreements. For instance, we had an arrangement under which substantial flat fees were paid upfront in addition to ongoing per-unit license fees. In such cases, the pre-paid fees are deferred and recognized as revenue on a straight line basis over the term of the agreement. In certain cases, we will license our technology for an unlimited number of units over a specified period of time and for which we have continuing obligations. We record the fees associated with these arrangements on a straight line basis over the specified term. In addition, we have licensing arrangements with MSOs under which we share a portion of the interactive platform advertising revenue that we generate through the MSO. In some cases, we guarantee that a substantial portion of the MSO’s license fees paid to us will be reimbursed to the MSO through our ad-sharing obligation. To the extent the ad-sharing fees are not sufficient to meet these guarantees, we are obligated to purchase advertising on the MSO’s platform. Because the license fee is not fixed nor determinable until resolution of the sharing or advertising buyback, which is typically settled quarterly, the advertising buyback guarantees and advertising sharing are netted against the license fees so that only a net license fee amount is recognized.

From time to time, the license agreement between us and a licensee may expire. While a new license agreement is being negotiated, the licensee may continue to ship the same units or the same services may continue to be deployed containing our patented or proprietary technologies and the licensee continues to report units shipped or subscriber information on a periodic basis. License and subscriber fees may continue to be received at the old contract rates and on a timely basis. In such cases, we continue to recognize license and subscriber fee revenue. However, revenue is not recognized when collection is not reasonably assured and in no case when payment is not received for greater than 90 days (which is the longest standard customer payment term related to certain MSO contracts).

Multiple-Element Arrangements

In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which segment is credited with the revenue, it also impacts the amount and timing of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue by each of the sectors, as discussed above.

Revenue is allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar cash arrangements with unrelated parties that are not part of a multiple-element arrangement. When sufficient evidence of the fair values of the individual elements does not exist, revenue is not allocated among them until that evidence exists. Instead, the revenue is recognized as earned using revenue recognition principles applicable to the entire arrangement as if it were a single-element arrangement. At this time, in all instances where IPG advertising is part of a multiple-element transaction, no revenue is allocated to IPG advertising or the Interactive Platform Sector for accounting purposes, and all revenue is allocated to other elements of the transaction and other sectors. For accounting purposes, we expect to record IPG advertising associated with multiple-element arrangements in this manner until such time as we conclude that we can determine the fair value of IPG advertising in a reliable, verifiable and objective manner.

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

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As permitted by the accounting rules, we used the one-year period following the consummation of the acquisitions to obtain the information necessary to finalize estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, we obtained appraisals from independent valuation firms for certain significant tangible and intangible assets and liabilities.

Impairment of Long-Lived Assets, Long-Lived Assets to Be Disposed Of and Intangible Assets

We review our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The value of our intangible assets, including goodwill, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends. We periodically review intangible assets and goodwill for impairment using the guidance of applicable accounting literature. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

We have a significant amount of property and equipment and intangible assets. The determination as to whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable involves management’s judgment. In addition, should we conclude that recoverability of an asset is in question, the estimate of undiscounted future operating cash flows is used to determine whether an asset is recoverable and, if not, the final determination of the fair value of the asset is also based on the judgment of management. These judgments can be impacted by a variety of underlying assumptions, such as the general business climate, effectiveness of competition and supply and cost of resources. Accordingly, actual results can differ significantly from the assumptions made by management in making its estimates. Future changes in management’s estimates could result in indicators of impairment and actual impairment charges where none exists as of the date of this report.

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

Income Taxes

We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance, if necessary, to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

We have income both from foreign and domestic sources. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of our actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2002, we have established a valuation allowance of $30.0 million against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

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

Investments

Our investments include investments available-for-sale that are carried at fair value, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the subject investment; and the intent and ability to hold the investment for a sufficient period of time to allow for recovery in the market value of the investment.

For investments accounted for using the cost or equity method of accounting, management evaluates information such as budgets, business plans or financial statements in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include: recurring operating losses, credit defaults, and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all-inclusive and management weighs a number of quantitative and qualitative factors in determining whether an other-than-temporary decline in the value of an investment is deemed to have occurred.

The following table sets forth certain financial information for the Company for the years ended December 31, 2002 and 2001 and the nine months ended December 31, 2000; to enhance comparability, the table also includes certain financial information for the Company for the twelve months ended December 31, 2000.

	Year Ended December 31		Nine Months Ended December 31,	Twelve Months Ended December 31,
	2002(1)	2001(1)	2000(1)	(unaudited) 2000(3)
	(in thousands)
Statement of Operations Data:
Revenues	$1,001,391	$1,159,172	$658,768	$704,666
Operating expenses:
Operating expenses, exclusive of expenses shown below	881,707	891,608	481,997	523,586
Stock compensation	23,965	46,538	20,635	21,818
Depreciation and amortization	356,354	940,670	438,059	439,148
Impairment of intangible assets	2,446,836	10,800	—	—

	3,708,862	1,889,616	940,691	984,552

Operating loss	(2,707,471)	(730,444)	(281,923)	(279,886)
Interest expense	(9,839)	(27,375)	(24,783)	(24,783)
Other (expense) income, net	(106,931)	(168,171)	8,441	21,934

Loss before income taxes, extraordinary item and cumulative effect of an accounting change	(2,824,241)	(925,990)	(298,265)	(282,735)
Income tax benefit	(589,103)	(177,414)	(82,807)	(78,429)

Loss before extraordinary item and cumulative effect of an accounting change	(2,235,138)	(748,576)	(215,458)	(204,306)
Extraordinary loss on debt extinguishment, net of tax	—	(2,100)		—
Cumulative effect of an accounting change, net of tax	(4,188,037)	—	—	—

Net loss	$(6,423,175)	$(750,676)	$(215,458)	$(204,306)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$106,780	$130,264	$297,630	$301,734
Investing activities	53,088	61,204	(22,846)	(6,511)
Financing activities	(157,729)	(328,958)	(24,552)	(20,531)
EBITDA(2)	119,684	267,564	176,771	181,080

(1)	Effective July 18, 2001 and July 12, 2000, the Company’s consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold. On November 28, 2000, the Board of Directors of the Company approved the change of the Company’s fiscal year end from March 31 to December 31.
(2)	EBITDA is defined as operating (loss) income, excluding stock compensation, depreciation and amortization and impairment of intangible assets. Due to purchase accounting related to our mergers with TV Guide on July 12, 2000 and SkyMall on July 18, 2001, the results of operations since July 13, 2000 reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, our business sectors are measured based on EBITDA. We believe EBITDA to be relevant and useful information as EBITDA is the primary measure used by our management to measure the operating profits or losses of our business. EBITDA is one of several metrics used by our management to measure the cash generated from our operations. EBITDA is presented supplementally, as we believe it is a standard measure commonly reported and widely used by analysts, investors and others associated with our industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are presented in the financial statements included in this report. Additionally, our calculations of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected. See “Reconciliation of EBITDA to Consolidated Operating (Loss) Income” below.
(3)	Reported results for the transition period from April 1, 2000 to December 31, 2000 have been combined with operating results for the three months ended March 31, 2000 to enhance comparability.

Consolidated Results of Operations

Year ended December 31, 2002 compared to year ended December 31, 2001.

Revenues for the year ended December 31, 2002 were $1.0 billion, a decrease of $157.8 million or 14%, compared to 2001. The decrease in revenues was primarily attributable to a $48.2 million decrease in TV Guide Magazine’s newsstand and subscription revenues, a $62.7 million decrease in Superstar/Netlink C-band subscriber revenues, and a $24.2 million decrease in license fees from DSS set-top box manufacturers, partially offset by a $13.0 million increase in revenues at TVG Network.

TV Guide Magazine’s rate base and circulation was reduced from 9.9 million copies to 9.0 million copies in June 2001. Subsequently, that rate base was maintained through year end 2001 and 2002, although bulk sold subscriptions increased from 1.5 million copies at December 31, 2001 to 2.6 million copies at December 31, 2002, causing subscription revenue to fall due to the lower margin of bulk versus other paid circulation. The decrease in rate base and circulation, and general advertising weakness caused TV Guide Magazine’s advertising revenue to decline $19.8 million, although declines during the first three quarters of 2002 were offset in the fourth quarter when advertising revenues increased 33% or $9 million, compared to advertising revenue in the fourth quarter of 2001.

Subscription revenues relating to the Company’s Superstar/Netlink C-band business continued to decline in 2002, as customers switched to cable or DBS services. The decline in subscribers has been accelerated due to the Company’s marketing alliance agreement with DISH Network to convert our C-band customers to DISH Network’s DBS service.

License fee revenues relating the sale of proprietary IPG technology to manufacturers of set-top boxes for the US DSS market declined dramatically in 2002, due to slowing growth in the shipment of set-top boxes, lower pricing per box due to shifts in market share, and the expiration of agreements with two key manufacturers.

Revenues at TVG more than tripled due to increases in distribution and the launch of the TVG’s wagering business in California.

For the year ended December 31, 2002, operating expenses were $881.7 million, a decrease of $9.9 million, or 1%, compared to 2001. The decrease in operating expenses was a result of the general cost controls in effect throughout the Company. The decreases were also attributable to reductions in TV Guide Magazine production expenses for paper, printing, and postage, and reduced programming costs for Superstar/Netlink. These decreases were partially offset by the additional expenses attributable to SkyMall, professional fees associated with the November 2002 management and corporate governance restructuring and the restatement of the Company’s historical financial statements, and termination fees totaling $29.4 million associated with this restructuring.

Stock compensation expense is primarily comprised of the amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options assumed by the Company. The unearned compensation is being amortized over the remaining vesting period of the options using an accelerated method. Also included is the amortization of deferred compensation arising from the issuance of options to the Company’s former Chief Executive Officer in 1998 and amortization of deferred compensation arising from the issuance of restricted stock in connection with the 2002 management restructuring. For the year ended December 31, 2002, stock compensation expense was $24.0 million, which included $21.1 million of unearned compensation amortization and $2.9 million related to restricted stock issued in connection with our management and corporate governance restructuring in 2002. In 2001, stock compensation expenses were $46.5 million.

Depreciation and amortization during the year ended December 31, 2002, was $356.4 million, a decrease of $584.3 million compared to 2001. The decrease in depreciation and amortization was primarily a result of the adoption of the provisions of Statement 142, which became effective January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. (See Note 4, “Goodwill and Other Intangible Assets,” to Consolidated Financial Statements.) Other intangible assets with definite lives acquired in transactions accounted for as purchases are still amortized and the amount of that amortization is significant.

Impairment of intangible assets in 2002 represents a write-down of the carrying amount of finite-lived intangible assets ($1.3 billion), goodwill ($1.1 billion) and indefinite-lived intangibles ($113 million) to their fair values based on analyses performed as of June 30, 2002, October 31, 2002, and December 31, 2002.

Interest expense was $9.8 million for the year ended December 31, 2002, a decrease of $17.6 million, or 64%, from 2001. The decrease in interest expense was attributable to lower debt levels, together with lower interest rates during 2002.

Other expense, net decreased to $106.9 million for the year ended December 31, 2002 from $168.2 million for 2001. The decrease in other expense was primarily due to a $110.8 million decrease in write-downs of the carrying value of certain investments, as compared with the prior year. In 2002, write-downs for other-than-temporary declines in the fair value of investments aggregated $43.9 million compared to $154.7 million in 2001.

The Company has an interest in three related joint ventures that are each accounted for under the equity method of accounting. During the year ended December 31, 2001, one of these joint ventures experienced an other-than temporary decline in the value of its available for sale equity investments. As a result of this decline, the Company recorded in other expenses a charge of $10.9 million, representing the Company’s share of this decline. At December 31, 2001, the Company’s carrying value of this investment was $50.9 million. During the year ended December 31, 2002, this joint venture’s financial condition deteriorated significantly, including a substantial decrease in its revenues and cash shortages. Because of these facts, management has determined that it is not likely that the Company’s investment will be recovered in the future, and recorded an additional charge of $43.9 million during the fourth quarter of 2002 to write off the remaining carrying value of the Company’s investment. This charge was recorded as other (expenses) income, net.

The Company has an investment in an entity engaged in developing a satellite system. The entity experienced operating difficulties and a failed initial public offering. Because of these and other pertinent circumstances, the Company determined that its investment realized a decline in value that was other-than-temporary, and that the recoverability of this investment was not likely. As a result, during 2001 the Company recorded a charge of $107.7 million to write-off the carrying value of this investment. This charge was recorded as other expenses (income), net.

Also, during the year ended December 31, 2001, certain other investments experienced significant declines in value and the carrying values were deemed by management to be unrecoverable, and thus were written-off, resulting in charges of approximately $47.2 million recorded as other expense.

The income tax benefit as a percentage of loss before income taxes, extraordinary item and cumulative effect of a change in accounting principle was 21% in 2002 compared to 19% in 2001. The net increase in the effective tax rate is primarily due to the change in the treatment of amortization of goodwill in accordance with Statement 142, which has no associated impact on the provision for income taxes. In addition, the overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carry forwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company’s future tax expense as a percentage of income before income taxes may vary from period to period.

The cumulative effect of an accounting change relates to the Company’s adoption of Statement 142 effective January 1, 2002. The Company was required to test goodwill and any intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of Statement 142 and report any transitional impairment loss as the cumulative effect of a change in accounting principle as of January 1, 2002 in the consolidated statement of operations. The transitional impairment loss for goodwill and indefinite-lived intangible assets from application of these new rules was $4.2 billion, net of tax.

Year ended December 31, 2001 compared to the twelve-month period ended December 31, 2000

Revenues for the year ended December 31, 2001 were $1.2 billion, an increase of $500.4 million compared to the same period in 2000. The increase in revenues was primarily due to $452.1 million of additional revenues attributable to TV Guide, which was acquired by the Company on July 12, 2000.

The general weakness in the advertising market during 2001 impacted most media companies in the United States, including the Company. For additional discussion of advertising revenues, see the Company’s discussion of pro forma sector operating results below.

Operating expenses, excluding stock compensation, depreciation and amortization, impairment of intangible assets were $891.6 million for the year ended December 31, 2001, an increase of $409.6 million when compared to the same period in 2000. The increase in operating expenses was primarily due to increased operating costs of $329.1 million attributable to a full year of TV Guide operations coupled with increased patent prosecution costs and increased costs.

Stock compensation expense reflects amortization of the portion of the purchase price of TV Guide assigned to unearned compensation for unvested TV Guide stock options assumed by the Company in the TV Guide transaction. The unearned compensation is being amortized over the remaining vesting period of the options. No similar amortization expense existed in periods prior to the acquisition of TV Guide. Stock compensation expense also included $14.8 million of additional unearned compensation amortization resulting from a senior executive officer that separated from the Company. Additionally, amortization of deferred compensation arising from the issuance of in the money options to the Company’s former Chief Executive Officer totaled $1.8 million and $2.3 million in 2001 and 2000, respectively.

Depreciation and amortization during the year was $940.7 million, an increase of $502.6 million compared to the same period in 2000. The increase in depreciation and amortization was attributable to a full year of amortization of intangible assets and other depreciation resulting from the acquisition of TV Guide.

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

The provision for income tax benefit as a percentage of loss before income taxes and extraordinary items was 19% for the year ended December 31, 2001 compared to 28% for the same period in 2000. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that the Company’s future tax expense as a percentage of income before income taxes may vary from year to year.

Sector Results of Operations

The Company categorizes its businesses into three principal business sectors: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technologies (including the video recording technology currently marketed in North America under the VCR Plus+ Brand and in Europe and Asia under other brands; the IPGs currently marketed in North America under the GUIDE Plus+, TV Guide Interactive and the new TV Guide On Screen brands and in Asia under the G-GUIDE brand; and the eBook technology currently marketed under the Gemstar eBook and other brands); the Interactive Platform Sector, which is responsible for advertising and electronic commerce on the Company’s proprietary interactive platforms and websites, and interactive wagering relating to the TVG Network; and the Media and Services Sector, which is responsible for the operations of TV Guide Magazine, TV Guide Channel, TVG Network, SkyMall catalog sales, Superstar/Netlink, UVTV, SpaceCom and other non-interactive platforms and media properties.

	Year Ended December 31,
	2002	2001
	(in thousands)
Technology and Licensing Sector
Revenues	$151,841	$179,096
Operating expenses(1)	118,655	121,814

EBITDA(2)	$33,186	$57,282

Interactive Platform Sector
Revenues	$46,479	$33,747
Operating expenses(1)	88,026	71,789

EBITDA(2)	$(41,547)	$(38,042)

Media and Services Sector
Revenues	$803,071	$946,329
Operating expenses(1)	675,026	698,005

EBITDA(2)	$128,045	$248,324

Consolidated
Revenues	$1,001,391	$1,159,172
Operating expenses(1)	881,707	891,608

EBITDA(2)	$119,684	$267,564

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.
(2)

EBITDA is defined as operating (loss) income, excluding stock compensation, depreciation and amortization and impairment of intangible assets. Due to purchase accounting related to our mergers with TV Guide on July 12, 2000 and SkyMall on July 18, 2001, the results of operations since July 13, 2000 reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, our business sectors are measured based on EBITDA. We believe EBITDA to be relevant and useful information as EBITDA is the primary measure used by our management to measure the operating profits or losses of our business. EBITDA is one of several metrics used by our management to measure the cash generated from our operations. EBITDA is presented supplementally as we believe it is a standard measure commonly reported and widely used by analysts, investors and others associated with our industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are presented in the financial statements included in this report. Additionally, our calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected. See “Reconciliation of EBITDA to Consolidated Operating (Loss) Income” below.

Technology and Licensing Sector

The Technology and Licensing Sector is responsible for the development, licensing and protection of intellectual property and proprietary technologies. Revenues in this sector consist of license fees paid by third- party licensees for our proprietary technologies and patents primarily related to video recording, IPGs and electronic books. Our licensing activities include licenses for consumer electronics, cable, satellite, Internet appliances, personal computers, and publications worldwide, with major consumer electronics manufacturers and others. Sector operations include research and development, and the creation, protection and licensing of patents and proprietary technologies. This sector also includes revenues we derive from licensing TVG Network’s intellectual property to third parties.

Originally the Technology and Licensing Sector included only our business relating to our proprietary video recording technologies. Today this business includes products sold under the VCR Plus+ brand in North America, the G-CODE brand in Asia and the ShowView brand in Europe (collectively referred to as the “VCR Plus+ Business”). While the business continues to decline in North America with the decline of VCR shipments, the trend in Europe and Asia is towards continued use of our VCR PlusCodes to record television programs in next generation products. We estimate that approximately 22% of our VCR Plus+ Business revenues come from North America, 31% come from Asia and 47% come from Europe. Because the vast majority of the Company’s VCR Plus+ Business revenues come from regions that continue to use our technology in next-generation products, we expect only moderate continued declines in revenues overall. Moreover, we believe that much of the domestic and international VCR Plus+ Business will be replaced by hard disk and DVD recorders. As manufacturers move towards developing and selling hard disk recorders, we have begun licensing our IPG technology as the navigational technology that drives recording in these devices. In many cases, manufacturers are including both VCR Plus+ technology and IPG technology in the same device.

In the IPG business, the Company provides products to both consumer electronics (“CE”) manufacturers and to cable and satellite service providers. Our CE business has experienced lower than expected growth due to manufacturers’ reluctance to incorporate our products in their analog devices because of the high cost of such incorporation. Recently however, the FCC mandated that CE manufacturers transition the majority of their television sales to digital products by 2004. The cost of incorporating our IPG products into a digital device is dramatically lower than the cost of incorporating these products into an analog device. As manufacturers have begun to make plans for this transition, we have seen a growing interest by CE manufacturers to enter into agreements with us to incorporate our products. Management believes that the potential revenue growth that may result from the transition by CE manufacturers to digital television sales may be offset in the short term by lower revenues in our set-top box business as a result of our strategy of pursuing recurring license payments from service providers instead of one-time up-front license fees from CE manufacturers. In the longer term, management believes that this strategy will result in higher overall revenues.

In October 2000, we received $188.0 million in cash from a set-top box manufacturer to settle outstanding arbitration and litigation proceedings. Of the $188.0 million cash received, $129.6 million was in prepayment of a 10-year technology licensing agreement. This prepayment is being amortized straight line into income over the term of the license. Revenues in the Technology and Licensing Sector for the years ended December 31, 2002 and 2001 include $13.0 million and $13.0 million, respectively, recognized in connection with this agreement. At December 31, 2002, $100.4 million remained to be recognized over the remaining term of the agreement.

License fees from DSS set-top box suppliers were $14.9 million and $39.1 million in 2002 and 2001, respectively. This decline was due primarily to slowing growth in the shipment of set-top boxes, lower pricing per box due to shifts in market share, and the expiration of agreements with two key manufacturers. We are currently in negotiations with both manufacturers regarding potential renewals to their agreements, but there can be no assurances that such negotiations will be successful.

Expenses in this sector for the year ended December 31, 2002 were $118.7 million compared to $121.8 million in 2001. The decrease in expenses is the result of decreases in litigation costs in 2002, primarily due to the significant expenses incurred in 2001 relating to the Company’s ITC litigation, and decreases in research and development costs in 2002, offset by provisions for certain legal matters in 2002. See Note 13, “Legal Proceedings,” to Consolidated Financial Statements.

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

Interactive Platform Sector

The Interactive Platform Sector is responsible for and derives recurring revenues from advertising and electronic commerce on our interactive platforms and interactive wagering relating to TVG Network. Interactive Platform Sector activities also include the construction and operation of the infrastructure for the delivery of services and advertising to the interactive platforms, media research, and the trafficking, tracking and billing of advertising. The Company’s IPG platform is comprised of television sets incorporating the GUIDE Plus+ IPG and digital cable set-top boxes incorporating the TV Guide Interactive IPG, as well as the on-line website www.tvguide.com. We collect revenue from interactive wagering activities related to our TVG network, and also conduct electronic commerce on our www.skymall.com and www.tvguide.com websites.

For the year ended December 31, 2002, revenues for the Interactive Platform Sector were $46.5 million compared to $33.7 million for the prior year, an increase of 38%. Currently, revenues in this sector are comprised primarily of advertising revenues earned on our proprietary platforms, including the IPGs and the online web site, www.tvguide.com, as well as interactive wagering from TVG Network and electronic commerce revenue from www.skymall.com. The increase in revenues in this sector of $12.8 million is attributable to the launch of advertising enabled IPGs coupled with the increased penetration of such guides into the market place, as well as increased wagering activity at TVG Network following the launch into the California market during the early part of 2002. The sector also accounted for a full year impact of revenues from SkyMall, versus only six months in the prior year.

We provide IPGs for cable and satellite service providers, and the licensing revenue and associated costs are accounted for in the Technology and Licensing Sector. While advertising revenues in this sector will continue to benefit from the positive distribution trends, particularly in the CE segment, discussed above, the increasingly competitive nature of the cable and satellite business could cause the Company to scale back its advertising in order to maintain the competitive position of our products. Moreover, the majority of our advertising revenue in the IPG segment of this sector comes from static “panel” ads, an advertising vehicle that has suffered a significant decrease in advertiser interest. We are developing more advanced and desirable advertising vehicles for this segment, which are expected to be deployed in 2004 or 2005.

As digital cable becomes more widely available, the popularity of digital sports “tiers” offered by cable and satellite service providers is increasing. Management believes that this increase in popularity of sports tiers will provide the Company with opportunities to secure additional distribution for our TVG Network. While in the past, distribution for TVG Network was limited to states in which interactive wagering has been given regulatory clearance, the live sports aspect of the network could allow it to secure additional distribution in other states. If this additional distribution in other states occurs, management believes that this further distribution should position this business well to expand its advertising and other revenues, and to further expand its wagering revenue if and when other states permit such wagering.

Expenses for this sector were $88.0 million for the year ended December 31, 2002 compared to $71.8 million for 2001, an increase of 23%. The increase in expenses of $16.2 million is primarily attributable to costs incurred to integrate the growing IPG base with the increasing number of cable service providers offering our IPG service, including the new advertising enabled versions of the IPGs. The sector also included a full year of expenses for SkyMall compared to only six months in the prior year. Expenses generated by the TVG Network business also increased during 2002.

Media and Services Sector

The Media and Services Sector is responsible for the operations of TV Guide Magazine, TV Guide Channel, Superstar/Netlink, UVTV, Spacecom, SkyMall catalog sales and other non-interactive platforms and media properties. Revenues in this sector consist principally of subscription fees and advertising revenues from the TV Guide magazines and the TV Guide Channel, and programming package revenues from C-band households. We sold the business that distributes the WGN superstation signal in April 2001 and acquired SkyMall in July 2001. This sector also includes the advertising revenues, and operating costs associated with, the TVG Network business.

For the year ended December 31, 2002, revenues for the Media and Services Sector were $803.0 million compared to $946.3 million for the prior year. Revenues in this sector decreased by $143.3 million, primarily due to decreased revenues earned by TV Guide Magazine and Superstar/Netlink. TV Guide Magazine continues to face declines in circulation due to slower new subscriber growth, lower renewal rates and reduced newsstand sales. At December 31, 2002, TV Guide Magazine had a rate base of 9.0 million, which was not materially different from its rate base at December 31, 2001. However, the number of bulk sold subscriptions increased from 1.5 million copies at December 31, 2001 to 2.6 million copies at December 31, 2002. Bulk sold subscriptions produce little or no circulation contribution and are of substantially lesser economic value than other sources of circulation. We expect the volume of circulation other than bulk sold subscriptions of TV Guide Magazine to continue to decline during 2003. However, our new management team at the magazine is engaged in efforts designed to stabilize the paid circulation of the magazine. In order to achieve this objective, the Company intends to make a significant investment in the magazine business during 2003. The impact of the circulation decline on revenue was partially offset by an increase in the newsstand price of TV Guide Magazine, as well as an improvement in year-over-year advertising revenue in the fourth quarter 2002.

TV Guide Channel generated revenue of $95.8 million in 2002, a 3% increase vs. 2001, and EBITDA of $57.2 million in 2002, a 16% increase vs. 2001. Growth in advertising was largely offset by revenue declines due to lost distribution. The Company believes that the growth in digital cable subscribers could increase the risk that service providers would discontinue carriage of TV Guide Channel, a network that is viewed as primarily geared towards analog subscribers. The Company plans to moderately increase its investment in this business with the goal of securing long-term distribution and repositioning the product for the digital cable environment.

The C-band direct-to-home satellite market, in which Superstar/Netlink operates, continues to decline due to the growth of the newer generation DBS systems and continued cable system expansions. Moreover, Superstar/Netlink’s decline has been accelerated due to the success of the Company’s subscriber conversion program with DISH Network. On November 2, 1999, Superstar/Netlink signed an agreement with DISH Network to promote and solicit orders for DISH Network. In exchange, Superstar/Netlink receives an initial commission for each current or past Superstar/Netlink subscriber who subscribes to DISH Network and a monthly residual commission over the life of the agreement. The decline in Superstar/Netlink’s subscribers as a result of this agreement is expected to continue. During the year ended December 31, 2002, the number of C-band subscribers in the industry decreased by 29% to approximately 587,000 subscribers. At December 31, 2002, Superstar/Netlink provided service to 361,000 of these subscribers, a decrease of 34% from the subscribers served by Superstar/Netlink at December 31, 2001. We expect the declines of the subscriber base of the C-band industry, and the resulting impacts on revenues in this sector, to continue during 2003 and 2004. The impacts of the subscriber decline on revenue was partially offset by an increase in the price of programming packages offered by Superstar/Netlink, and revenues earned from the subscriber conversion agreement with DISH Network.

Expenses for this sector were $675.0 million for 2002 compared to $698.0 million for 2001. A significant portion of the expenses in this sector are those attributable to the paper, printing, and postage associated with TV Guide Magazine, and programming acquired by Superstar/Netlink for programming packages sold to its customers. The decrease in expenses of $23.0 million in this sector is primarily due to the decrease in paid circulation of TV Guide Magazine and reduced programming expenses associated with the decrease in the number of C-band subscribers.

Liquidity and Capital Resources

As of December 31, 2002, the Company’s cash, cash equivalents and current marketable securities were $361.7 million. In addition, the Company has $37.1 million in a segregated account designated as restricted cash pursuant to the November 2002 management restructuring agreement, which is scheduled to be paid on May 6, 2003. During 2002, the Company paid down $77.0 million in debt and capital lease obligations, which resulted in outstanding debt and capital lease obligations, both short-term and long-term, at December 31, 2002 of $256.2 million. At December 31, 2002, cash, cash equivalents and current marketable securities (excluding the $37.1 million of restricted cash) exceeded debt and capital lease obligations by $105.6 million.

Based on past performance and future expectations, the Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital, capital expenditure and debt requirements in the foreseeable future. The Company does not have any material commitments for capital expenditures.

Net cash flows from operating activities were $106.8 million for the year ended December 31, 2002 compared to $118.3 million generated during the year ended December 31, 2001. The increase was due primarily to a decrease in accounts receivable resulting from the Company’s exit from the magazine distribution business, and an increase in accrued liabilities, including an accrual for the management restructuring, partially offset by the decline in revenues attributable to the Company’s ongoing operating activities, decreases in the Company’s deferred revenue balance, as well as professional fees associated with the Company’s management and corporate governance restructuring and the November 2002 restatement of the Company’s financial statements. This cash flow, plus proceeds from sales and maturities of marketable securities of $114.4 million and proceeds from the exercise of stock options of $1.3 million, was used to fund the $77.0 million for repayment of long-term debt and capital lease obligations, $45.8 million for purchases of marketable securities, $63.4 million for stock repurchases, $9.7 million for capital expenditures, and $18.6 million for distributions to minority interests.

A significant portion of the Company’s receivables are from a limited number of customers. The Company currently believes these receivables to be realizable; however, events may occur in the future which could cause the Company to change its assessment of the amount of recoverability.

The Company’s wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million term loan. The Company is scheduled to make its final payment under the term loan in the first quarter of 2004. Borrowings under the credit facilities bear interest (2.42% at December 31, 2002) either at the banks’ prime rate or LIBOR, plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the facility. The credit facility and term loan are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide’s subsidiaries is pledged as collateral. The credit facility and term loan contain various financial covenants including a restriction on TV Guide’s ability to pay dividends to the Company tied to TV Guide’s leverage ratio. This restriction does not apply to the Company’s ability to pay dividends, nor is it expected to affect the Company’s ability to meets its obligations. As of December 31, 2002, TV Guide had available borrowing capacity under the six-year revolving credit facility of $160.6 million. Principal payments of $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings under both the credit facility and the term loan at December 31, 2002 and 2001 totaled $251.4 million and $326.4 million, respectively. At December 31, 2002, the Company had an outstanding letter of credit issued under the revolving credit facility for $1.0 million. The Company believes that TV Guide may be unable to maintain compliance with a financial covenant in its term loan agreement that requires it to maintain a fixed charge ratio of EBITDA during the latter part of 2003. While the Company believes that its current financial liquidity position gives it adequate flexibility to refinance the term loan or seek other alternatives before the financial covenant requirements are violated, there can be no assurance that any measures taken to maintain compliance or to mitigate the effects of any noncompliance will be successful.

The Company is party to a loan guaranty to assist a printing services supplier in obtaining a line of credit and term loans with a bank. The maximum exposure to the Company created by this guaranty is $10.0 million.

The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

The Company collects in advance a majority of its TV Guide Magazine subscription fees, Superstar/Netlink subscription fees and certain of its UVTV superstation and TV Guide Channel revenues. In addition, the Company receives nonrefundable prepaid license fees from certain licensees. As of December 31, 2002, deferred revenue totaled $383.0 million. The Company’s liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company’s liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

The following is a summary of the Company’s future minimum payments under certain contractual obligations as of December 31, 2002:

	Payments due by period
Contractual Obligations	Total	2003	2004-2005	2006-2007	Thereafter
	($ in millions)
Credit Facilities	$251.8	$90.0	$161.8	$—	$—
Capital Leases	4.4	2.4	2.0	—	—
Operating Leases	69.5	22.8	28.4	9.2	9.1

Total	$325.7	$115.2	$192.2	$9.2	$9.1

During 2002 pursuant to a stock repurchase program that expired on September 18, 2002, the Company repurchased an aggregate of 6.9 million shares of its common stock for a total price of $63.4 million. These purchases were funded from cash, cash equivalents and current marketable securities.

On May 22, 2002, the Company entered into an Asset Purchase Agreement with DIVA, a provider of server-based technology and software systems for cable television, to acquire substantially all of its assets for approximately $40 million as part of a bankruptcy proceeding. The transaction was not completed. The Company is currently engaged in litigation over the Asset Purchase Agreement. (See Note 13, “Legal Proceedings,” to Consolidated Financial Statements.) The Company believes that it is probable that it will incur a liability in connection with the Asset Purchase Agreement. The Company believes that it has adequate resources to satisfy any such liability.

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

In connection with the acquisition of TV Guide in 2000, News Corporation became a stockholder of the Company. As of December 31, 2002, News Corporation beneficially owns approximately 43% of the Company’s outstanding common stock. The Company earned advertising revenues of $13.3 million, $19.3 million and $10.4 million for the year ended December 31, 2002, December 31, 2001 and for the period from date of the TV Guide acquisition through December 31, 2000, respectively, from entities controlled by News Corporation. In addition, the Company acquired programming from News Corporation-controlled entities of $4.4 million, $11.3 million and $6.7 million for the years ended December 31, 2002 and 2001 and for the period from date of the TV Guide acquisition through December 31, 2000 respectively. The Company also has the right to transmit IPG data in the vertical blanking interval of each television broadcast station owned and operated by an affiliate of News Corporation. In exchange for that right, the affiliate’s stations are entitled to a preferred position on the IPG in their designated market areas. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corporation. As of December 31, 2002 and December 31, 2001, the Company had receivables due from News Corporation controlled entities totaling $4.0 million and $4.6 million, respectively, and payables due to News Corporation controlled entities totaling $249,000 and $320,000, respectively. The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $4.5 million and $2.3 million for the year ended December 31, 2002 and 2001, respectively. Expenses for the year ended December 31, 2001 included a rent and facilities credit of $(345,000) and a reimbursement of severance costs of $1.1 million from News Corporation. News Corporation also provides the Company with the services of its acting Chief Financial Officer, Paul Haggerty, and the services of other News Corporation executives on an allocated cost basis. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations. In 2002, the Company also purchased catalog inventory of $14,000 and eBook content of approximately $120,000 from News Corporation subsidiaries.

Liberty Media Corporation (“Liberty Media”), formerly an indirect wholly owned subsidiary of AT&T Corp., beneficially owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold most of its interest in the Company to News Corporation. For the period January 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, the Company purchased programming from Liberty Media controlled affiliates of $4.5 million. During the same period, the Company also sold video, program promotion and guide services of $6.7 million to AT&T Broadband and Internet Services (“BIS”) and its consolidated affiliates. In addition, during the same period, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $2.4 million. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

The Company has included in the amounts discussed above transactions with News Corporation, BIS, and Liberty Media and all known entities in which BIS, Liberty Media and News Corporation have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corporation own, directly or indirectly, 50% or less.

The Company, through its wholly owned subsidiary, TV Guide On Screen, Inc. (formerly VideoGuide, Inc.) leases approximately 18,887 square feet of office space from CMT Partners, LP. The two sons of Douglas Macrae (a director of the Company), through the 1991 DBM Descendants Trust (“DBM”), own a 45% interest in CMT Partners, a privately held real estate partnership. The remaining term of the current lease between the Company and CMT Partners is one year with a renewal option at the expiration of the term. The total amount paid by the Company to CMT Partners during the fiscal year was $397,000. DBM receives distributions from CMT Partners, which include profits from the lease arrangement with the Company.

The Company has multiple transactions with Thomson, which include Thomson’s licensing of the Company’s VCR Plus+ and GUIDE Plus+ IPG. In connection with the IPG license, Thomson agreed to certain advertising commitments on the Company’s platforms, primarily the interactive program guide platforms, and to certain marketing and promotion commitments on Thomson products carrying the Company’s technology (that were to be funded by the Company). In addition, the two companies were joint venture partners in the sale of advertising on electronic program guides on televisions. During the years ended December 31, 2002 and 2001 and the nine month period ended December 31, 2000, revenues earned from the relationship with Thomson were $16.4 million, $49.6 million and $46.1 million. In accordance with the Company’s revenue recognition policy, revenues from Thomson are recorded net of amounts paid to Thomson for market development arrangements. As of December 31, 2002 and 2001, the Company had receivables due from Thomson of $6.1 and $57.9 million and payables due to Thomson totaling $7.5 million and $21.2 million, respectively.

In the fourth quarter of fiscal 2002, the Company and Thomson began negotiating their existing IPG agreements and certain related agreements. Consistent with the Company’s accounting policy, the Company ceased recording revenue and cooperative advertising expenses related to these contracts unless cash is received or paid. During the fourth quarter, the Company acquired Thomson’s 20 percent interest in the joint ventures and settled various receivables. As a result, the joint ventures became wholly owned subsidiaries.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, “Amendment of FASB Statement 13”, and Technical Corrections (“Statement 145”). In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, Statement 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. The Company will adopt SFAS No. 145 in fiscal 2003. The effect of the adoption will include the reclassification of an extraordinary loss on debt extinguishment to loss before cumulative effect of accounting change of $2.1 million for the year ended December 31, 2001. There will be no effect on net loss or net loss per share.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangement with Multiple Deliverables” (“EITF 00-21”), which is effective for revenue arrangements entered into in fiscal periods after June 15, 2003. This issue addresses how to determine whether an arrangement involving multiple deliverables contain more than one unit of accounting. Separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption can be overcome if there is sufficient evidence to the contrary. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company does not expect that the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also incorporates, without change, the guidance in FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it supersedes. The initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002 and does not expect that the adoption of the remaining elements of the interpretation will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (“Statement No. 148”). Statement 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company beginning the first quarter of fiscal 2003. The Company has not evaluated the impact of the adoption of Statement 148 on its financial position or results of operations.

Reconciliation of EBITDA to Consolidated Operating (Loss) Income

EBITDA means operating (loss) income excluding stock compensation, depreciation and amortization and impairment of intangible assets. We believe EBITDA to be relevant and useful information as these are the primary measures used by our management to measure the operating profit or loss of our business. EBITDA is one of several metrics used by our management to measure the cash generated from our operations. EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States. EBITDA, as we have defined them, may not be comparable to similarly titled measures reported by other companies.

Reconciliation of EBITDA to (loss) income before income taxes, extraordinary item and cumulative effect of an accounting change:

	Year ended December 31,		Nine months ended December 31, 2000	Twelve months ended December 31, 2000(1) (unaudited)
	2002	2001
	(in thousands)
EBITDA	$119,684	$267,564	$176,771	$181,080
Stock compensation	(23,965)	(46,538)	(20,635)	(21,818)
Depreciation and amortization	(356,354)	(940,670)	(438,059)	(439,148)
Impairment of intangible assets	(2,446,836)	(10,800)	—	—
Operating loss	(2,707,471)	(730,444)	(281,923)	(279,886)
Interest expense	(9,839)	(27,375)	(24,783)	(24,783)
Other (expense) income, net	(106,931)	(168,171)	8,441	21,934

(Loss) income before income taxes, extraordinary item and cumulative effect of an accounting change	$(2,824,241)	$(925,990)	$(298,265)	$(282,735)

(1)	Reported results for the transition period from April 1, 2000 to December 31, 2000 have been combined with operating results for the three months ended March 31, 2000 to enhance comparability.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide’s $300 million six-year revolving credit facility and term loan. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Because the interest rates on the credit facilities are variable, based upon the banks’ prime rate or LIBOR, the Company’s interest expense and cash flow are impacted by interest rate fluctuations. At December 31, 2002, the Company had $251.4 million in outstanding borrowings under the credit facilities. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $2.5 million in interest expense and a corresponding decrease or increase of $2.5 million in the Company’s operating cash flow.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to Consolidated Financial Statements on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Disclosure with respect to this Item has previously been provided in the Company’s Form 8-K filed with the SEC on November 6, 2002, as amended on November 13, 2002.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information for this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2002.

ITEM 11.    EXECUTIVE COMPENSATION.

Information for this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information for this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information for this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation on March 25, 2003 of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Acting Chief Financial Officer completed their evaluation. As described in “Certain Risks Affecting Business, Operating Results and Financial Condition—Risks Related to Our Business,” we do not have a comprehensive disaster recovery plan or back-up system, nor fully redundant systems for some of our critical operations, and a disaster could severely damage our operations. The Company is seeking to develop such a plan and expects it to be in place during 2003.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

(b) Reports on Form 8-K

The following reports of Form 8-K were filed during the fourth quarter of 2002:

The Company filed a report on Form 8-K under Item 5 on October 15, 2002, announcing an agreement in principle with Henry Yuen and Elsie Leung.

The Company filed a report on Form 8-K under Item 5 on October 22, 2002, announcing the transition of the SEC investigation to formal status.

The Company filed a report on Form 8-K under Item 4 on November 6, 2002, announcing dismissal of KPMG LLP as the Company’s independent accountants, which was amended by the filing of a Form 8-K/A on November 13, 2002.

The Company filed a report on Form 8-K under Item 5 on November 12, 2002, related to its management restructuring.

The Company filed a report on Form 8-K under Item 5 on December 19, 2002, announcing the receipt of a letter from the Company’s former independent accountants.

See also the following reports filed during fiscal 2003:

The Company filed a report on Form 8-K under Item 5 on January 9, 2003, announcing the appointment of Stephen Kay as Executive Vice President and General Counsel and Jonathan Orlick as President of Intellectual Property.

The Company filed a report on Form 8-K under Item 5 on January 24, 2003, announcing further anticipated restatements related to previously disclosed review.

The Company filed a report on Form 8-K under Item 5 on February 7, 2003, announcing the settlement reached between the Company and the U.S. Department of Justice.

The Company filed a report on Form 8-K under Item 5 on February 24, 2003, announcing the date of its annual meeting, record date and deadline for shareholder proposals.

The Company filed a report on Form 8-K under Item 5 on March 11, 2003, announcing further anticipated restatements related to previously disclosed review.

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
Paul Haggerty Acting Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on March 31, 2003 in the capacities indicated.

Signatures	Title
/S/ JEFF SHELL Jeff Shell	Chief Executive Officer and Director (Principal Executive Officer)

/S/ PAUL HAGGERTY Paul Haggerty	Acting Chief Financial Officer (Principal Financial Officer)

/S/ PETER CHERNIN Peter Chernin	Director

/S/ DAVID F. DEVOE David F. DeVoe	Director

/S/ NICHOLAS DONATIELLO, JR. Nicholas Donatiello, Jr.	Director

/S/ PERRY LERNER Perry Lerner	Director

Elsie Ma Leung	Director

/S/ DOUGLAS B. MACRAE Douglas B. Macrae	Director

/S/ JAMES E. MEYER James E. Meyer	Director

Signatures	Title

/S/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Director

/S/ K. RUPERT MURDOCH K. Rupert Murdoch	Director

Henry C. Yuen	Director

/S/ LESTER SUSSMAN Lester Sussman	Principal Accounting Officer

10-K CERTIFICATION

Gemstar-TV Guide International, Inc.

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Jeff Shell, certify that:

1. I have reviewed this annual report on Form 10-K of Gemstar-TV Guide International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/S/ JEFF SHELL
Jeff Shell Chief Executive Officer (Principal Executive Officer)

10-K CERTIFICATION

Gemstar-TV Guide International, Inc.

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Paul Haggerty, certify that:

1. I have reviewed this annual report on Form 10-K of Gemstar-TV Guide International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/S/ PAUL HAGGERTY
Paul Haggerty Acting Chief Financial Officer (Principal Financial Officer)

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

All schedules are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Gemstar-TV Guide, International, Inc.

We have audited the accompanying consolidated balance sheets of Gemstar-TV Guide International, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002 and the nine-month period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gemstar-TV Guide International, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 and the nine-month period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142.

Ernst & Young LLP

Los Angeles, California

March 25, 2003

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2002	December 31, 2001
A S S E T S
Current assets:
Cash and cash equivalents	$350,262	$349,250
Restricted cash	37,068	—
Marketable securities	11,456	41,940
Accounts receivable, net	152,522	278,947
Deferred income taxes	41,438	28,500
Other current assets	25,202	31,117

Total current assets	617,948	729,754
Property and equipment, net	60,334	86,070
Indefinite-lived intangible assets	316,273	795,341
Finite-lived intangible assets, net	347,551	1,934,093
Goodwill	589,845	5,633,183
Marketable securities and other investments	2,403	102,025
Other assets	154,820	61,047

	$2,089,174	$9,341,513

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable and accrued liabilities	$307,346	$172,378
Current portion of long-term debt and capital lease obligations	92,348	62,201
Current portion of deferred revenue	219,417	254,824

Total current liabilities	619,111	489,403
Deferred income taxes	242,823	1,008,670
Long-term debt and capital lease obligations, less current portion	163,861	271,029
Deferred revenue, less current portion	163,584	192,746
Other liabilities	5,325	5,411
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 150,000 shares, none issued	—	—
Common stock, par value $.01 per share; authorized 2,350,000 shares; 418,175 shares issued and 408,156 shares outstanding at December 31, 2002; 417,867 shares issued and 414,748 shares outstanding at December 31, 2001	4,182	4,179
Additional paid-in capital	8,422,797	8,387,761
Accumulated deficit	(7,405,841)	(982,666)
Accumulated other comprehensive income, net of tax	4,204	25,011
Unearned compensation	(32,606)	(25,188)
Treasury stock, at cost; 10,019 shares at December 31, 2002 and 3,119 shares at December 31, 2001	(98,266)	(34,843)

Total stockholders’ equity	894,470	7,374,254

	$2,089,174	$9,341,513

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31, 2002	Year ended December 31, 2001	Nine months ended December 31, 2000
Revenues:
Technology and licensing	$151,841	$179,096	$135,638
Interactive platform	46,479	33,747	11,161
Media and services	803,071	946,329	511,969

	1,001,391	1,159,172	658,768
Operating expenses:
Operating expenses, exclusive of expenses shown below:
Technology and licensing	118,655	121,814	60,971
Interactive platform	88,026	71,789	42,906
Media and services	675,026	698,005	378,120

	881,707	891,608	481,997
Stock compensation	23,965	46,538	20,635
Depreciation and amortization	356,354	940,670	438,059
Impairment of intangible assets	2,446,836	10,800	—

	3,708,862	1,889,616	940,691

Operating loss	(2,707,471)	(730,444)	(281,923)
Interest expense	(9,839)	(27,375)	(24,783)
Other (expense) income, net	(106,931)	(168,171)	8,441

Loss before income taxes, extraordinary item and cumulative effect of an accounting change	(2,824,241)	(925,990)	(298,265)
Income tax benefit	(589,103)	(177,414)	(82,807)

Loss before extraordinary item and cumulative effect of an accounting change	(2,235,138)	(748,576)	(215,458)
Extraordinary loss on debt extinguishment, net of tax	—	(2,100)	—
Cumulative effect of an accounting change, net of tax	(4,188,037)	—	—

Net loss	$(6,423,175)	$(750,676)	$(215,458)

Basic and diluted loss per share:
Loss before extraordinary item and cumulative effect of an accounting change	$(5.44)	$(1.82)	$(0.64)
Extraordinary loss on debt extinguishment	—	—	—
Cumulative effect of an accounting change	(10.20)	—	—

Net loss	$(15.64)	$(1.82)	$(0.64)

Weighted average shares outstanding—basic and diluted	410,610	412,389	334,804

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock		Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at April 1, 2000	210,543	$2,105	$358,655	$(16,532)	$37,467	$(4,350)	(2,789)	$(28,439)	$348,906
Comprehensive loss:
Net loss	—	—	—	(215,458)	—	—	—	—	(215,458)
Unrealized losses on marketable securities	—	—	—	—	(7,707)	—	—	—	(7,707)
Foreign currency translation adjustments	—	—	—	—	(423)	—	—	—	(423)

Total comprehensive loss									(223,588)
Issuance of common stock for acquisitions	200,556	2,006	7,875,737	—	—	—	—	—	7,877,743
Exercise of stock options	2,650	26	22,307	—	—	—	—	—	22,333
Tax benefit associated with stock options	—	—	61,400	—	—	—	—	—	61,400
Unearned compensation	—	—	—	—	—	(88,011)	—	—	(88,011)
Amortization of unearned compensation	—	—	—	—	—	20,635	—	—	20,635

Balances at December 31, 2000	413,749	4,137	8,318,099	(231,990)	29,337	(71,726)	(2,789)	(28,439)	8,019,418
Comprehensive loss:
Net loss	—	—	—	(750,676)	—	—	—	—	(750,676)
Unrealized losses on marketable securities	—	—	—	—	(3,834)	—	—	—	(3,834)
Foreign currency translation adjustments	—	—	—	—	(492)	—	—	—	(492)

Total comprehensive loss									(755,002)
Exercise of stock options	3,377	34	20,239	—	—	—	—	—	20,273
Tax benefit associated with stock options	—	—	21,580	—	—	—	—	—	21,580
Issuance of common stock for acquisition	741	8	27,843	—	—	—	—	—	27,851
Amortization of unearned compensation	—	—	—	—	—	46,538	—	—	46,538
Purchase of treasury stock	—	—	—	—	—	—	(330)	(6,404)	(6,404)

Balances at December 31, 2001	417,867	4,179	8,387,761	(982,666)	25,011	(25,188)	(3,119)	(34,843)	7,374,254

Comprehensive loss:
Net loss	—	—	—	(6,423,175)	—	—	—	—	(6,423,175)
Unrealized losses on marketable securities	—	—	—	—	(20,901)	—	—		(20,901)
Foreign currency translation adjustments	—	—	—	—	94	—	—	—	94

Total comprehensive loss									(6,443,982)
Exercise of stock options	308	3	1,267	—	—	—	—	—	1,270
Tax benefit associated with stock options	—	—	1,651	—	—	—	—	—	1,651
Unearned Compensation	—	—	32,118	—	—	(31,383)	—	—	735
Amortization of unearned compensation	—	—	—	—	—	23,965	—	—	23,965
Purchase of treasury stock	—	—	—	—	—	—	(6,900)	(63,423)	(63,423)

Balances at December 31, 2002	418,175	$4,182	$8,422,797	$(7,405,841)	$4,204	$(32,606)	(10,019)	$(98,266)	$894,470

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31, 2002	Year ended December 31, 2001	Nine months ended December 31, 2000
Cash flows from operating activities:
Net loss	$(6,423,175)	$(750,676)	$(215,458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect on an accounting change, net of tax	4,188,037	—	—
Depreciation and amortization	356,354	940,670	438,059
Deferred income taxes	(640,981)	(158,456)	(166,821)
Tax benefit associated with stock options	1,651	21,580	61,400
Stock compensation expense	23,965	46,538	20,635
Impairment of intangible assets	2,446,836	10,800	—
Investment write down	43,890	154,701	—
Impairment of marketable securities held by an investee	6,806	—	—
Minority Interests	18,223	—	—
Loss on asset dispositions	6,765	—	—
Transfer to restricted cash	(37,068)	—	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	133,435	(27,682)	104,903
Other assets	(95,932)	4,919	11,230
Accounts payable, accrued expenses and other liabilities	141,755	(117,922)	(53,268)
Deferred revenue	(63,781)	(6,028)	96,950

Net cash provided by operating activities	106,780	118,264	297,630

Cash flows from investing activities:
Investments and acquisitions	(2,077)	(23,519)	(96,831)
Cash acquired in acquisitions	—	2,361	99,075
Purchases of marketable securities	(45,840)	(104,388)	(68,413)
Sales and maturities of marketable securities	114,414	112,061	65,172
Proceeds from sale of assets	16	107,011	1,381
Additions to property and equipment	(9,722)	(17,135)	(22,730)
Additions to intangible assets	(3,703)	(3,187)	(500)

Net cash provided by (used in) investing activities	53,088	73,204	(22,846)

Cash flows from financing activities:
(Repayments) borrowings under bank credit facilities	(75,000)	(249,750)	298,448
Repayment of senior subordinated notes	—	(71,134)	(331,864)
Repayment of capital lease obligations	(2,021)	(2,674)	(2,044)
Proceeds from exercise of stock options and warrants	1,270	20,273	22,333
Purchases of treasury stock	(63,423)	(6,404)	—
Other	(18,555)	(19,269)	(11,425)

Net cash used in financing activities	(157,729)	(328,958)	(24,552)

Effect of exchange rate changes on cash and cash equivalents	(1,127)	(322)	(216)

Net increase (decrease) in cash and cash equivalents	1,012	(137,812)	251,016
Cash and cash equivalents at beginning of period	349,250	487,062	237,046

Cash and cash equivalents at end of period	$350,262	$349,250	$487,062

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$64,479	$91,161	$6,620
Cash paid for interest	15,850	31,169	33,597

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of Business and Summary of Significant Accounting Policies

Description of Business

Gemstar-TV Guide International, Inc. is a leading media and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of consumers worldwide. On July 12, 2000, the Company completed its merger with TV Guide, Inc. (“TV Guide”). The merger was accounted for under the purchase method. Accordingly, the accompanying consolidated financial statements include the results of operations and cash flows of TV Guide from July 12, 2000.

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

Investments

Investments of 50% or less in entities as to which the Company has the ability to exercise significant influence over operations are accounted for using the equity method. Investments in corporate joint ventures are accounted for under the equity method due to the Company’s ability to exercise significant influence over their operations. All other investments are accounted for under the cost method.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets, accruals for litigation matters, depreciation and amortization, and income taxes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash represents funds placed in a segregated account on behalf of the Company’s former Chief Executive Officer and Chief Financial Officer under the terms of agreements executed in November 2002. (See Note 14.)

Marketable Securities

Marketable securities include certificates of deposit, equity investments and municipal and corporate debt securities. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion are included in other income (expense). Interest on securities classified as held-to-maturity is included in other income.

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

Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, marketable securities and trade receivables. The Company currently invests the majority of its cash in money market funds and maintains them with several high-credit quality financial institutions. Previously, the Company also invested in corporate and municipal debt securities and equity securities. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has not experienced any credit losses on its cash, cash equivalents or marketable securities.

There is a concentration of credit risk associated with wholesale distributors of print products and consumer electronics which may be affected by changes in economic and industry conditions. Concentration of credit risk with respect to programming trade receivables is limited since a substantial number of the Company’s customers pay in advance, provide for the receipt of funds prior to service being rendered, or provide letters of credit as security. For other customers, service is generally terminated in the event payment is not received within 30 to 60 days of service.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Assets acquired under capital lease arrangements are recorded at the present value of the minimum lease payments and are amortized over the shorter of the lease term or useful life of the leased asset. Estimated useful lives are as follows:

Machinery and equipment	2 to 15 years
Transponders under capital leases	9 to 12 years
Buildings and improvements	2 to 32 years

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“Statement 142”) with respect to amortization for acquisitions after June, 2001 and with respect to impairment effective January 1, 2002. Under Statement 142, goodwill and other indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under Statement 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes Step 2 to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. The Company utilizes a third party valuation expert to assess the fair values of the reporting units and individual indefinite-lived intangible assets. (See Note 4.)

Intangible assets that are deemed to have finite useful lives are recorded at cost and amortized using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of such intangibles are as follows:

Customer lists	3 to 5 years
Contracts	5 to 10 years
Patents and other intangible assets	5 to 15 years

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of, Excluding Goodwill and Indefinite-Lived Intangible Assets

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”) on January 1, 2002. Under Statement 144, which excludes goodwill and other indefinite-lived intangible assets from its scope, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment recognized is the difference between the fair value of the asset and its carrying amount. The Company utilizes the assistance of third party valuation experts to assess the fair value of its significant long-lived assets. (See Note 4.)

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock Options

The Company accounts for its stock option plan under the provisions of SFAS No. 123 (“Statement 123”), “Accounting for Stock-Based Compensation” by electing to continue to apply the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and providing pro forma disclosures regarding net income (loss) and earnings (loss) per share as if the fair value method defined in Statement 123 had been applied.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net loss would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31, 2002	Year ended December 31, 2001	Nine months ended December 31, 2000
Net loss:
As reported	$(6,423,175)	$(750,676)	$(215,458)
Add: Stock-based compensation cost included in reported net income, net of related tax effects	23,965	46,538	20,635
Less: Stock-based compensation cost, net of related tax effects	(22,073)	(65,287)	(47,264)

Pro forma	$(6,421,283)	$(769,425)	$(242,087)

Basic and diluted loss per share:
As reported	$(15.64)	$(1.82)	$(0.64)
Pro forma	(15.64)	(1.87)	(0.72)

Because additional option grants are expected to be made each year, the above pro forma disclosures are not likely to be representative of pro forma effects on reported results for future years.

The per share weighted-average fair value of stock options granted during the years ended December 31, 2002 and 2001 and the nine months ended December 31, 2000, was $9.03, $31.04 and $34.22, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31, 2002	Year ended December 31, 2001	Nine months ended December 31, 2000
Risk-free interest rate	4.6%	5.2%	6.2%
Expected volatility	82%	76%	71%
Expected life (years)	10.0	9.4	8.7
Expected dividend yield	—%	—%	—%

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) at December 31, 2002 and 2001 are as follows: (in thousands)

	2002	2001
Unrealized gains (losses) on marketable securities (net of tax of $2,800 in 2002 and $16,800 in 2001)	$4,764	$25,665
Foreign currency translation adjustments (net of tax of $373 in 2002 and $384 in 2001)	(560)	(654)

Total	$4,204	$25,011

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities. Held-to-maturity marketable securities are reported at amortized cost, which approximates their fair value. Available-for-sale marketable securities are reported at their fair value based on quoted market prices. The carrying amount of the Company’s outstanding debt approximates its fair value due to the debt’s variable rates of interest.

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

The Company has entered into various arrangements that contain multiple elements, including licensing fees and advertising on various platforms, which may be in more than one of the Company’s segments (“multiple-element arrangements”). For example, a customer may license certain of the Company’s technology and an advertising package from the Company to provide the customer with print advertising in TV Guide Magazine, an online platform or on the IPG platform. Multiple-element arrangements may include situations where the Company is both a vendor and a cooperative advertiser. See Multiple-Element Arrangements below.

In November 2001, the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 01-09, which is effective for periods

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commencing after December 31, 2001, clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement fees. As a result of the EITF consensus, certain of the Company’s cooperative advertising and product placement costs previously classified as operating expenses have been reflected as a reduction of revenues earned from that activity. Where applicable, amounts presented in prior periods have been reclassified to comply with the income statement classifications for the current period. We note the following impact of EITF 01-09 on revenues:

	Years ended December 31,		Nine months ended December 31, 2000
	2002	2001
	(in thousands)
Gross revenues	$1,018,406	$1,172,558	$669,904
Less: Cooperative advertising and product placement costs	(17,015)	(13,386)	(11,136)

Revenues	$1,001,391	$1,159,172	$658,768

The reclassification does not affect the Company’s reported net loss and basic and diluted loss per share.

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

Revenues from annual and other license fees are recognized based on the specific terms of the license agreements. For instance, the Company has arrangements under which substantial flat fees are paid upfront in addition to ongoing per-unit license fees. In such cases, the pre-paid fees are deferred and recognized as revenue on a straight line basis over the term of the agreement. In certain cases, the Company will license its technology for an unlimited number of units over a specified period of time and for which it has continuing obligations. The Company records the fees associated with these arrangements on a straight line basis over the specified term. In addition, the Company has licensing arrangements with MSOs under which it shares a portion of the interactive platform advertising revenue that the Company generates through the MSO. In some cases, the Company guarantees that a substantial portion of the MSO’s license fees will be reimbursed through its ad-sharing obligation to the MSOs. To the extent the ad-sharing fees are not sufficient to meet these guarantees, the Company is obligated to purchase advertising on the MSO’s platform. Because the license fee is not fixed nor determinable until resolution of the sharing or advertising buyback, which is typically settled quarterly, the advertising buyback guarantees and advertising sharing are netted against the license fees so that only a net license fee amount is recognized.

From time to time, the license agreement between the Company and a licensee may expire. While a new license agreement is being negotiated, the licensee may continue to ship the same units or the same services may

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Magazine Sales

Subscription revenue is recognized as magazines are delivered to subscribers on a straight-line basis over the term of the contract. Marketing fees paid to acquire bulk circulation are netted against subscription revenue. Newsstand revenues are recognized based on the on-sale dates of magazines. Allowances for estimated returns are recorded based upon historical experience. The Company’s liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions.

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

Merchandise Sales and Placement Fees

In connection with the Company’s SkyMall and eBook operations, the Company recognizes merchandise sales in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and in

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs”. When the Company is acting as a principal, revenue is recognized upon delivery of product to its customers either by the Company or participating merchants, net of estimated returns and allowances. When the Company is acting as an agent, only the net margin on the sale is reported as revenue. Placement fees represent amounts paid to the Company by participating merchants for inclusion of their products in the Company’s media channels. Placement fee revenue is recognized on a straight-line basis over the circulation period of the media channel, generally three months. The Company records shipping and handling fees as a component of revenue and its related costs in operating expenses.

Multiple-Element Arrangements

In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which sector is credited with the revenue, it also impacts the amount and timing of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue by each of the sectors, as discussed previously.

For multiple-element arrangements the Company follows the guidance contained in SAB 101: Frequently Asked Questions and Answers (“SAB 101 FAQ”) and for the license of intellectual property the Company follows the guidance contained in SOP 97-2. SAB 101 FAQ requires that in circumstances where multiple-elements are being sold, for elements that have a separate earnings process, revenue should be allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar cash arrangements with unrelated parties that are not part of a multiple-element arrangement. When sufficient evidence of the fair values of the individual elements does not exist, revenue is not allocated among them until that evidence exists. Instead, the revenue is recognized as earned using revenue recognition principles applicable to the entire arrangement as if it were a single-element arrangement. SOP 97-2 requires sufficient vendor-specific objective evidence (“VSOE”) of fair value to exist for the allocation of revenue to the various elements of the arrangement otherwise, all revenue is deferred until the earlier of the point at which a) such VSOE does exist or b) all elements of the arrangement have been delivered, with certain allowable exceptions such as if the arrangement is in substance a subscription, then the entire fee would be recognized ratably over the contract term. At this time, in all instances in which IPG advertising is part of a multiple-element transaction, no revenue is allocated to IPG advertising or the Interactive Platform Sector for accounting purposes, and all revenue is allocated to other elements of the transaction and other sectors.

Research and Development Costs

Research and development costs relate to the design, development and testing of new systems, applications and technologies, and are charged to expense as incurred. Research and development costs of $21.0 million, $31.8 million and $19.9 million for the years ended December 31, 2002 and 2001 and the nine months ended December 31, 2000, respectively, are included in operating expenses.

Advertising Costs

Advertising costs charged to expense totaled $42.2 million, $41.1 million and $28.4 million for the year ended December 31, 2002 and 2001 and the nine months ended December 31, 2000, respectively. Advertising costs are included in operating expenses.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patent Prosecution and Litigation Costs

The Company’s accounting policy with respect to patent prosecution and litigation costs incurred to protect and enforce the Company’s intellectual property rights is to expense such costs as incurred.

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded, if necessary, to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in periods in which such effect is dilutive. Diluted loss per share for the years ended December 31, 2002 and 2001 and the nine months ended December 31, 2000 are computed using only the weighted average number of common shares outstanding during the period, as the inclusion of 12.9 million, 38.3 million and 46.2 million, respectively, of stock options would have been antidilutive.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, “Amendment of FASB Statement 13,” and Technical Corrections (“Statement 145”). In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, Statement 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. The Company will adopt Statement 145 in fiscal 2003. The effect of the adoption will include the reclassification of an extraordinary loss on debt extinguishment to loss before cumulative effect of accounting change of $2.1 million for the year ended December 31, 2001. There will be no effect on net loss or net loss per share.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangement with Multiple Deliverables” (“EITF 00-21”), which is effective for revenue arrangements entered into in fiscal periods after June 15, 2003. This issue addresses how to determine whether an arrangement involving multiple deliverables contain more than one unit of accounting. Separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption can be overcome if there is sufficient evidence to the contrary. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company does not expect that the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also incorporates, without change, the guidance in FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it supersedes. The initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002 and does not expect that the adoption of the remaining elements of the interpretation will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (“Statement 148”). Statement 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of Statement 148 but has not evaluated the impact of the remaining elements of Statement 148 on its financial position or results of operations.

(2)    Business Combinations

SkyMall Transaction

On July 18, 2001, the Company acquired all of the outstanding common stock of SkyMall. Under the terms of the agreement, SkyMall’s stockholders received 0.03759 shares of the Company’s common stock and $1.50 for each share of SkyMall common stock outstanding. The consolidated financial statements include the results of operations of SkyMall from July 18, 2001. SkyMall is a specialty retailer that provides a large selection of premium-quality products and services to consumers from a wide variety of merchants and partners.

The aggregate purchase price of the SkyMall transaction was $50.1 million, which included cash of $22.2 million and approximately 741,000 shares of the Company’s common stock issued to SkyMall stockholders at $36.58 per share, the average price of the Company’s common stock over the two-day period before and after the SkyMall transaction was agreed to and announced. The purchase price also included $0.8 million, representing the fair value of unexercised SkyMall options and warrants assumed by the Company and certain transaction costs.

The Company allocated $4.5 million of the purchase price to the fair value of the acquired trade name. The trade name is considered an indefinite-lived intangible asset and is not subject to amortization.

The Company ultimately allocated $60.2 million of goodwill to its applicable reporting unit in accordance with Statement 142. Goodwill generated in this transaction is not subject to amortization in accordance with Statement 142 and is not deductible for tax purposes. During the year ended December 31, 2002, the Company recorded impairment charges of $60.2 million. This impairment charge resulted from a determination that the reporting unit had a fair value of zero. (See Note 4.)

TV Guide Transaction

On July 12, 2000, the Company acquired all of the outstanding common stock of TV Guide by issuing 0.6573 shares of the Company’s common stock for each share of TV Guide Class A and B common stock

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding, or approximately 200 million shares of the Company’s common stock. The TV Guide transaction was accounted for as a purchase. Accordingly, the audited consolidated financial statements include the results of operations of TV Guide from July 12, 2000.

The purchase price for the TV Guide transaction was $7.9 billion, consisting of shares of the Company’s common stock issued to the TV Guide stockholders at $38.21 per share, the average market price of the Company’s common stock for two days before and after the agreement on the TV Guide transaction was reached and announced, and certain transaction costs.

The purchase price was allocated to identifiable tangible and intangible assets and liabilities as follows, with the excess of the purchase price over such identifiable assets and liabilities allocated to goodwill (in thousands).

Assets:
Current assets	$426,657
Property and equipment	80,404
Goodwill	6,472,342
Intangible assets	3,323,000
Other assets	138,287

10,440,690
Liabilities:
Current liabilities	510,175
Deferred tax liability	1,381,226
Other long-term liabilities	747,610

2,639,011
Unearned compensation	88,011

Net purchase price	$7,889,690

Included in the purchase price allocation were $42.5 million in provisions for contract termination and separation costs. During 2001, $9.6 million of this reserve was reversed against goodwill. As of December 31, 2001, approximately $15.6 million ($12.3 million in contract termination costs and $3.3 million in separation costs) had been charged against the allowance. The remaining provisions for contract termination and separation costs have been expended during 2002. During 2002, $2.4 million of this reserve was reversed against goodwill. As of December 31, 2002, approximately $11.8 million ($7.3 million in contract termination costs and $4.5 million in separation costs) has been charged to the allowance. Additionally, the Company recorded a reserve of $12.5 million for the settlement of an executive incentive plan at one of TV Guide’s subsidiaries. In 2001, $8.9 million of this reserve was reversed against goodwill. The remaining provisions have been expensed during 2002.

Intangible assets recorded as a result of the TV Guide transaction are comprised of the following amounts and lives (in thousands):

Customer lists	$709,000	3-5 years
Contracts	1,651,000	5-10 years
Trademarks and patents	799,000	5-40 years
Publishing rights	164,000	Indefinite
Goodwill	6,470,000	Indefinite

The goodwill is not deductible for tax purposes.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma financial information reflects the Company’s results of operations for the year ended December 31, 2001 as though the SkyMall transaction had been completed as of January 1, 2001 (in thousands, except per share amounts): The pro forma information excludes the effect of non-recurring charges.

Year ended December 31, 2001
Revenues	$1,182,597
Income before extraordinary item	(749,068)
Net loss	(751,168)
Basic and diluted loss per share	(1.83)

WGN Superstation Transaction

In April 2001, the Company sold the business that distributes the WGN Superstation signal for $106 million in cash. Concurrent with this transaction, the Company received a $100.0 million advertising commitment for the magazine and its other platforms over a six-year period pursuant to which the Company will be required to run advertising until 2007. The WGN Superstation signal distribution business was originally acquired by the Company in July 2000, as a part of its acquisition of TV Guide. Because the April 2001 transaction included the sale of assets and an advertising revenue commitment, this multiple-element transaction was covered by both APB 16, “Business Combination”, and our revenue recognition policy on multiple-element arrangements. As a result, $10.0 million has been ascribed to the magazine advertising element and will be recognized as the advertising is run, the remainder of the value ($75.0 million on a discounted basis) has been ascribed to the assets sold and $15.0 million will be recognized as interest income over the six-year contract term. As there is no persuasive or objective evidence of change in economic value of the assets sold during the period of their ownership by the Company, there is no gain or loss from the disposal recorded through the Company’s income statement and the adjusted distribution asset value is recorded as part of the purchase price allocation of the TV Guide transaction for accounting purposes. During 2002 and 2001, the Company recorded $4.1 million and $3.7 million of interest income, respectively. At December 31, 2002, the Company had receivables related to this transaction of $14.8 million included in accounts receivable and $38.1 million in other assets.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Selected Balance Sheet Accounts

Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale and held-to-maturity marketable securities by major security type and class of security as of December 31, 2002 and 2001, were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
As of December 31, 2002:
Available-for-sale:
Corporate debt securities	$4,962	$52	$—	$5,014
Equity securities	5,419	1,736	(713)	6,442

	$10,381	$1,788	$(713)	$11,456

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
As of December 31, 2001:
Available-for-sale:
Corporate debt securities	$11,102	$9	$—	$11,111
U.S. government securities	48,720	212	(63)	48,869
Equity securities	13,060	18,816	(42)	31,834

	$72,882	$19,037	$(105)	$91,814

Included in marketable securities	$41,807	$175	$(42)	$41,940
Included in marketable securities and other investments	31,075	18,862	(63)	49,874

	$72,882	$19,037	$(105)	$91,814

During the year ended December 31, 2001, the Company wrote down the carrying value of certain of its available-for-sale equity securities by $10.2 million as the decline in the fair value of the securities (determined by reference to prices on quoted stock exchanges) was deemed to be other than temporary. This impairment has been recorded in other expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2002 the Company sold securities generating proceeds of $13.8 million. These sales resulted in gains of $5.4 million.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Receivables

Receivables consist of the following (in thousands):

	December 31, 2002	December 31, 2001
Receivables	$187,624	$309,450
Allowance for doubtful accounts	(35,102)	(30,503)

Receivables, net	$152,522	$278,947

The changes to the allowance for doubtful accounts for the years ended December 31, 2002 and 2001 and the nine months ended December 31, 2000 are as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Operating Expense	Charged to Other Accounts		Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2002	$30,503	17,530	—		12,931	$35,102
Year ended December 31, 2001	$32,815	17,506	3,614	(1)	23,432	$30,503
Nine months ended December 31, 2000	$1,550	18,129	15,403	(2)	2,267	$32,815

(1)	Amount represents the allowance for doubtful accounts acquired as part of the assets and liabilities acquired in the SkyMall transaction.
(2)	Amount represents the allowance for doubtful accounts acquired as part of the assets and liabilities acquired in the TV Guide transaction.

At December 31, 2002, no receivables from any one customer exceeded 10% of the total balance outstanding.

Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	December 31, 2002	December 31, 2001
Machinery and equipment	$118,436	$116,015
Leased transponders	7,554	7,554
Buildings and improvements	16,704	16,511

	142,694	140,080
Less accumulated depreciation and amortization	(82,360)	(54,010)

Property and equipment, net	$60,334	$86,070

Depreciation and amortization expense related to property and equipment was $30.4 million, $27.7 million and $15.2 million for the years ended December 31, 2002 and 2001 and the nine months ended December 31, 2000, respectively. Amortization of property and equipment under capital lease was $1.7 million, $2.3 million and, $1.7 million for the same respective periods.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

The Company had investments in equity instruments of privately held and public companies which amounted to $2.4 million and $52.2 million as of December 31, 2002 and 2001, respectively. These investments are accounted for using either the cost or equity method of accounting and consist of common stock, preferred stock and warrants for common stock.

The Company has an interest in three related joint ventures that are each accounted for under the equity method of accounting. During the year ended December 31, 2001, one of these joint ventures experienced an other-than temporary decline in the value of its investments. As a result of this decline, the Company recorded in other (expense) income, net a charge of $10.9 million, representing the Company’s share of this decline. At December 31, 2001, the Company’s carrying value of this investment was $50.9 million. During the year ended December 31, 2002, this joint venture’s financial condition deteriorated significantly, including a substantial decrease in its revenues and cash shortages. Because of these facts, management has determined that it is not likely that the Company’s investment will be recovered in the future, and recorded an additional charge of $43.9 million during the year ended December 31, 2002 to write off the remaining carrying value of the Company’s investment. This charge was recorded as other (expense) income, net.

The Company has an investment in an entity engaged in developing a satellite broadband service. The entity experienced operating difficulties and a failed initial public offering. Because of these and other pertinent circumstances, the Company determined that its investment realized a decline in value that was other-than-temporary, and that the recoverability of this investment was not likely. As a result, in 2001 the Company recorded a charge of $107.7 million to write-off the carrying value of this investment. This charge was recorded as other (expense) income, net.

The Company owns 16.6% of the equity of an entity that provides online live event sports entertainment and wagering. The Company also holds a warrant to purchase up to 51% of the equity for an aggregate exercise price of $41.1 million. This warrant expires in September 2004. These investments were received in exchange for a license and content agreement with the Company. The Company shares in certain revenues and other fees earned by this entity. The Company also has the right to representation on the entity’s board of directors. As the Company had the ability to exercise significant influence over the entity’s operations at the time of the transaction, the Company accounts for this investment under the equity method of accounting. Because this investment was received in exchange for a licensing agreement. We treated the transaction as a non-monetary exchange recorded at zero value, since the asset exchanged had no carrying value.

The Company holds various other investments that are accounted for under either the equity method or the cost method of accounting. During the year ended December 31, 2001, certain of these investments experienced significant declines in value and the carrying values were deemed by management to be unrecoverable, and thus were written-off, resulting in charges of approximately $36.8 million recorded as other (expense) income, net.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2002	December 31, 2001
Accounts payable	$55,715	$86,084
Accrued liabilities:
Acquisition related reserves	13,429	28,846
Accrued litigation	45,676	—
Management restructuring	29,200	—
Accrued payroll	24,456	22,756
Lease abandonment	17,089	—
Other	121,781	34,692

Total accounts payable and accrued liabilities	$307,346	$172,378

Deferred Revenue

The Company receives upfront payments for license fees from customers who incorporate the Company’s patented proprietary technologies and for advertising. In addition, certain of the Company’s customers that subscribe to the Company’s magazine and programming services prepay subscription fees generally for periods of up to three years. Prepayment amounts, which have not yet been recognized as revenues under the Company’s accounting policies are recorded as deferred revenues over the term of the agreement or subscription period on a straight line basis.

Deferred revenue consists of the following (in thousands):

	December 31, 2002	December 31, 2001
Licensing fees	$135,669	$153,382
Magazine subscriptions	174,104	205,605
Programming subscriptions	56,905	76,718
Other	16,323	11,865

Total deferred revenue	383,001	447,570
Less current portion	219,417	254,824

	$163,584	$192,746

(4)    Goodwill and Other Intangible Assets, and Impairment

In the second quarter of 2002, the Company completed its assessment of the impact of Statement 142, which came into effect on January 1, 2002. Statement 142 is applicable to the assessment and measurement of impairment of goodwill and indefinite-lived intangible assets. Pursuant to the transitional rules of Statement 142, management performed a transitional impairment test of these assets, which resulted in impairment charges to goodwill of $4.0 billion and indefinite-lived intangible assets of $369.0 million ($223.2 million, net of tax), both of which have been recorded as the cumulative effect of an accounting change in the consolidated statement of operations for the year ended December 31, 2002.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company determined the goodwill and indefinite-lived intangibles impairment charge by utilizing a third-party valuation expert who considered both a discounted cash flow analysis and comparable market multiples. The impaired goodwill is not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the impairment charge. The indefinite-lived impairment represented the excess of the carrying amount over its estimated fair value, utilizing the relief from royalty valuation method. This method estimates the benefit to the Company resulting from owning rather than licensing the trademark.

In addition to an annual test, goodwill and indefinite-lived intangible assets must be tested on an interim basis if there are indicators of impairment. During the second quarter of 2002, an unfavorable ruling in a proceeding before the United States International Trade Commission (“ITC”) (see Note 13), coupled with a sustained decline in the Company’s market capitalization, triggered an interim assessment by the Company to determine whether, the fair value of goodwill and indefinite-lived intangible assets may be less than their carrying values as of June 30, 2002. The Company, with the assistance of a third-party valuation expert, determined that impairment charges of $206.8 million and $27.0 million should be recorded to goodwill and indefinite-lived intangibles, respectively.

These same events occurring in the second quarter of 2002 caused the Company to impair certain of its finite-lived intangibles that are covered by Statement 144, “Impairment of Long-Lived Assets”. The Company estimated the undiscounted future net cash flows to be generated by these finite-lived intangible assets to be less than their carrying amount. The cash flow projections reflected certain anticipated changes in the Company’s advertising delivery mechanism on TV Guide Interactive and anticipated consolidation in the cable television industry. The Company, with the assistance of a third-party valuation expert, then estimated the fair value of these finite-lived intangible assets and recorded a pre-tax impairment charge of $1.3 billion.

In accordance with Statement 142, the Company completed its annual goodwill impairment test as of October 31, 2002 for all of its reporting units. With the assistance of a third party valuation expert, the Company estimated the fair values of goodwill and indefinite-lived intangible assets and concluded that various reporting units had incurred additional impairments over and above the previously discussed and disclosed impairments. The primary cause of this impairment recorded at October 31, 2002 is related to new management’s views on the interactive business. Management is re-evaluating the strategy for their U.S. cable and satellite IPG business in light of increased competition, slower than expected growth in distribution and advertising revenue, and the unexpected adverse ruling in certain legal cases. This analysis resulted in charges totaling $865 million for goodwill and $85.6 million for indefinite-life intangible assets.

These same events led the Company to assess the fair value of Statement 144 finite-lived assets in the fourth quarter, resulting in a pre-tax charge of $188 million.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31, 2002	Year Ended December 31, 2001	Nine months ended December 31, 2000
Reported loss before extraordinary item and cumulative effect of accounting change	$(2,235,138)	$(748,576)	$(215,458)
Add back: Goodwill amortization	—	467,545	224,746
Add back: Indefinite lived intangible assets amortization, net of tax	—	16,765	4,740

Adjusted loss before extraordinary item and cumulative effect of accounting change	$(2,235,138)	$(264,266)	$14,028

Basic and diluted loss per share:
Reported	$(5.44)	$(1.82)	$(0.64)
Add back: Goodwill amortization	—	1.13	0.67
Add back: Indefinite lived intangible assets amortization, net of tax	—	0.04	0.01

Adjusted basic and diluted loss per share before cumulative effect of an accounting change	$(5.44)	$(0.64)	$0.04

Changes in the carrying amount of goodwill and intangible assets with indefinite lives for the years ended December 31, 2002 and 2001 are as follows (in thousands):

	Goodwill	Trademark and Trade Name	Publishing Rights
Balance at December 31, 2000	$6,247,443	$662,165	$158,886
SkyMall acquisition	71,466	2,000	—
Adjustments to purchase price allocations	(207,382)	—	—
Impairment charge	(10,800)	—	—
Amortization expense	(467,544)	(16,777)	(10,933)

Balance at December 31, 2001	5,633,183	647,388	147,953
Adjustments to purchase price allocations	(6,506)	2,500	—
Transitional impairment charge	(3,964,812)	(346,016)	(22,952)
Interim impairment charge	(206,807)	(27,000)	—
Annual impairment charge	(865,213)	(85,600)	—

Balance at December 31, 2002	$589,845	$191,272	$125,001

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the adoption of Statement 144, the Company reassessed the useful lives and residual values of its finite-lived intangible assets acquired in purchase business combinations and determined that no revisions were necessary. Intangible assets with finite lives at December 31, 2002 and December 31, 2001 are as follows (in thousands):

	Cost	Accumulated Amortization	Impairment Charge	Net Balance	Weighted Average Remaining Useful Life (Years)
December 31, 2002
Intangible assets with finite lives:
Contracts	$1,641,000	$(332,081)	$(1,251,178)	$57,741	7
Customer lists	732,780	(542,002)	—	190,778	1
Patents	143,701	(33,631)	(11,038)	99,032	12
Other	2,000	(2,000)	—	—	—

Total finite-lived intangible assets	$2,519,481	$(909,714)	$(1,262,216)	$347,551	4

December 31, 2001
Intangible assets with finite lives:
Contracts	$1,641,000	$(242,031)	$—	$1,398,969	9
Customer lists	732,780	(321,504)	—	411,276	2
Patents	143,701	(21,266)	—	122,435	13
Other	2,000	(587)	—	1,413	4

Total finite-lived intangible assets	$2,519,481	$(585,388)	$—	$1,934,093	7

Amortization expense was $324.3 million, $910.7 million and $423.2 million for the years ended December 31, 2002 and 2001 and the nine months ended December 31, 2000, respectively. Estimated amortization expense for the succeeding five years is expected to be as follows: $151.0 million —2003; $53.3 million —2004; $35.6 million —2005; $15.4 million —2006; and $15.4 million —2007.

(5)    Credit Arrangements

The Company’s wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million term loan. The credit facility and term loan expire in February 2005. Borrowings under the credit facility and term loan bear interest (2.42% at December 31, 2002) either at the banks’ prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the loan documents. The credit facility and term loan are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide’s subsidiaries is pledged as collateral. The credit facility and term loan restrict TV Guide’s ability to pay dividends to the Company tied to TV Guide’s leverage ratio. This restriction does not apply to the Company’s ability to pay dividends. In addition, the Company is required to maintain certain financial covenants. As of December 31, 2002, the Company was in compliance with these covenants. The credit facility and term loan also restrict the transfer of assets by TV Guide to the Company. As of December 31, 2002, TV Guide had available borrowing capacity under the six-year revolving credit facility of $160.6 million. Principal payments of $90 million in 2003 and $23 million in 2004 are due under the $300 million amortizing term loan. Outstanding borrowings at December 31, 2002 and 2001 were $138.4 million and $153.4 million, respectively, under the revolving credit facility and $113.0 million and $173.0 million, respectively, under the term loan. At December 31, 2002, the Company had an outstanding

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

letter of credit issued under the revolving credit facility for $1.0 million. The Company has determined that TV Guide may be unable to maintain compliance with a financial covenant in its term loan agreement during the coming twelve months. The Company is currently evaluating options to maintain compliance or mitigate the effects of any noncompliance.

In September, 2000, TV Guide repurchased for cash $328.6 million of its outstanding $400 million in 8 1/8% senior subordinated notes at 101% of the principal amount of the notes plus accrued interest. The offer to repurchase the notes was required pursuant to the terms of the indenture governing the notes as a result of the change in control of TV Guide by reason of its acquisition by the Company. The repurchase was funded through a combination of available cash and borrowings under the bank credit facilities.

In June, 2001, the Company completed a tender offer in which it acquired substantially all of the remaining outstanding 8 1/8% senior subordinated notes of TV Guide at a price of $1,045 per $1,000 principal amount of notes tendered for an aggregate purchase price of $71.1 million plus accrued interest. In connection with the tender offer, the indenture for the notes was amended to delete or modify most of the restrictive covenants. An extraordinary loss of $2.1 million, net of tax, was recognized as a result of this transaction.

(6)    Leases

The Company leases operating and office premises and satellite transponders. The terms of certain of the agreements provide for an option to cancel the agreements after a period of time, subject to cancellation charges and/or meeting certain conditions. One satellite transponder is under a long-term lease arrangement that is accounted for as a capital lease. The remaining satellite transponder leases are accounted for as operating leases.

Future minimum lease payments under capital and noncancelable operating leases at December 31, 2002 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2003	$2,400	$22,797
2004	2,000	18,867
2005	—	9,504
2006	—	5,009
2007	—	4,218
Thereafter	—	9,072

Total future minimum lease payments	4,400	69,467
Less amount representing interest at 7%	(107)	—
Less sublease revenues	—	(2,481)

Net future minimum lease payments	4,293	$(66,986)

Less current portion	(2,168)

	$2,125

Rent expense under operating leases was $30.4 million, $29.8 million and $16.4 million for the years ended December 31, 2002 and 2001 and the nine months ended December 31, 2000, respectively. Partially offsetting

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these rental charges were sublease revenues of $1.4 million, $2.4 million and $1.8 million for the years ended December 31, 2002 and 2001 and the nine months ended December 31, 2000, respectively.

During the year ended December 31, 2002, a substantial amount of space at two of the Company’s leased facilities became idle, due to reductions in employee headcount and other strategic decisions by management. A charge of $17 million was recorded by the Company related to the present value of future lease payments on the idle space, net of estimated sublease income. The leases expire through 2010.

Other Commitments

The Company is a party to a loan guaranty to assist a printing services supplier in obtaining a line of credit and term loans with a bank. The maximum exposure to the Company created by this guaranty is $10.0 million. The Company would be liable for up to this amount assuming the supplier cannot meet its obligations under the agreement. As of December 31, 2002 and 2001, the Company has not accrued a liability for this guarantee, as management believes it is not probable the Company will be liable for this amount.

(8)    Income Taxes

The Company’s loss before income taxes and extraordinary item for the years ended December 31, 2002, December 31, 2001 and the nine months ended December 31, 2000 consisted of the following components (in thousands):

	Year ended December 31, 2002	Year ended December 31, 2001	Nine Months ended December 31, 2000
Domestic	$(2,859,507)	$(910,925)	$(363,332)
Foreign	35,266	(15,065)	65,067

	$(2,824,241)	$(925,990)	$(298,265)

The income tax benefit consists of the following (in thousands):

	Year ended December 31, 2002	Year ended December 31, 2001	Nine months ended December 31, 2000
Current:
Federal	$(5,917)	$23,149	$229,287
State	(761)	2,976	29,480
Foreign	2,921	6,171	5,961

	(3,757)	32,296	264,728
Deferred:
Federal	(518,661)	(185,819)	(307,942)
State	(66,685)	(23,891)	(39,593)

	(585,346)	(209,710)	(347,535)

Total	$(589,103)	$(177,414)	$(82,807)

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the expected income tax benefit using the U.S. statutory rate of 35 percent to the income tax benefit is as follows ( in thousands):

	Year ended December 31, 2002	Year ended December 31, 2001	Nine Months ended December 31, 2000
Expected income tax benefit	$(988,484)	$(324,097)	$(104,393)
State taxes, net of federal effect	(79,206)	(19,185)	(10,593)
Nondeductible amortization	493,025	166,576	142,090
Foreign tax impact	(8,790)	4,403	(47,971)
Change in valuation allowance	(5,648)	(5,111)	(61,940)

Total	$(589,103)	$(177,414)	$(82,807)

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

	December 31, 2002	December 31, 2001
Deferred tax assets:
Net operating loss carryforwards	$30,020	$35,668
Write down of investments and other assets	66,833	45,047
Unrealized losses on marketable securities	3,951	3,951
Expense items	68,335	23,870
Other	6,176	948
Deferred revenue	52,535	36,431

Total deferred tax assets	227,850	145,915
Valuation allowance on deferred tax assets	(30,020)	(35,668)

Net deferred tax assets	197,830	110,247

Deferred tax liabilities:
Tax versus financial depreciation and amortization	(262,210)	(835,246)
Tax liability provided on intercompany income	(137,005)	(254,345)
Other	—	(826)

Total deferred tax liabilities	(399,215)	(1,090,417)

Net deferred tax liabilities	$(201,385)	$(980,170)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in specific tax jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Based upon this analysis, management has concluded that it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2002, net of the valuation allowance established.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, the Company had available net operating loss carryforwards aggregating approximately $76 million to offset future United States income taxes expiring through fiscal year 2020. As a result of previous transactions, which involved an ownership change as defined in the applicable section of the Internal Revenue Code, the Company will be subject to limitations on the use of its net operating loss carryforwards.

(9)    Stock Option Plans

In connection with various acquisitions, the Company has assumed four stock option plans and these plans, along with the Company’s stock option plan, are collectively referred to as the “Plans.” The Company’s Compensation Committee may grant stock options to purchase common stock of the Company to employees of the Company (including executive officers) and certain other persons (including directors and consultants) who are eligible to participate in the Plans. Subject to early termination or acceleration provisions, a stock option generally will be exercisable, in whole or in part, from the date specified in the related award agreement until the expiration date determined by the Compensation Committee. In no event, however, is a stock option exercisable after ten years from its date of grant.

The Company generally grants stock options under the Plans at exercise prices equal to the market value of the Company’s stock on the dates of grant, resulting in no compensation expense. The only exceptions to this policy are as follows:

(i)	In January 1998, the Company awarded stock options to its CEO, subject to stockholder approval. The exercise price for the award was set at the market price of the Company’s stock on the date of the award. The measurement date, however, was determined to be the date of stockholder approval (which was not a formality), at which date the market value of the underlying stock exceeded the exercise price by $25 million. Stock compensation expense related to this award of $0.2 million, $1.8 million and $2.3 million was recognized using the accelerated method during the years ended December 31, 2002 and 2001 and the nine months ended December 31, 2000, respectively;

(ii)	In recording the July 2000 TV Guide acquisition, a portion of the purchase price was assigned to unearned compensation expense for unvested TV Guide stock options assumed by the Company. Stock compensation expense of $21.6 million, $44.7 million and $18.3 million during the years ended December 31, 2002 and 2001 and the nine months ended December 31, 2000 reflects the amortization of unearned compensation recorded in the TV Guide transaction.

The Plans allow for the issuance of stock options to purchase a maximum of 118 million shares of the Company’s Common Stock. As of December 31, 2002, there were 29.3 million shares available for future option grants under the Plans.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock option transactions (shares in thousands):

	Year ended December 31, 2002		Year ended December 31, 2001		Nine months ended December 31, 2000
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	59,383	$14.55	59,885	$12.86	49,933	$7.98
Granted	9,994	10.75	3,426	38.54	5,990	44.19
Exercised	(308)	4.14	(3,377)	6.05	(2,650)	8.46
Cancelled	(21,393)	28.49	(558)	34.59	(416)	21.26
Assumed options	—	—	7	187.73	7,028	19.71

Outstanding at end of period	47,676	7.72	59,383	14.55	59,885	12.86

Options exercisable at end of period	40,061	7.36	36,048	6.96	31,951	5.48

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2002 (shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Years of Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.36-$5.00	16,091	4.1	$3.10	13,222	$3.14
$5.01-$10.00	25,979	5.4	6.28	22,521	6.02
$10.01-$15.00	1,025	5.7	13.05	801	12.93
$15.01-$30.00	1,837	6.4	21.70	1,259	21.22
$30.01-$45.00	2,550	7.0	34.73	2,146	33.79
$45.01-$314.25	193	7.1	69.91	112	73.82

Total	47,675	5.1	7.73	40,061	7.36

(10)    Warrants

In connection with the acquisition of SkyMall, the Company has reserved 90,402 shares of the Company’s common stock for issuance upon the exercise of outstanding warrants to acquire SkyMall common stock. Valued using the Black-Scholes option pricing model at $671,000 at the date of acquisition, the outstanding warrants are

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercisable at prices ranging from $53 to $383 and expire at various dates through June 2005. As of December 31, 2002, none of these warrants have been exercised.

(11)    Stock Repurchase Program

In April 2002, the Company’s Board of Directors approved an extension of its authorization granted in fiscal 2001 to repurchase up to $300.0 million of the Company’s outstanding shares of common stock. The authorization permitted the Company to purchase shares in the open market at prevailing prices, or in privately negotiated transactions at then prevailing prices, provided that the Company complied with SEC regulations regarding such purchases. The extension expired on September 18, 2002. During 2002 until such expiration, the Company repurchased a total of 6.9 million shares for an aggregate price of $63.4 million. Shares repurchased under the stock repurchase program are included in treasury stock on the accompanying consolidated balance sheets.

(12)    Employee Benefit Plans

The Company has defined contribution plans, which provide most of its employees with the ability to defer a percentage of their annual compensation subject to certain limitations. The Company matches the employee’s deferrals based on certain percentages of the employee’s deferrals. The Company made contributions of $3.5 million, $3.2 million and $1.7 million to these plans during the year ended December 31, 2002, December 31, 2001 and the nine months ended December 31, 2000, respectively.

(13)    Legal Proceedings

Securities and Exchange Commission Investigation

On October 17, 2002, the U.S. Securities and Exchange Commission (“SEC”) issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the Company and/or others involved with the Company. As previously disclosed, the Audit Committee of the Board of Directors conducted an internal review of the Company’s revenue recognition practices relating to certain transactions. The Company previously disclosed that it has been in discussions with the SEC regarding this internal review and the Company’s and the Audit Committee’s ongoing review of its accounting policies and the application of those policies to various transactions. The Company intends to continue to fully cooperate with the SEC as it moves forward in its investigation.

Securities and Derivative Litigation

In April and May 2002, the Company and certain of its executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934 (the “1934 Act”) and the Securities Act of 1933 (the “1933 Act”). Also named in several of the complaints is The News Corporation Limited (“News Corporation”), a significant shareholder of the Company. The complaints name some or all of the same parties as defendants, and purport to state claims on behalf of all persons who purchased the Company’s common stock during various periods, the broadest of which is August 11, 1999 through April 4, 2002. More particularly, the alleged claims are brought under Sections 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5. The essence of the allegations is that the defendants allegedly intentionally failed to properly account for revenue accrued from Scientific-Atlanta, Inc. (“SA”), failed to properly account for a non-monetary transaction, pursuant to which intellectual property rights were obtained, in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s acquisition of TV Guide. Plaintiffs allege that this had the effect of materially overstating the Company’s reported financial results. Pursuant to the parties’ stipulation, the District Court has consolidated all of the lawsuits (and any subsequently filed lawsuits) into one case known as In re Gemstar-TV Guide International Securities Litigation, Master File No. 02-2775, NM (PLAx) (C.D. Cal.). Several groups of plaintiffs and their counsel filed motions to be appointed lead plaintiff and lead plaintiff’s counsel. Pursuant to an amended order dated August 9, 2002, the Court appointed the Teachers Retirement System of Louisiana and the General Retirement System of the City of Detroit as co-lead plaintiffs, and appointed Bernstein, Litowitz, Berger & Grossman, L.L.P., as lead plaintiffs’ counsel. The Georgica Advisors plaintiff group has filed a petition with the United States Court of Appeals for the Ninth Circuit seeking a writ mandating that the district court reverse the lead plaintiff determination. The Ninth Circuit has determined that the Georgica Advisors petition warrants a response and has directed the current co-lead plaintiffs to file a response by March 31, 2003. The current co-lead plaintiffs filed an amended, consolidated complaint on December 12, 2002, naming the Company, Henry Yuen and Elsie Leung as defendants. The consolidated complaint alleges claims under the federal securities laws. The Company’s response to the complaint is currently due on May 2, 2003. The Company intends to defend these actions vigorously.

In April and May 2002, the Company, along with its directors and several of its executive officers, were sued in four purported shareholder derivative actions. Three of these actions were filed in the Superior Court of the State of California for the County of Los Angeles and one action was filed in the Court of Chancery of the State of Delaware, County of New Castle. These purported derivative lawsuits allege various breaches of fiduciary duty and violations of the California Corporations Code based upon the same general set of alleged facts and circumstances as the federal shareholder suits. Pursuant to the parties’ stipulation, the California actions have been consolidated into one case before a single judge. Plaintiffs have filed an amended, consolidated complaint in the California actions, and the Company’s response is currently due on April 30, 2003. The Company has filed a motion to dismiss the suit pending in Delaware. On October 31, 2002, the Company was served with another purported shareholder derivative action, this one in the United States District Court for the Central District of California, based upon the same general set of alleged facts and circumstances. Pursuant to the parties’ stipulation and court order, no response is due to the federal derivative complaint until 30 days after a ruling on any motion to dismiss in the federal shareholder class action described above. The Company intends to defend the actions vigorously.

In addition, an Oklahoma limited partnership filed a lawsuit in the United States District Court for the Northern District of Oklahoma on October 7, 2002 against the Company, Dr. Yuen, Ms. Leung and KPMG, LLP, based on the same core allegations and purported causes of action alleged in the consolidated class action. The Company has not yet been served with this action. In January 2003, the Company was served with a complaint brought by the Investment Division of the State of New Jersey in California Superior Court against the Company, Dr. Yuen and Ms. Leung, alleging violations of federal securities laws, state corporations laws including California Business and Professions Code §§ 17200 et seq, and common law torts. The Company’s response to this complaint is currently due on April 7, 2003. The Company intends to defend these actions vigorously.

The Company intends to defend all of its pending shareholder and derivative litigation vigorously. Because of the preliminary nature of all these proceedings and the uncertainty of litigation generally, the Company is unable to predict at this time the likely outcome of the litigation or estimate its liability, if any, with regard to these cases. However, the Company may be required to pay judgments or settlements and incur expenses in these matters in aggregate amounts that could have a material adverse effect on our financial condition or results of operations.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Georgia Multi-District Litigation Proceedings

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

On December 3, 1998, SA filed an action against the Company in the U.S. District Court for the Northern District of Georgia. The action alleges the Company violated federal antitrust laws and misused its patents. SA seeks damages, injunctive relief and a declaration that certain patents are unenforceable, not infringed or invalid.

On December 4, 1998, the Company filed a patent infringement action against SA in the U.S. District Court for the Central District of California. The suit seeks damages and injunctive relief based upon the alleged infringement of two patents by SA’s interactive program guide.

On April 26, 1999, the Judicial Panel on Multi-District Litigation (the “MDL Panel”) ordered the Pioneer and SA federal lawsuits pending outside the Northern District of Georgia to be transferred to the Northern District of Georgia for coordinated or consolidated pretrial proceedings with the December 3, 1998 action pending in that district (the “MDL Transfer Order”).

On December 5, 2000, EchoStar filed an antitrust action against the Company and several of its subsidiaries in the U.S. District Court for the District of Colorado. The action alleges the Company and several of its subsidiaries violated federal and state antitrust laws. EchoStar seeks, among other relief, damages and an injunction. On September 17, 2001, the MDL Panel affirmed its Conditional Transfer Order transferring the case to the U.S. District Court for the Northern District of Georgia. This case has now been coordinated with the other actions subject to the MDL Transfer Order.

On November 2, 2001, the Company was added as a party to a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C.,

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). In this matter, Thomson brought claims against the Company for declaratory relief and for alleged violations of certain antitrust laws, as described in more detail below. On October 16, 2002, the MDL Panel issued an Order of Transfer and Simultaneous Separation and Remand of Certain Claims transferring Thomson’s antitrust claims to the United States District Court for the Northern District of Georgia. This case has now been coordinated with the other actions subject to the MDL Transfer Order.

On August 30, 2002, the Company received an order from that court hearing the MDL cases finding that two of the patents involved in these cases were not infringed by certain digital set-top box products produced by SA and Pioneer. On November 4, 2002, the court ruled that the remaining SA and Pioneer products at issue in this proceeding were not infringed by the two patents that were the subject of the August 30th ruling. The Company intends to seek review of these decisions at the appropriate juncture.

The MDL proceedings also involve the Company’s allegation of infringement by SA of three patents which were also involved in a case in the United States District Court for the Western District of North Carolina entitled SuperGuide Corporation v. DirecTV Enterprises, Inc., et al. (the “SuperGuide case”), described more fully below. The North Carolina court in the SuperGuide case ruled that the defendants’ products in that case, including EchoStar’s, did not infringe these three patents. This ruling was based in part on a previous ruling of that court interpreting the scope of the patents at issue. On October 25, 2002, the Georgia court hearing the MDL cases ruled that it was obligated to accept the North Carolina court’s previous ruling interpreting the scope of the patents at issue without deciding whether the underlying ruling was correct as a matter of law. The Georgia court has not ruled on SA’s infringement of these three patents under this interpretation. The Company’s appeal of the SuperGuide case is discussed below.

The remaining issues in the MDL cases are in pretrial proceedings.

Appeal of ITC Investigation

On February 14, 2001, the Company and its StarSight subsidiary filed a complaint requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337 (“Section 337”), regarding imports of certain set-top boxes and components thereof. The complaint alleges that Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., SA, EchoStar Communications Corporation and SCI Systems, Inc. (collectively “Respondents”), are violating Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or sale in the United States after importation, of set-top boxes and/or components that infringe, directly, contributorily or by inducement, of certain patents owned by the Company. The complaint requests an order excluding from entry into the United States all imported set-top boxes and components that infringe, directly, contributorily or by inducement, any claims of the patents in suit, and directing Respondents to cease and desist from importing, marketing, advertising, demonstrating, warehousing, distributing, selling and/or using set-top boxes or components that so infringe. On or about March 16, 2001, the ITC instituted the requested investigation referred to as In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation No. 337-TA-454 (ITC) (the “ITC Investigation”). An administrative hearing was held during December 2001. On June 21, 2002, the Administrative Law Judge issued his initial determination (“ID”), finding that all of the patents were valid, that none of the patents at issue had been infringed by any of the Respondents, that one of the patents at issue was unenforceable both because it had been misused by the Company and also because a co-inventor had not been named on the patent, and that the Company failed to establish the technical prong of the ITC’s domestic industry requirement, which requires the Company to practice

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its inventions covered by the patents in suit. The Company believes the ID is erroneous in many respects and that the proper application of the law does not support it. On July 5, 2002, the Company and StarSight filed their Petition for Review by the ITC of the ID. Respondents and ITC Staff also filed Petitions for Review of certain aspects of the ID. On August 29, 2002, the ITC determined not to review the ID and entered an additional finding with regard to the technical prong of the domestic industry requirement on one claim of one of the patents. The Commission took no position on the patent misuse findings of the Administrative Law Judge. The Company filed a notice of appeal of the ITC determination to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) on October 25, 2002. On March 6, 2003, the Company filed its opening appellate brief to the Federal Circuit.

Appeal of SuperGuide Case

On March 23, 2001, Gemstar Development Corporation, a wholly owned subsidiary of the Company, was added as a third-party defendant in the matter of SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the U.S. District Court for the Western District of North Carolina. The original claims brought by SuperGuide Corporation against the defendants in this lawsuit are for patent infringement with respect to three patents (the “SuperGuide Patents”). In 1993, Gemstar Development Corporation received a license to the SuperGuide Patents from SuperGuide Corporation within certain defined fields of use. Defendants asked the court to join Gemstar Development Corporation to these proceedings as a necessary party. After it was added as a party, Gemstar Development Corporation brought claims for declaratory relief and breach of contract against SuperGuide Corporation in this lawsuit relating to the 1993 license agreement between SuperGuide Corporation and Gemstar Development Corporation. In addition, Gemstar Development Corporation has asserted claims against EchoStar for infringing the SuperGuide Patents within Gemstar Development Corporation’s defined fields of use. By orders dated July 2, 2002 and July 25, 2002, the District Court granted defendants’ motion for summary judgment finding that defendants do not infringe the SuperGuide Patents based upon the manner in which the court previously construed the SuperGuide Patents and dismissed all remaining claims in the case without prejudice. The Company then filed a notice of appeal to the Federal Circuit. Briefing of the appeal to the Federal Circuit has recently concluded. The Company expects that the next step in the proceeding will be oral argument before the Federal Circuit.

Other Patent and Antitrust Litigation

On April 23, 1999, SA filed an action against the Company in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. This case has been coordinated for pretrial purposes with the July 23, 1999 action described below filed by SA against StarSight. The parties are in pretrial proceedings.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 23, 2000, StarSight filed a patent infringement suit against EchoStar Communications Corp., EchoStar Satellite Corp. and EchoStar Technologies Corp. (collectively “EchoStar Companies”) in the United States District Court for the Western District of North Carolina. The suit claims, among other matters, that EchoStar Companies willfully infringed certain StarSight intellectual property by virtue of EchoStar Companies’ deployment, marketing, offers to sell and sale of direct broadcast satellite receivers containing an unlicensed interactive program guide and by EchoStar Companies’ operation of transmission systems to such receivers. StarSight, among other relief, is seeking an injunction and monetary damages. A stay was entered in this matter pending the completion of the ITC Investigation. On October 18, 2002, StarSight filed a motion requesting that the stay continue in place under the resolution of the appeal of the ITC Investigation. On March 6, 2003, the court granted this motion, and the action is thereby stayed pending the completion of the appeal of the ITC Investigation.

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

On February 9, 2001, the Company and StarSight Telecast, Inc., filed four separate patent infringement actions against: SA; Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc.; SCI Systems, Inc.; and EchoStar Communications Corporation in the U.S. District Court for the Northern District of Georgia. Each of these actions was stayed by the Court pending completion of the ITC Investigation.

On November 2, 2001, Thomson multimedia, Inc. (“Thomson”) sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In an amended complaint, Thomson also added a claim for antitrust violations under federal and state law. On April 22, 2002, Thomson also filed a tag-along notice with the MDL Panel requesting that this entire action be transferred to Georgia for coordinated pretrial proceedings with the MDL proceedings discussed above. On June

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3, 2002, the MDL Panel issued a Conditional Transfer Order and Simultaneous Separation and Remand of Certain Claims conditionally transferring Thomson’s antitrust claims to Georgia, but separating and remanding the balance of the claims in this case to Delaware. In response, Thomson filed a motion with the MDL Panel to transfer the entire case to Georgia. On October 16, 2002, the MDL Panel issued an Order of Transfer and Simultaneous Separation and Remand of Certain Claims in which it denied Thomson’s motion to transfer the entire case to Georgia. In so ruling, the MDL Panel adopted its decision in the June 3, 2002 Conditional Transfer Order and transferred Thomson’s antitrust claims to Georgia, but separated and remanded the balance of the claims in this case to Delaware. On November 21, 2002, the Company filed its answer and asserted causes of action against PMC for declaratory judgment and breach of contract. The parties are in pretrial proceedings.

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

Other Litigation

On October 18, 1999, a former employee of ODS Technologies, L.P. (“ODS”), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in the U.S. District Court for the Southern District of Florida, which was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint sought an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. On April 22, 2002, the court granted ODS and TV Guide summary judgment dismissing the case. The former employee appealed the grant of summary judgment, but the appeal subsequently was dismissed. The plaintiff has filed a motion for reinstatement and this case is currently pending on appeal.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On May 3, 2000, a complaint was filed in the U.S. District Court for the Southern District of New York against Murdoch Magazines Distribution, Inc. (now TV Guide Distribution) and other parties by Unimag and related entities. The complaint alleged claims against Murdoch Magazines for violation of the Robinson-Patman Act, assorted common law tort and contract claims and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys’ fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Act. The Company filed a motion to dismiss all of the claims asserted against it. On May 1, 2001, the Court heard oral argument on the Company’s motion to dismiss (filed jointly with the other co-defendant national distributors), and an Opinion and Order was issued on May 31, 2001, dismissing all fifteen counts in Unimag’s Amended Complaint, most with prejudice and some with leave to replead. On June 21, 2001, Unimag and the other plaintiffs filed a Second Amended Complaint, in essence alleging violations of the Robinson-Patman Act, breach of fiduciary duties and confidential relationships by the national distributor defendants and Murdoch Magazines, along with tort and statutory claims. All defendants, including Murdoch Magazines, filed motions to dismiss portions of the Second Amended Complaint. By Opinion and Order dated December 17, 2001, the Court granted the motions in part and denied them in part. The claims for breach of fiduciary duties and confidential relationships against the national distributor defendants and Murdoch Magazines were dismissed with prejudice. The Robinson-Patman claims remained, along with certain statutory claims. On February 4, 2002, the defendants, including Murdoch Magazines, filed their answers and counterclaims against plaintiffs. The counterclaims seek recovery of tens of millions of dollars owed by plaintiffs to the national distributors, including Murdoch Magazines, for unpaid invoices. On March 13, 2002, plaintiffs replied to the defendants’ answers and counterclaims and asserted a number of affirmative defenses and reply counterclaims that revived certain contractual and tort claims that the Court had previously dismissed. The

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defendants, including Murdoch Magazines, moved to strike and dismiss these affirmative defenses and reply counterclaims. This motion was granted in Defendants’ favor (except with respect to one affirmative defense of offset) by the Court’s memorandum order dated February 3, 2003. The case is currently in discovery, set to conclude by April 2004.

On September 25, 2002, the Company notified DIVA that it would not proceed with the purchase of DIVA’s assets under an Asset Purchase Agreement dated May 22, 2002 due to the threat of litigation by SA. In response, on September 30, 2002, DIVA filed an adversary complaint against the Company for breach of contract and other claims purportedly based upon the Company’s decision to terminate the Asset Purchase Agreement. After DIVA filed its complaint, at DIVA’s request, the Bankruptcy Court ordered an expedited trial on DIVA’s claims against the Company for breach of contract and specific performance. Trial of these claims was scheduled to begin in late October 2002. However, on October 17, 2002, DIVA withdrew its request for an expedited trial, and agreed to dismiss its specific performance claim. On October 17, 2002, the Company responded to certain of DIVA’s claims denying liability to DIVA, including any liability purportedly based upon the Company’s decision to terminate the Asset Purchase Agreement. At the same time, the Company filed counterclaims against DIVA and SA for declaratory relief relating to the Company’s decision not to purchase DIVA’s assets. Now that the Bankruptcy Court has vacated the expedited trial date, the parties are in pretrial proceedings. On November 1, 2002, DIVA filed a First Amended Complaint against the Company and certain of its senior executives. This First Amended Complaint adds additional claims purportedly based upon the Asset Purchase Agreement, as well as the Company’s decision not to acquire DIVA’s assets. On December 19, 2002, DIVA filed a motion for partial summary judgment against the Company on DIVA’s claim against the Company for breach of the Asset Purchase Agreement. The defendants’ motion to dismiss is currently under consideration by the Bankruptcy Court. On February 13, 2003, the Bankruptcy Court granted DIVA’s motion for partial summary judgment on DIVA’s breach of contract claim determining that the Company did not have the right to terminate the Asset Purchase Agreement based upon the threat of litigation by SA. This is one of the two grounds relied upon by the Company as a basis for terminating the Asset Purchase Agreement and does not fully dispose of DIVA’s breach of contract claim. The Company believes that it is probable that it will incur a liability in connection with the Asset Purchase Agreement. The parties are seeking to resolve this matter through mediation; however, if the mediation fails, the court action will proceed.

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

In addition to the items listed above, the Company is party to various legal actions, claims and proceedings incidental to its business.

Litigation is uncertain, and the outcome of individual cases is not predictable with any assurance. The Company has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on the Company’s financial position or results of operations. At this time, except as expressly noted herein, management has not reached a determination that any of the matters listed above or the Company’s other litigation are expected to result in liabilities that will have a material adverse effect on the Company’s financial condition or results of operations after taking into account the loss provisions that have been established as of the date hereof.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)    Management Restructuring

On November 7, 2002, the Company entered into various management restructuring agreements with Dr. Yuen and Ms. Leung (the “Former Executives”). Dr. Yuen resigned as Chief Executive Officer, and Ms. Leung as Co-President, Co-Chief Operating Officer and Chief Financial Officer, and both became non-executive officers of a new wholly owned international-focused business unit. The Former Executives terminated their existing employment agreements and replaced them with new five- and three-year employment agreements, respectively, which provide for annual salaries totaling $2.5 million and certain other benefits. Under Dr. Yuen’s new employment agreement, Dr. Yuen assigned to the Company all intellectual property related to the business of the Company that he previously developed. Dr. Yuen has the contractual right to serve as a non-executive chairman of the Board of Directors during the term of his employment agreement and Ms. Leung currently serves as a non-executive member of the Board of Directors and has agreed to resign effective as of the end of her current term. In addition, Dr. Yuen entered into a Patent Rights Agreement granting the Company the option to acquire certain inventions of Dr. Yuen and requiring certain payments by the Company and other obligations more fully described below.

In connection with the above agreements, the Former Executives:

•	cancelled 20.2 million stock options, which represents all options granted after March 1998. In accordance with their 1998 employment agreements, their remaining 32.2 million options vested in full and became exercisable for their full remaining term. In 1998 a new measurement date occurred and no additional compensation expense was required for the vesting modification; however, the extension modification resulted in a potential compensation charge of up to $34 million. Compensation expense is recognized only to the extent the individuals actually benefit from this modification and that amount would be charged as compensation expense over the remaining vesting period. As of December 31, 2002, the Company does not believe it is probable that the Former Executives will benefit from this modification and therefore have not recognized any compensation expense. The Company will continue to evaluate whether the Former Executives will benefit from this modification, which would occur should the Former Executives cease to be employees prior to the expiration of the 32.2 million options;

•	will be issued 7.9 million shares of restricted stock upon amendment to the Stock Incentive Plan (“SIP”), which requires shareholder approval to allow for issuance of restricted stock. If the approval is not obtained, the Company will issue stock units with similar terms and rights. Each share or unit will cliff-vest one-third annually beginning on November 7, 2003. The aggregate market value of the restricted stock was $31.2 million and consistent with the Company’s past policy is recorded as unearned compensation and charged to expense using the accelerated method over the vesting period. Stock compensation expense related to this award of $2.9 million was recognized during the year ended December 31, 2002;

•	may be reimbursed for potential tax consequences, as defined in an umbrella agreement, related to the delayed issuance of the restricted stock until shareholder approval is obtained. At December 31, 2002, this contingency is limited to $1.3 million and as management believes the liability is not probable, no amount is accrued for this contingent liability as of this date;

•	will be granted an aggregate of 8.7 million options on certain dates after May 7, 2003 at the market price on the date of grant. Once granted, the options will vest one-third on the date of grant, one-third on the first anniversary and one-third on the second anniversary, except for 0.2 million options which vest on the grant date; and

•

will be paid an aggregate termination fee of $29.4 million and accrued and unpaid salary, bonus and vacation totaling $8.2 million, of which $0.5 million was paid out through December 31, 2002, in accordance with the agreement. The Company has deposited $37.1 million into a segregated interest

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bearing account (identified as Restricted Cash on the consolidated balance sheet as of December 31, 2002) equal to the sum of the termination fee, unpaid salaries, bonuses and vacation. These funds will remain the property of the Company until the earlier of May 6, 2003 or an agreement between the SEC and the Former Executives.

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

Pursuant to the Patent Rights Agreement, the Company has the option to acquire certain of Dr. Yuen’s inventions during the period commencing upon the expiration (November 7, 2007) or earlier termination of his employment agreement and ending on November 7, 2009. The Company agreed to grant Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not to compete with the Company within the fields of interactive program guides and interactive television. In addition to a standard purchase amount for each invention acquired by the Company, Dr. Yuen will receive (i) annual compensation of $0.3 million, (ii) an acquisition fee of $0.3 million for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the patent rights agreement from the sale of specified products and services with a guaranteed minimum of $1.3 million and a maximum of $2.8 million annually and (iv) 200,000 stock options per year at the market price on the date of grant during the term of this agreement.

(15)    Related Party Transactions and Other Significant Relationships

In connection with the acquisition of TV Guide in 2000, News Corporation became a stockholder of the Company. As of December 31, 2002, News Corporation beneficially owns approximately 43% of the Company’s outstanding common stock. The Company earned advertising revenues of $13.3 million, $19.3 million and $10.4 million for the year ended December 31, 2002, December 31, 2001 and for the period from date of the TV Guide acquisition through December 31, 2000, respectively, from entities controlled by News Corporation. In addition, the Company acquired programming from News Corporation-controlled entities of $4.4 million, $11.3 million and $6.7 million for the years ended December 31, 2002 and 2001 and for the period from date of the TV Guide acquisition through December 31, 2000 respectively. The Company also has the right to transmit IPG data in the vertical blanking interval of each television broadcast station owned and operated by an affiliate of News Corporation. In exchange for that right, the affiliate’s stations are entitled to a preferred position on the IPG in their designated market areas. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with News Corporation. As of December 31, 2002 and December 31, 2001, the Company had receivables due from News Corporation controlled entities totaling $4.0 million and $5.2 million, respectively, and payables due to News Corporation controlled entities totaling $249,000 and $320,000, respectively. The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $4.1 million and $2.3 million for the year ended December 31, 2002 and 2001, respectively. Expenses for the year ended December 31, 2001 included a rent and facilities credit of $(345,000) and a reimbursement of severance costs of $1.1 million from News Corporation. News Corporation also provides the Company with the services of its acting Chief Financial Officer, Paul Haggerty, and the services of other News Corporation executives on an allocated cost basis. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations. In 2002, the Company also purchased catalog inventory of $14,000 and eBook content of approximately $120,000 from News Corporation subsidiaries.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liberty Media Corporation (“Liberty Media”), formerly an indirect wholly owned subsidiary of AT&T Corp., beneficially owned approximately 21% of the issued and outstanding common stock of the Company from the date of the acquisition of TV Guide in 2000 until May 2, 2001, the date Liberty Media sold most of its interest in the Company to News Corporation. For the period January 1, 2001 to May 2, 2001, the date Liberty Media ceased to be considered a related party of the Company, the Company purchased programming from Liberty Media controlled affiliates of $4.5 million. During the same period, the Company also sold video, program promotion and guide services of $6.7 million to AT&T Broadband and Internet Services (“BIS”) and its consolidated affiliates. In addition, during the same period, the Company purchased production services and was provided satellite transponder facilities and uplink services from BIS consolidated affiliates of $2.4 million. BIS is also wholly owned by AT&T Corp. Prior to its acquisition of TV Guide, the Company did not have any significant transactions with Liberty Media or BIS.

The Company has included in the amounts discussed above transactions with News Corporation, BIS, and Liberty Media and all known entities in which BIS, Liberty Media and News Corporation have an interest greater than 50%. In addition, the Company has transactions with entities in which BIS, Liberty Media and News Corporation own, directly or indirectly, 50% or less.

The Company, through its wholly owned subsidiary, TV Guide On Screen, Inc. (formerly VideoGuide, Inc.) leases approximately 18,887 square feet of office space from CMT Partners, LP. The two sons of Douglas Macrae, through the 1991 DBM Descendants Trust (“DBM”), own a 45% interest in CMT Partners, a privately held real estate partnership. The remaining term of the current lease between the Company and CMT Partners is one year with a renewal option at the expiration of the term. The amounts paid by the Company to CMT Partners during the years ended December 31, 2002 and 2001 and the nine months ended December 31, 2000 were $397,000, $397,000 and $298,000, respectively. DBM receives distributions from CMT Partners, which include profits from the lease arrangement with the Company.

The Company has multiple transactions with Thomson, which include Thomson’s licensing of the Company’s VCR Plus+ and GUIDE Plus+ IPG. In connection with the IPG license, Thomson agreed to certain advertising commitments on the Company’s platforms, primarily the interactive program guide platforms, and to certain marketing and promotion commitments on Thomson products carrying the Company’s technology (that were to be funded by the Company). In addition, the two companies were joint venture partners in the sale of advertising on electronic program guides on televisions. During the years ended December 31, 2002 and 2001 and the nine month period ended December 31, 2000, revenues earned from the relationship with Thomson were $16.4 million, $49.6 million and $46.1 million. In accordance with the Company’s revenue recognition policy revenues for Thomson are recorded net of amounts paid to Thomson for market development arrangements. As of December 31, 2002 and 2001, the Company had receivables due from Thomson of $6.1 and $57.9 million and payables due to Thomson totaling $7.5 million and $21.2 million, respectively.

In the fourth quarter of fiscal 2002, the Company and Thomson began negotiating their existing IPG agreements and certain related agreements. Consistent with the Company’s accounting policy, the Company ceased recording revenue and cooperative advertising expenses related to these contracts unless cash is received or paid. During the fourth quarter, the Company acquired Thomson’s 20 percent interest in the joint ventures and settled various receivables. As a result, the joint ventures became wholly owned subsidiaries.

(16)    Segment and Geographical Information

The Company organizes its businesses into three groups which also represent its reportable business segments: the Technology and Licensing Sector, which is responsible for the development, licensing and

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

protection of intellectual property and proprietary technologies (the Company’s technologies include the video recording technology currently marketed under the VCR Plus+ system brand, interactive program guides marketed under the GUIDE Plus+, TV Guide Interactive and the new TV Guide On Screen brands, and the electronic book technology currently marketed under the Gemstar eBook and other brands) the Interactive Platform Sector, which is responsible for advertising brand and e-commerce on the Company’s proprietary interactive platforms; and the Media and Services Sector, which operates TV Guide Magazine, TV Guide Channel, TVG Network, SkyMall catalog sales, Superstar/Netlink Group, UVTV, SpaceCom and other non-interactive platforms and media properties.

The Company’s reportable segments are strategic business units that offer different products and services and compete in different industries. Due to purchase accounting, the results of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000, reflect significant increases in depreciation and amortization of goodwill and other intangible assets. Accordingly, the Company’s chief operating decision maker uses EBITDA (operating income before stock compensation expense, depreciation and amortization, and impairment of intangible assets) to evaluate the performance of the three segments. Segment assets are not presented as the chief operating decision maker does not make use of any balance sheet or capital expenditure information in managing the Company’s operations.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information for the year ended December 31, 2002, the year ended December 31, 2001 and the nine months ended December 31, 2000 is as follows (in thousands):

	Year ended December 31, 2002(1)	Year ended December 31, 2001(1)	Nine months ended December 31, 2000
Technology and Licensing Sector:
Revenues	$151,841	$179,096	$135,638
Operating expenses(2)	118,655	121,814	60,971

EBITDA(3)	$33,186	$57,282	$74,667

Interactive Platform Sector:
Revenues	$46,479	$33,747	$11,161
Operating expenses(2)	88,026	71,789	42,906

EBITDA(3)	$(41,547)	$(38,042)	$(31,745)

Media and Services Sector:
Revenues	$803,071	$946,329	$511,969
Operating expenses(2)	675,026	698,005	378,120

EBITDA(3)	$128,045	$248,324	$133,849

Consolidated
Revenues	$1,001,391	$1,159,172	$658,768
Operating expenses(2)	881,707	891,608	481,997

EBITDA(3)	119,684	267,564	176,771
Stock compensation	(23,965)	(46,538)	(20,635)
Depreciation and amortization	(356,354)	(940,670)	(438,059)
Impairment of intangible assets	(2,446,836)	(10,800)	—
Interest expense	(9,839)	(27,375)	(24,783)
Other (expense) income, net	(106,931)	(168,171)	8,441

Loss before income taxes, extraordinary items and cumulative effect of an accounting change	$(2,824,241)	$(925,990)	$(298,265)

(1)	Effective July 18, 2001 and July 12, 2000, the Company’s consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases.
(2)	Operating expenses mean operating expenses, excluding stock compensation, depreciation and amortization, and impairment of intangible assets.
(3)

EBITDA is defined as operating income, excluding non-cash stock compensation expense, depreciation and amortization and impairment of intangible assets. Due to purchase accounting related to our mergers with TV Guide on July 12, 2000 and SkyMall on July 18, 2001, the results of operations since July 13, 2000 reflect significant increases in depreciation and amortization of goodwill and other tangible assets. Accordingly, our business sectors are measured based on EBITDA. We believe EBITDA to be relevant and useful information as EBITDA is the primary measure used by our management to measure the operating profits or losses of our businesses. EBITDA is one of several metrics used by our management to measure the cash generated from our operations. EBITDA is presented supplementally, as we believe it is a standard measure commonly reported and widely used by analysts, investors and other associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are presented in the financial statements included in this report. Additionally, our calculations of EBITDA may be different than the calculations used by other companies and, therefore, comparability may be affected. Please see “Reconciliation of EBITDA to Consolidated Operating (Loss) Income”.

A summary of the Company’s revenues, operating loss and identifiable assets by geographic area is as follows (in thousands):

	Year ended December 31, 2002	Year ended December 31, 2001	Nine months ended December 31, 2000
Revenues:
United States	$924,737	$1,122,053	$571,114
Foreign(1)	76,654	37,119	87,654

Total	$1,001,391	$1,159,172	$658,768

Operating loss(2):
United States	$(2,751,285)	$(734,471)	$(352,314)
Foreign	43,814	4,027	70,391

Total	$(2,707,471)	$(730,444)	$(281,923)

	December 31, 2002	December 31, 2001
Identifiable assets:
United States	$1,904,374	$9,150,947
Foreign(3)	184,800	190,566

Total	$2,089,174	$9,341,513

(1)	Revenues and operating income included in foreign are principally earned by entities in the British Virgin Islands.
(2)	Operating loss consists of total revenues less operating expenses and does not include other (expense) income.
(3)	Identifiable assets included in foreign are principally held by entities in the British Virgin Islands.

No single customer accounted for more than 10% of total revenues for the years ended December 31, 2002 and 2001 or for the nine months ended December 31, 2000.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)    Quarterly Information (unaudited)

	Quarter ended
	March 31,		June 30,	September 30,	December 31,
	(in thousands, except per share data)
2002
Revenues	$260,481		$259,293	$236,890	$244,727
Operating loss	(81,155)		(1,346,534)	(32,087)	(1,247,695)
Income (loss) before extraordinary item and cumulative effect of an accounting change	(47,638)		(885,983)	3,877	(1,305,394)
Net income (loss)	(4,235,675	)(1)	(885,983)	3,877	(1,304,394)
Basic and diluted income (loss) per share before extraordinary item and cumulative effect of an accounting change	$(0.11)		$(2.15)	$0.01	$(3.19)

(1)    Effective January 1, 2002, the Company adopted Statement 142. Pursuant to the transitional rules, management calculated an impairment charge of $0.2 billion and $4.0 billion in the quarter ended March 31, 2002 and June 30, 2002, respectively. As required by this statement, these charges are recorded as of January 1, 2002 and are therefore shown in this period.

	Quarter ended
	March 31,		June 30,	September 30,	December 31,
	(in thousands, except per share data)
2001
Revenues	$312,949		$272,912	$274,465	$298,846
Operating loss	(159,442)		(194,412)	(186,793)	(189,797)
Loss before extraordinary item and cumulative effect of an accounting change	(161,073)		(265,739)	(181,511)	(140,253)
Net loss	(161,073)		(196,158)	(181,511)	(211,934)
Basic and diluted loss per share before extraordinary item and cumulative effect of an accounting change	$(0.39)		$(0.47)	$(0.44)	$(0.52)

EXHIBIT INDEX

Exhibit Number	Document Description

2.1

Agreement and Plan of Merger dated as of October 4, 1999, among Gemstar International Group Limited, G Acquisition Subsidiary Corp. and TV Guide, Inc., as amended on February 7, 2000 (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-96407), filed February 8, 2000)

3.1	Certificate of Incorporation of Gemstar International Group Limited (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-96407), filed February 8, 2000)

3.2	Amended and Restated Bylaws of Gemstar-TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

4.1

Second Amended and Restated Rights Agreement, effective as of July 12, 2000, between Gemstar and American Stock Transfer & Trust Company (Incorporated by reference to Gemstar’s Form 8-K, filed July 12, 2000)

4.2

Indenture dated as of March 1, 1999, between TV Guide, Inc. and The Bank of New York Company, Inc. (Incorporated by reference to TV Guide Inc.’s Form S-4 Registration Statement (333-78535), filed May 14, 1999)

4.3	Supplemental Indenture dated as of May 15, 2001, between TV Guide, Inc. and The Bank of New York (Incorporated by reference to Gemstar’s Amendment No. 3 on Form 10-K/A, filed March 31, 2003)

10.1

Gemstar-TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (Formerly the Gemstar International Group Limited 1994 Stock Incentive Plan; Composite Plan Document Reflecting Stock Splits and Plan Amendments Through 2001) (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-K/A, filed April 30, 2002)

10.2	TV Guide, Inc. Equity Incentive Plan (Incorporated by reference to Gemstar’s Post Effective Amendment No. 2 on Form S-8 to Form S-4 Registration Statement (333-96407), filed August 30, 2000)

10.3	Gemstar International Group Limited Deferred Compensation Plan, effective as of January 30, 2000 (Incorporated by reference to Gemstar’s Form 10-K for the year ended March 31, 2000)

10.4

Trust under the Deferred Compensation Plan (Rabbi Trust) of Gemstar International Group Limited, effective as of January 30, 2000, by and between Gemstar International Group Limited and any appointed Subsidiary and Merrill Lynch Trust Company of California (Incorporated by reference to Gemstar’s Form 10-K for the year ended March 31, 2000)

10.5

SERP Deferred Compensation Plan (a continuation and restatement of the United Video Management, Inc. and Affiliates Employers’ SERP Deferred Compensation Plan); Trust under SERP Deferred Compensation Plan dated September 29, 1995 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended September 30, 1995)

10.6

Stockholders Agreement, dated as of October 4, 1999, by and among The News Corporation Limited, a South Australia, Australia corporation, Liberty Media Corporation, a Delaware corporation, Henry C. Yuen and Gemstar International Group Limited, a British Virgin Islands corporation (Incorporated by reference to Gemstar’s Form 8-K, filed February 8, 2000)

10.7

Facility A Loan Agreement for $300,000,000 Revolving Credit Facility among TV Guide, Inc. and various Financial Institutions, dated as of March 1, 1999 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended March 31, 1999)

10.8

First Amendment and Waiver to Facility A Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 25, 2000 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 1999)

10.9

Second Amendment to Facility A Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 9, 2001 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 2000)

Exhibit Number	Document Description

10.10

Facility B Loan Agreement for $300,000,000 364-day Credit Facility among TV Guide, Inc. and various Financial Institutions, dated as of March 1, 1999 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended March 31, 1999)

10.11

First Amendment and Waiver to Facility B Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 25, 2000 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 1999)

10.12

Second Amendment to Facility B Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 9, 2001 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 2000)

10.13

Lock-Up Agreement between Gemstar and Robert M. Worsley, Christi M. Worsley and The Robert Merrill Worsley Family Revocable Trust, dated July 28, 1998 (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-62986), filed June 14, 2001)

10.14

Umbrella Agreement, dated November 7, 2002, by and among The News Corporation Limited, Henry C. Yuen, Elsie Ma Leung and Gemstar–TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.15

Amendment No. 1 to the Stockholders’ Agreement, entered into on November 7, 2002, by and among The News Corporation Limited, Henry C. Yuen, and Gemstar–TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.16

Termination Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc., Gemstar Development Corporation, and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.17	Employment Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.18

Patent Rights Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.19	Letter Agreement, dated November 7, 2002, between Gemstar–TV Guide International, Inc. and Dr. Henry Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.20

Termination Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc., Gemstar Development Corporation, and Elsie Ma Leung (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.21	Employment Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc. and Elsie Ma Leung (Incorporated by reference to Gemstar’s Form 8-K filed November 12, 2002)

10.22	Letter Agreement, dated November 7, 2002, between Gemstar–TV Guide International, Inc. and Ms. Elsie Ma Leung (Incorporated by reference to Gemstar’s Form 8-K filed November 12, 2002)

10.23	Employment Agreement, dated October 8, 2002, between Gemstar–TV Guide International, Inc. and Jeff Shell (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2002)

10.24	Employment Agreement, dated June 26, 2002, between Genstar–TV Guide International, Inc. and Ryan O’Hara.

Exhibit Number	Document Description

10.25

Employment Agreement, dated September 9, 2002, between Gemstar–TV Guide International, Inc. and John Loughlin (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2002, filed March 31, 2003)

10.26	Employment Agreement, dated July 1, 1996, between VideoGuide, Inc. and Douglas B. Macrae

10.27	Employment Agreement, dated November 1, 2002, between Gemstar–TV Guide International, Inc. and Jonathan Orlick

10.28

Separation and Consulting Agreement, entered into as of March 4, 002, between Gemstar–TV Guide International, Inc. and Peter C. Boylan III (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-K/A, filed April 30, 2002)

16.1	Letter, dated November 11, 2002, from KPMG LLP regarding change in certifying accountant (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 8-K/A, filed November 13, 2002)

21.1	List of Subsidiaries

23	Consent of Ernst & Young LLP

Additional Exhibits

99.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002