Form 10-Q
period 2003-03-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2003-05-15
CIK 923282

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24218

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  95-4782077
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

       6922 Hollywood Boulevard, 12th Floor, Los Angeles, California 90028
           (Address of principal executive offices including zip code)


                                 (323) 817-4600
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      As of May 2, 2003, there were outstanding 408,156,553 shares of the registrant's Common Stock, par value $0.01 per share.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                                                        Page
                                                                                                                         ----
Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002 ............      1

            Condensed Consolidated Statements of Operations - Unaudited for the three months ended March 31, 2003
              and 2002 ..............................................................................................      2

            Condensed Consolidated Statements of Stockholders' Equity - Unaudited for the three months ended
              March 31, 2003 and 2002 ...............................................................................      3

            Condensed Consolidated Statements of Cash Flows - Unaudited for the three months ended
              March 31, 2003 and 2002 ...............................................................................      4

            Notes to Condensed Consolidated Financial Statements - Unaudited ........................................      5

 Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...................     16

 Item 3.    Quantitative and Qualitative Disclosures About Market Risk ..............................................     38

 Item 4.    Controls and Procedures .................................................................................     38

 PART II.   OTHER INFORMATION

 Item 1.    Legal Proceedings .......................................................................................     39

 Item 6.    Exhibits and Reports on Form 8-K ........................................................................     39

 Signature ..........................................................................................................     40

 Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                                  March 31,      December 31,
                                                                                     2003           2002
                                                                                 ------------   -------------
                                                                                 (Unaudited)

                                     ASSETS

Current assets:
      Cash and cash equivalents ..............................................   $    348,579   $    350,262
      Restricted cash ........................................................         37,241         37,068
      Marketable securities ..................................................          1,284         11,456
      Receivables, net .......................................................        152,410        152,522
      Deferred tax asset, net ................................................         41,438         41,438
      Other current assets ...................................................         25,880         25,202
                                                                                 ------------   ------------
            Total current assets .............................................        606,832        617,948
Property and equipment, net ..................................................         55,554         60,334
Indefinite-lived intangible assets ...........................................        316,273        316,273
Finite-lived intangible assets, net ..........................................        288,292        347,551
Goodwill .....................................................................        589,845        589,845
Investments ..................................................................          2,306          2,403
Other assets .................................................................        136,301        154,820
                                                                                 ------------   ------------
                                                                                 $  1,995,403   $  2,089,174
                                                                                 ------------   ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses ..................................   $    285,675   $    292,427
      Current portion of long-term debt and capital lease obligations ........         92,386         92,348
      Current portion of deferred revenue ....................................        209,401        219,417
                                                                                 ------------   ------------
            Total current liabilities ........................................        587,462        604,192
Deferred tax liability, net ..................................................        206,287        242,823
Long-term debt and capital lease obligations, less current portion ...........        140,795        163,861
Deferred revenue, less current portion .......................................        157,905        163,584
Other liabilities ............................................................         19,181         20,244

Commitments and contingencies

Stockholders' equity:
      Common stock, par value $.01 per share .................................          4,182          4,182
      Additional paid-in capital .............................................      8,456,506      8,422,797
      Accumulated deficit ....................................................     (7,451,203)    (7,405,841)
      Accumulated other comprehensive (loss) income, net of tax ..............           (730)         4,204
      Unearned compensation ..................................................        (26,716)       (32,606)
      Treasury stock, at cost ................................................        (98,266)       (98,266)
                                                                                 ------------   ------------
            Total stockholders' equity .......................................        883,773        894,470
                                                                                 ------------   ------------
                                                                                 $  1,995,403   $  2,089,174
                                                                                 ------------   ------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.


           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                   2003         2002
                                                                                ----------  ----------
Revenues:
      Publishing .........................................................      $ 108,987   $  123,010
      Cable and satellite ................................................         85,033      105,585
      Consumer electronics licensing .....................................         33,863       31,886
                                                                                ---------   ----------
                                                                                  227,883      260,481
Operating expenses:
      Operating expenses, exclusive of expenses shown below ..............        196,729      207,197
      Stock compensation .................................................         39,595       17,126
      Depreciation and amortization ......................................         65,662      106,275
      Impairment of intangible assets ....................................             --       11,038
                                                                                ---------   ----------
                                                                                  301,986      341,636
                                                                                ---------   ----------
Operating loss ...........................................................        (74,103)     (81,155)
Interest expense .........................................................         (1,953)      (2,660)
Other income (expense), net ..............................................            748       (7,303)
                                                                                ---------   ----------
Loss before income taxes and cumulative effect of an accounting change ...        (75,308)     (91,118)
Income tax benefit .......................................................        (29,946)     (43,480)
                                                                                ---------   ----------
Loss before cumulative effect of an accounting change ....................        (45,362)     (47,638)
Cumulative effect of an accounting change, net of tax ....................             --     (223,225)
                                                                                ---------   ----------
            Net loss .....................................................      $ (45,362)  $ (270,863)
                                                                                ---------   ----------
Basic and diluted loss per share:

      Loss before cumulative effect of an accounting change ..............      $   (0.11)  $    (0.11)
      Cumulative effect of an accounting change ..........................             --        (0.54)
                                                                                ---------   ----------
            Net loss .....................................................      $   (0.11)  $    (0.65)
                                                                                ---------   ----------
Weighted average shares outstanding - basic and diluted ..................        408,156      414,785
                                                                                ---------   ----------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED
                                 (In thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               ---------------------
                                                                                 2003         2002
                                                                               --------   ----------
Balance at beginning of period .............................................   $894,470   $7,374,254
Net loss ...................................................................    (45,362)    (270,863)
Other comprehensive (loss) income ..........................................     (4,934)         684
                                                                               --------   ----------
Comprehensive loss .........................................................    (50,296)    (270,179)
Other, principally shares issued pursuant to stock option plans, including
  tax benefit, and amortization of unearned compensation ...................     39,599       22,324
                                                                               --------   ----------
Balance at end of period ...................................................   $883,773   $7,126,399
                                                                               --------   ----------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (In thousands)


                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                -----------------------
                                                                                                   2003         2002
                                                                                                ----------  -----------
Cash flows from operating activities:
      Net loss ..............................................................................   $ (45,362)  $ (270,863)
      Adjustments to reconcile net loss to net cash provided by operating activities:
            Cumulative effect of an accounting change, net of tax ...........................          --      223,225
            Depreciation and amortization ...................................................      65,662      106,275
            Deferred income taxes ...........................................................     (38,900)     (47,350)
            Tax benefit associated with stock options .......................................          --        4,665
            Stock compensation expense ......................................................      39,595       17,126
            Impairment of intangible assets .................................................          --       11,038
            Gain on sale of marketable securities ...........................................      (2,026)          --
            Investment write-down ...........................................................          --        5,455
            Loss on asset dispositions ......................................................         190          218
            Changes in operating assets and liabilities:
                    Receivables .............................................................         351       38,115
                    Other assets ............................................................      17,891        1,774
                    Accounts payable, accrued expenses and other liabilities ................      (5,493)       7,212
                    Deferred revenue ........................................................     (15,695)     (15,760)
                                                                                                ---------   ----------
                          Net cash provided by operating activities .........................      16,213       81,130
                                                                                                ---------   ----------

Cash flows from investing activities:
      Purchases of marketable securities ....................................................          --       (6,549)
      Sales and maturities of marketable securities .........................................      10,428       26,693
      Proceeds from sale of assets ..........................................................         814            2
      Additions to property and equipment ...................................................      (2,623)      (2,361)
                                                                                                ---------   ----------
                          Net cash provided by investing activities .........................       8,619       17,785
                                                                                                ---------   ----------
Cash flows from financing activities:
      Repayments under bank credit facility and term loan ...................................     (22,500)     (30,000)
      Repayment of capital lease obligations ................................................        (528)        (491)
      Proceeds from exercise of stock options ...............................................           4          533
      Distributions to minority interests ...................................................      (3,874)      (4,486)
                                                                                                ---------   ----------
                          Net cash used in financing activities .............................     (26,898)     (34,444)
                                                                                                ---------   ----------
Effect of exchange rate changes on cash and cash equivalents ................................         383          (21)
                                                                                                ---------   ----------
                          Net (decrease) increase in cash and cash equivalents ..............      (1,683)      64,450
Cash and cash equivalents at beginning of period ............................................     350,262      349,250
                                                                                                ---------   ----------
Cash and cash equivalents at end of period ..................................................   $ 348,579   $  413,700
                                                                                                ---------   ----------
Supplemental disclosures of cash flow information:
      Cash paid for income taxes ............................................................   $     915   $    4,850
      Cash paid for interest ................................................................       1,589        2,585

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1)  Organization and Basis of Presentation

     Gemstar-TV Guide International, Inc., a Delaware corporation ("Gemstar" or together with its consolidated subsidiaries, the "Company"), is a leading media and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of consumers worldwide.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 2002 Annual Report on Form 10-K and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     Certain financial statement items for prior periods have been reclassified to conform with the 2003 presentation.

   Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"), which is effective for revenue arrangements entered into in fiscal periods after June 15, 2003. This abstract addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption can be overcome if there is sufficient evidence to the contrary. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company does not expect that the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

     In November 2002, the EITF reached a consensus on EITF Issue No. 02-16, Accounting for Consideration Received from a Vendor by a Customer ("EITF 02-16"). EITF 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. The provisions of EITF 02-16 apply to all agreements entered into or modified after December 31, 2002. The Company does not expect the provisions of EITF 02-16 to have a material impact on the Company's consolidated financial statements.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires variable interest entities (commonly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective for the Company during the third quarter of 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial position.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  (Continued)


(2)  Acquisitions and Sales

   TV Guide - Purchase Reserves

     For the three months ended March 31, 2003, approximately $500,000 ($277,000 in third-party contract termination costs and $223,000 in separation costs) has been charged against the reserve for third-party contract termination and separation costs included in the purchase price allocation from the acquisition of TV Guide, Inc. ("TV Guide") in 2000. The reserve had an outstanding balance of $2.0 million at December 31, 2002. The Company expects that $1.4 million of the remaining reserve for third-party contract termination and separation costs will be expended during 2003 and approximately $100,000 in 2004.

   WGN Superstation Transaction

     In April 2001, the Company sold the business that distributes the WGN Superstation signal for $106 million in cash payable over six years. Concurrent with this transaction, the Company received a $100.0 million advertising commitment for the magazine and its other platforms from the acquirer pursuant to which the Company will be required to run advertising until 2007. The WGN Superstation signal was originally acquired in July 2000, as a part of the acquisition of TV Guide. Because the April 2001 transaction included the sale of assets and an advertising revenue commitment, this multiple-element transaction was covered by both Accounting Principles Board ("APB") Opinion No. 16, "Business Combination", and the Company's revenue recognition policy on multiple-element arrangements. As a result, $9.8 million was ascribed to the magazine advertising element and will be recognized as the advertising is run. The remainder of the value ($75.5 million on a discounted basis) was ascribed to the book value of the assets sold and $14.7 million will be recognized as interest income over the six-year contract term. During the three months ended March 31, 2003 and 2002, the Company recorded interest income of $865,000 and $1.2 million, respectively. At March 31, 2003, the Company had a receivable related to this transaction of $52.3 million. The Company did not run advertising or recognize advertising revenue in connection with this commitment during the three months ended March 31, 2003. In the comparable period of 2002, the Company recognized approximately $411,000 of advertising revenue under the advertising commitment.

(3)  Credit Arrangements

     The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan. The credit facility and term loan expire in February 2005. Borrowings under the credit facility and term loan bear interest (2.31% at March 31, 2003) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the loan documents. The credit facility and term loan are guaranteed by certain subsidiaries of TV Guide and the stock of certain TV Guide subsidiaries is pledged as collateral. The credit facility and term loan restrict TV Guide's ability to pay dividends. This restriction does not apply to the Company's ability to pay dividends. In addition, TV Guide is required to maintain certain financial covenants. As of March 31, 2003, TV Guide was in compliance with these covenants. The credit facility and term loan also restrict the transfer of assets by TV Guide to the Company. As of March 31, 2003, TV Guide had available borrowing capacity under the six-year revolving credit facility of $160.6 million.

     Principal payments of $67.5 million in the remainder of 2003 and $23.0 million in 2004 are scheduled for payment under the $300 million amortizing term loan. Outstanding borrowings at March 31, 2003 and December 31, 2002 were $138.4 million for both periods under the revolving credit facility and $90.5 million and $113.0 million, respectively, under the term loan. At March 31, 2003, the Company had an outstanding letter of credit issued under the revolving credit facility for $1.0 million. The Company has determined that TV Guide may be unable to maintain compliance with a financial covenant in its term loan agreement that requires it to maintain a minimum ratio of EBITDA to fixed charges, as defined in the agreement, during the latter part of 2003. While the Company believes that its current financial liquidity position gives it adequate flexibility to refinance the term loan or seek other alternatives before the financial covenant requirements are violated, there can be no assurance that any measures taken to maintain compliance or to mitigate the effects of any noncompliance will be successful.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  (Continued)

(4)  Legal Proceedings

SEC Matters

     On May 5, 2003, the United States Securities and Exchange Commission ("SEC") filed a proceeding captioned In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act in the United States District Court for the Central District of California, seeking an order requiring the Company to place certain payments to be made by the Company to former executives Henry C. Yuen and Elsie Ma Leung in an escrow account for a 45-day period. On May 9, 2003, the district court held a hearing with respect to this application, and another application discussed below, seeking, among other things, to prevent temporarily the payment to Dr. Yuen and Ms. Leung of approximately $37 million being held by the Company in segregated accounts that were established in connection with the Company's November 2002 management and corporate governance restructuring. At the conclusion of the hearing, the court ordered, among other things, that the Company continue to retain the funds in those segregated accounts for a period of 45 days under Section 1103 of the Sarbanes-Oxley Act.

Securities and Derivative Litigation

     In 2002, the Company and certain of its executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934 (the "1934 Act") and the Securities Act of 1933 (the "1933 Act"). The alleged claims were brought under Sections 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5. The suits allege that the defendants intentionally failed to properly account for revenue accrued from Scientific-Atlanta, Inc. ("SA"), failed to properly account for a non-monetary transaction, pursuant to which intellectual property rights were obtained, in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with the Company's acquisition of TV Guide. Plaintiffs allege that this had the effect of materially overstating the Company's reported financial results. The Court appointed the Teachers Retirement System of Louisiana and the General Retirement System of the City of Detroit as co-lead plaintiffs, and appointed Bernstein, Litowitz, Berger & Grossman, L.L.P., as lead plaintiffs' counsel. The Georgica Advisors plaintiff group filed a petition with the United States Court of Appeals for the Ninth Circuit seeking to reverse the lead plaintiff determination. The issue is now before the Ninth Circuit. The current co-lead plaintiffs have filed an amended, consolidated complaint naming the Company, Dr. Yuen and Ms. Leung as defendants. The consolidated complaint alleges essentially the same claims described above. On May 2, 2003, the Company filed a motion to dismiss the consolidated complaint.

     In April and May 2002, the Company, along with its directors and several of its executive officers, were sued in four purported shareholder derivative actions, one of which was filed in the Court of Chancery of the State of Delaware, County of New Castle. These purported derivative lawsuits allege various breaches of fiduciary duty and violations of the California Corporations Code based upon the same general set of alleged facts and circumstances as the federal shareholder suits. On May 14, 2003, plaintiff's counsel in the Delaware derivative action announced that the plaintiff would seek to dismiss the complaint without prejudice and requested that the parties so stipulate.

     On October 31, 2002, the Company was served with a purported shareholder derivative action in the United States District Court for the Central District of California, based upon the same general set of alleged facts and circumstances. Pursuant to the parties' stipulation and court order, no response is due to the federal derivative complaint until 30 days after a ruling on any motion to dismiss in the federal shareholder class action described above. On April 30, 2003, the plaintiff filed an ex parte application to (i) lift the stay in this matter for the limited purpose of petitioning the court to prevent certain payments from being made by the Company to Dr. Yuen and Ms. Leung and
(ii) prevent the Company from making any such payments. The payments at issue are the same as those discussed above in connection with the SEC's action. On May 9, 2003, the district court held a consolidated hearing on this matter and the SEC's action, the result of which is discussed above.

     In January 2003, the Company was served with a complaint brought by the Investment Division of the State of New Jersey in California Superior Court against the Company, Dr. Yuen and Ms. Leung, alleging violations of federal securities laws, state corporations laws including California Business and Professions Code sections 17200 et seq, and common law torts. On May 9, 2003, the plaintiff filed an amended complaint against the Company, Dr. Yuen and Ms. Leung. The amended complaint no longer alleges violations of Federal securities laws. The subject matter of the amended complaint includes the transactions at issue in the Company's other shareholder and derivative litigation. In addition, the amended complaint includes allegations related to the Company's accounting for a series of additional transactions and investments, including: AOL/Time Warner; a cable set-top box manufacturer; a consumer electronics manufacturer; and certain transactions and investments in connection with the Company's merger with TV Guide, among others. The Company will file a response to this amended

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  (Continued)

(4) Legal Proceedings

complaint, and, by order of the Court, any hearing on that response is to be scheduled for no later than June 16, 2003.

     The Company intends to defend all of its pending shareholder and derivative litigation vigorously. Because of the preliminary nature of all these proceedings and the uncertainty of litigation generally, the Company is unable to predict at this time the likely outcome of the litigation or estimate its liability, if any, with regard to these cases. However, the Company may be required to pay judgments or settlements and incur expenses in these matters in aggregate amounts that could have a material adverse effect on its financial position or results of operations.

Patent and Antitrust Litigation

     On November 17, 2000, Pioneer Digital Technologies, Inc. filed suit against the Company and various of its subsidiaries in Los Angeles County Superior Court. On January 12, 2001, Pioneer Digital Technologies filed its first amended complaint which claims, among other matters, that the Company and certain of its subsidiaries have violated state antitrust and unfair competition laws. Pioneer Digital Technologies is seeking damages and injunctive relief against the Company. The parties are in pretrial proceedings. On April 23, 2003, the Court ordered that the trial date in this matter be continued from September 8, 2003 until May 3, 2004.

     On November 2, 2001, Thomson multimedia, Inc. ("Thomson") sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc.
v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In an amended complaint, Thomson also added a claim for antitrust violations under federal and state law. On April 22, 2002, Thomson also filed a tag-along notice with the MDL Panel requesting that this entire action be transferred to Georgia for coordinated pretrial proceedings with the MDL proceedings discussed above. On June 3, 2002, the MDL Panel issued a Conditional Transfer Order and Simultaneous Separation and Remand of Certain Claims conditionally transferring Thomson's antitrust claims to Georgia, but separating and remanding the balance of the claims in this case to Delaware. In response, Thomson filed a motion with the MDL Panel to transfer the entire case to Georgia. On October 16, 2002, the MDL Panel issued an Order of Transfer and Simultaneous Separation and Remand of Certain Claims in which it denied Thomson's motion to transfer the entire case to Georgia. In so ruling, the MDL Panel adopted its decision in the June 3, 2002 Conditional Transfer Order and transferred Thomson's antitrust claims to Georgia, but separated and remanded the balance of the claims in this case to Delaware. On November 21, 2002, the Company filed its answer and asserted causes of action against PMC for declaratory judgment and breach of contract. On May 14, 2003, the Court ordered that all proceedings in this case be stayed pending the re-examination by the United States Patent and Trademark Office of certain of the patents at issue.

Other Litigation

     On September 25, 2002, the Company notified DIVA Systems Corporation ("DIVA") that it would not proceed with the purchase of DIVA's assets under an Asset Purchase Agreement dated May 22, 2002 due to the threat of litigation by SA. In response, on September 30, 2002, DIVA filed an adversary complaint against the Company for breach of contract and other claims purportedly based upon the Company's decision to terminate the Asset Purchase Agreement. On April 3, 2003, the parties signed a confidential agreement to resolve this matter in its entirety. The terms of any settlement of this matter are subject to Bankruptcy Court approval. Assuming such approval is obtained, the Company expects to pay DIVA $39.5 million some time prior to September 30, 2003. The Company plans to make this payment from its cash balances. The Company accrued as a current liability at December 31, 2002 an amount sufficient to cover this settlement.

     On February 28, 2003, the Company received a letter from a senior executive of one of its subsidiaries asserting a variety of claims relating generally to the executive's acquisition of the Company's stock in connection with the Company's acquisition of that subsidiary. On May 5, 2003, the executive filed a lawsuit captioned Ms. Worsley, et al. v. Gemstar-TV Guide International, Inc., Dr. Yuen and Ms. Leung, Court of Chancery of the State of Delaware, County of New Castle, Case No. 20290NC. The complaint alleges violations of the securities laws, breach of contract and fraud and deceit, among other causes of action. The relief sought in the complaint includes the imposition of a constructive trust over certain securities and monetary damages, among other relief. The Company intends to defend this action vigorously.

     In addition to the items listed above, the Company is party to various legal actions, claims and proceedings as set forth in its Form 10-K for the year ended December 31, 2002 and other actions, claims and proceedings incidental to its business. Litigation is uncertain, and the outcome of individual cases is not predictable with any assurance. The Company has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on the Company's financial position or results of operations. At this time, except as expressly noted herein, the Company has not reached a determination that any of the matters listed above or the Company's other litigation are expected to result in liabilities that will have a material adverse effect on the Company's financial position or results of operations after taking into account the loss provisions that have been established as of the date hereof.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  (Continued)

(5)  Related Party Transactions and Other Significant Relationships

     As of March 31, 2003, The News Corporation Limited ("News Corporation") beneficially owned approximately 43% of the Company's outstanding common stock. The Company charged entities controlled by News Corporation $5.0 million and $4.6 million for advertising and other services during the three months ended March 31, 2003 and 2002, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $765,000 and $1.7 million, respectively. The Company also has the right to transmit interactive program guide ("IPG") data in the vertical blanking interval of each television broadcast station owned and operated by an affiliate of News Corporation. In exchange for that right, the affiliate's stations are entitled to a preferred position on the IPG in their designated market areas. As of March 31, 2003 and December 31, 2002, the Company had receivables due from News Corporation-controlled entities totaling $3.2 million and $4.0 million, respectively, and payables due to News Corporation-controlled entities totaling $198,000 and $249,000, respectively. The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company's behalf. Expenses associated with these costs approximated $966,000 and $1.1 million for the three months ended March 31, 2003 and 2002, respectively. News Corporation also provides the Company with the services of the Company's acting chief financial officer. Expenses associated with these services approximated $200,000 for the three months ended March 31, 2003. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations. During the three months ended March 31, 2003 and 2002, the Company also purchased catalog inventory and eBook content from News Corporation-controlled entities totaling $61,000 and $39,000, respectively.

     The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

     The Company, through its wholly owned subsidiary, TV Guide On Screen, Inc. (formerly VideoGuide, Inc.) leases 18,887 square feet of office space from CMT Partners, LP. The two sons of Douglas Macrae, an executive officer and member of the Board of Directors of the Company, through the 1991 DBM Descendants Trust ("DBM"), own a 45% interest in CMT Partners, a privately held real estate partnership. The remaining term of the current lease between the Company and CMT Partners is one year with a renewal option at the expiration of the term. Rent expense recognized under this lease for the three months ended March 31, 2003 and 2002 was $104,000 and $125,000, respectively. DBM receives distributions from CMT Partners, which include profits from the lease arrangement with the Company.

     The Company has multiple transactions with Thomson, which include Thomson's licensing of the Company's VCR Plus+ technology and GUIDE Plus+ IPG. In connection with the IPG license, Thomson agreed to certain advertising commitments on the Company's platforms, primarily the IPG platforms, and to certain marketing and promotion commitments on Thomson products carrying the Company's technology (that were to be funded by the Company). In addition, the two companies were joint venture partners in the sale of advertising on electronic program guides on televisions. During the three months ended March 31, 2003 and 2002, revenues earned from the relationship with Thomson were $1.6 million and $6.6 million, respectively. In accordance with the Company's revenue recognition policy, revenues for Thomson are recorded net of amounts paid to Thomson for market development arrangements. As of March 31, 2003 and December 31, 2002, the Company had receivables due from Thomson of $7.3 million and $6.1 million, respectively, and payables due to Thomson totaling $7.5 million at both dates.

     The Company and Thomson are currently renegotiating certain aspects of their existing IPG license agreement. Consistent with the Company's revenue recognition accounting policy, the Company did not record revenue and cooperative advertising expenses during the quarter ended March 31, 2003 while the agreements were under renegotiation.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  (Continued)

(6)  Segment Information

     Effective January 1, 2003, the Company restructured its businesses into four groups which also represent its reportable business segments. Segments are now organized along three industry lines in addition to a segment comprising certain corporate functions and related expenses. The Publishing Segment consists of the Company's print and electronic publishing units and websites including TV Guide Magazine and Gemstar eBook brands, as well as TV Guide Online and SkyMall catalog sales. The Publishing Segment also includes TV Guide Data Solutions, a newly formed data collection and distribution business that gathers program listings and channel lineups. The Cable and Satellite Segment offers products and services to consumers and service providers in the cable and satellite industry. The business units in this segment include TV Guide Channel, TV Guide Interactive, TVG Network, Superstar/Netlink Group, UVTV, SpaceCom and several other smaller related businesses. The Consumer Electronics Licensing ("CE Licensing") Segment is responsible for the licensing of the Company's proprietary technologies and intellectual property to the consumer electronics ("CE") manufacturing industry and interactive television software providers, and for the sale of advertising carried on the interactive program guides deployed in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ system brand in North America and under other brands in Europe and Asia, and interactive program guides marketed under the GUIDE Plus+ and new TV Guide On Screen brands in North America and under the G-GUIDE brand in Asia. This segment also licenses intellectual property to interactive television software providers and manufacturers of set-top boxes for the digital satellite system ("DSS") industry, and to program listings providers in the online, personal computer and other non-television businesses. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and certain litigation. The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions that are managed centrally, and related costs such as certain litigation and insurance costs.

     The Company's reportable industry segments are strategic business units that offer distinct products and services and compete in distinct industries. The Company's chief operating decision maker uses adjusted EBITDA (operating income before stock compensation expense, depreciation and amortization and impairment of intangible assets) to evaluate the performance of and allocate resources to the industry segments. Balance sheets of the reportable segments are not used by the chief operating decision maker to allocate resources or assess performance of the businesses.

     Previously, the Company had segmented its businesses by revenue type, which required allocation of operating results for certain business units, principally TV Guide Interactive, TVG Network and SkyMall, between two or more segments. By contrast, the Company's new segments reflect full operating results of their respective business units. This change is intended to provide greater business unit accountability and improve the transparency of operating performance. The Company's previous reportable segments were identified as Technology and Licensing, Interactive Platform and Media and Services. Amounts for the three months ended March 31, 2002 have been reclassified to conform to the 2003 presentation.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  (Continued)

(6)  Segment Information (continued)

     Segment information for the three months ended March 31, 2003 and 2002 is presented and reconciled to consolidated loss before income taxes and cumulative effect of an accounting change as follows (in thousands):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   -------------------
                                                                                     2003       2002
                                                                                   --------  ---------
Publishing Segment:
  Revenues ....................................................................... $108,987  $ 123,010
  Operating Expenses(1) ..........................................................   97,119    104,867
                                                                                   --------  ---------
  Adjusted EBITDA(2) ............................................................. $ 11,868  $  18,143
                                                                                   --------  ---------
Cable and Satellite Segment:
  Revenues ....................................................................... $ 85,033  $ 105,585
  Operating Expenses(1) ..........................................................   51,982     63,390
                                                                                   --------  ---------
  Adjusted EBITDA(2) ............................................................. $ 33,051  $  42,195
                                                                                   --------  ---------
CE Licensing Segment:
  Revenues ....................................................................... $ 33,863  $  31,886
  Operating Expenses(1) ..........................................................   22,216     21,080
                                                                                   --------  ---------
  Adjusted EBITDA(2) ............................................................. $ 11,647  $  10,806
                                                                                   --------  ---------
Corporate Segment:
  Operating Expenses(1) .......................................................... $ 25,412  $  17,860
                                                                                   --------  ---------
  Adjusted EBITDA(2) ............................................................. $(25,412) $ (17,860)
                                                                                   --------  ---------
Consolidated:
  Revenues ....................................................................... $227,883  $ 260,481
  Operating Expenses(1) ..........................................................  196,729    207,197
                                                                                   --------  ---------
  Adjusted EBITDA(2) ............................................................. $ 31,154  $  53,284
  Stock Compensation Expense .....................................................   39,595     17,126
                                                                                   --------  ---------
  EBITDA(3) ...................................................................... $ (8,441) $  36,158
  Depreciation and amortization ..................................................  (65,662)  (106,275)
  Impairment of intangible assets ................................................       --    (11,038)
                                                                                   --------  ---------
  Operating loss .................................................................  (74,103)   (81,155)
  Interest expense ...............................................................   (1,953)    (2,660)
  Other income (expense), net ....................................................      748     (7,303)
                                                                                   --------  ---------
  Loss before income taxes and cumulative effect of an accounting change ......... $(75,308) $ (91,118)
                                                                                   --------  ---------

---------
  (1) Operating expenses means operating expenses, excluding stock compensation expense, depreciation and amortization and impairment of intangible assets.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  (Continued)

(6)  Segment Information (continued)

  (2) Adjusted EBITDA is defined as operating (loss) income, excluding stock compensation expense, depreciation and amortization and impairment of intangible assets. Due to purchase accounting related to our mergers with TV Guide on July 12, 2000 and SkyMall on July 18, 2001, the results of operations reflect significant increases in amortization of finite-lived intangible assets. Accordingly, our industry segments (Publishing, Cable and Satellite and CE Licensing) are measured based on adjusted EBITDA. We believe adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our management to measure the operating profits or losses of our business.

  (3) EBITDA is defined as operating (loss) income, excluding depreciation and amortization and impairment of intangible assets. EBITDA is presented supplementally as we believe it is a standard measure commonly reported and widely used by analysts, investors and others associated with our industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are presented in the financial statements included in this report. Additionally, our calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

(7)  Income Taxes

     The provision for income tax benefit as a percentage of loss before income taxes and cumulative effect of an accounting change was 40% for the three months ended March 31, 2003 compared to 48% for the same period in 2002. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carry forwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is reasonable that the Company's current and future tax expense as a percentage of income before income taxes may vary from period to period.

(8)  Stock-Based Employee Compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("Statement 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 ("Statement 148"). Statement 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company measures compensation expense for its stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. Options awarded under the Company's stock option plans are granted with an exercise price equal to the fair market value on the date of the grant. Exceptions to the Company's stock option policy relate to (a) a 1998 stock option grant to the Company's former chief executive officer that specified a measurement date subsequent to the date of the award, and (b) unvested stock options assumed by the Company in the TV Guide acquisition for which a portion of the purchase price was assigned to unearned compensation. Also see Note 9 and Note 11.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  (Continued)

(8)  Stock-Based Employee Compensation (continued)

     The following table presents the effect on net loss and basic and diluted net loss per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123 (in thousands, except per share data).

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                               --------------------
                                                                                                 2003        2002
                                                                                               --------   ---------
Net loss, as reported .......................................................................  $(45,362)  $(270,863)
Add:  Stock-based employee compensation expense included in reported net loss, net of
 related tax effects ........................................................................    23,955      10,361
Deduct:  Total stock-based employee compensation expense determined under fair value based
 method for all awards, net of related tax effects ..........................................    (3,943)     (4,997)
                                                                                               --------   ---------
Pro forma net loss ..........................................................................  $(25,350)  $(265,499)
                                                                                               --------   ---------
Basic and diluted net loss per share:
  As reported ...............................................................................  $  (0.11)  $   (0.65)
  Pro forma .................................................................................     (0.06)      (0.64)

     The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods.

(9)  Compensation Charge

     Included in stock compensation expense for the three months ended March 31, 2003 is $33.7 million related to stock options held by the Company's former chief executive officer and former chief financial officer. As described more fully in Note 11, the Company terminated the former executives' employment for cause on April 18, 2003. In 1998, the executives entered into employment agreements that provided for accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. The intrinsic value was computed as the difference between the exercise price per share and the stock price per share on the new measurement date multiplied by the number of options. Compensation expense is recognized only when the Company determines that these executives will benefit from the extension of the post-employment exercise period. As a result of the termination, the Company recognized a pre-tax stock compensation charge of $33.7 million during the three months ended March 31, 2003.

     To the extent that other executives have had similar modifications to their options, a potential future compensation charge may occur if the executives benefit from the modification.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  (Continued)

(10) Guarantees

     The Company's obligations under its credit facility and term loan are guaranteed by certain subsidiaries of TV Guide and the stock of TV Guide's subsidiaries is pledged as collateral. At March 31, 2003, outstanding borrowings under the credit facility and term loan were $138.4 million and $90.5 million, respectively.

     The Company is a party to a loan guarantee to assist a key printing services supplier in obtaining a line of credit and term loans with a bank. The loans permitted the printer to continue providing services to the Company. The maximum exposure to the Company under this guarantee is $10.0 million.

     The Company provides indemnification protection to certain of its licensees under which the licensee is indemnified and held harmless from certain claims arising out of the incorporation of the Company's products, services and/or technologies into the licensee's products, provided the licensee meets the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company's indemnification obligation is typically limited to the cumulative amount paid to the Company by the licensee under the license agreement; however, certain license agreements do not specify a limit on amounts that may be payable under the indemnity arrangements.

     The Company's SkyMall catalog subsidiary provides indemnification protection to its airline and merchant partners. The indemnification arrangements with airline partners generally provide that SkyMall will indemnify the airline for, among other things, SkyMall's negligent acts or omissions, its advertising and promotions and for intellectual property claims relating to products offered in the catalog. The merchant agreements generally provide that SkyMall will indemnify the merchant for claims relating to the activities or operations of SkyMall. These indemnity arrangements with SkyMall's airlines and merchants limit the circumstances under which indemnification is required, but do not contain a limit on the amounts that may be payable under these arrangements. To date, no material amounts have been paid by SkyMall under these arrangements.

     The Company also has agreements to indemnify a number of its former and current officers and directors against losses incurred by them as a result of their service as an officer and/or director of the Company. In particular, the Company has certain agreements to indemnify and/or reimburse individuals for legal fees and expenses incurred in connection with certain litigation and investigatory proceedings. Among the individuals with whom the Company has such agreements are Henry C. Yuen, Elsie Ma Leung, Peter C. Boylan and Jonathan Orlick. The litigation and investigatory proceedings to which these agreements relate include, but are not limited to, the investigation presently being conducted by the SEC and the shareholder and derivative litigation to which the Company is a party. The Company incurred approximately $3 million in legal expenses in connection with these agreements in the three months ended March 31, 2003. Such expenses under indemnity arrangements were not material in the comparable period of 2002. The Company maintains director and officer liability insurance with respect to liabilities arising out of certain matters, including matters arising under securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the insurance policy.

                      GEMSTAR-TV GUIDE INTERNATIONAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  (Continued)

(11) Events Subsequent to Balance Sheet Date

  Employment Terminations

     On April 18, 2003, the Company terminated the employment of Dr. Yuen and Ms. Leung for cause in accordance with the terms of each of their employment agreements. Dr. Yuen and Ms. Leung have indicated that they intend to dispute their terminations under the terms of their respective employment agreements. If Dr. Yuen and/or Ms. Leung dispute their termination and an arbitration panel concurs that each of them was properly terminated, the Company is not obligated to make any awards of stock options, restricted stock or stock units contemplated by the employment and termination agreements. The cash payments and accelerated vesting of stock options set forth in their termination agreements are not directly affected by the Company's determination to terminate their employment under their employment agreements.

     Pursuant to the terms of the Patent Rights Agreement entered into in connection with the Company's November 2002 management and corporate governance restructuring, the Company has the option to acquire certain of Dr. Yuen's inventions during the period commencing on April 18, 2003 and ending on November 7, 2009. The Company agreed to grant Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not to compete with the Company within the fields of IPGs and interactive televisions. In addition to a standard purchase amount for each invention acquired by the Company, Dr. Yuen will receive (i) annual compensation of $250,000, (ii) an acquisition fee of $250,000 for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the patent rights agreement from the sale of specified products and services with a guaranteed minimum of $1.25 million and a maximum of $2.75 million annually, and (iv) 200,000 stock options per year at the market price on the date of grant during the term of this agreement.

  Nasdaq Delisting Proceeding

     On August 19, 2002, the Company received a Nasdaq Staff Determination that its securities were subject to delisting from the Nasdaq Stock Market because the Company failed to file its Form 10-Q for the quarter ended June 30, 2002 on or before August 14, 2002. On November 8, 2002, the Nasdaq Listing Qualifications Panel ("Nasdaq Panel") granted the Company's request for an exception to continue its listing on the Nasdaq Stock Market subject to satisfying certain conditions. On April 7, 2003, the Nasdaq Panel notified the Company that the Company's securities would continue to be listed on the Nasdaq Stock Market. However, to remain in compliance with Nasdaq's order, the Company must solicit proxies and hold an annual meeting of stockholders on or before June 30, 2003. The Company mailed proxy materials on or about April 28, 2003 and has scheduled an annual meeting for May 20, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     The following discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our unaudited condensed consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from our current expectations. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial statements.

  Revenue Recognition

  General

     We follow the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") and Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), for revenue recognition. Under SOP 97-2 and SAB 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

     We have entered into various arrangements that contain multiple elements, including licensing fees and advertising on various platforms, which may be in more than one of our segments ("multiple-element arrangements"). For example, a customer may license certain of our technology and purchase an advertising package from us to provide the customer with print advertising in TV Guide Magazine, an online platform or on the IPG platform. Multiple-element arrangements may include situations where we are both a vendor and a cooperative advertiser. See "Multiple-Element Arrangements" below.

   License Fees

     We license our proprietary technologies to consumer electronics manufacturers and to service providers, including multiple system operators ("MSOs") and other owners and operators of cable television systems, telephone networks, Internet service providers, Internet websites, direct-to-home broadcast satellite providers, wireless systems and other multi-channel video programming distributors. It is our normal practice to enter into written agreements with our customers. We generally recognize such license fees based on a per unit shipped model (with consumer electronics manufacturers) or a per subscriber model (with service providers). Our revenues from per unit license fees are recognized in the period the manufacturers report the number of units shipped. Revenues from per subscriber fees are recognized in the month services are provided by a licensee, as reported to us by the licensee. See "Multiple-Element Arrangements" below.

     Revenues from annual and other license fees generally are recognized based on the specific terms of the license agreements. For instance, we have entered into certain arrangements under which substantial flat fees were paid upfront in addition to ongoing per-unit license fees. In such cases, the pre-paid fees are deferred and recognized as revenue on a straight line basis over the term of the agreement. In certain cases, we will license our technology for an unlimited number of units over a specified period of time and for which we have continuing obligations. We record the fees associated with these arrangements on a straight line basis over the specified term. In addition, we have licensing arrangements with MSOs under which we share a portion of the interactive platform advertising revenue that we generate through the MSO. In some cases, we guarantee that a substantial portion of the MSO's license fees paid to us will be reimbursed to the MSO through our ad-sharing obligation. To the extent the ad-sharing fees are not sufficient to meet these guarantees, we are obligated to purchase advertising on the MSO's platform. Because the license fee is not fixed or determinable until resolution of the sharing or advertising buyback, which is typically settled quarterly, the advertising buyback guarantees and advertising sharing are netted against the license fees so that only a net license fee amount is recognized.

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

     Revenue is allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar cash arrangements with unrelated parties that are not part of a multiple-element arrangement. When sufficient evidence of the fair values of the individual elements does not exist, revenue is not allocated among them until that evidence exists. Instead, the revenue is recognized as earned using revenue recognition principles applicable to the entire arrangement as if it were a single-element arrangement. At this time, in all instances where IPG advertising is part of a multiple-element transaction, no revenue is allocated to IPG advertising for accounting purposes, and all revenue is allocated to other elements of the transaction. For accounting purposes, we expect to record IPG advertising associated with multiple-element arrangements in this manner until such time as we conclude that we can determine the fair value of IPG advertising in a reliable, verifiable and objective manner.

   Purchase Accounting

     The Company's acquisitions of TV Guide and SkyMall have been accounted for under the purchase method of accounting for business combinations. The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization expense recorded in a given period.

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

     We have a significant amount of property and equipment and intangible assets. The determination as to whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable involves management's judgment. In addition, should we conclude that recoverability of an asset is in question, the estimate of undiscounted future operating cash flows is used to determine whether an asset is recoverable and, if not, the final determination of the fair value of the asset is also based on the judgment of management. These judgments can be impacted by a variety of underlying assumptions, such as the general business climate, effectiveness of competition and supply and cost of resources. Accordingly, actual results can differ significantly from the assumptions made by management in making its estimates. Future changes in management's estimates could result in indicators of impairment and actual impairment charges where none exist as of the date of this report.

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

     We have income both from foreign and domestic sources. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of our actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of March 31, 2003, we have established a valuation allowance of $28.0 million against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

   Legal and Other Loss Contingencies

     A significant amount of management estimation is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to the Company's consolidated results of operations and financial position.

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

     The following table sets forth certain unaudited financial information for the Company for the three months ended March 31, 2003 and 2002 (in thousands):

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                -------------------
                                                                                  2003       2002
                                                                                --------  ---------
Statement of Operations Data:
Revenues ......................................................                 $227,883   $260,481
Operating expenses:
      Operating expenses, exclusive of expenses shown below ...                  196,729    207,197
      Stock compensation ......................................                   39,595     17,126
      Depreciation and amortization ...........................                   65,662    106,275
      Impairment of intangible assets .........................                       --     11,038
                                                                                --------   --------
                                                                                 301,986    341,636
                                                                                --------   --------
Operating loss ................................................                  (74,103)   (81,155)

Interest expense ...........................................................      (1,953)    (2,660)
Other income (expense), net ................................................         748     (7,303)
                                                                                --------  ---------
Loss before income taxes and cumulative effect of an accounting change .....     (75,308)   (91,118)
Income tax benefit .........................................................     (29,946)   (43,480)
                                                                                --------  ---------
Loss before cumulative effect of an accounting change ......................     (45,362)   (47,638)
Cumulative effect of an accounting change, net of tax ......................          --   (223,225)
                                                                                --------  ---------
Net loss ...................................................................    $(45,362) $(270,863)
                                                                                --------  ---------
Other Financial Data:
      Net cash provided by (used in):
            Operating activities ...........................................    $ 16,213  $  81,130
            Investing activities ...........................................       8,619     17,785
            Financing activities ...........................................     (26,898)   (34,444)

Consolidated Results of Operations

     Revenues for the three months ended March 31, 2003 were $227.9 million, a decrease of $32.6 million or 13%, compared to the same period in 2002. The decrease in revenues was primarily attributable to a $12.9 million decrease in TV Guide Magazine's newsstand and subscription revenues, an $18.8 million decrease in Superstar/Netlink C-band subscriber revenues, a $1.1 million decrease in IPG advertising revenue and a $5.0 million decrease in revenues from Thomson, which has ceased paying while aspects of potential new digital satellite system ("DSS") and IPG agreements are being discussed. This decrease was partially offset by a $4.9 million increase in VCR Plus+ revenues and $4.5 million in DSS revenues associated with a payment from a licensee for past periods.

     For the three months ended March 31, 2003, operating expenses were $196.7 million, a decrease of $10.5 million, or 5%, compared to the same period in the prior year. The decrease was primary attributable to reduced programming costs for Superstar/Netlink and production costs at TV Guide Magazine, which were partially offset by a significant increase in legal and other corporate costs.

     Included in stock compensation expense for the three months ended March 31, 2003 is $33.7 million related to stock options held by the Company's former chief executive officer and former chief financial officer. As described more fully in Note 11 to the Condensed Consolidated Financial Statements-Unaudited, the Company terminated the former executives' employment for cause on April 18, 2003. In 1998, the executives entered into employment agreements that provided for accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. The intrinsic value was computed as the difference between the exercise price per share and the stock price per share on the new measurement date multiplied by the number of options. Compensation expense is recognized only when the Company determines that these executives will benefit from the extension of the post-employment exercise period. As a result of the termination, the Company recognized a pre-tax stock compensation charge of $33.7 million during the three months ended March 31, 2003.

     To the extent that other executives have had similar modifications to their options, a potential future compensation charge may occur if the executives benefit from the modification.

     Stock compensation expense also includes the amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options assumed by the Company. The unearned compensation is being amortized over the remaining vesting period of the options using an accelerated method. During the three months ended March 31, 2003, stock compensation expense included the amortization of unearned compensation arising from the issuance of restricted stock in connection with the 2002 management restructuring. During the first quarter of 2003, excluding the $33.7 million charge described above, stock compensation expense was $5.9 million as compared with $17.1 million in the first three months of 2002. During the first quarter of 2002, stock compensation expense included $12.9 million of accelerated unearned compensation resulting from an executive who separated from the Company in 2002, and $200,000 arising from the issuance of options to the Company's former chief executive officer in 1998. Stock compensation expense for the quarter ended March 31, 2003 includes $4.8 million relating to restricted stock that was to be issued to two former executives in connection with the management restructuring in the fourth quarter of 2002. This amount, along with $2.9 million recognized in 2002, will be reversed in the second quarter of 2003, since these executives were terminated in April 2003 and the restricted stock will not be issued.

     Depreciation and amortization during the three months ended March 31, 2003 was $65.7 million, a decrease of $40.6 million, or 38%, compared to the same period in 2002. The decrease in depreciation and amortization for the three-month period was primarily a result of impairment charges recorded during 2002 on certain intangible assets with finite lives, which reduced amortization in subsequent periods.

     Impairment of intangible assets for the three months ended March 31, 2002 represents a write-down of the carrying amount of finite-lived intangible assets.

     Interest expense was $2.0 million for the three months ended March 31, 2003 compared to $2.7 million for the same period in 2002. The decrease in interest expense was attributable to lower debt levels together with lower interest rates during 2003.

     Other income, net increased to $748,000 for the three months ended March 31, 2003 compared to other expense, net of $7.3 million for the same period in 2002. The increase in other income (expense) was primarily due to a $5.1 million write-down during the first three months of 2002 of certain marketable securities held by one of the Company's equity-method investees. The decline in the fair value of such securities was determined to be other than temporary. No similar write-downs were recognized in the first three months of 2003. Additionally, the Company recorded a $2.0 million gain on the sale of marketable securities in the first quarter of 2003.

     The income tax benefit as a percentage of loss before income taxes and cumulative effect of an accounting change was 40% for the three months ended March 31, 2003 compared to 48% for the same period in 2002. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carry forwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is reasonable that the Company's current and future tax expense as a percentage of income before income taxes may vary from period to period.

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

Segment Results of Operations

     Effective January 1, 2003, the Company restructured its businesses into four groups which also represent its reportable business segments. Segments are now organized along three industry lines in addition to a segment comprising certain corporate functions and related expenses. The Publishing Segment consists of the Company's print and electronic publishing units and websites including TV Guide Magazine and Gemstar eBook brands, as well as TV Guide Online and SkyMall catalog sales. The Publishing Segment also includes TV Guide Data Solutions, a newly formed data collection and distribution business that gathers program listings and channel lineups. The Cable and Satellite Segment offers products and services to consumers and service providers in the cable and satellite industry. The businesses in this segment include TV Guide Channel, TV Guide Interactive, TVG Network, Superstar/Netlink Group, UVTV, SpaceCom and several other smaller related businesses. The Consumer Electronics Licensing ("CE Licensing") Segment is responsible for the licensing of the Company's proprietary technologies and intellectual property to the consumer electronics ("CE") manufacturing industry and interactive television software providers, and for the sale of advertising carried on the IPGs deployed in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ system brand in North America and under other brands in Europe and Asia, and IPGs marketed under the GUIDE Plus+ and new TV Guide On Screen brands in North America, and under the G-GUIDE brand in Asia. This segment also licenses intellectual property to interactive television software providers and manufacturers of set-top boxes for the DSS industry, and to program listings providers in the online, personal computer and other non-television businesses. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and certain litigation. The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions that are managed centrally, and related costs such as certain litigation and insurance costs.

     Previously, the Company had segmented its businesses by revenue type, which required allocation of operating results for certain business units, principally TV Guide Interactive, TVG Network and SkyMall, between two or more segments. By contrast, the Company's new segments reflect full operating results of their respective business units. This change is intended to provide greater business unit accountability and improve the transparency of operating performance. The Company's previous reportable segments were identified as Technology and Licensing, Interactive Platform and Media and Services. Amounts for the three months ended March 31, 2002 have been reclassified to conform to the 2003 presentation.

     Segment information for the three months ended March 31, 2003 and 2002 is presented and reconciled to consolidated loss before income taxes and cumulative effect of an accounting change as follows (in thousands):

                                                                               Three Months Ended
                                                                                   March 31,
                                                                              --------------------
                                                                                2003       2002
                                                                              --------   ---------
Publishing Segment:
  Revenues .................................................................  $108,987   $ 123,010
  Operating Expenses(1) ....................................................    97,119     104,867
                                                                              --------   ---------
    Adjusted EBITDA(2) .....................................................  $ 11,868   $  18,143
                                                                              --------   ---------
Cable and Satellite Segment:
  Revenues .................................................................  $ 85,033   $ 105,585
  Operating Expenses(1) ....................................................    51,982      63,390
                                                                              --------   ---------
    Adjusted EBITDA(2) .....................................................  $ 33,051   $  42,195
                                                                              --------   ---------
CE Licensing Segment:
  Revenues .................................................................  $ 33,863   $  31,886
  Operating Expenses(1) ....................................................    22,216      21,080
                                                                              --------   ---------
    Adjusted EBITDA(2) .....................................................  $ 11,647   $  10,806
                                                                              --------   ---------
Corporate Segment:
  Operating Expenses(1) ....................................................  $ 25,412   $  17,860
                                                                              --------   ---------
    Adjusted EBITDA(2) .....................................................  $(25,412)  $ (17,860)
                                                                              --------   ---------
Consolidated:
  Revenues .................................................................  $227,883   $ 260,481
  Operating Expenses(1) ....................................................   196,729     207,197
                                                                              --------   ---------
    Adjusted EBITDA(2) .....................................................  $ 31,154   $  53,284
  Stock Compensation Expense ...............................................    39,595      17,126
                                                                              --------   ---------
  EBITDA(3) ................................................................  $ (8,441)  $  36,158
  Depreciation and amortization ............................................   (65,662)   (106,275)
  Impairment of intangible assets ..........................................        --     (11,038)
                                                                              --------   ---------
  Operating loss ...........................................................   (74,103)    (81,155)
  Interest expense .........................................................    (1,953)     (2,660)
  Other income (expense), net ..............................................       748      (7,303)
                                                                              --------   ---------
  Loss before income taxes and cumulative effect of an accounting change ...  $(75,308)  $ (91,118)
                                                                              --------   ---------

(1) Operating expenses means operating expenses, excluding stock compensation expense, depreciation and amortization and impairment of intangible assets.
(2) Adjusted EBITDA is defined as operating (loss) income, excluding stock compensation expense, depreciation and amortization and impairment of intangible assets. Due to purchase accounting related to our mergers with TV Guide on July 12, 2000 and SkyMall on July 18, 2001, the results of operations reflect significant increases in amortization of finite-lived intangible assets. Accordingly, our industry segments (Publishing, Cable and

     Satellite and CE Licensing) are measured based on adjusted EBITDA. We believe adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our management to measure the operating profits or losses of our business.
(3) EBITDA is defined as operating (loss) income, excluding depreciation and amortization and impairment of intangible assets. EBITDA is presented supplementally as we believe it is a standard measure commonly reported and widely used by analysts, investors and others associated with our industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States that are presented in the financial statements included in this report. Additionally, our calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

Publishing Segment

     The Publishing Segment is responsible for the operations of TV Guide Magazine, the Company's eBook businesses in North America and Europe, the online website TV Guide Online, SkyMall and TV Guide Data Solutions, a data collection and distribution unit.

     For the three months ended March 31, 2003, revenues for the Publishing Segment were $109.0 million compared to $123.0 million for the same period in 2002. Revenues in this segment decreased by $14.0 million, primarily due to decreased revenues earned by TV Guide Magazine.

     The following table shows the breakdown of revenues in the Publishing Segment by business unit (in thousands):

                                                Three       Three
                                                Months      Months
                                                Ended       Ended
                                              March 31,    March 31,    Increase
                                                 2003        2002      (Decrease)
                                                 ----        ----      ----------
Publishing Segment:
  TV Guide Magazine ........................   $ 97,095    $109,816    $(12,721)
  TV Guide Online ..........................        812         749          63
  TV Guide Data Services ...................         76          86         (10)
  Gemstar eBook ............................      1,574       1,748        (174)
  SkyMall ..................................      9,430      10,611      (1,181)
                                               --------    --------    --------
    Total ..................................   $108,987    $123,010    $(14,023)
                                               ========    ========    ========

     TV Guide Magazine experienced a 15% increase in new subscribers acquired during the first quarter of 2003 compared with the same period in 2002, and maintained renewal rates consistent with historical results. However, the magazine continues to face declines in overall circulation revenue. The declines are primarily the result of a reduced level of investment in subscriber acquisition in recent years, and also due to reduced newsstand sales. At March 31, 2003, TV Guide Magazine had a rate base of 9.0 million, which was unchanged from its rate base as of March 31, 2002. However, the number of bulk sold subscriptions increased from 1.5 million copies at March 31, 2002 to 2.4 million copies at March 31, 2003. Bulk sold subscriptions produce little or no circulation contribution and are of substantially lesser economic value than other sources of circulation. However, these copies generate additional advertising revenues. The new management team at the magazine is engaged in efforts designed to stabilize the paid circulation of the magazine. We expect our individually paid circulation to continue to decline during the second and third quarters of 2003, but improve during the fourth quarter of 2003. In order to achieve this objective, the Company intends to make an investment in the magazine business of $10 million to $20 million during the remainder of 2003.

     Also during the three months ended March 31, 2003, advertising revenues increased by $2.6 million over the same period in 2002, and partially offset a $12.9 million decrease in revenues due to declines in circulation and a $2.4 million decline in other revenues related to the Company's exit from the magazine distribution business in the second quarter of 2002. The advertising gains were primarily a result of a 21% increase in program promotion advertising over the comparable period in 2002, which offset weakness in conventional advertising.

     TV Guide Online derives revenues from subscriber and licensing arrangements, advertising and merchandising sales. Revenues for the first quarter increased by 8% from $0.7 million in 2002 to $0.8 million in 2003, primarily due to an increase in advertising revenues resulting from an improved advertising market and efforts to increase brand awareness.

     SkyMall's net revenues are composed of commissions received on the sale of merchandise advertised in its in-flight catalog or on its website www.skymall.com, the selling price of merchandise sold through loyalty programs and placement fees paid by participating merchants to include their products or advertisements in SkyMall's catalog. Net revenues decreased for the three months ended March 31, 2003 principally due to decreases in loyalty program revenues and placement fees. The Company is evaluating all of its strategic alternatives for its SkyMall subsidiary.

     Gemstar eBook revenues declined from $1.7 million in the first quarter of 2002 to $1.6 million in the first quarter of 2003. Revenues are earned through licensing of technology and selling e-book devices and content. The decline was due to decreased sales of devices and content. The Company is evaluating its strategic alternatives for its Gemstar eBook subsidiary, including a joint venture, divestiture or shutdown.

     Expenses in this segment for the three months ended March 31, 2003 were $97.1 million compared with $104.9 million for the same period in 2002, a decrease of 7%. The decrease in expenses was primarily attributable to cost savings from exiting the magazine distribution business in 2002 and decreases in printing and postage expenses.

Cable and Satellite Segment

     The Cable and Satellite Segment operates Superstar/Netlink Group (SNG), TV Guide Channel, TV Guide Interactive Program Guide (IPG), TVG Network (TVG) and several other smaller related businesses. SNG delivers television programming to C-band satellite dish owners. TV Guide Channel combines original programming content with comprehensive television listings information for distribution to multichannel video providers. TV Guide Interactive is an interactive television guidance system that can be integrated into digital cable and satellite set-top boxes. TVG is a 24-hour horseracing and interactive wagering network.

     Segment revenues for the three months ended March 31, 2003 were $85.0 million, a decrease of $20.6 million, or 19%, from $105.6 million for the comparable quarter of 2002. The decrease was primarily attributable to a continuing decline in C-band subscribers in our SNG business unit, along with a decline in IPG advertising revenue.

      The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

                                                Three       Three
                                                Months      Months
                                                Ended       Ended
                                              March 31,    March 31,    Increase
                                                 2003        2002      (Decrease)
                                                 ----        ----      ----------
Cable and Satellite Segment:
  Superstar/Netlink Group ..................   $ 44,537    $ 63,353    $(18,816)
  TV Guide Channel .........................     25,544      24,536       1,008
  TV Guide Interactive .....................      4,660       7,155      (2,495)
  TVG Network ..............................      3,442       1,583       1,859
  Other ....................................      6,850       8,958      (2,108)
                                               --------    --------    --------
    Total ..................................   $ 85,033    $105,585    $(20,552)
                                               ========    ========    ========

     The C-band direct-to-home satellite market, in which SNG operates, continues to decline due to the growth of the newer generation DSS systems and continued cable system expansions. Moreover, SNG's decline has been accelerated due to the success of the Company's subscriber conversion program with DISH Network. On November 2, 1999, SNG signed an agreement with DISH Network to promote and solicit orders for DISH Network. In exchange, SNG receives an initial commission for each current or past SNG subscriber who subscribes to DISH Network and a monthly residual commission over the life of the agreement. The decline in SNG subscribers as a result of this agreement is expected to continue. During the three months ended March 31, 2003, the number of C-band subscribers in the industry decreased by 9% to approximately 534,000 subscribers. At March 31, 2003, SNG provided service to 321,000 of these subscribers, a decrease of 11% from the subscribers served by SNG as of December 31, 2002. We expect the declines of the subscriber base of the C-band industry, and the resulting impact on revenues in this segment, to continue during 2003 and 2004. The impact of the subscriber decline on revenue was partially offset by an increase in the price of programming packages offered by SNG, and revenues earned from the subscriber conversion agreement with DISH Network.

     TV Guide Channel generated revenue of $25.5 million in the first quarter of 2003 compared to $24.5 million in the same period of 2002. Growth in advertising was largely offset by revenue declines due to lost distribution. The Company believes that growth in digital cable subscribers could increase the risk that service providers would discontinue carriage of TV Guide Channel, a network that is viewed as primarily geared toward analog subscribers. The Company plans to moderately increase its investment in programming in this business with the goal of repositioning the product for the digital cable and satellite environment.

     TV Guide Interactive revenues decreased by $2.5 million for the three months ended March 31, 2003 as compared with the same period in the prior year due to a $1.5 million reduction in advertising revenue and a $1.0 million decrease in licensing revenue caused by the acquisition of one of the Company's licensees by another of the Company's licensees which resulted in a lower combined rate. Distribution of TV Guide Interactive reached 10.2 million subscribers as of March 31, 2003, up 24% from the same period in the prior year.

     This segment also includes revenues derived from licensing TVG's intellectual property and content to third parties and from interactive wagering activities in certain markets. For the quarter ended March 31, 2003, TVG's revenues were $3.4 million compared with $1.6 million for the same period in 2002, an increase of 117%, reflecting the addition of a licensee in May 2002 and increased wagering volumes due to the launch of the Company's product in California.

     Expenses in this segment for the first three months of 2003 were $52.0 million, a decrease of $11.4 million, or 18%, from $63.4 million for the comparable quarter of 2002. The decrease in expenses was primarily due to reduced programming fees at SNG associated with the decrease in the number of C-band subscribers.

Consumer Electronics Licensing (CE Licensing) Segment

     The CE Licensing Segment operates GUIDE Plus+, VCR Plus+ and engages in other intellectual property licensing activities. GUIDE Plus+ is an interactive program guide (IPG) technology and service for the digital consumer electronics arena. It is integrated into various CE devices, including televisions and digital recording devices such as DVD recorders and personal video recorders under license agreements with the manufacturers of such products. The CE Licensing Segment is also responsible for the sale of advertising carried on the IPGs that are deployed in CE products. In addition, this segment incurs the costs associated with patent prosecution and certain litigation.

     Revenues in the CE Licensing Segment were $33.9 million for the three months ended March 31, 2003 compared with $31.9 million for the same period in the prior year, an increase of $2.0 million, or 6%, primarily attributable to increased shipments of products by licensees incorporating VCR+ technology.

     The following table shows the breakdown of revenues in the CE Licensing Segment by product (in thousands):

                                                Three       Three
                                                Months      Months
                                                Ended       Ended
                                              March 31,    March 31,    Increase
                                                 2003        2002      (Decrease)
                                                 ----        ----      ----------
CE Licensing Segment:
  VCR Plus+ ................................   $ 22,347    $ 17,454    $  4,893
  GUIDE Plus+ ..............................      5,370       7,800      (2,430)
  DSS ......................................      4,951       4,643         308
  Other ....................................      1,195       1,989        (794)
                                               --------    --------    --------
    Total ..................................   $ 33,863    $ 31,886    $  1,977
                                               ========    ========    ========

     Our VCR Plus+ business includes products sold under the VCR Plus+ brand in North America, the G-Code brand in Asia and the ShowView brand in Europe (collectively referred to as the "VCR Plus+ business"). During the three months ended March 31, 2003, VCR Plus+ revenues increased $4.9 million due to the signing of a number of new agreements subsequent to the first three months of 2002. While VCR shipments continue to decline dramatically in North America, the trend in Europe and Asia is toward continued use of our VCR PlusCodes to record television programs in next generation products. Because the vast majority of the Company's VCR Plus+ business revenues come from regions that continue to use our technology in next-generation products, we expect only moderate continued declines in revenues overall. Despite the increase in revenues during the first quarter, we expect revenues to continue to decline during the remainder of 2003 and beyond. Over time, we believe that much of the domestic and international VCR Plus+ business will be replaced by hard disk and DVD recorders. As manufacturers move toward developing and selling hard disk recorders, we have begun licensing our IPG technology as the navigational technology that drives recording in these devices. In many cases, manufacturers are including both VCR Plus+ technology and IPG technology in the same device.

     In the area of IPG technology, our CE Licensing business has experienced lower than expected growth due to manufacturers' reluctance to incorporate our products in their analog devices because of the high cost of such incorporation. Recently however, the FCC mandated that CE manufacturers transition the majority of their sales of large televisions to digital products by 2004. The cost of incorporating our IPG products into a digital device is dramatically lower than the cost of incorporating these products into an analog device. As manufacturers have begun to make plans for this transition, we have seen a growing interest by CE manufacturers to enter into agreements with us to incorporate our products. The Company believes that the potential revenue growth that may result from the transition by CE manufacturers to digital television sales may be offset in the short term by lower revenues in our set-top box business as a result of our strategy of pursuing recurring license payments from cable and satellite service providers instead of one-time up-front license fees from CE manufacturers. In the longer term, the Company believes that this strategy will result in higher overall revenues.

       During the three months ended March 31, 2003, revenues in the GUIDE Plus+ business, which includes products sold under the TV Guide On Screen brand in North America and the G-GUIDE brand in Asia, declined $2.4 million due to decreased licensing fees from Thomson as the Company and Thomson are currently renegotiating certain aspects of their IPG license agreement. There can be no assurance that such renegotiation will be successful. This decline was partially offset by increased advertising revenues.

       In October 2000, we received $188.0 million in cash from a set-top box manufacturer to settle outstanding arbitration and litigation proceedings. Of the $188.0 million cash received, $129.6 million was in prepayment of a 10-year technology licensing agreement. This prepayment is being amortized into income over the term of the license on a straight-line basis. GUIDE Plus+ revenues in the CE Licensing Segment for the quarters ended March 31, 2003 and 2002 include $3.2 million in each period, recognized in connection with this agreement. Additionally, GUIDE Plus+ revenues included $1.0 million in each of the three months ended March 31, 2003 and 2002, related to amortization of deferred revenue balances from other licensing prepayments. At March 31, 2003, an aggregate $127.4 million of deferred GUIDE Plus+ revenues remained to be recognized over the remaining terms of the underlying agreements.

       License fees from DSS set-top box suppliers were $5.0 million and $4.6 million for the three months ended March 31, 2003 and 2002, respectively. This increase was due primarily to $4.5 million in DSS revenues associated with a payment from a licensee for past periods. The effect of this payment was offset by decreased licensing fees from Thomson, as the Company and Thomson are currently renegotiating certain aspects of their license agreement. There can be no assurance that such negotiation will be successful. Consistent with the Company's revenue recognition accounting policy, the Company ceased recording revenue related to the license agreement until cash is received. Generally, DSS revenues have declined in recent quarters due to slowing growth in the shipment of set-top boxes, lower pricing per box due to shifts in market share and non-payment of license fees by a key manufacturer.

       Expenses in this segment for the quarter ended March 31, 2003 were $22.2 million compared to $21.1 million for the same period in 2002. The increase in segment expenses was the result of an increase in patent litigation costs to $11.3 million for the first three months of 2003 from $9.5 million for the first three months of 2002.

Corporate Segment

       The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions that are managed centrally, and related costs such as certain litigation and insurance costs. During the three months ended March 31, 2003, segment expenses were $25.4 million as compared with $17.9 million for the same quarter of 2002, an increase of $7.6 million, or 42%, primarily attributable to increases in legal expenses related to corporate governance and litigation, audit and other professional fees and insurance premiums. The Company recorded compensation charges in the first three months of 2002 associated with the separation of a former executive from the Company. No such charges were incurred in the comparable period of 2003. The resulting decrease in compensation expense partially offset increased segment expenses.

Liquidity and Capital Resources

       As of March 31, 2003, the Company's cash, cash equivalents and current marketable securities were $349.9 million. In addition, the Company has $37.2 million in a segregated account designated as restricted cash pursuant to the November 2002 management restructuring agreement. On May 9, 2003, the United States District Court for the Central District of California ordered the Company to continue to hold the funds for a period of 45 days pursuant to a petition filed by the Securities and Exchange Commission under the Sarbanes-Oxley Act. During the three months ended March 31, 2003, the Company repaid $23.0 million in debt and capital lease obligations, which resulted in aggregate outstanding debt and capital lease obligations, both short-term and long-term, at March 31, 2003 of $233.2 million. At March 31, 2003, cash, cash equivalents and marketable securities (excluding the $37.2 million of restricted cash) exceeded debt and capital lease obligations by $116.7 million.

      Based on past performance and future expectations, the Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and short-term marketable securities balances, will be sufficient to satisfy its expected working capital (including litigation settlements; see Note 4 to the Condensed Consolidated Financial Statements-Unaudited), capital expenditure and debt requirements in the foreseeable future. The Company does not have any material commitments for capital expenditures.

       Net cash flows from operating activities were $16.2 million for the three months ended March 31, 2003 compared to $81.1 million generated during the three months ended March 31, 2002. The decrease was primarily due to a decline in revenues attributable to the Company's ongoing operating activities, combined with higher cash flows in the three months ended March 31, 2002 from the liquidation of receivables in connection with the Company's exit from the magazine wholesale distribution business, and increased working capital needs due to a reduction in accounts payable and accrued expenses. This cash flow, plus proceeds from sales and maturities of marketable securities of $10.4 million and proceeds from the sale of assets of $814,000 was used to fund $23.0 million for repayment of long-term debt and capital lease obligations, $2.6 million for capital expenditures, and $3.9 million for distributions to minority interests.

      The Company's wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million four-year amortizing term loan. The credit facility and term loan expire in February 2005. Borrowings under the credit facility and term loan bear interest (2.31% at March 31, 2003) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to TV Guide's leverage ratio, as defined in the loan documents. The credit facility and term loan are guaranteed by certain subsidiaries of TV Guide and the stock of certain TV Guide subsidiaries is pledged as collateral. The credit facility and term loan restrict TV Guide's ability to pay dividends. This restriction does not apply to the Company's ability to pay dividends. In addition, TV Guide is required to maintain certain financial covenants. As of March 31, 2003, TV Guide was in compliance with these covenants. The credit facility and term loan also restrict the transfer of assets by TV Guide to the Company. As of March 31, 2003, TV Guide had available borrowing capacity under the six-year revolving credit facility of $160.6 million.

      Principal payments of $67.5 million in the remainder of 2003 and $23.0 million in 2004 are scheduled for payment under the $300 million amortizing term loan. Outstanding borrowings at March 31, 2003 and December 31, 2002 were $138.4 million for both periods under the revolving credit facility and $90.5 million and $113.0 million, respectively, under the term loan. At March 31, 2003, the Company had an outstanding letter of credit issued under the revolving credit facility for $1.0 million. The Company has determined that TV Guide may be unable to maintain compliance with a financial covenant in its term loan agreement that requires it to maintain a minimum ratio of EBITDA to fixed charges, as defined in the agreement, during the latter part of 2003. While the Company believes that its current financial liquidity position gives it adequate flexibility to refinance the term loan or seek other alternatives before the financial covenant requirements are violated, there can be no assurance that any measures taken to maintain compliance or to mitigate the effects of any noncompliance will be successful.

       The Company is a party to a loan guarantee to assist a key printing services supplier in obtaining a line of credit and term loans with a bank. The loans permitted the printer to continue providing services to the Company. The maximum exposure to the Company under this guarantee is $10.0 million.

       The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

      The Company collects in advance a majority of its TV Guide Magazine subscription fees, Superstar/Netlink subscription fees and certain of its UVTV superstation revenues. In addition, the Company receives nonrefundable prepaid license fees from certain licensees. As of March 31, 2003, current and long-term deferred revenue totaled $367.3 million. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

      The SEC has issued a formal order of investigation to determine whether the Company has violated Federal securities laws. Although the Company has fully cooperated with the SEC in this matter and intends to continue to fully cooperate, the SEC may determine that the Company has violated Federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that the Company has violated Federal securities laws, the Company may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

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

Related Party Transactions and Other Significant Relationships

      As of March 31, 2003, News Corporation beneficially owns approximately 43% of the Company's outstanding common stock. The Company charged entities controlled by News Corporation $5.0 million and $4.6 million for advertising and other services in the three months ended March 31, 2003 and 2002, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $765,000 and $1.7 million, respectively. The Company also has the right to transmit IPG data in the vertical blanking interval of each television broadcast station owned and operated by an affiliate of News Corporation. In exchange for that right, the affiliate's stations are entitled to a preferred position on the IPG in their designated market areas. As of March 31, 2003 and December 31, 2002, the Company had receivables due from News Corporation-controlled entities totaling $3.2 million and $4.0 million, respectively, and payables due to News Corporation-controlled entities totaling $198,000 and $249,000, respectively. The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company's behalf. Expenses associated with these costs approximated $966,000 and $1.1 million for the three months ended March 31, 2003 and 2002, respectively. News Corporation also provides the Company with the services of the Company's acting chief financial officer. Expenses associated with these services approximated $200,000 for the three months ended March 31, 2003. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations. For the first three months in 2003 and 2002, the Company also purchased catalog inventory and eBook content from News Corporation controlled entities totaling $61,000 and $39,000, respectively.

      The Company has included in the amounts discussed above, transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

      The Company, through its wholly owned subsidiary, TV Guide On Screen, Inc., leases 18,887 square feet of office space from CMT Partners, LP. The two sons of Douglas Macrae, an executive officer and member of the Board of Directors of the Company, through the 1991 DBM Descendants Trust ("DBM"), own a 45% interest in CMT Partners, a privately held real estate partnership. The remaining term of the current lease between the Company and CMT Partners is one year with a renewal option at the expiration of the term. Rent expense recognized under this lease for the three months ended March 31, 2003 and 2002 was $104,000 and $125,000, respectively. DBM receives distributions from CMT Partners, which include profits from the lease arrangement with the Company.

      The Company has multiple transactions with Thomson, which include Thomson's licensing of the Company's VCR Plus+ technology and GUIDE Plus+ IPG. In connection with the IPG license, Thomson agreed to certain advertising commitments on the Company's platforms, primarily the IPG platforms, and to certain marketing and promotion commitments on Thomson products carrying the Company's technology (that were to be funded by the Company). In addition, the two companies were joint venture partners in the sale of advertising on electronic program guides on televisions. During the three months ended March 31, 2003 and 2002, revenues earned from the relationship with Thomson were $1.6 million and $6.6 million, respectively. In accordance with the Company's revenue recognition policy, revenues for Thomson are recorded net of amounts paid to Thomson for market development arrangements.

As of March 31, 2003 and December 31, 2002, the Company had receivables due from Thomson of $7.3 million and $6.1 million, respectively, and payables due to Thomson totaling $7.5 million at both dates.

      In the fourth quarter of fiscal 2002, the Company and Thomson began renegotiating certain aspects of their existing IPG agreements and certain related agreements. Consistent with the Company's revenue recognition accounting policy, the Company did not record revenue and cooperative advertising expenses during the quarter ended March 31, 2003 while certain aspects of the agreements were under renegotiation.

Recent Accounting Pronouncements

      In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"), which is effective for revenue arrangements entered into in fiscal periods after June 15, 2003. This abstract addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption can be overcome if there is sufficient evidence to the contrary. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company does not expect that the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

      In November 2002, the EITF reached a consensus on EITF Issue No. 02-16, Accounting for Consideration Received from a Vendor by a Customer ("EITF 02-16"). EITF 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. The provisions of EITF 02-16 apply to all agreements entered into or modified after December 31, 2002. The Company does not expect the provisions of EITF 02-16 to have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires variable interest entities (commonly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective for the Company during the third quarter of 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial position.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other portions of this Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "may," "will," "continues," "believes," "intends," "anticipates," "estimates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, those referred to below in "Certain Risks Affecting Business, Operating Results and Financial Condition" and elsewhere in this Form 10-Q. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to those discussed below. Such factors, together with the other information in this Form 10-Q, should be considered carefully in evaluating an investment in the Company's common stock. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company's behalf may issue. The Company undertakes no obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

      Recently, our senior management team has undergone major changes with the addition of a new Chief Executive Officer and Acting Chief Financial Officer and several other senior executives, including a new senior management team at TV Guide Magazine. Additionally, we recently announced the appointment of a permanent Chief Financial Officer. The structure of our Board of Directors also has been significantly changed. We are subject to certain risks associated with this new management structure, including, among others, risks relating to employee and business relations, managerial efficiency and effectiveness and overall familiarity with our business and operations. We cannot assure you that this major restructuring of our Board of Directors and senior management team will not adversely affect our results of operations.

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

      The SEC has issued a formal order of investigation to determine whether the Company has violated Federal securities laws. Although the Company has fully cooperated with the SEC in this matter and intends to continue to fully cooperate, the SEC may determine that the Company has violated Federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that the Company has violated Federal securities laws, the Company may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

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

      On August 19, 2002, the Company received a Nasdaq Staff Determination that its securities were subject to delisting from the Nasdaq Stock Market because the Company failed to file its Form 10-Q for the quarter ended June 30, 2002 on or before August 14, 2002. On November 8, 2002, the Nasdaq Listing Qualifications Panel ("Nasdaq Panel") granted the Company's request for an exception to continue its listing on the Nasdaq Stock Market subject to satisfying certain conditions. On April 7, 2003, the Nasdaq Panel notified the Company that it had determined to continue listing the Company's securities on the Nasdaq Stock Market. However, to remain in compliance with Nasdaq's order, the Company must solicit proxies and hold an annual meeting of stockholders on or before June 30, 2003. The Company mailed proxy materials on or about April 28, 2003 and has scheduled an annual meeting for May 20, 2003.

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

      The market for our IPGs has only recently begun to develop, is rapidly evolving and is increasingly competitive. Demand and market acceptance for our IPGs are subject to uncertainty and risk. We cannot predict whether, or how fast, this market will grow or how long it can be sustained. For GUIDE Plus+ and TV Guide On Screen, which are incorporated in consumer electronics products, the deployment rate will depend on the strength or weakness of the consumer electronics industry, and in particular, the sale of television sets, hard disk recorders and DVD recorders. For TV Guide Interactive, which is incorporated into digital set-top boxes, the deployment rate will be dependent on the growth of digital cable television subscribers and our penetration of the market for IPGs for these subscribers. Purchases of consumer electronics products and digital cable television subscriptions are largely discretionary and may be affected by general economic trends in the countries or regions in which such products or subscriptions are offered. If the market for our IPGs develops more slowly than expected or becomes saturated with competitors, our operating results could be adversely impacted. We are re-evaluating the strategy for our U.S. cable and satellite IPG business in light of increased competition, slower than expected growth in distribution and advertising revenue, and unexpected adverse rulings in certain cases.

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

      We provide TV Guide Magazine to households and newsstands and customized monthly program guides to customers of cable and satellite service providers. TV Guide Magazine has seen circulation decline significantly over the past several years. The primary cause of this decline is increased competition from free television listings included in local newspapers, electronic program guides incorporated into digital cable and satellite services, and other sources. Declines in TV Guide Magazine's circulation and operating results may continue and could be significant.

   Our C-band business, which is a significant business, is declining as a result of competition from superior technologies.

      We market and distribute entertainment programming to C-band satellite dish owners in the United States through our approximately 80% owned subsidiary, Superstar/Netlink. The C-band business is declining primarily as a result of competition from DSS and cable television systems. DSS providers such as DISH Network and DirecTV transmit on the Ku band, which uses a higher power signal than C-band satellites, enabling DSS customers to use smaller, less obtrusive satellite dishes. In addition, DSS and digital cable operators transmit digital signals that allow for a larger number of channels, including local network stations, with better audio and video quality than analog systems.

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

      We have entered into agreements with a large number of cable MSOs for distribution of our IPGs. If, as expected, consolidation of the cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps. Although the Company has sought to protect itself against any negative consequences resulting from such transactions with provisions in our agreements with cable MSOs, it is conceivable that certain combinations of events could change the terms of the agreements and such changes could negatively affect our results of operations. In addition, some of our agreements with MSOs allow for the agreement to be terminated prior to the scheduled expiration date at the option of the service provider. Even in the absence of such early termination rights, a service provider that files a bankruptcy petition or otherwise restructures or liquidates could avoid its payment obligations under the agreement in some circumstances. The exercise of any such unilateral termination rights could have a material adverse effect on the amount of revenue received by the Company under these agreements.

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

      IPG program data and advertising data is delivered to network headends, cable headends, and broadcast stations for inclusion in the VBI of television signals for delivery to consumer electronics devices and to local affiliate cable systems for delivery to set-top boxes in subscribers' homes via the out-of-band frequencies of local cable systems. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements governing certain of these relationships can be maintained on economical terms. To populate consumer products devices, we have arrangements for carriage of our data in the VBI of television stations included in the public broadcasting network, independently owned stations, and stations owned and operated by various station group owners. Our contract related to the public broadcasting network stations covers substantially all of the territory required to be covered to effectively transmit our data for delivery to consumer product devices incorporating our IPGs. We nevertheless continue to rely on arrangements, which are not long-term, with station group owners and operators and independently-owned stations for VBI carriage of our program guide and advertising data. Until we fully deploy our VBI carriage contract related to the public broadcasting network stations, we cannot assure you that our carriage arrangements with station group owners and operators and independently owned operators will continue. Furthermore, even if we have full deployment, our data broadcast through the VBI can be, and has been in the past in certain markets, deleted or modified by some of the local cable systems. Widespread deletion or modification of such data could have a material adverse impact on the Company's GUIDE Plus+ or TV Guide On Screen business.

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

      The success of TV Guide Channel is dependent upon achieving broad distribution by MSOs and other service providers. The majority of TV Guide Channel's service-provider customers are not under long-term license agreements, which could result in termination of the service at anytime with minimal prior notice of such discontinuation. A significant decline in distribution of the TV Guide Channel could have a material adverse effect on the amount of licensing and advertising revenue received by the Company.

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

      The price of paper can be a significant factor affecting TV Guide Magazine's operating performance. We do not hedge against increases in paper costs. If paper prices do increase and we cannot pass these costs on to our customers, the increases may have a material adverse effect on us. Postage for product distribution and direct mail solicitations is also a significant, uncontrollable expense to us. Postal rates increased in February 2001, July 2001 and again in June 2002.

   We may not be able to comply with our bank covenants.

      Our wholly owned subsidiary, TV Guide, has a $300 million six-year revolving credit facility and a $300 million term loan. The credit facility and the term loan expire in February 2005 and contain certain financial covenants with which we must comply. The debt level and the covenants contained in these debt instruments could limit our flexibility in planning for or reacting to changes in our business because certain financing options may be limited or prohibited. In particular, TV Guide may not be able to maintain compliance with a financial covenant in its term loan agreement during the coming twelve months. While the Company believes that its current financial position provides adequate liquidity to refinance the loans or seek other alternatives before the financial covenant is violated, we cannot assure you that any measures taken to maintain compliance or to mitigate the effects of any noncompliance will be successful.

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

   Any infringement by us or certain of our licensees on patent rights of others could result in litigation.

      Patents of third parties may have an important bearing on our ability to offer certain products and services. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we plan to offer. We cannot provide assurance that we will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, patent applications in the United States are generally confidential until a patent is issued, so we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications. If one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether the licenses would be available or, if available, whether we would be able to obtain the licenses on commercially reasonable terms. If we were unable to obtain the licenses, we might not be able to redesign our products or services to avoid infringement. Furthermore, the Company provides indemnification protection to certain of its consumer electronics IPG licensees and to certain of its service provider licensees under which the licensees are indemnified and held harmless from certain claims, including claims that the Company's technologies or products infringe other parties' patents.

   An unfavorable outcome of intellectual property litigation or other legal proceedings may adversely affect our business and operating results.

      Our results may be affected by the outcome of pending and future litigation and the protection and validity of patents and other intellectual property rights. Our patents and other intellectual property rights are important competitive tools and many generate income under license agreements. We cannot assure you that our intellectual property rights will not be challenged, invalidated or circumvented in the United States or abroad. Furthermore, we are subject to various antitrust claims asserted by third parties in connection with pending intellectual property litigation. Some of these matters involve potential compensatory, punitive or treble damage claims, or sanctions that, if granted, could have a material adverse effect on the Company. Unfavorable rulings in the Company's legal proceedings, including those described in Note 4, "Legal Proceedings," to the Condensed Consolidated Financial Statements - Unaudited, may have a negative impact on the Company that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of such investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

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

     The emergence of new consumer entertainment products and technologies, changes in consumer preferences and other factors may limit the life cycle of our technologies and any future products we might develop. Our future operations could be adversely impacted by our ability to identify emerging trends in our markets and to develop and market new products and services that respond to competitive offerings, technological changes and changing consumer preferences in a timely manner and at competitive costs. Although we believe that we will continue to develop attractive new products, the industry in which we operate is characterized by rapid changes, including technological changes. The process of developing and marketing new products is inherently complex and uncertain, and there are a number of risks, including the following:

 . we cannot assure you that we will have adequate funding and resources necessary for investments in new products and technologies;

 . we cannot assure you that our long-term investments and commitment of significant resources will result in successful new products or technologies;

 . we cannot assure you that we can anticipate successfully the new products and technologies which will gain market acceptance and that such products can be successfully marketed;

 . we cannot assure you that our newly developed products or technologies can be successfully protected as proprietary intellectual property rights or will not infringe the intellectual property rights of others; and

 . our products may become obsolete due to rapid advancements in technology and changes in consumer preferences.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide's $300.0 million six-year revolving credit facility and $300.0 million four-year amortizing term loan. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Because the interest rates on the credit facility and term loan are variable, based upon the banks' prime rate or LIBOR, the Company's interest expense and cash flow are impacted by interest rate fluctuations. At March 31, 2003, outstanding borrowings under the credit facility and term loan were $138.4 million and $90.5 million, respectively. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $2.3 million in interest expense and a corresponding decrease or increase of $2.3 million in the Company's operating cash flow.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, including our Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation on May 12, 2003 of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Acting Chief Financial Officer completed their evaluation. As described in "Certain Risks Affecting Business, Operating Results and Financial Condition--Risks Related to Our Business," we do not have a comprehensive disaster recovery plan or back-up system, nor fully redundant systems for some of our critical operations, and a disaster could severely damage our operations. The Company is seeking to develop such a plan and expects it to be in place during 2003.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 4 to Condensed Consolidated Financial Statements - Unaudited.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     99.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b. Reports on Form 8-K

     The Company filed a report on Form 8-K under Item 5 on January 9, 2003, announcing the appointment of Stephen H. Kay as Executive Vice President and General Counsel and Jonathan Orlick as President of Intellectual Property.

     The Company filed a report on Form 8-K under Item 5 on January 24, 2003, announcing further anticipated restatements related to previously disclosed review.

     The Company filed a report on Form 8-K under Item 5 on February 7, 2003, announcing the settlement reached with the U.S. Department of Justice.

     The Company filed a report on Form 8-K under Item 5 on February 25, 2003, announcing that the Company's annual meeting of shareholders will be held on May 20, 2003.

     The Company filed a report on Form 8-K under Item 5 on March 11, 2003, releasing information on the cumulative impact of the restatement adjustments announced on January 23, 2003, as well as the impact for the periods identified.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GEMSTAR-TV GUIDE INTERNATIONAL, INC.
                                         (Registrant)

Date: May 15, 2003                       By:   /s/    PAUL HAGGERTY
                                              ------------------------------
                                                      Paul Haggerty
                                              Acting Chief Financial Officer
                                               (Principal Financial Officer)

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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

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

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 15, 2003

                                                        /s/ JEFF SHELL
                                                       --------------------
                                                            Jeff Shell
                                                      Chief Executive Officer
                                                   (Principal Executive Officer)

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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

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

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                                     /s/   PAUL HAGGERTY
                                                    -------------------------
                                                           Paul Haggerty
                                                  Acting Chief Financial Officer
                                                  (Principal Financial  Officer)