Form 10-Q
period 2003-06-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2003-08-14
CIK 923282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 1, 2003, there were outstanding 408,179,000 shares of the registrant’s Common Stock, par value $0.01 per share.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

SIGNATURE	42

Items 2, 3 and 5 of PART II are not applicable and have been omitted.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2003	December 31, 2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$294,003	$350,262
Restricted cash	37,352	37,068
Marketable securities	74	11,456
Receivables, net	128,891	152,522
Deferred tax asset, net	56,221	41,438
Other current assets	26,337	25,202

Total current assets	542,878	617,948
Property and equipment, net	53,108	60,334
Indefinite-lived intangible assets	316,273	316,273
Finite-lived intangible assets, net	229,083	347,551
Goodwill	589,845	589,845
Investments	2,415	2,403
Other assets	127,551	154,820

	$1,861,153	$2,089,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$224,857	$292,427
Current portion of long-term debt and capital lease obligations	45,425	92,348
Current portion of deferred revenue	198,721	219,417

Total current liabilities	469,003	604,192
Deferred tax liability, net	225,622	242,823
Long-term debt and capital lease obligations, less current portion	139,719	163,861
Deferred revenue, less current portion	149,898	163,584
Other liabilities	21,493	20,244
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01 per share	4,182	4,182
Additional paid-in capital	8,425,245	8,422,797
Accumulated deficit	(7,473,737)	(7,405,841)
Accumulated other comprehensive income, net of tax	168	4,204
Unearned compensation	(2,174)	(32,606)
Treasury stock, at cost	(98,266)	(98,266)

Total stockholders’ equity	855,418	894,470

	$1,861,153	$2,089,174

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Publishing	$107,127	$117,123	$216,114	$240,133
Cable and satellite	87,961	104,453	172,994	210,038
Consumer electronics licensing	30,993	37,717	64,856	69,603

	226,081	259,293	453,964	519,774
Operating expenses:
Operating expenses, exclusive of expenses shown below	193,011	201,234	389,740	408,431
Stock compensation	(6,732)	1,368	32,863	18,494
Depreciation and amortization	64,770	108,924	130,432	215,199
Impairment of intangible assets	—	1,294,301	—	1,305,339

	251,049	1,605,827	553,035	1,947,463

Operating loss	(24,968)	(1,346,534)	(99,071)	(1,427,689)
Interest expense	(1,773)	(2,931)	(3,726)	(5,591)
Other expense, net	(2,314)	(1,462)	(1,566)	(8,765)

Loss before income taxes and cumulative effect of an accounting change	(29,055)	(1,350,927)	(104,363)	(1,442,045)
Income tax benefit	(6,521)	(464,944)	(36,467)	(508,424)

Loss before cumulative effect of an accounting change	(22,534)	(885,983)	(67,896)	(933,621)
Cumulative effect of an accounting change, net of tax	—	—	—	(4,188,037)

Net loss	$(22,534)	$(885,983)	$(67,896)	$(5,121,658)

Basic and diluted loss per share:
Loss before cumulative effect of an accounting change	$(0.06)	$(2.15)	$(0.17)	$(2.26)
Cumulative effect of an accounting change, net of tax	—	—	—	(10.14)

Net loss	$(0.06)	$(2.15)	$(0.17)	$(12.40)

Weighted average shares outstanding – basic and diluted	408,158	411,348	408,157	413,067

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Balance at beginning of period	$883,773	$3,161,587	$894,470	$7,374,254

Net loss	(22,534)	(885,983)	(67,896)	(5,121,658)
Other comprehensive income (loss)	898	(4,532)	(4,036)	(3,849)

Comprehensive loss	(21,636)	(890,515)	(71,932)	(5,125,507)

Purchase of treasury stock	—	(63,423)	—	(63,423)
Other, principally shares issued pursuant to stock option plans, including tax benefit, and amortization of unearned compensation	(6,719)	(177)	32,880	22,148

Balance at end of period	$855,418	$2,207,472	$855,418	$2,207,472

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(67,896)	$(5,121,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of an accounting change, net of tax	—	4,188,037
Depreciation and amortization	130,432	215,199
Deferred income taxes	(35,432)	(541,899)
Tax benefit associated with stock options	—	1,651
Stock compensation	32,863	18,494
Impairment of intangible assets	—	1,305,339
Investment write-down	—	17,676
Gain on sale of marketable securities	(2,755)	—
Loss on asset dispositions	256	499
Changes in operating assets and liabilities:
Receivables	23,870	115,161
Other assets	25,704	(3,226)
Accounts payable, accrued expenses and other liabilities	(62,446)	(22,923)
Deferred revenue	(34,382)	(35,304)

Net cash provided by operating activities	10,214	137,046

Cash flows from investing activities:
Purchases of marketable securities	—	(22,337)
Sales and maturities of marketable securities	12,730	46,279
Proceeds from sale of assets	836	2
Additions to property and equipment	(5,820)	(4,656)
Additions to intangible assets	—	(2,270)

Net cash provided by investing activities	7,746	17,018

Cash flows from financing activities:
Repayments under bank credit facility and term loan	(70,000)	(30,000)
Repayment of capital lease obligations	(1,065)	(993)
Purchases of treasury stock	—	(63,423)
Proceeds from exercise of stock options	17	1,268
Distributions to minority interests	(3,874)	(9,583)

Net cash used in financing activities	(74,922)	(102,731)

Effect of exchange rate changes on cash and cash equivalents	703	390

Net (decrease) increase in cash and cash equivalents	(56,259)	51,723
Cash and cash equivalents at beginning of period	350,262	349,250

Cash and cash equivalents at end of period	$294,003	$400,973

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,814	$26,134
Cash paid for interest	3,428	4,851

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(1)	Organization and Basis of Presentation

Gemstar-TV Guide International, Inc., a Delaware corporation (“Gemstar” or together with its consolidated subsidiaries, the “Company”), is a leading media and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of consumers worldwide.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s 2002 Annual Report on Form 10-K and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires variable interest entities (commonly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective for the Company during the third quarter of 2003. The Company is currently evaluating the effect, if any, that the adoption of FIN 46 will have on its results of operations and financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity (“Statement 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. Statement 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of Statement 150.

(2)	Acquisitions and Dispositions

TV Guide—Purchase Reserves

 For the six months ended June 30, 2003, approximately $894,000 ($588,000 in third-party contract termination costs and $306,000 in separation costs) has been charged against the reserve for third-party contract termination and separation costs included in the purchase price allocation from the acquisition of TV Guide, Inc. (“TV Guide”) in 2000. The reserve had an outstanding balance of $2.0 million at December 31, 2002, with $1.1 million outstanding at June 30, 2003. The Company expects that approximately $1.0 million and $100,000 of the remaining reserve for third-party contract termination and separation costs will be expended during the remainder of 2003 and 2004, respectively.

WGN Superstation Transaction

In April 2001, the Company sold the business that distributes the WGN Superstation signal for $106.0 million in cash. Concurrent with this transaction, the Company received a $100.0 million advertising commitment over a six-year period for the magazine and its other platforms from the acquirer pursuant to which the Company will be required to run advertising until 2007. The WGN Superstation signal was originally acquired in July 2000, as a part of the acquisition of TV Guide. Because the April 2001 transaction included the sale of assets and an advertising revenue commitment, this multiple-element transaction was

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(2)	Acquisitions and Dispositions (continued)

covered by both Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and the Company’s revenue recognition policy on multiple-element arrangements. As a result, $9.8 million was ascribed to the magazine advertising element and will be recognized as the advertising is run. The remainder of the value ($75.5 million on a discounted basis) was ascribed to the book value of the assets sold and $14.7 million will be recognized as interest income over the six-year contract term. During the three and six months ended June 30, 2003, the Company recorded interest income related to this transaction of $735,000 and $1.6 million, respectively, as compared with $1.0 million and $2.2 million for the three and six months ended June 30, 2002, respectively. At June 30, 2003, the Company had a receivable related to this transaction of $50.8 million, of which the current portion, or $16.7 million, is included in receivables, net and the non-current portion, $34.1 million, is included in other assets on the condensed consolidated balance sheet. During the three and six months ended June 30, 2003, the Company recognized approximately $829,000 of advertising revenue under the advertising commitment, as compared with $1.3 million and $1.7 million for the three and six months ended June 30, 2002, respectively.

Gemstar eBook Operations - Shutdown

In June 2003, the Company adopted a plan to scale back and eventually shut down the operations of its electronic book (“eBook”) subsidiaries. The Company expensed exit costs of approximately $629,000, primarily for employee severance payments, in the three and six months ended June 30, 2003. While the Company expects to recognize remaining licensing revenues of $1.25 million in each of the third and fourth quarters of 2003 as well as some additional expenses, the Company does not expect to record any significant revenues or expenses related to its eBook business after 2003.

(3)	Credit Arrangements

The Company’s wholly owned subsidiary, TV Guide, has a $275 million six-year revolving credit facility (“Revolving Facility”), which expires in February 2005. Outstanding borrowings under the Revolving Facility at June 30, 2003 and December 31, 2002 were $138.4 million for both periods. TV Guide also had an outstanding letter of credit issued under the Revolving Facility of $1.0 million. As of June 30, 2003, TV Guide had available borrowing capacity under the Revolving Facility of $135.6 million.

In addition, TV Guide has an amortizing term loan (“Term Loan”) with outstanding borrowings of $43.0 million and $113.0 million as of June 30, 2003 and December 31, 2002, respectively. The balance of the Term Loan is scheduled to be paid in 2003. During the second quarter of 2003, in addition to the scheduled principal repayment of $22.5 million, TV Guide made an unscheduled Term Loan payment of $25.0 million, as discussed below.

Borrowings under the Revolving Facility and the Term Loan (collectively, the “Facilities”) bear interest (1.87% and 2.12%, respectively, at June 30, 2003) either at the banks’ prime rate or LIBOR, at the Company’s option, plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the loan documents. The Company pays its lenders a quarterly commitment fee of 0.125% on the unborrowed portion of its commitment under the Revolving Facility when outstanding borrowings are 50% or less of the total Revolving Facility commitment. In addition, the Company pays a quarterly facility fee on the total Revolving Facility commitment. The facility fee percentage (0.25% at June 30, 2003) is based on a sliding scale tied to TV Guide’s leverage ratio. The Facilities are guaranteed by the Company and by certain subsidiaries of TV Guide, and the ownership interest of certain TV Guide subsidiaries is pledged as collateral. In addition, 79%, or $14.0 million at June 30, 2003, of the cash and marketable securities balances of Superstar/Netlink Group LLC is subject to a lien pursuant to the terms of the Facilities. The Facilities also restrict TV Guide’s ability to pay dividends. This restriction does not apply to the Company’s ability to pay dividends. In addition, TV Guide is required to maintain certain financial covenants. As of June 30, 2003, TV Guide was in compliance with these covenants. The Facilities also restrict the transfer of assets by TV Guide to the Company.

During 2002, the Company determined and disclosed that TV Guide may have been unable to maintain compliance with a financial covenant in its Facilities in the succeeding 12 months that requires it to maintain a minimum ratio of EBITDA to fixed charges, as defined in the loan documents. Accordingly, effective June 19, 2003, TV Guide and its lenders amended the Facilities to, among other things, allow for a $25.0 million prepayment on the Term Loan to be deducted from the calculation of fixed charges. The Company also has the opportunity to make an additional principal prepayment of either of its remaining scheduled quarterly principal payments in 2003, which would further reduce fixed charges and the amount available under the Revolving Facility. The Company believes that its current financial liquidity position gives it adequate flexibility to refinance the Facilities or seek other alternatives if the Company determines that it may be unable to maintain compliance with the financial covenants in the future.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(3)	Credit Arrangements (continued)

In June 2003, the Company paid the lenders fees of $660,000 in connection with the amendments to the Facilities. Such fees are included in other expense, net in the condensed consolidated statements of operations.

(4)	Legal Proceedings

SEC Matters

On May 5, 2003, the United States Securities and Exchange Commission (“SEC”) filed a proceeding captioned In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., Case No. CV-03-3124 MRP (PLAx), in the United States District Court for the Central District of California. The SEC sought an order requiring the Company to maintain approximately $37 million in segregated, interest-bearing bank accounts established in connection with the Company’s November 2002 management and corporate governance restructuring, and preventing the Company from paying any portion of those funds to the Company’s former chief executive officer, Dr. Henry Yuen, or its former chief financial officer, Elsie Ma Leung.  The Company did not oppose the SEC’s application. On May 9, 2003, the District Court held a hearing with respect to the SEC’s application and another application discussed below. At the conclusion of the hearing, the Court ordered, among other things, that the Company continue to retain the funds in those segregated accounts for a period of 45 days under Section 1103 of the Sarbanes-Oxley Act (the “May 9th Order”). Dr. Yuen and Ms. Leung have filed a notice of appeal from the District Court’s order and subsequent related orders.

On June 19, 2003, the SEC filed a new action entitled Securities and Exchange Commission v. Yuen and Leung, Case No. CV 03-4376 NM (MANx), alleging violations of the federal securities laws by Dr. Yuen and Ms. Leung and seeking declarative and injunctive relief in connection with alleged violations of the federal securities laws, disgorgement of all monies received as a result of their alleged illegal conduct, and civil penalties under Section 20(d) of the Securities Act of 1933 and Section 21(d)(3) of the Securities Exchange Act of 1934. The Company is not named as a party in this action. At the same time, the SEC filed an application seeking to extend, until further order of the Court, the May 9th Order requiring the Company to maintain the subject funds in segregated, interest-bearing bank accounts. The Company did not oppose the SEC’s request for relief. On June 23, 2003, the Court indicated that it would issue an order directing that the Court’s prior order of May 9, 2003, remain in force and effect with respect to the above-referenced funds. Accordingly, as of this date, the Company remains subject to a court order requiring it to maintain the subject funds in segregated, interest-bearing bank accounts, and the Company is prohibited from disbursing any portion of those funds to Dr. Yuen or Ms. Leung.

Securities and Derivative Litigation

In 2002, the Company and certain of its executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934 (the “1934 Act”) and the Securities Act of 1933 (the “1933 Act”). The alleged claims were brought under Sections 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5 and seek unspecified monetary damages. The suits allege that the defendants intentionally failed to properly account for revenue accrued from Scientific-Atlanta, Inc. (“SA”); failed to properly account for a non-monetary transaction, pursuant to which intellectual property rights were obtained in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with the Company’s acquisition of TV Guide. Plaintiffs allege that this had the effect of materially overstating the Company’s reported financial results. The Court appointed the Teachers Retirement System of Louisiana and the General Retirement System of the City of Detroit as co-lead plaintiffs, and appointed Bernstein, Litowitz, Berger & Grossman, L.L.P. as lead plaintiffs’ counsel. Plaintiffs have filed an amended, consolidated complaint naming the Company, Dr. Yuen and Ms. Leung as defendants. The consolidated complaint alleges essentially the same claims described above. On May 2, 2003, the Company filed a motion to dismiss the consolidated complaint, which motion was heard on July 14, 2003. At the conclusion of the hearing, the Court took the motion under submission, and no ruling has yet been issued.

               In April and May 2002, the Company, along with certain directors and executive officers, were sued in three purported shareholder derivative actions in the California Superior Court for the County of Los Angeles. These purported derivative lawsuits allege various breaches of fiduciary duty and violations of the California Corporations Code based upon many of the same facts and circumstances as alleged in the federal shareholder suits and upon facts and circumstances relating to the Company’s November 2002 management and corporate governance restructuring. These lawsuits seek unspecified monetary damages. In June 2003, the Company, along with the individual defendants, moved to dismiss the operative complaint in these consolidated actions. On July 23, 2003, the Court granted the various defendants’ motions, and granted plaintiffs 20 days in which

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(4)	Legal Proceedings (continued)

to attempt to amend their complaint. On May 14, 2003, plaintiffs’ counsel in another purported shareholder derivative action filed in the Court of Chancery of the State of Delaware announced that the plaintiffs would seek to dismiss the complaint without prejudice and requested that the parties so stipulate. On June 6, 2003, the plaintiffs in the Delaware action, with the consent of the Company, dismissed their complaint without prejudice.

On October 31, 2002, the Company was served with a purported shareholder derivative action in the United States District Court for the Central District of California, based upon the same general set of alleged facts and circumstances and seeking unspecified monetary damages. Pursuant to the parties’ stipulation and court order, no response is due to the federal derivative complaint until 30 days after a ruling on any motion to dismiss in the federal shareholder class action described above. On April 30, 2003, the plaintiff filed an ex parte application to (i) lift the stay in this matter for the limited purpose of petitioning the court to prevent certain payments from being made by the Company to Dr. Yuen and Ms. Leung and (ii) prevent the Company from making any such payments. The payments at issue are the same as those discussed above in connection with the SEC’s action. On May 9, 2003, the district court held a consolidated hearing on this matter and the SEC’s action, the result of which is discussed above.

In January 2003, the Company was served with a complaint brought by the Investment Division of the State of New Jersey in California Superior Court against the Company, Dr. Yuen and Ms. Leung, alleging violations of federal securities laws, state corporations laws including California Business and Professions Code sections 17200 et seq., and common law torts. On May 9, 2003, the plaintiff filed an amended complaint against the Company, Dr. Yuen and Ms. Leung. The amended complaint no longer alleges violations of federal securities laws. The subject matter of the amended complaint includes the transactions at issue in the Company’s other shareholder and derivative litigation. In addition, the amended complaint includes allegations related to the Company’s accounting for a series of additional transactions and investments, including: AOL/Time Warner; a cable set-top box manufacturer; a consumer electronics manufacturer; and certain transactions and investments in connection with the Company’s merger with TV Guide, among others. The complaint seeks restitution and compensatory, special and exemplary damages of an unspecified monetary amount. The Company moved to dismiss the amended complaint on June 4, 2003. In addition, the Company filed a motion to stay the action, or in the alternative, to stay discovery. Following a hearing on July 16, 2003, the Court denied the Company’s motion to stay and denied in part, and granted in part, the Company’s motion to dismiss. The Court also granted the plaintiff leave to amend its amended complaint.

On February 28, 2003, the Company received a letter from a senior executive of one of its subsidiaries asserting a variety of claims relating generally to the executive’s acquisition of the Company’s stock in connection with the Company’s acquisition of that subsidiary. On May 5, 2003, the executive filed a lawsuit captioned Robert M. Worsley, et al. v. Gemstar-TV Guide International, Inc., Dr. Yuen and Ms. Leung, Court of Chancery of the State of Delaware, County of New Castle, Case No. 20290NC. The complaint alleges violations of the securities laws, breach of contract and fraud and deceit, among other causes of action. The relief sought in the complaint includes the imposition of a constructive trust over certain securities and monetary damages, among other relief. Plaintiffs have filed a motion for partial summary judgment, summary adjudication of issues, and cancellation of employment contract. On July 3, 2003, the Company filed a motion to dismiss or stay the case.

On July 17, 2003, Silvertree Capital LLC filed a complaint in the United States District Court for the Central District of California against the Company, Dr. Yuen, and Ms. Leung alleging violations of the federal securities laws. The alleged claims in this lawsuit are based on the same core allegations and purported causes of action alleged in the consolidated class action and seek unspecified monetary damages. The Company has not yet been served with the complaint in this action.

The Company intends to defend all of its pending shareholder and derivative litigation vigorously. Because of the preliminary nature of all of these proceedings and the uncertainty of litigation generally, the Company is unable to predict at this time the outcome of the litigation or estimate its liability, if any, with regard to these cases. However, the Company may be required to pay judgments or settlements and incur expenses in these matters in aggregate amounts that could have a material adverse effect on its financial position or results of operations.

Patent and Antitrust Litigation

On November 17, 2000, Pioneer Digital Technologies, Inc. (“Pioneer”) filed suit against the Company and various of its subsidiaries in Los Angeles County Superior Court. On January 12, 2001, Pioneer filed its first amended complaint, which claims, among other matters, that the Company and certain of its subsidiaries have violated state antitrust and unfair competition

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(4)	Legal Proceedings (continued)

laws. Pioneer is seeking damages and injunctive relief against the Company. The parties are in pretrial proceedings. On April 23, 2003, the Court ordered that the trial date in this matter be continued from September 8, 2003 until May 3, 2004.

On November 2, 2001, Thomson multimedia, Inc. (“Thomson”) sought leave to add the Company and certain subsidiaries into a case captioned Pegasus Development Corporation and Personalized Media Communications, L.L.C. v. DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc. and Philips Electronics North America Corporation; Thomson multimedia, Inc. v. Pegasus Development Corporation, Personalized Media Communications, L.L.C., TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., United States District Court for the District of Delaware, Case No. 00-1020 (GMS). At that time, Thomson asserted a declaratory judgment claim against the Gemstar parties seeking a declaration of noninfringement and invalidity of certain patents as to which the Company is a licensee. In an amended complaint, Thomson also added a claim for antitrust violations under federal and state law. On April 22, 2002, Thomson’s antitrust claims were transferred into the MDL Litigation discussed below; however, the Delaware court retained the remainder of the claims in this case.

On November 21, 2002, the Company filed its answer and asserted causes of action against Personalized Media Communications, L.L.C. for declaratory judgment and breach of contract. On May 14, 2003, the Delaware court ordered that all proceedings in this case be stayed pending the re-examination by the United States Patent and Trademark Office of certain of the patents at issue.

Thomson and the Company signed a letter of intent on May 13, 2002, to settle the arbitration known as Thomson multimedia, Inc. v. Gemstar-TV Guide International, Inc., Case No. 72 181 01177 01 JEC, American Arbitration Association, Western Case Management Center, Fresno, California; Gemstar-TV Guide International, Inc. v. Thomson multimedia, S.A., in the Superior Court of the State of California for the County of Los Angeles, Case No. BC265845. Under the terms of the May 13, 2002 letter of intent, the arbitration proceedings were to cease pending execution of a definitive agreement. On June 6, 2003, the parties signed an agreement covering many issues, pursuant to which the parties agreed, among other things, to dismiss with prejudice the arbitration proceeding in addition to the settlement of the federal antitrust litigation referenced above.

On June 6, 2003, the Company entered into an agreement with TiVo, Inc. pursuant to which the parties agreed, among other things, to dismiss without prejudice the lawsuit captioned StarSight Telecast, Inc. v. TiVo., Inc., in the United States District Court, Northern District of California, San Jose Division, Case No. C-00-20133 JW. On June 13, 2003, by stipulation of the parties, the court entered an order dismissing the action without prejudice.

The following events have occurred with regard to the patent and antitrust litigation matters consolidated under the action titled In re Gemstar Development Corporation Patent Litigation, in the United States District Court for the Northern District of Georgia, Master File No. MDL-1274-WBH (the “MDL Litigation”):

EchoStar Communications Corp., EchoStar Satellite Corp., EchoStar Technologies Corp. v. Gemstar-TV Guide International, Inc., Gemstar Development Corp., TV Guide, Inc. and StarSight Telecast, Inc., Civil Action File No. 1:01:CV-2426-WBH (District of Colorado Civil Action No. 1:00-2440). On June 10, 2003, the Court granted EchoStar’s motion for summary judgment that Gemstar Development Corporation lacks standing to enforce U.S. Patent Number 4,908,713, and denied Gemstar Development Corporation’s motion to amend its answer and counterclaim to add Index Systems, Inc., the Company’s wholly owned subsidiary, as a counter-claimant.

Pegasus Development Corp., et al. v. DirecTV, Inc., et al., in the United States District Court for the Northern District of Georgia, Master File No. MDL-1274-WBH (District of Delaware Civil Action File No. 00-CV-1020). On June 6, 2003, the Company entered into a settlement agreement with Thomson to settle all claims between the Company and Thomson, including the federal antitrust claims asserted in the MDL Litigation. Consistent with the terms of the settlement agreement, the Company and Thomson submitted a joint stipulation of dismissal with prejudice to the Court on June 19, 2003. On June 23, 2003, the Court ordered dismissal with prejudice of all antitrust claims between the Company and Thomson that were transferred to the Northern District of Georgia by the MDL Panel. In addition to settling the MDL federal antitrust litigation, the Company and Thomson reached agreement to dismiss with prejudice the arbitration proceeding discussed above.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(4)	Legal Proceedings (continued)

Scientific-Atlanta, Inc. v. Gemstar International Group Limited, Gemstar Development Corporation and Index Systems, Inc., in the United States District Court for the Northern District of Georgia, Civil Action File No. 1:98-CV-3477-WBH. On June 30, 2003, the Court granted SA’s motion for summary judgment of non-infringement of all claims of U.S. Patent No. 5,293,357 and Claim One of U.S. Patent No. 5,038,211. In addition, on July 18, 2003, the Court granted SA’s motion for summary judgment of non-infringement of all claims of U.S. Patent No. 4,751,578.

Department of Justice Settlement

On February 6, 2003, the United States Department of Justice (“DOJ”) filed a complaint against the Company relating to the DOJ’s belief that the Company engaged in unlawful coordination of activities prior to the July 12, 2000 merger between the Company’s predecessor, Gemstar International Group Limited, and TV Guide. Simultaneously, the Company and the DOJ entered into a settlement with regard to this matter. This settlement includes a stipulated final judgment, but does not include an admission of wrongdoing by the Company. Also as part of the settlement, the Company agreed to pay the government a civil penalty in the amount of $5.7 million. The Company also agreed to implement an antitrust compliance program and to refrain from prohibited pre-merger conduct in the future. In addition, pursuant to the settlement, the Company has offered eight small service providers that entered into interactive program guide (“IPG”) agreements with TV Guide between June 10, 1999 and July 12, 2000, the option to terminate those agreements without penalty. The final judgment, in the form agreed to, was entered on July 11, 2003, and the penalty was paid in August 2003.

Other Litigation

On September 25, 2002, the Company notified DIVA Systems Corporation (“DIVA”) that it would not proceed with the purchase of DIVA’s assets under an Asset Purchase Agreement dated May 22, 2002 due to the threat of litigation by SA. In response, on September 30, 2002, DIVA filed an adversary complaint against the Company for breach of contract and other claims purportedly based upon the Company’s decision to terminate the Asset Purchase Agreement. The complaint sought specific performance or, in the alternative, compensatory damages of not less than $39 million, punitive damages and costs of an unspecified amount. On April 3, 2003, the parties signed a confidential agreement to resolve this matter in its entirety. Because DIVA was in bankruptcy, the terms of any settlement of this matter were subject to Bankruptcy Court approval. On May 30, 2003, the Bankruptcy Court issued an Order authorizing and approving the compromise reached by the parties, including payment of $39.5 million to DIVA by the Company. Payment of the settlement proceeds was completed on June 20, 2003. On June 23, 2003 the parties filed a Stipulation For Dismissal with the Bankruptcy Court, stipulating to the dismissal with prejudice of all claims in the action. The Company accrued as a current liability at December 31, 2002 an amount sufficient to cover this settlement.

On May 30, 2003, Dr. Yuen and Ms. Leung commenced arbitration proceedings against the Company to contest their April 18, 2003 termination for cause under their respective employment agreements. Dr. Yuen seeks damages in excess of $66 million, punitive damages, interest, attorneys’ fees, and other relief. Ms. Leung seeks damages in excess of $12 million, punitive damages, interest, attorneys’ fees, and other relief. On July 8, 2003, the Company submitted its Answering Statement and Counterclaims. The Company intends to defend this action vigorously.

On June 6, 2003, the Company’s former general counsel, Jonathan Orlick, filed a complaint against the Company in the Los Angeles County Superior Court for breach of contract, specific performance, wrongful termination, and related causes of action arising out of the termination of his employment for cause. This complaint was not served on the Company. On June 18, 2003, Mr. Orlick filed an amended complaint for damages and equitable relief; however, the amended complaint was subsequently voluntarily dismissed without prejudice. On June 19, 2003, Mr. Orlick filed a demand for arbitration with a third-party mediation service for employment termination claims and related expense claims. Moreover, on July 8, 2003, Mr. Orlick filed a separate Complaint For Defamation against the Company in the Los Angeles County Superior Court, Case No. BC 298713. The Company intends to defend these actions vigorously.

On May 3, 2000, a complaint was filed in the U.S. District Court for the Southern District of New York against Murdoch Magazines Distribution, Inc. (now TV Guide Distribution) and other parties by United Magazine Company, Inc. (“Unimag”) and related entities captioned United Magazine Company, Inc., et al. v. Murdoch Magazine Distribution, Inc. et al. United States District Court for the Southern District of New York, Case No. 00 CV 3367 (LAP) (DFE). The complaint alleged claims against Murdoch Magazines for violation of the Robinson-Patman Act, assorted common law tort and contract claims and violation of

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(4)	Legal Proceedings (continued)

federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys’ fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Act. On May 31, 2001, the Court issued an Opinion and Order dismissing all fifteen counts in Unimag’s Amended Complaint, most with prejudice and some with leave to replead. On June 21, 2001, Unimag and the other plaintiffs filed a Second Amended Complaint alleging violations of the Robinson-Patman Act, breach of fiduciary duties and confidential relationships by the national distributor defendants and Murdoch Magazines, along with tort and statutory claims. By Opinion and Order dated December 17, 2001, the Court dismissed all claims except those alleging violations of the Robinson-Patman Act, along with certain statutory claims. On February 4, 2002, the defendants filed their answers and counterclaims seeking recovery of more than $100 million owed by plaintiffs to the defendants for unpaid invoices. In their reply on March 13, 2002, plaintiffs asserted a number of affirmative defenses and reply counterclaims that revived certain contractual and tort claims that the Court had previously dismissed. A motion to strike and dismiss these affirmative defenses and reply counterclaims was granted in defendants’ favor (except with respect to one affirmative defense of offset) by the Court on February 3, 2003. The case is currently in discovery, set to conclude by April 2004. On June 19, 2003, one of the plaintiffs, the Scherer Companies, withdrew its claim against Murdoch Magazines, denominated as Count VIII, alleging theft of trade secrets; however, other claims still exist. Discovery is continuing with respect to the remaining claims and counterclaims in the case.

On September 6, 2002, TV Guide Distribution, Inc. (“TV Guide Distribution”), together with six other plaintiffs comprising national distributors of magazines, filed an action entitled TV Guide Distribution, Inc., et al. v. Ronald E. Scherer et al., in the Court of Common Pleas, Franklin County, Ohio (Case No. 02CVH09 9891). The complaint named more than thirty defendants, made up of principals and shareholders of Unimag and their affiliates, regional wholesalers of magazines that went out of business in September 1999, leaving more than $100 million of outstanding receivables due and owing to the national distributor plaintiffs. The complaint alleges that defendants engaged in a course of conduct that violated Ohio statutes prohibiting fraudulent conveyances and other unlawful payments designed to hinder, delay or defraud TV Guide Distribution and the other plaintiffs, Unimag’s creditors. (Unimag is not a party to the action.) Defendants moved to dismiss the Complaint on various grounds. This motion was granted on July 21, 2003, and, on August 4, 2003, Defendants submitted to the Court and filed a final judgment entry.

On October 18, 1999, Martin Gray, a former employee of ODS Technologies, L.P. ("ODS"), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in the U.S. District Court for the Southern District of Florida, which was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint sought an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. On April 22, 2002, the court granted ODS and TV Guide summary judgment dismissing the case. The former employee appealed the grant of summary judgment, but the appeal subsequently was dismissed. Thereafter, the plaintiff filed a motion for reinstatement and appealed the case to the United States Court of Appeals for the Eleventh Circuit. On August 8, 2003, the Eleventh Circuit agreed that the District Court correctly concluded that ODS was entitled to summary judgment, vacated the District Court's previous order dismissing the case for lack of subject matter jurisdiction, and remanded the case to the District Court with instructions to enter judgment on the merits in favor of ODS.

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

(5)	Related Party Transactions

As of June 30, 2003, The News Corporation Limited (“News Corporation”) beneficially owned approximately 43% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

The Company charged entities controlled by News Corporation $3.2 million and $3.9 million for advertising and other services during the three months ended June 30, 2003 and 2002, respectively, and $8.2 million and $8.5 million for the six months ended June 30, 2003 and 2002, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $702,000 and $1.1 million for the three months ended June 30, 2003 and 2002, respectively, and $1.5 million and $2.8 million for the six months ended June 30, 2003 and 2002, respectively.

The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.0 million and $927,000 for the three months ended June 30, 2003 and 2002, respectively, and $2.0 million for each of the six months ended June 30, 2003 and 2002, respectively.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(5)	Related Party Transactions (continued)

News Corporation also provided the Company with the services of various News Corporation personnel from October 2002 through June 2003, including the Company’s former acting chief financial officer. Expenses associated with these services approximated $500,000 and $700,000 for the three and six months ended June 30, 2003, respectively. During the three months ended June 30, 2003 and 2002, the Company also purchased catalog inventory and eBook content from News Corporation-controlled entities totaling $52,000 and $30,000, respectively, and $113,000 and $69,000 for the six months ended June 30, 2003 and 2002, respectively.

As of June 30, 2003 and December 31, 2002, the Company had receivables due from News Corporation-controlled entities totaling $2.2 million and $4.0 million, respectively, and payables due to News Corporation-controlled entities totaling $1.3 million and $249,000, respectively.

The Company transmits interactive program guide data in the vertical blanking interval (“VBI”) of television broadcast stations owned and operated by an affiliate of News Corporation. In exchange, the affiliate’s stations are entitled to a preferred position on the IPG in their designated market areas. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50% or are controlled or subject to significant influence by News Corporation. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

The Company, through its wholly owned subsidiary, TV Guide On Screen, Inc., leases 18,887 square feet of office space from CMT Partners, LP. The two sons of Douglas Macrae, an executive officer and member of the Board of Directors of the Company, through the 1993 DBM Descendants Trust (“DBM Trust”), own a 45% interest in CMT Partners, a privately held real estate partnership. The remaining term of the current lease between the Company and CMT Partners is six months with a renewal option at the expiration of the term. Rent expense recognized under this lease totaled $101,000 and $106,000 for the three months ended June 30, 2003 and 2002, respectively, and $205,000 and $231,000, for the six months ended June 30, 2003 and 2002, respectively. DBM Trust may receive distributions from CMT Partners, which may include profits from the lease arrangement with the Company.

(6)	Segment Information

Effective January 1, 2003, the Company restructured its businesses into four groups that also represent its reportable business segments. Segments are now organized along three industry lines in addition to a segment comprising certain corporate functions and related expenses. The Publishing Segment consists of the Company’s print and electronic publishing units and websites including TV Guide magazine and Gemstar eBook brands, as well as TV Guide Online and SkyMall catalog sales. The Publishing Segment also includes TV Guide Data Solutions, a recently formed data collection and distribution business that gathers program listings and channel lineups. The Cable and Satellite Segment offers products and services to consumers and service providers in the cable and satellite industry. The business units in this segment include TV Guide Channel, TV Guide Interactive, TVG Network, Superstar/Netlink Group, UVTV, SpaceCom and several other smaller related businesses. The Consumer Electronics Licensing (“CE Licensing”) Segment is responsible for the licensing of the Company’s proprietary technologies and intellectual property to the consumer electronics (“CE”) manufacturing industry and interactive television software providers, and for the sale of advertising carried on the interactive program guides (“IPGs”) deployed in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ system brand in North America and under other brands in Europe and Asia, and IPGs marketed under the GUIDE Plus+ and TV Guide On Screen brands in North America, under the GUIDE Plus+ brand in Europe and under the G-GUIDE brand in Asia. This segment also licenses intellectual property to interactive television software providers and manufacturers of set-top boxes for the digital satellite system (“DSS”) industry, and to program listings providers in the online, personal computer and other non-television businesses. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and certain litigation. The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs.

The Company’s reportable industry segments are strategic business units that offer distinct products and services and compete in distinct industries. The Company’s chief operating decision maker uses adjusted EBITDA (operating (loss) income

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(6)	Segment Information (continued)

before stock compensation, depreciation and amortization and impairment of intangible assets) to evaluate the performance of and allocate resources to the industry segments. Balance sheets of the reportable segments are not used by the chief operating decision maker to allocate resources or assess performance of the businesses.

Prior to January 1, 2003, the Company had segmented its businesses by revenue type, which required allocation of operating results for certain business units, principally TV Guide Interactive, TVG Network and SkyMall, between two or more segments. By contrast, the Company’s new segments reflect full operating results of their respective business units. This change is intended to provide greater business unit accountability and improve the transparency of operating performance. The Company’s previous reportable segments were identified as Technology and Licensing, Interactive Platform and Media and Services. Amounts for the three and six months ended June 30, 2002 have been reclassified to conform to the 2003 presentation.

Segment information for the three and six-month periods ended June 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Publishing Segment:
Revenues	$107,127	$117,123	$216,114	$240,133
Operating expenses (1)	99,608	110,773	196,727	215,640

Adjusted EBITDA (2)	$7,519	$6,350	$19,387	$24,493

Cable and Satellite Segment:
Revenues	$87,961	$104,453	$172,994	$210,038
Operating expenses (1)	54,415	61,307	106,397	124,697

Adjusted EBITDA (2)	$33,546	$43,146	$66,597	$85,341

CE Licensing Segment:
Revenues	$30,993	$37,717	$64,856	$69,603
Operating expenses (1)	14,523	15,372	36,739	36,452

Adjusted EBITDA (2)	$16,470	$22,345	$28,117	$33,151

Corporate Segment:
Operating expenses (1)	$24,465	$13,782	$49,877	$31,642

Adjusted EBITDA (2)	$(24,465)	$(13,782)	$(49,877)	$(31,642)

Consolidated:
Revenues	$226,081	$259,293	$453,964	$519,774
Operating expenses (1)	193,011	201,234	389,740	408,431

Adjusted EBITDA (2)	$33,070	$58,059	$64,224	$111,343
Stock compensation	6,732	(1,368)	(32,863)	(18,494)
Depreciation and amortization	(64,770)	(108,924)	(130,432)	(215,199)
Impairment of intangible assets	—	(1,294,301)	—	(1,305,339)

Operating loss	(24,968)	(1,346,534)	(99,071)	(1,427,689)
Interest expense	(1,773)	(2,931)	(3,726)	(5,591)
Other expense, net	(2,314)	(1,462)	(1,566)	(8,765)

Loss before income taxes and cumulative effect of an accounting change	$(29,055)	$(1,350,927)	$(104,363)	$(1,442,045)

______________

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.

(2)	Adjusted EBITDA is defined as operating (loss) income, excluding stock compensation, depreciation and amortization and impairment of intangible assets. Due to purchase accounting related to our mergers with TV Guide on July 12, 2000 and SkyMall on July 18, 2001, the results of operations reflect significant increases in amortization of finite-lived intangible assets. Accordingly, our industry segments (Publishing, Cable and Satellite and CE Licensing) are measured based on

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(6)	Segment Information (continued)

(2)	adjusted EBITDA. We believe adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to measure the operating profits or losses of our business.

(7)	Income Taxes

The income tax benefit as a percentage of loss before income taxes and cumulative effect of an accounting change for the three and six months ended June 30, 2003 was 22% and 35%, respectively, compared to 34% and 35% for the same periods in 2002. The decrease in the effective tax rate in the second quarter of 2003 was primarily due to the settlement of a tax contingency, limitations imposed on the utilization of net operating loss carryforwards and the effect of non-deductible foreign losses. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, the Company’s current and future tax expense as a percentage of income before income taxes may vary from period to period.

The Company had income tax receivables of $69.3 million and $89.8 million at June 30, 2003 and December 31, 2002, respectively, which are included in other assets on the condensed consolidated balance sheets. The claims for refunds are primarily related to the application of net operating loss carryforwards from acquired companies, after consideration of the various statutory limitations. The Company expects to receive such refund at the completion of an examination by taxing authorities.

(8)	Stock-Based Employee Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“Statement 148”). Statement 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company measures compensation expense for its stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. Options awarded under the Company’s stock option plans are granted with an exercise price equal to the fair market value on the date of the grant. Exceptions to the Company’s stock option policy relate to (a) a 1998 stock option grant to the Company’s former chief executive officer that specified a measurement date subsequent to the date of the award, and (b) unvested stock options assumed by the Company in the TV Guide acquisition for which a portion of the purchase price was assigned to unearned compensation. Also see Note 9.

The following table presents the effect on net loss and basic and diluted net loss per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123 (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(22,534)	$(885,983)	$(67,896)	$(5,121,658)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	(4,073)	828	19,882	11,189
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(2,838)	(5,025)	(6,781)	(10,022)

Pro forma net loss	$(29,445)	$(890,180)	$(54,795)	$(5,120,491)

Basic and diluted net loss per share:
As reported	$(0.06)	$(2.15)	$(0.17)	$(12.40)
Pro forma	(0.07)	(2.16)	(0.13)	(12.40)

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(8)	Stock-Based Employee Compensation (continued)

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

Stock Compensation – As Reported

Stock compensation was $(6.7) million for the three months ended June 30, 2003, as compared with $1.4 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, stock compensation was $32.9 million as compared with $18.5 million for the same period in 2002.

Stock compensation for the three months ended June 30, 2003 included a reversal of $7.7 million related to previously amortized unearned compensation ($4.8 million recognized in the first three months of 2003 and $2.9 million recognized in 2002). The amounts were related to restricted stock that was to be issued to two former executives in connection with the management restructuring in the fourth quarter of 2002. The previously recorded expense was reversed in the second quarter of 2003, since these executives were terminated in April 2003 and the restricted stock will not be issued. In addition, the Company recognized a stock compensation charge of $362,000 in the three months ended June 30, 2003 related to options required to be issued under the terms of the Patent Rights Agreement described in Note 9.

Stock compensation also includes amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options assumed by the Company. The unearned compensation is being amortized over the remaining vesting period of the options using an accelerated method. Amortization of unearned compensation was $646,000 and $1.4 million for the three months ended June 30, 2003 and 2002, respectively, and $1.7 million and $5.4 million for the six months ended June 30, 2003 and 2002, respectively. In addition, stock compensation for the six months ended June 30, 2002 includes $12.9 million of accelerated unearned compensation resulting from an executive who separated from the Company in 2002, and $200,000 arising from the issuance of options to the Company’s former chief executive officer in 1998.

Included in stock compensation for the six months ended June 30, 2003 is $33.7 million related to stock options held by the Company’s former chief executive officer and former chief financial officer. As described more fully in Note 9, the Company terminated the former executives’ employment for cause on April 18, 2003. In 1998, the executives entered into employment agreements that provided for accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. The intrinsic value was computed as the difference between the exercise price per share and the stock price per share on the new measurement date multiplied by the number of options. Compensation expense is recognized only when the Company determines that these executives will benefit from the extension of the post-employment exercise period. As a result of the termination, the Company recognized a pre-tax stock compensation charge of $33.7 million during the three months ended March 31, 2003.

To the extent that other executives have had similar modifications to their options, a potential future compensation charge may occur if the executives benefit from the modification.

(9)	Post-Employment Compensation

On April 18, 2003, the Company terminated the employment of Dr. Yuen and Ms. Leung for cause in accordance with the terms of each of their employment agreements. On May 30, 2003, Dr. Yuen and Ms. Leung commenced arbitration proceedings against the Company to contest their April 18, 2003 termination for cause. If an arbitration panel concurs that each of them was properly terminated, the Company is not obligated to make any awards of stock options, restricted stock or stock units contemplated by each of their respective employment and termination agreements. The cash payments and accelerated vesting of stock options set forth in their respective termination agreements are not directly affected by the Company’s determination to terminate their employment under their respective employment agreements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(9)	Post-Employment Compensation (continued)

The Company has continued to pay salary and benefits to Dr. Yuen and Ms. Leung during the post-employment period at pay rates in effect prior to their termination on April 18, 2003. Such payments totaled approximately $504,000 for the period from the termination date through June 30, 2003. Under the terms of the former executives’ respective employment agreements, the Company is obligated to pay such amounts until an arbitration panel concurs that each of them was properly terminated. Such expense is included in operating expenses in the condensed consolidated statements of operations.

Pursuant to the terms of the Patent Rights Agreement entered into in connection with the Company’s November 2002 management and corporate governance restructuring, the Company has the option to acquire certain of Dr. Yuen’s inventions during the period commencing on April 18, 2003 and ending on November 7, 2009. The Company may, in its sole discretion, terminate the agreement on April 18, 2006. The Company agreed to grant Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not to compete with the Company within the fields of IPG and interactive television. In addition to a standard purchase amount for each invention acquired by the Company, Dr. Yuen will receive (i) annual compensation of $250,000, (ii) an acquisition fee of $250,000 for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the patent rights agreement from the sale of specified products and services with a guaranteed minimum of $1.25 million and a maximum of $2.75 million annually, with the minimum and maximum subject to annual adjustment for increases in the Consumer Price Index for Los Angeles, California, and (iv) 200,000 stock options per year to be granted each November at the market price on the date of grant during the term of this agreement. As a result of the termination of Dr. Yuen’s employment on April 18, 2003, and the resulting commencement of the effective term of the Patent Rights Agreement, the Company recognized a compensation charge and royalty fee totaling $750,000 for the three and six months ended June 30, 2003. These costs are included in operating expenses in the condensed consolidated statements of operations. In addition, the Company recognized a stock compensation charge of $362,000 for the three and six months ended June 30, 2003 related to the first award of 200,000 options to be granted in November 2003. The estimated fair value of the options was computed using the Black-Scholes option-pricing model and is being amortized over a seven-month vesting period from April 18, 2003, the date employment was terminated, to November 6, 2003. Unamortized unearned compensation related to the November 2003 grant of 200,000 options totaled $482,000 at June 30, 2003.

(10)	Guarantees

TV Guide’s obligations under its credit facility and term loan are guaranteed by the Company and by certain subsidiaries of TV Guide, and the ownership interest of certain TV Guide subsidiaries is pledged as collateral. At June 30, 2003, outstanding borrowings under the credit facility and term loan were $138.4 million and $43.0 million, respectively.

The Company is a party to a loan guaranty to assist a key printing services supplier in obtaining a line of credit and term loans with a bank. The loans permitted the printer to continue providing services to the Company. The maximum exposure to the Company under this guaranty is $10.0 million.

In addition to the items listed above, the Company also guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

The Company provides indemnification protection to certain of its licensees under which the licensee is indemnified and held harmless from certain claims arising out of the incorporation of the Company’s products, services and/or technologies into the licensee’s products, provided the licensee meets the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company’s indemnification obligation is typically limited to the cumulative amount paid to the Company by the licensee under the license agreement; however, certain license agreements do not specify a limit on amounts that may be payable under the indemnity arrangements.

The Company’s SkyMall catalog subsidiary provides indemnification protection to its airline and merchant partners. The indemnification arrangements with airline partners generally provide that SkyMall will indemnify the airline for, among other things, SkyMall’s negligent acts or omissions, its advertising and promotions and for intellectual property claims relating to products offered in the catalog. The merchant agreements generally provide that SkyMall will indemnify the merchant for claims relating to the activities or operations of SkyMall. These indemnity arrangements with SkyMall’s airlines and merchants limit the circumstances under which indemnification is required, but do not contain a limit on the amounts that may be payable under these arrangements. In addition, certain merchant agreements require SkyMall to circulate a specified number of catalogs or reach a specified number of airline passengers.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(10)	Guarantees (continued)

The Company also has agreements to indemnify a number of its former and current officers and directors against losses incurred by them as a result of their service as an officer and/or director of the Company. In particular, the Company has certain agreements to indemnify and/or reimburse individuals for legal fees and expenses incurred in connection with certain litigation and investigatory proceedings. Among the individuals with whom the Company has such agreements are Dr. Yuen, Ms. Leung, Peter C. Boylan and Jonathan Orlick. The litigation and investigatory proceedings to which these agreements relate include, but are not limited to, the investigation presently being conducted by the SEC and the shareholder and derivative litigation to which the Company is a party. The Company incurred approximately $3 million and $6 million in legal expenses in connection with these agreements in the three months and six months ended June 30, 2003, respectively, which are included in operating expenses in the condensed consolidated statements of operations. Such expenses under indemnity arrangements were not material in the comparable periods of 2002. The Company maintains director and officer liability insurance with respect to liabilities arising out of certain matters, including matters arising under securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the insurance policy.

(11)	Impairment Charges

Impairment of Intangible Assets

In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of the asset has decreased below its carrying value. During the second quarter of 2002, an adverse judgment in a legal proceeding, coupled with the sustained decline in the Company’s market capitalization, triggered an interim assessment by the Company to determine whether the fair value of goodwill and indefinite-lived intangible assets were less than their carrying values as of June 30, 2002. The Company, with the assistance of a third-party valuation expert, estimated the fair values of the Company’s indefinite-lived intangible assets and certain reporting units as of June 30, 2002. As a result, the Company determined that impairment charges of $206.8 million and $27.0 million should be recorded to goodwill and trademark, respectively.

The same events caused the Company to impair certain of its finite-lived intangible assets. The Company estimated the undiscounted future net cash flows to be generated by these finite-lived intangible assets to be less than their carrying amount of $1.3 billion. The cash flow projections related to these finite-lived intangible assets as of June 30, 2002 reflected certain anticipated changes in the Company’s advertising delivery mechanism on TV Guide Interactive and anticipated consolidation in the cable television industry. The Company, with the assistance of a third-party valuation expert, then estimated the fair value of these finite-lived intangible assets at $266.0 million. This resulted in a pre-tax impairment loss of $1.1 billion. In addition, impairment charges for the six months ended June 30, 2002 included $11.0 million for the write-down of the carrying value of certain finite-lived intangible assets to their fair values based on analyses performed as of January 1, 2002.

Cumulative Effect of an Accounting Change, Net of Tax

During the three months ended June 30, 2002, the Company completed its assessment of the impact of SFAS No. 142, Goodwill and Intangible Assets (“Statement 142”), which was effective January 1, 2002. Statement 142 is applicable to the assessment and measurement of impairment of goodwill and indefinite-lived intangible assets. Pursuant to the transitional rules of Statement 142, management performed a transitional impairment test of these assets, which resulted in impairment charges to goodwill of $4.0 billion and indefinite-lived intangible assets of $369.0 million ($223.2 million, net of tax), both of which have been recorded as the cumulative effect of an accounting change, net of tax in the condensed consolidated statement of operations for the six months ended June 30, 2002.

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

Revenue Recognition

General

We follow the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) and Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”), for revenue recognition. Under SOP 97-2 and SAB 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

We have entered into various arrangements that contain multiple elements, including licensing fees and advertising on various platforms, which may be in more than one of our segments (“multiple-element arrangements”). For example, a customer may license certain of our technology and purchase an advertising package from us to provide the customer with advertising in TV Guide magazine or on TV Guide Channel, an online platform or on the IPG platform. Multiple-element arrangements may include situations where we are both a vendor and a cooperative advertiser. See “Multiple-Element Arrangements” below.

License Fees

We license our proprietary technologies to consumer electronics manufacturers and to service providers, including multiple system operators (“MSOs”) and other owners and operators of cable television systems, telephone networks, Internet service providers, Internet websites, direct-to-home broadcast satellite providers, wireless systems and other multi-channel video programming distributors. It is our normal practice to enter into written agreements with our customers. We generally recognize such license fees based on a per-unit shipped model (with consumer electronics manufacturers) or a per subscriber model (with service providers). Our revenues from per-unit license fees are recognized in the period the manufacturers report the number of units shipped. Revenues from per-subscriber fees are recognized in the month services are provided by a licensee, as reported to us by the licensee. See “Multiple-Element Arrangements” below.

Revenues from annual and other license fees generally are recognized based on the specific terms of the license agreements. For instance, we have entered into certain arrangements under which substantial flat fees were paid upfront in addition to ongoing per-unit license fees. In such cases, the pre-paid fees are deferred and recognized as revenue on a straight line basis over the term of the agreement. In certain cases, we will license our technology for an unlimited number of units over a specified period of time and for which we have continuing obligations. We record the fees associated with these arrangements on a straight line basis over the specified term. In addition, we have licensing arrangements with MSOs under which we share a portion of the IPG advertising revenue that we generate through the MSO. In some cases, we guarantee that a substantial portion of the MSO’s license fees paid to us will be reimbursed to the MSO through our ad-sharing obligation. To the extent the ad-sharing fees are not sufficient to meet these guarantees, we are obligated to purchase advertising on the MSO’s platform. Because the license fee is not fixed or determinable until resolution of the sharing or advertising buyback, which is typically settled quarterly, the advertising buyback guarantees and advertising revenue sharing are netted against the license fees so that only a net license fee amount is recognized.

From time to time, the license agreement between a licensee and us may expire. While a new license agreement is being negotiated, the licensee may continue to ship the same units or the same services may continue to be deployed containing our patented or proprietary technologies and the licensee may continue to report units shipped or subscriber information on a periodic basis. License and subscriber fees may continue to be received at the old contract rates and on a timely basis. In such cases, we continue to recognize license and subscriber fee revenue. However, revenue is not recognized when collection is not reasonably assured and in no case when payment is not received for greater than 90 days (which is the longest standard customer payment term related to certain MSO contracts).

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

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As permitted by the accounting rules, we used the one-year period following the consummation of the acquisitions to obtain the information necessary to finalize estimates of the fair value of assets and liabilities acquired. One area that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, we obtained appraisals from independent valuation firms for certain significant tangible and intangible assets and liabilities.

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

Income Taxes

We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance, if necessary, to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

We have income both from foreign and domestic sources. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of our actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. The ultimate resolution of our current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of June 30, 2003 and December 31, 2002, we have established a valuation allowance of $47.2 million and $30.0 million, respectively, against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

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

The following table sets forth certain unaudited financial information for the Company for the three and six-month periods ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Statement of Operations Data:
Revenues	$226,081	$259,293	$453,964	$519,774
Operating expenses:
Operating expenses, exclusive of expenses shown below	193,011	201,234	389,740	408,431
Stock compensation	(6,732)	1,368	32,863	18,494
Depreciation and amortization	64,770	108,924	130,432	215,199
Impairment of intangible assets	—	1,294,301	—	1,305,339

	251,049	1,605,827	553,035	1,947,463

Operating loss	(24,968)	(1,346,534)	(99,071)	(1,427,689)
Interest expense	(1,773)	(2,931)	(3,726)	(5,591)
Other expense, net	(2,314)	(1,462)	(1,566)	(8,765)

Loss before income taxes and cumulative effect of an accounting change	(29,055)	(1,350,927)	(104,363)	(1,442,045)
Income tax benefit	(6,521)	(464,944)	(36,467)	(508,424)

Loss before cumulative effect of an accounting change	(22,534)	(885,983)	(67,896)	(933,621)
Cumulative effect of an accounting change, net of tax	—	—	—	(4,188,037)

Net loss	$(22,534)	$(885,983)	$(67,896)	$(5,121,658)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$(5,999)	$55,916	$10,214	$137,046
Investing activities	(873)	(767)	7,746	17,018
Financing activities	(48,024)	(68,287)	(74,922)	(102,731)

Consolidated Results of Operations

For the three months ended June 30, 2003, revenues were $226.1 million, a decrease of $33.2 million, or 12.8%, compared to the same period in 2002. For the six months ended June 30, 2003, revenues were $454.0 million, a decrease of $65.8 million, or 12.7%, compared to the same period in 2002. The decrease in the second quarter of 2003 over the corresponding prior year period was primarily due to a $12.2 million decrease in TV Guide magazine’s newsstand and subscription revenues, a $16.4 million decrease in Superstar/Netlink C-band subscriber and DISH Network conversion revenues and a $6.7 million decline in revenues from the licensing of our consumer electronics (“CE”) products. The decrease for the six months ended June 30, 2003 over the corresponding prior year period was primarily due to a $25.1 million decrease in TV Guide magazine’s newsstand and subscription revenues, a $35.2 million decline in Superstar/Netlink C-band subscriber and DISH Network conversion revenues and a $4.7 million decrease in revenues from the licensing of CE products.

For the three months ended June 30, 2003, operating expenses were $193.0 million, a decrease of $8.2 million, or 4.1%, compared to the same period in 2002. For the six months ended June 30, 2003, operating expenses were $389.7 million, a decrease of $18.7 million, or 4.6%, compared to the same period in 2002. The decrease in the second quarter of 2003 over the corresponding prior year period was primarily due to a decrease of $9.4 million in programming costs for Superstar/Netlink, expenses of $9.3 million in the 2002 period related to the Company’s magazine wholesale distribution business, which ceased operations in 2002, and bad debt recoveries in the 2003 period relating primarily to the Thomson settlement aggregating $5.2 million. The decrease for the six months ended June 30, 2003 over the corresponding prior year period was primarily due to a decrease of $17.9 million in programming costs for Superstar/Netlink, expenses of $12.7 million in the 2002 period related to the Company’s magazine wholesale distribution business, as described above, bad debt recoveries aggregating $5.2 million in the 2003 period, and severance costs of $5.0 million in the first three months of 2002 associated with the separation of a former executive from the Company.

         These declines in operating expenses were partially offset in the three and six months ended June 30, 2003 by increases of $12.4 million and $21.9 million, respectively, from the comparable prior year periods in legal costs related to patent-related litigation, other litigation and the SEC’s ongoing investigation. Legal expenses totaled $21.6 million and $9.2 million for the three months ended June 30, 2003 and 2002, respectively, and $42.4 million and $20.5 million for the six months ended June 30, 2003 and 2002, respectively. The Company’s legal expenses are expected to remain significant for the foreseeable future.

Stock compensation was $(6.7) million for the three months ended June 30, 2003, as compared with $1.4 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, stock compensation was $32.9 million as compared with $18.5 million for the same period in 2002.

Stock compensation for the three months ended June 30, 2003 included a reversal of $7.7 million related to previously amortized unearned compensation ($4.8 million recognized in the first three months of 2003 and $2.9 million recognized in 2002). The amounts were related to restricted stock that was to be issued to two former executives in connection with the management restructuring in the fourth quarter of 2002. The previously recorded expense was reversed in the second quarter of 2003, since these executives were terminated in April 2003 and the restricted stock will not be issued. In addition, the Company recognized a stock compensation charge of $362,000 in the three months ended June 30, 2003 related to options required to be issued under the terms of the Patent Rights Agreement described in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Stock compensation also includes amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options assumed by the Company. The unearned compensation is being amortized over the remaining vesting period of the options using an accelerated method. Amortization of unearned compensation was $646,000 and $1.4 million for the three months ended June 30, 2003 and 2002, respectively, and $1.7 million and $5.4 million for the six months ended June 30, 2003 and 2002, respectively. In addition, stock compensation for the six months ended June 30, 2002 includes $12.9 million of accelerated unearned compensation resulting from an executive who separated from the Company in 2002, and $200,000 arising from the issuance of options to the Company’s former chief executive officer in 1998.

Included in stock compensation for the six months ended June 30, 2003 is $33.7 million related to stock options held by the Company’s former chief executive officer and former chief financial officer. The Company terminated the former executives’ employment for cause on April 18, 2003. In 1998, the executives entered into employment agreements that provided for accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. The intrinsic value was computed as the difference between the exercise price per share and the stock price per share on the new measurement date multiplied by the number of options. Compensation expense is recognized only when the Company determines that these executives will benefit from the extension of the post-employment exercise period. As a result of the termination, the Company recognized a pre-tax stock compensation charge of $33.7 million during the three months ended March 31, 2003.

Depreciation and amortization during the quarter ended June 30, 2003 was $64.8 million, a decrease of $44.2 million, or 40.5%, compared to the same period in 2002. For the six months ended June 30, 2003, depreciation and amortization was $130.4 million, a decrease of $84.8 million, or 39.4%, compared to the same period in the prior year. The decrease in depreciation and amortization for both periods was primarily attributable to decreased amortization expense related to finite-lived intangible assets. During 2002, the Company recorded impairment charges in the three and six-month periods of $1.1 billion to the carrying values of certain intangible assets with finite lives, and recorded additional impairment charges in subsequent periods. Such charges reduced amortization expense in subsequent periods. Amortization of finite-lived intangible assets totaled $59.2 million in the three months ended June 30, 2003 and is expected to decrease to approximately $19 million in the third quarter of 2003 and to approximately $13 million in the fourth quarter of 2003.

For the three and six months ended June 30, 2002, impairment of intangible assets was $1.3 billion. In addition to the $1.1 billion impairment charges to finite-lived intangible assets noted above, the Company also recorded impairment charges of $206.8 million and $27.0 million to goodwill and trademark, respectively, as of June 30, 2002.

For the three months ended June 30, 2003, interest expense was $1.8 million, a decrease of $1.2 million, as compared to the same period in 2002. For the six months ended June 30, 2003, interest expense was $3.7 million, a decrease of $1.9 million, as compared to the same period in 2002. The decreases were attributable to lower debt levels together with lower interest rates during 2003.

For the three months ended June 30, 2003, other expense, net was $2.3 million, an increase of $852,000, as compared with the same period of 2002. For the six months ended June 30, 2003, other expense, net was $1.6 million, a decrease of $7.2 million when compared to the same period in 2002. The increase in other expense, net for the three-month period was primarily due to a $2.3 million decrease in interest income attributable to decreases in invested cash balances, offset by a $2.3 million write-down during the three months ended June 30, 2002 of certain marketable securities held by one of the Company’s equity-method investees. The decline in the fair value of such securities was determined to be other than temporary. No similar write-downs were recognized in the comparable period of 2003. Additionally, in the second quarter of 2003, the Company recorded a

$729,000 gain on the sale of marketable securities and paid a $660,000 fee to its lenders in connection with amending the TV Guide Facilities. The decrease in other expense, net for the six months ended June 30, 2003 was attributable to a $7.5 million write-down during the first six months of 2002 of marketable securities held by one of the Company’s equity-method investees as described above. No similar write-downs were recognized in the first six months of 2003. Additionally, the Company recorded a $2.8 million gain on the sale of marketable securities in the first six months of 2003, which was more than offset by a $3.2 million decrease in interest income and a $660,000 fee paid to the Company’s lenders to amend the TV Guide Facilities.

The income tax benefit as a percentage of loss before income taxes and cumulative effect of an accounting change for the three and six months ended June 30, 2003 was 22% and 35%, respectively, compared to 34% and 35% for the same periods in 2002. The decrease in the effective tax rate in the second quarter of 2003 was primarily due to the settlement of a tax contingency, limitations imposed on the utilization of net operating loss carryforwards and the effect of non-deductible foreign losses. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, the Company’s current and future tax expense as a percentage of income before income taxes may vary from period to period.

The cumulative effect of an accounting change, net of tax relates to the Company’s adoption of Statement 142 effective January 1, 2002. The Company was required to test goodwill and any intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of Statement 142 and report any transitional impairment loss as the cumulative effect of a change in accounting principle as of January 1, 2002 in the consolidated statement of operations. The transitional impairment loss for goodwill and indefinite lived intangible assets from application of these rules was $4.2 billion, net of tax.

Segment Results of Operations

Effective January 1, 2003, the Company restructured its businesses into four groups that also represent its reportable business segments. Segments are now organized along three industry lines in addition to a segment comprising certain corporate functions and related expenses. The Publishing Segment consists of the Company’s print and electronic publishing units and websites including TV Guide magazine and Gemstar eBook brands, as well as TV Guide Online and SkyMall catalog sales. The Publishing Segment also includes TV Guide Data Solutions, a recently formed data collection and distribution business that gathers program listings and channel lineups. The Cable and Satellite Segment offers products and services to consumers and service providers in the cable and satellite industry. The business units in this segment include TV Guide Channel, TV Guide Interactive, TVG Network, Superstar/Netlink Group, UVTV, SpaceCom and several other smaller related businesses. The Consumer Electronics Licensing (“CE Licensing”) Segment is responsible for the licensing of the Company’s proprietary technologies and intellectual property to the CE manufacturing industry and interactive television software providers, and for the sale of advertising carried on the IPGs deployed in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ system brand in North America and under other brands in Europe and Asia, and IPGs marketed under the GUIDE Plus+ and TV Guide On Screen brands in North America, under the GUIDE Plus+ brand in Europe and under the G-GUIDE brand in Asia. This segment also licenses intellectual property to interactive television software providers and manufacturers of set-top boxes for the DSS industry, and to program listings providers in the online, personal computer and other non-television businesses. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and certain litigation. The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs.

Prior to January 1, 2003, the Company had segmented its businesses by revenue type, which required allocation of operating results for certain business units, principally TV Guide Interactive, TVG Network and SkyMall, between two or more segments. By contrast, the Company’s new segments reflect full operating results of their respective business units. This change is intended to provide greater business unit accountability and improve the transparency of operating performance. The Company’s previous reportable segments were identified as Technology and Licensing, Interactive Platform and Media and Services. Amounts for the three and six-month periods ended June 30, 2002 have been reclassified to conform to the 2003 presentation.

Segment information for the three and six-month periods ended June 30, 2003 and 2002 is presented and reconciled to consolidated loss before income taxes and cumulative effect of an accounting change in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Publishing Segment:
Revenues	$107,127	$117,123	$216,114	$240,133
Operating expenses (1)	99,608	110,773	196,727	215,640

Adjusted EBITDA (2)	$7,519	$6,350	$19,387	$24,493

Cable and Satellite Segment:
Revenues	$87,961	$104,453	$172,994	$210,038
Operating expenses (1)	54,415	61,307	106,397	124,697

Adjusted EBITDA (2)	$33,546	$43,146	$66,597	$85,341

CE Licensing Segment:
Revenues	$30,993	$37,717	$64,856	$69,603
Operating expenses (1)	14,523	15,372	36,739	36,452

Adjusted EBITDA (2)	$16,470	$22,345	$28,117	$33,151

Corporate Segment:
Operating expenses (1)	$24,465	$13,782	$49,877	$31,642

Adjusted EBITDA (2)	$(24,465)	$(13,782)	$(49,877)	$(31,642)

Consolidated:
Revenues	$226,081	$259,293	$453,964	$519,774
Operating expenses (1)	193,011	201,234	389,740	408,431

Adjusted EBITDA (2)	$33,070	$58,059	$64,224	$111,343
Stock compensation	6,732	(1,368)	(32,863)	(18,494)
Depreciation and amortization	(64,770)	(108,924)	(130,432)	(215,199)
Impairment of intangible assets	—	(1,294,301)	—	(1,305,339)

Operating loss	(24,968)	(1,346,534)	(99,071)	(1,427,689)
Interest expense	(1,773)	(2,931)	(3,726)	(5,591)
Other expense, net	(2,314)	(1,462)	(1,566)	(8,765)

Loss before income taxes and cumulative effect of an accounting change	$(29,055)	$(1,350,927)	$(104,363)	$(1,442,045)

______________

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.
(2)	Adjusted EBITDA is defined as operating (loss) income, excluding stock compensation, depreciation and amortization and impairment of intangible assets. Due to purchase accounting related to our mergers with TV Guide on July 12, 2000 and SkyMall on July 18, 2001, the results of operations reflect significant increases in amortization of finite-lived intangible assets. Accordingly, our industry segments (Publishing, Cable and Satellite and CE Licensing) are measured based on adjusted EBITDA. We believe adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to measure the operating profits or losses of our business.

Publishing Segment

The Publishing Segment primarily includes the operations of TV Guide magazine, Gemstar eBook, the online website TV Guide Online and SkyMall.

For the three months ended June 30, 2003, revenues for this segment were $107.1 million, a decrease of $10.0 million, or 8.5%, compared to the same period in 2002. For the six months ended June 30, 2003, revenues for this segment were $216.1 million, a decrease of $24.0 million, or 10%, compared to the same period in 2002. The decreases in both periods were primarily due to decreased revenues earned by TV Guide magazine.

The following table shows the breakdown of revenues in the Publishing Segment by business unit (in thousands):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Increase (Decrease)	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Increase (Decrease)

Publishing Segment:
TV Guide magazine	$91,706	$103,987	$(12,281)	$188,801	$213,803	$(25,002)
SkyMall	12,534	10,877	1,657	21,964	21,488	476
TV Guide Online	1,169	499	670	1,981	1,248	733
Gemstar eBook	1,641	1,676	(35)	3,215	3,424	(209)
Other	77	84	(7)	153	170	(17)

Total	$107,127	$117,123	$(9,996)	$216,114	$240,133	$(24,019)

For the three months ended June 30, 2003, revenues decreased at TV Guide magazine by $12.3 million compared to the same period in 2002, primarily due to declines in subscriber and newsstand circulation revenues of $12.2 million. For the six months ended June 30, 2003, revenues decreased by $25.0 million compared to the same period in 2002 due to declines in subscriber and newsstand circulation revenues of $25.1 million and a $1.9 million decrease in other revenues primarily related to the Company’s exit from the magazine wholesale distribution business, offset by an increase in advertising revenues of $2.0 million.

TV Guide magazine continues to face declines in paid circulation revenues due to a lower overall subscriber base and reduced newsstand sales. At June 30, 2003, TV Guide magazine had a rate base, including bulk copies, of approximately 9.0 million, which was unchanged from its rate base as of June 30, 2002. The number of bulk sold subscriptions increased from 2.0 million copies at June 30, 2002 to 2.8 million copies at June 30, 2003. Bulk sold subscriptions produce little or no circulation contribution and are of substantially lesser economic value than other sources of circulation. However, these copies generate additional advertising revenues. The management team at the magazine is engaged in editorial improvements and enhanced marketing efforts designed to stabilize the paid circulation and increase advertising revenues at the magazine. We expect our individually paid circulation to continue to decline during the third quarter of 2003, but to improve during the fourth quarter of 2003. In order to achieve this objective, the Company intends to make an investment of approximately $20 million in the magazine business, primarily in the third and fourth quarters of 2003. Through June 30, 2003, the Company had spent approximately $1.3 million of that investment.

SkyMall’s net revenues are composed of commissions received on the sale of merchandise advertised in its in-flight catalog or on its website www.skymall.com, the selling price of merchandise sold through loyalty programs and placement fees paid by participating merchants to include their products or advertisements in SkyMall’s catalog. For the three months ended June 30, 2003, revenues increased by $1.7 million compared to the same period in 2002, principally due to increases in placement fees, loyalty program revenues and an increase in catalog merchandise sales. For the six months ended June 30, 2003, revenues increased by $476,000 compared to the same period in 2002 due to increased placement fees, merchandise sales and shipping and handling fees, partially offset by a decrease in loyalty program revenues. The Company completed its evaluation of strategic alternatives for SkyMall during the three months ended June 30, 2003 and concluded that divestiture of the subsidiary would not currently be in the Company’s best interests. Accordingly, the Company plans to continue operating SkyMall for the foreseeable future.

TV Guide Online derives revenues from subscriber and licensing arrangements, advertising and merchandising sales. For the three and six months ended June 30, 2003, revenues increased $670,000 and $733,000, respectively, from the same periods in 2002, primarily due to an increase in advertising revenues resulting from efforts to increase brand awareness.

Gemstar eBook revenues were relatively unchanged at $1.6 million for the quarter ended June 30, 2003, when compared to the same period in 2002. For the six months ended June 30, 2003, revenues were $3.2 million, a decrease of $209,000 when compared to the same period in 2002. Revenues are earned through licensing of technology and selling eBook devices and content. The decrease for the six months ended June 30, 2003 over the corresponding prior year period was due to decreased sales of devices and content. On June 18, 2003, the Company announced a decision to scale back and eventually shut down operations of its eBook subsidiaries. The Company expensed approximately $629,000 of exit costs, primarily for employee severance payments, in the three and six months ended June 30, 2003. While the Company expects to recognize remaining licensing revenues of $1.25 million in each of the third and fourth quarters of 2003 as well as some additional expenses, the Company does not expect to record any significant revenues or expenses related to its eBook business after 2003.

Operating expenses in this segment were $99.6 million for the three months ended June 30, 2003, a decrease of $11.2 million, or 10.1%, when compared to the same period in 2002. For the six months ended June 30, 2003, operating expenses in this segment were $196.7 million, a decrease of $18.9 million, or 8.8%, when compared to the same period in 2002. The decrease in operating expenses was primarily attributable to cost savings of approximately $9.3 million and $12.7 million for the three and six months ended June 30, 2003, respectively, from exiting the magazine wholesale distribution business in 2002 and decreases of $2.6 million and $4.5 million, respectively, in the cost of magazine production, primarily from reduced paper, printing and postage expenses. These declines were offset by the increased investment of $866,000 and $1.3 million at the magazine in the three and six-month periods, respectively, as noted above.

Cable and Satellite Segment

The Cable and Satellite Segment includes the operations of Superstar/Netlink Group (“SNG”), TV Guide Channel, TV Guide Interactive, TVG Network (“TVG”) and several other smaller related businesses. SNG delivers television programming to C-band satellite dish owners. TV Guide Channel combines original programming content with comprehensive television listings information for distribution to multichannel video providers. TV Guide Interactive is an interactive television guidance system that can be integrated into digital cable and satellite set-top boxes. TVG is a 24-hour horseracing and interactive wagering network.

For the three months ended June 30, 2003, revenues for this segment were $88.0 million, a decrease of $16.5 million, or 15.8%, compared to the same period in 2002. For the six months ended June 30, 2003, revenues were $173.0 million, a decrease of $37.0 million, or 17.6%, compared to the same period in 2002. The decreases were primarily attributable to a continuing decline in C-band subscribers in our SNG business unit, along with a decline in TV Guide Interactive advertising and subscriber revenues, partially offset by increased wagering and licensing revenues generated by TVG.

              The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Increase (Decrease)	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Increase (Decrease)

Cable and Satellite Segment:
Superstar/Netlink Group	$40,549	$56,947	$(16,398)	$85,086	$120,300	$(35,214)
TV Guide Channel	25,778	24,909	869	51,322	49,445	1,877
TV Guide Interactive	5,978	8,793	(2,815)	10,638	15,948	(5,310)
TVG Network	8,675	4,748	3,927	12,117	6,331	5,786
Other	6,981	9,056	(2,075)	13,831	18,014	(4,183)

Total	$87,961	$104,453	$(16,492)	$172,994	$210,038	$(37,044)

The C-band direct-to-home satellite market, in which SNG operates, continues to decline due to the growth of the newer generation DSS systems and continued cable system expansions. Moreover, SNG’s decline has been accelerated due to the success of the Company’s subscriber conversion program with DISH Network. On November 2, 1999, SNG signed an agreement with DISH Network to promote and solicit orders for DISH Network. In exchange, SNG receives an initial commission for each current or past SNG subscriber who subscribes to DISH Network and a monthly residual commission over the life of the agreement. SNG converted approximately 17,000 subscribers in the second quarter of 2003 as compared with 19,000 in the first quarter of 2003 and approximately 20,000 in the second quarter of 2002. The Company expects the declines in the subscriber base of the C-band industry and the DISH Network conversions, and the resulting impact on revenues in this segment, to continue. At June 30, 2003, SNG provided service to 295,000 C-band subscribers, a decrease of 8.1% from the 321,000 subscribers served by SNG as of March 31, 2003 and a decrease of 32.4% from the 436,000 subscribers served by SNG at June 30, 2002.

For the three and six months ended June 30, 2003, TV Guide Channel revenues increased by $869,000, or 3.5%, and $1.9 million, or 3.8%, respectively, compared to the same periods in 2002. The increases were primarily attributable to growth in advertising revenue. The Company believes that growth in digital cable subscribers could increase the risk that service providers would discontinue carriage of TV Guide Channel, a network that is viewed as primarily geared toward analog subscribers. The Company plans to moderately increase its investment in programming in this business with the goal of repositioning the product for the digital cable and satellite environment.

For the three and six months ended June 30, 2003, TV Guide Interactive revenues decreased by $2.8 million and $5.3 million, respectively, from the same periods in 2002. The declines were caused by lower advertising revenue and decreased licensing revenues caused by the acquisition of one of the Company’s customers by another of the Company’s customers, which resulted in a lower combined rate. Distribution of TV Guide Interactive reached 10.8 million subscribers as of June 30, 2003, an increase of approximately 22% from June 30, 2002.

This segment also includes revenues derived from licensing TVG’s intellectual property and content to third parties and from interactive wagering activities in certain markets. For the three months ended June 30, 2003, TVG’s revenues increased by $3.9 million, or 82.7%, from the same period in 2002. For the six months ended June 30, 2003, revenues increased by $5.8 million, or 91.4%, from the same period in 2002. The increase reflects the addition of a licensee in May 2002 and increased wagering volumes due to new distribution and market launches, including certain DirecTV subscribers as of April 2003. In addition, wagering revenues increased due to a seasonally strong second quarter. TVG is available in approximately 11.1 million domestic satellite and cable homes as of June 30, 2003.

Operating expenses in this segment were $54.4 million for the three months ended June 30, 2003, a decrease of $6.9 million, or 11.2%, compared to the same period in 2002. For the six months ended June 30, 2003, operating expenses in this segment were $106.4 million, a decrease of $18.3 million, or 14.7%, compared to the same period in 2002. The decrease in expenses was primarily due to reduced programming fees at SNG associated with the decrease in the number of C-band subscribers, partially offset by the reversal of bonus accruals in the second quarter of 2002. The decrease was also partially offset by increases in personnel costs at TV Guide Interactive related to increased headcount and expenses related to significant product improvements currently in development and expected to be deployed early next year.

Consumer Electronics Licensing (“CE Licensing”) Segment

The CE Licensing Segment operates VCR Plus+ and GUIDE Plus+ and engages in other intellectual property licensing activities. GUIDE Plus+ is an IPG technology and service for the digital consumer electronics arena. It is integrated into various CE devices, including televisions and digital recording devices such as DVD recorders and personal video recorders under license agreements with the manufacturers of such products. The CE Licensing Segment is also responsible for the sale of advertising carried on the IPGs that are deployed in CE products. In addition, this segment incurs costs associated with patent prosecution and intellectual property litigation.

For the three months ended June 30, 2003, revenues in this segment were $31.0 million, a decrease of $6.7 million, or 17.8%, when compared to the same period in 2002. For the six months ended June 30, 2003, revenues for this segment were $64.9 million, a decrease of $4.7 million, or 6.8%, when compared to the same period in 2002. The decreases were primarily attributable to declines in VCR Plus+ revenue, offset by increases in DSS revenue. Of the total revenue in CE Licensing for the three months ended June 30, 2003 and 2002, $9.8 million (primarily related to a new licensing agreement with Thomson, as described below) and $13.3 million, respectively, were related to settlement amounts from manufacturers that relate to prior service periods. For the six months ended June 30, 2003 and 2002, $14.5 million and $10.5 million, respectively, related to settlement amounts from manufacturers that related to prior service periods. Settlement amounts for the three and six months ended June 30, 2003 primarily related to the Company’s DSS business and settlement amounts in the three and six months ended June 30, 2002 primarily related to the Company’s VCR Plus+ business. In addition, part of the settlement with Thomson was recorded as a bad debt recovery of $4.8 million in the second quarter of 2003. These settlement amounts may not recur in future periods.

The following table shows the breakdown of revenues in the CE Licensing Segment by product (in thousands):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Increase (Decrease)	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Increase (Decrease)

CE Licensing Segment:
VCR Plus+	$11,721	$32,650	$(20,929)	$34,068	$50,104	$(16,036)
GUIDE Plus+	6,198	5,742	456	11,568	13,542	(1,974)
DSS	11,510	(2,898)	14,408	16,461	1,745	14,716
Other	1,564	2,223	(659)	2,759	4,212	(1,453)

Total	$30,993	$37,717	$(6,724)	$64,856	$69,603	$(4,747)

Our VCR Plus+ business includes products marketed under the VCR Plus+ brand in North America, the G-Code brand in Asia and the Video Plus+/ShowView brand in Europe (collectively referred to as the “VCR Plus+ business”). During the three and six months ended June 30, 2003, VCR Plus+ revenues decreased $20.9 million and $16.0 million, respectively, from the corresponding prior year periods primarily due to settlement amounts of approximately $20.8 million and $18.0 million in the three and six-month periods ended June 30, 2002, respectively, that were related to prior service periods. In addition, the Company experienced an approximate $100,000 decrease in VCR Plus+ revenues during the second quarter of 2003 compared to the same period in 2002 due to a decline in reported unit shipments, and an approximate increase in revenues of $2.0 million for the six months ended June 30, 2003 over the same period in 2002 due to higher average rates paid for units shipped in 2003 compared with 2002 under the Company’s tiered licensing fee structure. While VCR shipments continue to decline dramatically in North America, the trend in Europe and Asia is toward continued use of our VCR PlusCodes to record television programs in next generation products. Because the vast majority of the Company’s VCR Plus+ business revenues come from regions that continue to use our technology in next-generation products, we expect only moderate continued declines in revenues during the remainder of 2003 and beyond. Over time, we believe that much of the domestic and international VCR business will be replaced by hard disk and DVD recorders. As manufacturers move toward developing and selling these digital recorders, we have begun licensing our IPG technology as the navigational technology that drives recording in these devices.

 During the three months ended June 30, 2003, revenues in the GUIDE Plus+ business, which includes products marketed under the GUIDE Plus+ and TV Guide On Screen brands in North America, the GUIDE Plus+ brand in Europe and the G-GUIDE brand in Asia, were $6.2 million, an increase of $456,000, or 7.9%, compared to the same period in 2002. The three-month periods ended June 30, 2003 and 2002 included settlement amounts related to prior service periods of $1.3 million and $(788,000), respectively. For the six months ended June 30, 2003, GUIDE Plus+ revenues were $11.6 million, a decrease of $2.0 million, or 14.6%, compared to the same period in 2002. GUIDE Plus+ revenues for the six months ended June 30, 2003 and 2002 included settlement amounts of $1.5 million and $(788,000), respectively. The remaining decrease in the three and six-month periods was primarily attributable to reduced licensing fees paid by Thomson under a new license agreement as compared with fees paid under a previous agreement that was in effect with Thomson during the corresponding periods in 2002.

In the area of IPG technology, our CE Licensing business has experienced lower than expected growth due to manufacturers’ reluctance to incorporate our products in their analog devices because of the high cost of such incorporation. Recently however, the FCC mandated that CE manufacturers transition at least 50% of their sales of large televisions to digital products by July 2004. The cost of incorporating our IPG products into a digital device is dramatically lower than the cost of incorporating these products into an analog device. As manufacturers have begun to make plans for this transition, we have seen a growing interest by CE manufacturers to enter into agreements with us to incorporate our products.

In October 2000, we received $188.0 million in cash from a set-top box manufacturer to settle outstanding arbitration and litigation proceedings. Of the $188.0 million cash received, $129.6 million was in prepayment of a 10-year technology licensing agreement. This prepayment is being amortized into income over the term of the license on a straight-line basis. GUIDE Plus+ revenues in the CE Licensing Segment for the three months ended June 30, 2003 and 2002 included $3.3 million in each period, recognized in connection with this agreement, while the corresponding six-month periods each included $6.5 million. Additionally, GUIDE Plus+ revenues included $1.1 million in each of the three months ended June 30, 2003 and 2002, related to amortization of deferred revenue balances from other licensing prepayments, while the corresponding six-month periods each included $2.1 million. At June 30, 2003, an aggregate of $123.1 million of deferred GUIDE Plus+ revenues remained to be recognized over the remaining terms of the underlying agreements.

License fees from DSS set-top box suppliers were $11.5 million for the three months ended June 30, 2003, an increase of $14.4 million compared to the same period in 2002. For the six months ended June 30, 2003, DSS license fees were $16.5 million, an increase of $14.7 million compared to the same period in 2002. The increases for the three and six-month periods were effected by settlement amounts from licensees for prior service periods. DSS revenues for the three months ended June 30, 2003 and 2002 included settlement amounts of $8.5 million and $(6.7) million, respectively. DSS revenues for the six months ended June 30, 2003 and 2002 included settlement amounts of $13.0 million and $(6.7) million, respectively. In the second quarter of 2002, the Company provided promotional discounts and incentives of $6.7 million to Thomson in order to encourage the use of the Company’s products and the incorporation of the Company’s intellectual property into Thomson manufactured products. The $6.7 million paid to Thomson was netted against revenue in the second quarter of 2002. Such amount was considered to be one-time in nature and is therefore included in settlement amounts discussed above. Generally, DSS revenues have declined in recent quarters due to slowing growth in the shipment of set-top boxes and non-payment of license fees by a key manufacturer.

As part of the multi-year licensing agreement signed with Thomson on June 6, 2003, the parties settled all past obligations between the two companies, including a resolution of all outstanding arbitration and litigation. The agreement also resolved outstanding payments due for the second quarter of 2003 and certain other prior service periods related to the Company’s TV Guide On Screen technology and licensing of patents in the Company’s DSS business. Revenue recognized in the CE Licensing

Segment in the second quarter of 2003 relating to this agreement was $11.3 million, of which $7.5 million was non-cash and related to the reversal of certain liabilities established by the Company in prior periods. In addition, the $4.8 million bad debt recovery noted below also resulted from this agreement with Thomson. Of the $11.3 million of revenue recognized in the second quarter of 2003, $9.8 million was related to prior service periods. In the near term, future quarterly revenues from Thomson are expected to be lower in total under the terms of the new agreement compared to the prior agreement, primarily for products incorporating GUIDE Plus+ technology. Whereas the prior agreement specified a fixed annual net licensing fee of $8.0 million, the new agreement bases licensing revenues on a sliding scale of per-unit fees tied to the cumulative number of units shipped. In addition, there is no minimum on the number of units required to be incorporated with the Company’s technology under the new agreement.

Operating expenses in this segment were $14.5 million for the three months ended June 30, 2003, a decrease of $849,000, or 5.5%, when compared to the same period in 2002. For the six months ended June 30, 2003, operating expenses in this segment were $36.7 million, and increased $287,000 when compared to the same period in 2002. The decrease in segment expenses for the second quarter of 2003 over the corresponding prior year period was due to a bad debt recovery of $4.8 million and a decrease in various other general and administrative expenses, offset primarily by a $4.8 million increase in legal costs for patent prosecution and litigation. The increase in segment expenses for the six months ended June 30, 2003 over the corresponding prior year period was due to higher legal expenses of $6.6 million, primarily offset by the bad debt recovery of $4.8 million noted above and decreases in various other general and administrative expenses.

Corporate Segment

 The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs. During the three months ended June 30, 2003, operating expenses in this segment were $24.5 million, an increase of $10.7 million when compared to the same period in 2002. For the six months period ended June 30, 2003, operating expenses in this segment were $49.9 million, an increase of $18.2 million when compared to the same period in 2002. The increases were primarily attributable to increases in legal expenses, including those related to the SEC’s ongoing investigation, audit and other professional fees and insurance premiums. In addition, the Company recorded severance costs of $5.0 million in the first three months of 2002 associated with the separation of a former executive from the Company.

Liquidity and Capital Resources

 As of June 30, 2003, the Company’s cash, cash equivalents and marketable securities were $294.1 million. In addition, the Company has $37.4 million in a segregated account designated as restricted cash pursuant to the November 2002 management restructuring agreement. During the six months ended June 30, 2003, the Company repaid $71.1 million in debt and capital lease obligations, which resulted in aggregate outstanding debt and capital lease obligations, both short-term and long-term, at June 30, 2003 of $185.1 million. At June 30, 2003, cash, cash equivalents and marketable securities (excluding the $37.4 million of restricted cash) exceeded debt and capital lease obligations by $109 million. In May 2003, the Bankruptcy Court with jurisdiction over DIVA approved the terms of the compromise between the Company and DIVA. As part of the compromise, the Company paid its previously accrued obligation of $39.5 million on June 20, 2003 and released all claims to DIVA’s intellectual property. In addition, during the second quarter of 2003, the Company received an income tax refund of $16.1 million and reduced other receivables by approximately $7.4 million from better collection results on accounts receivable. Subsequent to June 30, 2003, the Company paid $3.2 million in connection with a termination and release agreement with Fantasy Sports Properties, Inc. and paid its previously settled and accrued obligation to the Department of Justice of $5.7 million.

Based on past performance and future expectations, the Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and marketable securities balances will be sufficient to satisfy its expected working capital, capital expenditure and debt requirements in the foreseeable future.

Net cash flows from operating activities were $10.2 million for the six months ended June 30, 2003 compared to $137.0 million generated during the six months ended June 30, 2002. The decrease was primarily due to a decline in revenues attributable to the Company’s ongoing operating activities, the payment to DIVA as indicated above, combined with greater cash flows in the six months ended June 30, 2002 from the liquidation of receivables in connection with the Company’s exit from the magazine wholesale distribution business.

Net cash flows from investing activities were $7.7 million for the six months ended June 30, 2003 compared to $17.0 million generated during the six months ended June 30, 2002. The decrease was primarily due to reduced proceeds from sales and maturities of marketable securities, net of purchases.

Net cash flows used in financing activities were $74.9 million for the six months ended June 30, 2003 compared to $102.7 million for the six months ended June 30, 2002. The decrease was primarily due to the repurchase of 6.9 million shares of the

Company’s outstanding common stock during the six months ended June 30, 2002. There was no such repurchase program in the comparable period of 2003. Additionally, the decrease was due to a decline in distributions to minority interests, offset by an increase in principal payments under the Company’s credit facilities.

The Company’s wholly owned subsidiary, TV Guide, has a $275 million six-year revolving credit facility (“Revolving Facility”), which expires in February 2005. Outstanding borrowings under the Revolving Facility at June 30, 2003 and December 31, 2002 were $138.4 million for both periods. TV Guide also had an outstanding letter of credit issued under the Revolving Facility of $1.0 million. As of June 30, 2003, TV Guide had available borrowing capacity under the Revolving Facility of $135.6 million.

In addition, TV Guide has an amortizing term loan (“Term Loan”) with outstanding borrowings of $43.0 million and $113.0 million as of June 30, 2003 and December 31, 2002, respectively. The balance of the Term Loan is scheduled to be paid in 2003. During the second quarter of 2003, in addition to the scheduled principal repayment of $22.5 million, TV Guide made an unscheduled Term Loan payment of $25.0 million, as discussed below.

Borrowings under the Revolving Facility and the Term Loan (collectively, the “Facilities”) bear interest (1.87% and 2.12%, respectively, at June 30, 2003) either at the banks’ prime rate or LIBOR, at the Company’s option, plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the loan documents. The Company pays its lenders a quarterly commitment fee of 0.125% on the unborrowed portion of its commitment under the Revolving Facility when outstanding borrowings are 50% or less of the total Revolving Facility commitment. In addition, the Company pays a quarterly facility fee on the total Revolving Facility commitment. The facility fee percentage (0.25% at June 30, 2003) is based on a sliding scale tied to TV Guide’s leverage ratio. The Facilities are guaranteed by the Company and by certain subsidiaries of TV Guide, and the ownership interest of certain TV Guide subsidiaries is pledged as collateral. In addition, 79%, or $14.0 million at June 30, 2003, of the cash and marketable securities balances of Superstar/Netlink Group LLC is subject to a lien pursuant to the terms of the Facilities. The Facilities also restrict TV Guide’s ability to pay dividends. This restriction does not apply to the Company’s ability to pay dividends. In addition, TV Guide is required to maintain certain financial covenants. As of June 30, 2003, TV Guide was in compliance with these covenants. The Facilities also restrict the transfer of assets by TV Guide to the Company.

During 2002, the Company determined and disclosed that TV Guide may have been unable to maintain compliance with a financial covenant in its Facilities in the succeeding 12 months that requires it to maintain a minimum ratio of EBITDA to fixed charges, as defined in the loan documents. Accordingly, effective June 19, 2003, TV Guide and its lenders, amended the Facilities to, among other things, allow for a $25.0 million prepayment on the Term Loan to be deducted from the calculation of fixed charges. The Company also has the opportunity to make an additional principal prepayment of either of its remaining scheduled quarterly principal payments in 2003, which would further reduce fixed charges and the amount available under the Revolving Facility. The Company believes that its current financial liquidity position gives it adequate flexibility to refinance the Facilities or seek other alternatives if the Company determines that it may be unable to maintain compliance with the financial covenants in the future.

The Company is a party to a loan guaranty to assist a key printing services supplier in obtaining a line of credit and term loans with a bank. The loans permitted the printer to continue providing services to the Company. The maximum exposure to the Company under this guaranty is $10.0 million.

The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

The Company collects in advance a majority of its TV Guide magazine subscription fees, Superstar/Netlink subscription fees and certain of its UVTV superstation revenues. In addition, the Company receives nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in current portion of deferred revenue and deferred revenue, less current portion on the condensed consolidated balance sheets. As of June 30, 2003, current and long-term deferred revenue totaled $348.6 million. The Company’s liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company’s liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

During the three months ended June 30, 2003, the Company signed two noncancelable operating leases with aggregate minimum lease payments of approximately $4.7 million between August 1, 2003 and June 30, 2010.

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

In addition, the Company has been named a defendant in a number of class-action and related lawsuits. The findings and outcome of the SEC investigation may affect the class-action and derivative lawsuits that are pending. We are generally obligated, to the extent permitted by law, to indemnify our directors and our former directors and officers who are named defendants in some of these lawsuits. We are unable to estimate what our liability in these matters may be, and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition or results of operations.

Related Party Transactions

As of June 30, 2003, News Corporation beneficially owned approximately 43% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

The Company charged entities controlled by News Corporation $3.2 million and $3.9 million for advertising and other services during the three months ended June 30, 2003 and 2002, respectively, and $8.2 million and $8.5 million for the six months ended June 30, 2003 and 2002, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $702,000 and $1.1 million for the three months ended June 30, 2003 and 2002, respectively, and $1.5 million and $2.8 million for the six months ended June 30, 2003 and 2002, respectively.

The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.0 million and $927,000 for the three months ended June 30, 2003 and 2002, respectively, and $2.0 million for each of the six months ended June 30, 2003 and 2002, respectively.

News Corporation also provided the Company with the services of various News Corporation personnel from October 2002 through June 2003, including the Company’s former acting chief financial officer. Expenses associated with these services approximated $500,000 and $700,000 for the three and six months ended June 30, 2003, respectively. During the three months ended June 30, 2003 and 2002, the Company also purchased catalog inventory and eBook content from News Corporation-controlled entities totaling $52,000 and $30,000, respectively, and $113,000 and $69,000 for the six months ended June 30, 2003 and 2002, respectively.

As of June 30, 2003 and December 31, 2002, the Company had receivables due from News Corporation-controlled entities totaling $2.2 million and $4.0 million, respectively, and payables due to News Corporation-controlled entities totaling $1.3 million and $249,000, respectively.

The Company transmits IPG data in the VBI of television broadcast stations owned and operated by an affiliate of News Corporation. In exchange, the affiliate’s stations are entitled to a preferred position on the IPG in their designated market areas. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50% or are controlled or subject to significant influence by News Corporation. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

The Company, through its wholly owned subsidiary, TV Guide On Screen, Inc., leases 18,887 square feet of office space from CMT Partners, LP. The two sons of Douglas Macrae, an executive officer and member of the Board of Directors of the Company, through the 1993 DBM Descendants Trust (“DBM Trust”), own a 45% interest in CMT Partners, a privately held real estate partnership. The remaining term of the current lease between the Company and CMT Partners is six months with a renewal option at the expiration of the term. Rent expense recognized under this lease totaled $101,000 and $106,000 for the three months ended June 30, 2003 and 2002, respectively, and $205,000 and $231,000, for the six months ended June 30, 2003 and 2002, respectively. DBM Trust may receive distributions from CMT Partners, which may include profits from the lease arrangement with the Company.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires variable interest entities (commonly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective for the Company during the third quarter of 2003. The Company is currently evaluating the effect, if any, that the adoption of FIN 46 will have on its results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. Statement 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect a material impact on our results of operations or financial condition as a result of the adoption of Statement 150.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other portions of this Form 10-Q contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. Statements containing expressions such as “may,” “will,” “continues,” “believes,” “intends,” “anticipates,” “estimates,” “plans” or “expects” used in the Company’s periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-Q and 8-K are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, those referred to below in “Certain Risks Affecting Business, Operating Results and Financial Condition” and elsewhere in this Form 10-Q. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to those discussed below. Such factors, together with the other information in this Form 10-Q, should be considered carefully in evaluating an investment in the Company’s common stock. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company’s behalf may issue. The Company undertakes no obligation to revise any forward-looking statements to reflect events or circumstances after the date of this report.

CERTAIN RISKS AFFECTING BUSINESS,
OPERATING RESULTS AND FINANCIAL CONDITION

This section highlights specific risks affecting our business, operating results and financial condition. The order in which the risks appear is not intended as an indication of their relative weight or importance.

Risks Related to Recent Developments

Our senior management team only recently joined the Company.

Recently, our senior management team has undergone major changes with the addition of a new Chief Executive Officer, a new Chief Financial Officer and several other new senior executives, including a new senior management team at TV Guide magazine. The structure of our Board of Directors also has been significantly changed. We are subject to certain risks associated with this new management structure, including, among others, risks relating to employee and business relations, managerial efficiency and effectiveness and overall familiarity with our business and operations. We cannot assure you that this major restructuring of our Board of Directors and senior management team will not adversely affect our results of operations.

Our new management has spent considerable time and effort dealing with internal and external investigations.

In addition to the challenges of the SEC investigation, class-action and related lawsuits and other ongoing litigation described above, our new management has spent considerable time and effort dealing with internal and external investigations involving our previous accounting policies, disclosure controls and procedures and corporate governance procedures. We cannot assure you that the significant time and effort spent will not adversely affect our operations.

We may discover additional instances of historical breakdowns in controls, policies and procedures affecting our financial statements.

Following our management and corporate governance restructuring, we have made significant changes in our internal controls, our disclosure controls, policies and procedures; and our corporate governance policies and procedures. While the Company believes that the restructuring and our newly implemented controls, policies and procedures will help to prevent the occurrence of financial reporting problems in the future, there can be no assurance that we will not discover additional instances of breakdowns in our internal controls, policies and procedures of the types that led to the recent restatements of our historical financial results.

We face risks related to an SEC investigation and securities litigation.

In October 2002, the SEC issued a formal order of investigation to determine whether the Company has violated federal securities laws, and in June 2003 the SEC filed securities fraud charges against the Company’s former Chief Executive Officer and former Chief Financial Officer. Although the Company has fully cooperated with the SEC in this matter and intends to continue to fully cooperate, the SEC may determine that the Company has violated federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that the Company has violated federal securities laws, the Company may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

In addition, the Company has been named a defendant in a number of class-action and related lawsuits. The findings and outcome of the SEC investigation and the SEC’s civil suit against our former executive officers may affect the class-action and derivative lawsuits that are pending. We are generally obligated, to the extent permitted by law, to indemnify our directors and our former directors and officers who are named defendants in some of these lawsuits. We are unable to estimate what our liability in these matters may be, and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition or results of operations.

Risks Related to Our Business

The marketing and market acceptance of our interactive program guides may not be as rapid as we expected.

The market for our IPGs has only recently begun to develop, is rapidly evolving and is increasingly competitive. Demand and market acceptance for our IPGs are subject to uncertainty and risk. We cannot predict whether, or how fast, this market will grow or how long it can be sustained. For GUIDE Plus+ and TV Guide On Screen, which are incorporated in consumer electronics products, the deployment rate depends on the strength or weakness of the consumer electronics industry, and in particular, the sale of television sets, hard disk recorders and DVD recorders. For TV Guide Interactive, which is incorporated into digital set-top boxes, the deployment rate depends on the growth of digital cable television subscribers and our penetration of the market for IPGs for these subscribers. Purchases of consumer electronics products and digital cable television subscriptions are largely discretionary and may be affected by general economic trends in the countries or regions in which such products or subscriptions are offered. If the market for our IPGs develops more slowly than expected or becomes saturated with competitors, our operating results could be adversely impacted.

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

We provide TV Guide magazine to households and newsstands and customized monthly program guides to customers of cable and satellite service providers. TV Guide magazine has seen circulation decline significantly over the past several years. The primary cause of this decline is increased competition from free television listings included in local newspapers, electronic program guides incorporated into digital cable and satellite services, and other sources. Declines in TV Guide magazine’s circulation and operating results may continue and could be significant. There can be no assurance that any investments that we make in the magazine during the remainder of 2003 will affect these declines or address competitive pressures.

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

We have entered into agreements with a large number of cable MSOs for distribution of our IPGs. If, as expected, consolidation of the cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps. There can be no assurance that any measures that the Company has taken to protect itself against any negative consequences resulting from such transactions will be effective. In addition, some of our agreements with MSOs allow for the agreement to be terminated prior to the scheduled expiration date at the option of the service provider. Even in the absence of such early termination rights, a service provider that files a bankruptcy petition or otherwise restructures or liquidates could avoid its future carriage obligations and discharge its past payment obligations under the agreement in some circumstances. The exercise of any such unilateral termination rights could have a material adverse effect on the amount of revenue received by the Company under these agreements.

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

The price of paper can be a significant factor affecting TV Guide magazine’s operating performance. We do not hedge against increases in paper costs. If paper prices increase and we cannot pass these costs on to our customers, the increases may have a material adverse effect on us. Postage for product distribution and direct mail solicitations is also a significant, uncontrollable expense to us. Postal rates increased in February 2001, July 2001 and again in June 2002.

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

Patents of third parties may have an important bearing on our ability to offer certain products and services. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we plan to offer. We cannot provide assurance that we will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, patent applications in the United States are generally confidential until a patent is issued, so we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications. If one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others and whether the licenses would be available or, if available, whether we would be able to obtain the licenses on commercially reasonable terms. If we were unable to obtain the licenses, we might not be able to redesign our products or services to avoid infringement. Furthermore, the Company provides indemnification protection to certain of its consumer electronics IPG licensees and to certain of its service provider licensees under which the licensees are indemnified and held harmless from certain claims, including claims that the Company’s technologies or products infringe other parties’ patents.

An unfavorable outcome of intellectual property litigation or other legal proceedings may adversely affect our business and operating results.

Our results may be affected by the outcome of pending and future litigation and the protection and validity of patents and other intellectual property rights. Our patents and other intellectual property rights are important competitive tools and many generate income under license agreements. We cannot assure you that our intellectual property rights will not be challenged, invalidated or circumvented in the United States or abroad. Furthermore, we are subject to various antitrust claims asserted by third parties in connection with pending intellectual property litigation. Some of these matters involve potential compensatory, punitive or treble damage claims, or sanctions that, if granted, could have a material adverse effect on the Company. Unfavorable rulings in the Company’s legal proceedings, including those described in Note 4, “Legal Proceedings,” to the Condensed Consolidated Financial Statements—Unaudited, may have a negative impact on the Company that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of such investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

Our contract administration system needs strengthening to reduce the risk of improper accounting treatment for our revenue-generating agreements.

The Company continues to evaluate and implement corrective actions to improve the effectiveness of its disclosure controls and procedures, and will take further actions as dictated by such continuing reviews. In the near term, we expect that these actions will include the development and implementation of a more effective method of contract administration, including documentation of related policies and procedures. If the Company is unable to implement an effective contracts administration system, we may encounter difficulty gathering and processing financial and other information necessary to ensure that the accounting and financial statement impact of each of the Company’s agreements is properly assessed.

We do not have a comprehensive disaster recovery plan or back-up system, and a disaster could severely damage our operations.

We currently do not have a comprehensive disaster recovery plan in effect and do not have fully redundant systems for certain critical operations. We have developed strategies for our mission-critical business operations and technology and expect to make incremental progress in implementing business continuity and disaster recovery plans over the next several quarters. Nevertheless, although we have some technology redundancy and back-up capabilities for our production, publishing and transmission capabilities, there are currently single points of failure within our processes and technology that, in the event of a catastrophic disruption, would cause us to lose our ability to provide transmission or publishing capabilities. In that event, we would have to operate at reduced service levels that could severely negatively affect our relationships with our customers, our revenue generation and our brand.

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

Covenants in our bank credit agreements could limit our flexibility.

Our wholly owned subsidiary, TV Guide, has a $275 million six-year revolving credit facility and a $300 million term loan. The revolving credit facility expires in February 2005 while the term loan is scheduled to be paid in 2003. The credit facility and term loan contain certain financial covenants with which we must comply. In June 2003, we entered into an agreement to modify the terms of the credit facility and term loan to address and resolve any compliance issues related to financial and other covenants and to gain added flexibility. The amendment includes a guaranty by the Company of TV Guide’s obligations under the credit agreements. Although we believe that our anticipated cash flows from operations and existing cash, cash equivalents and short-term marketable securities balances will be sufficient to satisfy our expected working capital, capital expenditure and debt requirements in the foreseeable future, the debt level and the covenants contained in these debt instruments could limit our flexibility in planning for or reacting to changes in our business because certain financing options may be limited or prohibited.

Risks Related to Our Industry

We face competition in many areas and the competition could negatively impact our operating results.

We face competition from a wide range of other companies in the communications, advertising, media, entertainment, publishing, information, Internet services, software and technology fields. The competitive environment could, among other results, require price reductions for our products, require increased spending on marketing and product development, limit our ability to develop new products and services, limit our ability to expand our customer base or even result in attrition in our customer base. Any of these occurrences could negatively impact our operating results. Many of our competitors have greater financial and human resources than we do. As a result, these competitors can compete more effectively by offering customers better pricing and other terms and conditions, including indemnifying customers against patent infringement claims. Our TVG Network competes for viewers with other television networks, some of which own racetracks, and competes for wagering revenue with trackside, off-track and Internet-based wagering operations.

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

The satellite transmission, cable and telecommunications industries are subject to federal regulatory conditions, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While most cable and telecommunications industry regulations do not apply directly to the Company, they affect programming distributors, a primary customer for our products and services. Certain programming sold by our Superstar/Netlink subsidiary is subject to the Satellite Home Viewer Improvement Act of 1999. In 2001, the FCC issued a Notice of Inquiry concerning interactive television services, which may indicate that the FCC intends to promulgate rules that could directly or indirectly affect our IPG business. Future developments relating to any of these or other regulatory matters may adversely affect our business.

The gaming activities of our TVG Network are extensively regulated.

Our TVG Network derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. We rely upon a multi-jurisdictional simulcast and wagering totalizator hub license granted by the Oregon Racing Commission and must operate in compliance with applicable federal law, specifically the Interstate Horseracing Act (15 U.S.C. Sec. 3001 et seq.). Adverse changes in the political climate, new legislation or regulatory activity could harm our business. From time to time, members of Congress and state legislatures have introduced bills that would prohibit or severely restrict off-track interstate pari-mutuel wagering. In addition, a leading payment system has, on behalf of its member financial institutions, recently taken an interest in limiting the use of credit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations. Although such efforts to restrict payment mechanisms may not be targeted at the lawful activity of licensed operations such as TVG Network, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide’s $275.0 million six-year revolving credit facility and $300.0 million four-year amortizing term loan, both as amended. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Because the interest rates on the credit facility and term loan are variable, based upon the banks’ prime rate or LIBOR, the Company’s interest expense and cash flow are impacted by interest rate fluctuations. At June 30, 2003, outstanding borrowings under the credit facility and term loan were $138.4 million and $43.0 million, respectively. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $1.8 million in interest expense and a corresponding decrease or increase of $1.8 million in the Company’s operating cash flow.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2003 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation. As described in “Certain Risks Affecting Business, Operating Results and Financial Condition--Risks Related to Our Business,” we do not have a comprehensive disaster recovery plan or back-up system, or fully redundant systems for some of our critical operations, and a disaster could severely damage our operations. The Company is currently developing such a plan and expects to make incremental progress in implementing business continuity and disaster recovery plans during the remainder of 2003. In addition, the Company is in the process of implementing improvements to its contract administration system. These improvements include the development of a centralized contracts repository, the creation of a corporate level contracts management database, the implementation of standard documentation protocols and the development of other measures to ensure the proper accounting treatment for such contracts. See “Certain Risks Affecting Business, Operating Results and Financial Condition--Risks Related to Our Business.”

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 4 to Condensed Consolidated Financial Statements—Unaudited.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2003, the Company held its Annual Meeting of Stockholders at the Citigroup Auditorium in New York, New York. The three Class II directors nominated were elected for a term of two years by the vote set forth below:

	Votes

Name of Director	For	Withheld

Perry A. Lerner	367,738,606	1,454,183
K. Rupert Murdoch	364,339,806	4,852,983
Jeff Shell	365,653,255	3,539,534

The two Class I directors nominated were elected for a term of three years by the vote set forth below:

Name of Director	Votes

	For	Withheld

Peter Chernin	352,476,850	16,715,934
David DeVoe	364,339,954	4,852,835

The Company’s other directors, whose term of office continued after the 2003 Stockholders’ Meeting, are Nicholas Donatiello, Jr., James Meyer, Douglas Macrae and Lachlan K. Murdoch.

The stockholders voted in favor of a proposal to amend the Company’s Certificate of Incorporation to eliminate supermajority director voting. The proposal was approved by the vote set forth below:

Votes

For	Against	Abstentions

282,786,138	404,736	120,258

The stockholders also voted in favor of a proposal to amend the Company’s Certificate of Incorporation to eliminate “TVG Directors” and “GS Directors” designations. The proposal was approved by the vote set forth below:

Votes

For	Against	Abstentions

283,033,884	194,665	82,583

The stockholders voted in favor of a proposal to amend the Company’s 1994 Stock Incentive Plan by the vote set forth below:

Votes

For	Against	Abstentions

245,731,379	35,835,755	1,743,998

The shareholders also ratified the Company’s selection of Ernst & Young LLP as auditors of the Company for the fiscal year ending December 31, 2003 by the vote set forth below:

Votes

For	Against	Abstentions

368,683,344	463,142	46,303

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

10.29	Employment Agreement, dated as of April 16, 2003, between Gemstar-TV Guide International, Inc. and Ian Aaron.

10.30	Employment Agreement, dated as of May 9, 2003, between Gemstar-TV Guide International, Inc. and Christine Levesque.

10.31	Employment Agreement, dated as of April 28, 2003, between Gemstar-TV Guide International, Inc. and Brian Urban, incorporated by reference to Exhibit 99.1 to Gemstar’s Form 8-K filed July 3, 2003.

10.32	Third Amendment and waiver to Facility A Loan Agreement among TV Guide, Inc., various lenders and Bank of America, N.A., dated as of June 19, 2003.

10.33	Third amendment and waiver to Facility B Loan Agreement among TV Guide, Inc., various lenders and Bank of America, N.A., dated as of June 19, 2003.

10.34	Parent Guaranty by Gemstar-TV Guide International, Inc. in favor of Bank of America, N.A., for the Issuing Bank and the Lenders, dated June 19, 2003.

31.1	CEO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

The Company filed a report on Form 8-K under Item 12 on April 2, 2003, announcing earnings for the year ended December 31, 2002.

The Company filed a report on Form 8-K under Item 5 on April 18, 2003, announcing the termination of employment of each of Dr. Henry C. Yuen and Ms. Elsie Ma Leung for cause in accordance with the terms of each of their respective employment agreements.

The Company filed a report on Form 8-K under Item 5 on May 6, 2003, announcing the court order requiring the Company to retain funds held by the Company in connection with the Company’s November 2002 management and corporate governance restructuring pending a hearing scheduled for May 9, 2003.

The Company filed a report on Form 8-K under Item 5 on May 9, 2003, announcing the court order requiring the Company to continue to retain funds held by the Company in connection with the Company’s November 2002 management and corporate governance restructuring for a period of 45 days.

The Company filed a report on Form 8-K under Item 12 on May 15, 2003, announcing earnings for the three months ended March 31, 2003.

The Company filed a report on Form 8-K under Item 9 on June 27, 2003, announcing an agreement reached with its syndicate bank group to amend the terms of the current revolving credit facility and term loan of its wholly owned subsidiary, TV Guide, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMSTAR-TV GUIDE INTERNATIONAL, INC. (Registrant)
Date: August 14, 2003	By:	/s/ BRIAN D. URBAN

Brian D. Urban Chief Financial Officer (Principal Financial Officer)