Form 10-Q
period 2003-09-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2003-11-13
CIK 923282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

        As of November 6, 2003, there were outstanding 416,411,755 shares of the registrant’s Common Stock, par value $0.01 per share.

GEMSTAR-TV GUIDE INTERNATIONAL, INC. INDEX

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted

GEMSTAR-TV GUIDE INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$251,660	$350,262
Restricted cash	37,449	37,068
Marketable securities	4,730	11,456
Receivables, net	120,165	152,522
Deferred tax asset, net	56,221	41,438
Other current assets	28,642	25,202

Total current assets	498,867	617,948
Property and equipment, net	47,129	60,334
Indefinite-lived intangible assets	316,273	316,273
Finite-lived intangible assets, net	210,335	347,551
Goodwill	589,845	589,845
Investments	2,480	2,403
Other assets	125,539	154,820

	$1,790,468	$2,089,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$204,795	$292,427
Current portion of long-term debt and capital lease obligations	22,964	92,348
Current portion of deferred revenue	195,819	219,417

Total current liabilities	423,578	604,192
Deferred tax liability, net	217,021	242,823
Long-term debt and capital lease obligations, less current portion	139,133	163,861
Deferred revenue, less current portion	143,900	163,584
Other liabilities	22,663	20,244
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01 per share	4,209	4,182
Additional paid-in capital	8,430,843	8,422,797
Accumulated deficit	(7,491,874)	(7,405,841)
Accumulated other comprehensive income, net of tax	344	4,204
Unearned compensation	(1,083)	(32,606)
Treasury stock, at cost	(98,266)	(98,266)

Total stockholders' equity	844,173	894,470

	$1,790,468	$2,089,174

See accompanying Notes to Condensed Consolidated Financial Statements. 2

 GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED (In thousands, except per share data)

	Three Months Ended September 30, 2003 2002		Nine months ended September 30, 2003 2002
Revenues:
Publishing	$101,820	$111,767	$317,934	$351,900
Cable and satellite	81,646	99,368	254,640	309,406
Consumer electronics licensing	24,144	25,755	89,000	95,358

	207,610	236,890	661,574	756,664
Operating expenses:
Operating expenses, exclusive of expenses shown below	206,502	194,794	596,242	603,225
Stock compensation	246	1,318	33,109	19,812
Depreciation and amortization	25,022	72,865	155,454	288,064
Impairment of intangible assets	-	-	-	1,305,339

	231,770	268,977	784,805	2,216,440

Operating loss	(24,160)	(32,087)	(123,231)	(1,459,776)
Interest expense	(1,285)	(2,315)	(5,011)	(7,906)
Other expense, net	(603)	(3,403)	(2,169)	(12,168)

Loss before income taxes and cumulative effect of an accounting change	(26,048)	(37,805)	(130,411)	(1,479,850)
Income tax benefit	(7,911)	(41,682)	(44,378)	(550,106)

(Loss) income before cumulative effect of an accounting change	(18,137)	3,877	(86,033)	(929,744)
Cumulative effect of an accounting change, net of tax	-	-	-	(4,188,037)

Net (loss) income	$(18,137)	$3,877	$(86,033)	$(5,117,781)

Basic (loss) earnings per share:
(Loss) income before cumulative effect of an accounting change	$(0.04)	$0.01	$(0.21)	$(2.26)
Cumulative effect of an accounting change, net of tax	-	-	-	(10.18)

Net (loss) income	$(0.04)	$0.01	$(0.21)	$(12.44)

Diluted (loss) earnings per share:
(Loss) income before cumulative effect of an accounting change	$(0.04)	$0.01	$(0.21)	$(2.26)
Cumulative effect of an accounting change, net of tax	-	-	-	(10.18)

Net (loss) income	$(0.04)	$0.01	$(0.21)	$(12.44)

Weighted average shares outstanding	408,515	408,151	408,276	411,428
Dilutive effect of stock options	-	2,963	-	-

Weighted average shares outstanding, assuming dilution	408,515	411,114	408,276	411,428

See accompanying Notes to Condensed Consolidated Financial Statements. 3

GEMSTAR-TV GUIDE INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—UNAUDITED (In thousands)

	Three Months Ended September 30, 2003 2002		Nine months ended September 30, 2003 2002
Balance at beginning of period	$855,418	$2,207,472	$894,470	$7,374,254

Net (loss) income	(18,137)	3,877	(86,033)	(5,117,781)
Other comprehensive income (loss), net of taxes	176	(4,979)	(3,860)	(8,828)

Comprehensive loss	(17,961)	(1,102)	(89,893)	(5,126,609)

Purchase of treasury stock	-	-	-	(63,423)
Other, principally shares issued pursuant to stock option plans, including tax benefit, and amortization of unearned compensation	6,716	1,320	39,596	23,468

Balance at end of period	$844,173	$2,207,690	$844,173	$2,207,690

        See accompanying Notes to Condensed Consolidated Financial Statements. 4

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED (In thousands)

	Nine Months Ended September 30, 2003 2002
Cash flows from operating activities:
Net loss	$(86,033)	$(5,117,781)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of an accounting change, net of tax	-	4,188,037
Depreciation and amortization	155,454	288,064
Deferred income taxes	(44,033)	(579,126)
Tax benefit associated with stock options	1,943	1,651
Stock compensation	33,109	19,812
Impairment of intangible assets	-	1,305,339
Accretion of discount on note receivable	(2,347)	(3,218)
Investment write-down	-	17,676
Gain on sale of marketable securities	(2,755)	-
Other	1,647	580
Changes in operating assets and liabilities:
Receivables	32,220	122,909
Other assets	28,176	(13,611)
Accounts payable, accrued expenses and other liabilities	(80,942)	(53,303)
Deferred revenue	(43,282)	(49,501)

Net cash (used in) provided by operating activities	(6,843)	127,528

Cash flows from investing activities:
Investments and acquisitions	-	(2,077)
Purchases of marketable securities	(4,635)	(45,677)
Sales and maturities of marketable securities	12,730	72,582
Proceeds from sale of assets	839	3
Additions to property and equipment	(6,999)	(6,368)
Other	(493)	(3,202)

Net cash provided by investing activities	1,442	15,261

Cash flows from financing activities:
Repayments under bank credit facility and term loan	(92,500)	(60,000)
Repayment of capital lease obligations	(1,612)	(1,503)
Purchases of treasury stock	-	(63,423)
Proceeds from exercise of stock options	4,544	1,270
Distributions to minority interests	(4,486)	(14,069)

Net cash used in financing activities	(94,054)	(137,725)

Effect of exchange rate changes on cash and cash equivalents	853	436

Net (decrease) increase in cash and cash equivalents	(98,602)	5,500
Cash and cash equivalents at beginning of period	350,262	349,250

Cash and cash equivalents at end of period	$251,660	$354,750

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,883	$55,527
Cash paid for interest	5,064	8,001

See accompanying Notes to Condensed Consolidated Financial Statements. 5

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

    Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires variable interest entities (commonly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 became effective immediately for variable interest entities created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 have been delayed until December 31, 2003. Presently, management does not believe that the Company has interests that would be considered variable interest entities under FIN 46. A final determination regarding the provisions of FIN will be reflected in the Company’s financial statements as of December 31, 2003.

        The effective date of certain elements of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement No. 150”), has been delayed indefinitely by the FASB. These elements of Statement No. 150 require that noncontrolling interests in limited-life subsidiaries be classified as liabilities. As a result of this indefinite delay, the Company has not adopted these elements of Statement No. 150. The Company has adopted the other elements of Statement No. 150, for which the effective date was not delayed. Currently, the Company does not expect that the adoption of the remaining elements of Statement No. 150 will have a material impact on its financial position or results of operations.

(2)  Acquisitions and Dispositions

        TV Guide—Purchase Reserves

        For the nine months ended September 30, 2003, approximately $1.3 million ($888,000 in third-party contract termination costs and $423,000 in separation costs) has been charged against the reserve for third-party contract termination and separation costs included in the purchase price allocation from the acquisition of TV Guide, Inc. (“TV Guide”) in 2000. The reserve had an outstanding balance of $2.0 million at December 31, 2002, with $660,000 outstanding at September 30, 2003. The Company expects that the remainder will be expended by the end of 2004, with the majority to be expended in the fourth quarter of 2003.

        WGN Superstation Transaction

        In April 2001, the Company sold the business that distributes the WGN Superstation signal for $106.0 million in cash. Concurrent with this transaction, the Company received a $100.0 million advertising commitment over a six-year period for the magazine and its other platforms from the acquirer pursuant to which the Company will be required to run advertising until 2007. The WGN Superstation signal distribution business was originally acquired in July 2000, as a part of the acquisition of TV Guide. Because the April 2001 transaction included the sale of assets and an advertising revenue commitment, this multiple-element transaction was

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(2)  Acquisitions and Dispositions (continued)

covered by both Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and the Company’s revenue recognition policy on multiple-element arrangements. As a result, $9.8 million was ascribed to the magazine advertising element and will be recognized as the advertising is run. The remainder of the value ($75.5 million on a discounted basis) was ascribed to the book value of the assets sold and $14.7 million will be recognized as interest income over the six-year contract term. During the three and nine months ended September 30, 2003, the Company recorded interest income related to this transaction of $747,000 and $2.3 million, respectively, as compared with $1.0 million and $3.2 million for the three and nine months ended September 30, 2002, respectively. At September 30, 2003, the Company had a receivable related to this transaction of $46.3 million, of which the current portion, or $14.3 million, is included in receivables, net and the non-current portion, $32.0 million, is included in other assets on the condensed consolidated balance sheet. During the three and nine months ended September 30, 2003, the Company recognized approximately $896,000 and $1.7 million of advertising revenue, respectively, under the advertising commitment, as compared with $446,000 and $2.1 million for the three and nine months ended September 30, 2002, respectively.

   Gemstar eBook Operations — Shutdown

        In June 2003, the Company adopted a plan to scale back and eventually shut down the operations of its electronic book (“eBook”) subsidiaries. The Company expensed exit costs of approximately $1.3 million and $1.9 million, primarily for employee severance payments, in the three and nine months ended September 30, 2003, respectively. While the Company expects to recognize remaining licensing revenues of $1.25 million in the fourth quarter of 2003, as well as some additional expenses, the Company does not expect to record any significant revenues or expenses related to its eBook business after 2003.

(3)  Credit Arrangements

        The Company’s wholly owned subsidiary, TV Guide, has a $275 million six-year revolving credit facility (“Revolving Facility”), which expires in February 2005. Outstanding borrowings under the Revolving Facility at September 30, 2003 and December 31, 2002 were $138.4 million for both periods. TV Guide also had an outstanding letter of credit issued under the Revolving Facility of $1.0 million. As of September 30, 2003, TV Guide had available borrowing capacity under the Revolving Facility of $135.6 million.

        In addition, TV Guide has an amortizing term loan (“Term Loan”) with outstanding borrowings of $20.5 million and $113.0 million as of September 30, 2003 and December 31, 2002, respectively. The balance of the Term Loan is scheduled to be paid in the fourth quarter of 2003.

        Borrowings under the Revolving Facility and the Term Loan (collectively, the “Facilities”) bear interest (1.87% and 2.12%, respectively, at September 30, 2003) either at the banks’ prime rate or LIBOR, at the Company’s option, plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the loan documents. The Company pays its lenders a quarterly commitment fee of 0.125% on the unborrowed portion of its commitment under the Revolving Facility when outstanding borrowings are 50% or less of the total Revolving Facility commitment. In addition, the Company pays a quarterly facility fee on the total Revolving Facility commitment. The facility fee percentage (0.25% at September 30, 2003) is based on a sliding scale tied to TV Guide’s leverage ratio. The Facilities are guaranteed by Gemstar and by certain subsidiaries of TV Guide, and the ownership interest of certain TV Guide subsidiaries is pledged as collateral. In addition, 79%, or $19.3 million at September 30, 2003, of the cash and marketable securities balances of Superstar/Netlink Group LLC is subject to a lien pursuant to the terms of the Facilities. The Facilities also restrict TV Guide’s ability to pay dividends. This restriction does not apply to the Company’s ability to pay dividends. In addition, TV Guide is required to maintain certain financial covenants. As of September 30, 2003, TV Guide was in compliance with these covenants. The Facilities also restrict the transfer of assets by TV Guide to the Company.

        During 2002, the Company determined and disclosed that TV Guide may have been unable to maintain compliance with a financial covenant in its Facilities in the succeeding 12 months that requires it to maintain a minimum ratio of EBITDA to fixed charges, as defined in the loan documents. Accordingly, effective June 19, 2003, TV Guide and its lenders amended the Facilities to, among other things, allow for a $25.0 million prepayment on the Term Loan, which was paid in June 2003, to be deducted

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(3)  Credit Arrangements (continued)

from the calculation of fixed charges. The Company also has the opportunity to make an additional principal prepayment of its remaining scheduled quarterly principal payment in 2003, which would further reduce fixed charges and the amount available under the Revolving Facility. The Company believes that its current financial liquidity position gives it adequate flexibility to refinance the Facilities or seek other alternatives if the Company determines that it may be unable to maintain compliance with the financial covenants in the future.

        In June 2003, the Company paid the lenders fees of $660,000 in connection with the amendments to the Facilities. Such fees are included in other expense, net in the condensed consolidated statements of operations for the nine months ended September 30, 2003.

(4)  Legal Proceedings

        The following material developments in the Company’s legal proceedings have occurred in the quarter ended September 30, 2003. In addition to the items listed below, the Company is party to various legal actions, claims and proceedings as set forth in its Form 10-K for the year ended December 31, 2002 and in its interim reports on Form 10-Q and other actions, claims and proceedings incidental to its business. Litigation is uncertain, and the outcome of individual cases is not predictable with any assurance. In particular, we cannot predict or determine the outcome or resolution of the proceedings described under “SEC Matters” and “Securities and Derivative Litigation” below, or estimate the possible loss or range of loss with respect to these proceedings; however, the Company anticipates that it may be required to pay judgments or settlements and incur expenses in these matters in aggregate amounts that could have a material adverse effect on our financial condition or results of operations. Furthermore, some of the other legal proceedings pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on the Company’s financial position, results of operations and cash flows. In addition, the timing of the final resolution of the Company’s pending legal proceedings is uncertain. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. The Company has not established a reserve for most pending matters, including the securities and derivative litigation discussed below. In addition, the cost of participating in and defending against the Company’s pending legal proceedings is substantial and will require the continuing diversion of management’s attention and corporate resources. At this time, except as noted herein, the Company has not determined that any of the matters listed below or the Company’s other pending legal proceedings are expected to have a material adverse effect on the Company’s financial condition or results of operations after taking into account the loss provisions that have been established as of the date hereof.

   SEC Matters

        On October 17, 2002, the United States Securities and Exchange Commission (“SEC”) issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the Company and/or others involved with the Company. The Company is fully cooperating with the SEC investigation.

        On May 5, 2003, the SEC filed a proceeding captioned In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., Case No. CV-03-3124 MRP (PLAx), in the United States District Court for the Central District of California. The SEC sought an order requiring the Company to maintain approximately $37 million in segregated, interest-bearing bank accounts established in connection with the Company’s November 2002 management and corporate governance restructuring, and preventing the Company from paying any portion of those funds to the Company’s former chief executive officer, Dr. Henry Yuen, or its former chief financial officer, Elsie Ma Leung.   The Company did not oppose the SEC’s application. On May 9, 2003, the District Court held a hearing with respect to the SEC’s application and another application discussed below. The Court ordered, among other things, that the Company continue to retain the funds in those segregated accounts for a period of 45 days under Section 1103 of the Sarbanes-Oxley Act (the “May 9th Order”).

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(4)  Legal Proceedings (continued)

        On June 19, 2003, the SEC filed an action entitled Securities and Exchange Commission v. Yuen and Leung, Case No. CV 03-4376 NM (MANx), alleging violations of the federal securities laws by Dr. Yuen and Ms. Leung and seeking declarative and injunctive relief in connection with alleged violations of the federal securities laws, disgorgement of all monies received as a result of their alleged illegal conduct, and civil penalties under Section 20(d) of the Securities Act of 1933 and Section 21(d)(3) of the Securities Exchange Act of 1934. The Company is not named as a party in this action. At the same time, the SEC filed an application seeking to extend, until further order of the Court, the May 9th Order requiring the Company to maintain the subject funds in segregated, interest-bearing accounts. The Company did not oppose the SEC’s request for relief. On June 23, 2003, the Court indicated that it would issue an order directing that the May 9th Order remain in force and effect with respect to the above-referenced funds. On June 24, 2003, the Court ordered, pursuant to Section 1103 (the “June 24th Order”) that the funds continue to be held by the Company in segregated interest-bearing bank accounts. On July 1, 2003, Dr. Yuen and Ms. Leung filed a notice of appeal from the District Court’s May 9th Order and subsequent related orders, and they later filed a motion to amend the appeal to include the June 24th Order. The appeal and motion have been fully briefed and are pending before the Ninth Circuit Court of Appeals. No hearing date has been set. Accordingly, as of this date, the Company remains subject to a court order requiring it to maintain the subject funds in segregated, interest-bearing bank accounts, and the Company is prohibited from disbursing any portion of those funds to Dr. Yuen or Ms. Leung.

    Securities and Derivative Litigation

        In 2002, the Company and certain of its executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the Securities Exchange Act of 1934 (the “1934 Act”) and the Securities Act of 1933 (the “1933 Act”). The alleged claims were brought under Sections 10(b) and 20(a) of the 1934 Act, Section 11 of the 1933 Act and SEC Rule 10b-5 and seek unspecified monetary damages. The Court appointed the Teachers Retirement System of Louisiana and the General Retirement System of the City of Detroit as co-lead plaintiffs, and appointed Bernstein, Litowitz, Berger & Grossman, L.L.P. as lead plaintiffs’ counsel. Plaintiffs filed an amended, consolidated complaint naming the Company, Dr. Yuen and Ms. Leung as defendants. The amended consolidated complaint alleged violations of the securities laws in connection with the Company’s accounting for certain transactions which were subsequently restated between November 2002 and March 2003.  The amended complaint seeks money damages on behalf of a purported class of holders of the Company’s securities during the relevant time period. On May 2, 2003, the Company filed a motion to dismiss the amended consolidated complaint, which motion was heard on July 14, 2003.  On August 18, 2003, the District Court granted the Company’s motion to dismiss. The Court also granted plaintiffs leave to amend the amended complaint. On October 13, 2003, plaintiffs filed their second amended class action complaint.

        In April and May 2002, the Company, along with certain directors and executive officers, was sued in three purported shareholder derivative actions in the California Superior Court for the County of Los Angeles.  These purported derivative lawsuits allege various breaches of fiduciary duty and violations of the California Corporations Code based upon many of the same facts and circumstances as alleged in the federal shareholder suits and upon facts and circumstances relating to the Company’s November 2002 management and corporate governance restructuring.   These lawsuits seek unspecified monetary damages. In June 2003, the Company, along with the individual defendants, moved to dismiss the operative complaint in these consolidated actions. On July 23, 2003, the Court granted the various defendants’ motions, and granted plaintiffs 20 days in which to attempt to amend their complaint. On August 14, 2003, the plaintiffs filed their Consolidated Third Amended Shareholder Derivative Complaint. On September 5, 2003, the Company demurred to the plaintiffs’ third amended complaint. At a hearing held on October 29, 2003, the Company’s demurrer was denied.

        On May 14, 2003, plaintiff’s counsel in another purported shareholder derivative action filed in the Court of Chancery of the State of Delaware announced that the plaintiff would seek to dismiss the complaint without prejudice and requested that the parties so stipulate. On June 6, 2003, the plaintiffs in the Delaware action, with the consent of the Company, dismissed their complaint without prejudice.

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

        In January 2003, the Company was served with a complaint brought by the Investment Division of the State of New Jersey in California Superior Court against the Company, Dr. Yuen and Ms. Leung, alleging violations of federal securities laws, state corporations laws including California Business and Professions Code sections 17200 et seq., and common law torts. On May 9, 2003, the plaintiff filed an amended complaint against the Company, Dr. Yuen and Ms. Leung. The amended complaint no longer alleges violations of federal securities laws. The subject matter of the amended complaint includes the transactions at issue in the Company’s other shareholder and derivative litigation. The amended complaint includes allegations related to the Company’s accounting for certain transactions which were subsequently restated between November 2002 and March 2003. The complaint seeks restitution and compensatory, special and exemplary damages of an unspecified monetary amount. The Company moved to dismiss the amended complaint on June 4, 2003.  In addition, the Company filed a motion to stay the action, or in the alternative, to stay discovery. Following a hearing on July 16, 2003, the Court denied the Company’s motion to stay and denied in part, and granted in part, the Company’s motion to dismiss.  The Court also granted the plaintiff leave to amend its amended complaint. On September 5, 2003 the Company demurred to the first cause of action of Plaintiff’s Second Amended Complaint. At a hearing held on October 29, 2003, the Company’s demurrer was denied.

        On February 28, 2003, the Company received a letter from a senior executive of one of its subsidiaries asserting a variety of claims relating generally to the executive’s acquisition of the Company’s stock in connection with the Company’s acquisition of that subsidiary. On May 5, 2003, the executive filed a lawsuit captioned Robert M. Worsley, et al. v. Gemstar-TV Guide International, Inc., Dr. Yuen and Ms. Leung, Court of Chancery of the State of Delaware, County of New Castle, Case No. 20290NC. The complaint alleged violations of the securities laws, breach of contract and fraud and deceit, among other causes of action. The relief sought in the complaint included the imposition of a constructive trust over certain securities and monetary damages, among other relief. In October 2003, the parties reached an agreement pursuant to which all claims against the Company were dismissed.

        On July 17, 2003, Silvertree Capital LLC filed a complaint in the United States District Court for the Central District of California against the Company, Dr. Yuen, and Ms. Leung alleging violations of the federal securities laws.  The Company was served on September 5, 2003. The alleged claims in this lawsuit are based on the same core allegations and purported causes of action alleged in the consolidated class action and seeks unspecified monetary damages.  This case has been consolidated with the federal shareholder class action discussed above. On September 22, 2003, the defendants filed their motion to dismiss. The hearing on defendants’ motion will be held on November 17, 2003.

   Patent and Antitrust Litigation

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(4)  Legal Proceedings (continued)

        Scientific-Atlanta, Inc. v. Gemstar International Group Limited, Gemstar Development Corporation and Index Systems, Inc., in the United States District Court for the Northern District of Georgia, Civil Action File No. 1:98-CV-3477-WBH. On June 30, 2003, the Court granted Scientific-Atlanta, Inc.’s (“SA”) motion for summary judgment of non-infringement of all claims of U.S. Patent No. 5,293,357 and Claim One of U.S. Patent No. 5,038,211. In addition, on July 18, 2003, the Court granted SA’s motion for summary judgment of non-infringement of all claims of U.S. Patent No. 4,751,578. On August 29, 2003, the Court entered a Consent Order whereby SA dismissed without prejudice its declaratory judgment claims under the Levine ‘994 Patent. Also on August 29, 2003, the Court entered a Consent Order stipulating as to the non-infringement of the Levine ‘713 Patent by certain SA digital set-top box products. This stipulation was made in light of the Court’s August 30, 2002 and November 1, 2001 Orders with respect to the non-infringement of certain digital set-top boxes under the Levine ‘815 and ‘272 Patents. The Company has reserved all rights, including appellate rights, to challenge and seek modification or reconsideration of these orders, including the Court’s August 29, 2003 Consent Order.

   Department of Justice Settlement

        On February 6, 2003, the United States Department of Justice (“DOJ”) filed a complaint against the Company relating to the DOJ’s belief that the Company engaged in unlawful coordination of activities prior to the July 12, 2000 merger between the Company’s predecessor, Gemstar International Group Limited, and TV Guide. Simultaneously, the Company and the DOJ entered into a settlement with regard to this matter. This settlement includes a stipulated final judgment, but does not include an admission of wrongdoing by the Company. Also as part of the settlement, the Company agreed to pay the government a civil penalty in the amount of $5.7 million. The Company also agreed to implement an antitrust compliance program and to refrain from prohibited pre-merger conduct in the future. In addition, pursuant to the settlement, the Company has offered eight small service providers that entered into interactive program guide (“IPG”) agreements with TV Guide between June 10, 1999 and July 12, 2000, the option to terminate those agreements without penalty. The final judgment, in the form agreed to, was entered on July 11, 2003, and the penalty was paid on August 8, 2003.

   Other Litigation

        On May 30, 2003, Dr. Yuen and Ms. Leung commenced separate arbitration proceedings against the Company and The News Corporation Limited (“News Corporation”) to contest their April 18, 2003 termination for cause under their respective employment agreements. Dr. Yuen seeks damages in excess of $66 million, punitive damages, interest, attorneys’ fees, and other relief. Ms. Leung seeks damages in excess of $12 million, punitive damages, interest, attorneys’ fees, and other relief. On July 8, 2003, the Company submitted its combined Answering Statement and Counterclaims.

        On June 6, 2003, the Company’s former general counsel, Jonathan Orlick, filed a complaint against the Company in the Los Angeles County Superior Court for breach of contract, specific performance, wrongful termination, and related causes of action arising out of the termination of his employment for cause.  This complaint was not served on the Company. On June 18, 2003, Mr. Orlick filed an amended complaint for damages and equitable relief; however, the amended complaint was subsequently voluntarily dismissed without prejudice.  On June 19, 2003, Mr. Orlick filed a demand for arbitration with a third-party mediation service for employment termination claims and related expense claims. Moreover, on July 8, 2003, Mr. Orlick filed a separate Complaint For Defamation against the Company in the Los Angeles County Superior Court, Case No. BC 298713. On September 18, 2003, the Los Angeles County Superior Court dismissed with prejudice Mr. Orlick’s defamation suit against the Company pursuant to the joint stipulation of the parties.

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

        On October 18, 1999, Martin Gray, a former employee of ODS Technologies, L.P. (“ODS”), now a majority owned subsidiary of the Company, filed a complaint against ODS and TV Guide in the U.S. District Court for the Southern District of Florida, which was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint sought an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. On April 22, 2002, the court granted ODS and TV Guide summary judgment dismissing the case. The former employee appealed the grant of summary judgment, but the appeal subsequently was dismissed. Thereafter, the plaintiff filed a motion for reinstatement and appealed the case to the United States Court of Appeals for the Eleventh Circuit. On August 8, 2003, the Eleventh Circuit agreed that the District Court correctly concluded that ODS was entitled to summary judgment, vacated the District Court’s previous order dismissing the case for lack of subject matter jurisdiction, and remanded the case to the District Court with instructions to enter judgment on the merits in favor of ODS. On October 6, 2003, the U.S. District Court for the Southern District of Florida dismissed with prejudice all claims in the action, pursuant to the joint stipulation of the parties.

        On July 16, 2003, Maryland Jockey Club of Baltimore City, Inc. (“MJC”) and Laurel Racing Association, Inc. (“LRA”) filed a complaint against ODS in the United States District Court for the District of Maryland (The Maryland Jockey Club of Baltimore City, Inc. et al. v. ODS Technologies, L.P.) seeking declaratory judgment regarding certain provisions of the Founders Agreements between MJC and LRA, on the one hand, and ODS, on the other, pursuant to which MJC and LRA seek to terminate the Founders Agreements. ODS has filed an answer and a counterclaim, denying that MJC and LRA have the right to terminate the Founder’s Agreements. In its counterclaim, the Company seeks specific performance of the Founder’s Agreements and damages for past breaches by MJC and LRA. ODS has also named Magna Entertainment Corporation, the controlling owner of MJC and LRA, as an additional counterclaim defendant. ODS has asked the Court to enjoin the counterclaim defendants from future conduct that would be in breach of the Founder’s Agreements or that would interfere with ODS’ rights under the Founder’s Agreements. Motions by the respective parties are currently pending, and a trial date has not yet been set.

(5)  Related Party Transactions

        As of September 30, 2003, News Corporation beneficially owned approximately 43% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

        The Company charged entities controlled by News Corporation $2.6 million and $3.2 million for advertising and other services during the three months ended September 30, 2003 and 2002, respectively, and $10.8 million and $11.7 million for the nine months ended September 30, 2003 and 2002, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $636,000 and $837,000 for the three months ended September 30, 2003 and 2002, respectively, and $2.1 million and $3.6 million for the nine months ended September 30, 2003 and 2002, respectively. The Company also purchased broadcast advertising from a News Corporation-controlled entity in the amount of $748,000 during the three and nine months ended September 30, 2003.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(5)  Related Party Transactions (continued)

        The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.1 million for each of the three months ended September 30, 2003 and 2002, and $3.1 million for each of the nine months ended September 30, 2003 and 2002.

        News Corporation also provided the Company with the services of various News Corporation personnel from October 2002 through June 2003, including the Company’s former acting chief financial officer. Expenses associated with these services approximated $700,000 for the nine months ended September 30, 2003. During the three months ended September 30, 2003 and 2002, the Company also purchased catalog inventory and eBook content from News Corporation-controlled entities totaling $39,000 and $27,000, respectively, and $152,000 and $96,000 for the nine months ended September 30, 2003 and 2002, respectively.

        As of September 30, 2003 and December 31, 2002, the Company had receivables due from News Corporation-controlled entities totaling $706,000 and $4.0 million, respectively, and payables due to News Corporation-controlled entities totaling $1.3 million and $249,000, respectively.

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

        The Company, through its wholly owned subsidiary, TV Guide On Screen, Inc., leases 18,887 square feet of office space from CMT Partners, LP. The two sons of Douglas Macrae, an executive officer and member of the Board of Directors of the Company, through the 1993 DBM Descendants Trust (“DBM Trust”), own a 45% interest in CMT Partners, a privately held real estate partnership. The remaining term of the current lease between the Company and CMT Partners is three months with a renewal option at the expiration of the term. Rent expense recognized under this lease totaled $102,000 and $106,000 for the three months ended September 30, 2003 and 2002, respectively, and $307,000 and $337,000 for the nine months ended September 30, 2003 and 2002, respectively. DBM Trust may receive distributions from CMT Partners, which may include profits from the lease arrangement with the Company.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(6)  Segment Information

        Effective January 1, 2003, the Company restructured its businesses into four groups that also represent its reportable business segments. Segments are now organized along three industry lines in addition to a segment comprising certain corporate functions and related expenses. The Publishing Segment consists of the Company’s print and electronic publishing units and websites including TV Guide magazine and Gemstar eBook brands, as well as TV Guide Online and SkyMall catalog sales. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers program listings and channel lineups. The Cable and Satellite Segment offers products and services to consumers and service providers in the cable and satellite industry. The business units in this segment include TV Guide Channel, TV Guide Interactive, TVG Network, Superstar/Netlink Group, UVTV, SpaceCom and several other smaller related businesses. The Consumer Electronics Licensing (“CE Licensing”) Segment is responsible for the licensing of the Company’s proprietary technologies and intellectual property to the consumer electronics (“CE”) manufacturing industry and interactive television software providers, and for the sale of advertising carried on the interactive program guides (“IPGs”) deployed in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ system brand in North America and under other brands in Europe and Asia, and IPGs marketed under the GUIDE Plus+ and TV Guide On Screen brands in North America, under the GUIDE Plus+ brand in Europe and under the G-GUIDE brand in Asia. This segment also licenses intellectual property to interactive television software providers and manufacturers of set-top boxes for the digital satellite system (“DSS”) industry, and to program listings providers in the online, personal computer and other non-television businesses. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and certain litigation. The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs.

        The Company’s reportable industry segments are strategic business units that offer distinct products and services and compete in distinct industries. The Company’s chief operating decision maker uses adjusted EBITDA (operating (loss) income before stock compensation, depreciation and amortization and impairment of intangible assets) to evaluate the performance of and allocate resources to the industry segments. Balance sheets of the reportable segments are not used by the chief operating decision maker to allocate resources or assess performance of the businesses.

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

        Amounts for the three and nine months ended September 30, 2002 have been reclassified to conform to the 2003 presentation.

        Segment information for the three and nine-month periods ended September 30, 2003 and 2002 is as follows (in thousands):

GEMSTAR-TV GUIDE INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

(6)  Segment Information (continued)

	Three Months Ended September 30, 2003 2002		Nine months ended September 30, 2003 2002
Publishing Segment:
Revenues	$101,820	$111,767	$317,934	$351,900
Operating expenses (1)	111,381	99,591	308,108	315,231

Adjusted EBITDA (2)	$(9,561)	$12,176	$9,826	$36,669

Cable and Satellite Segment:
Revenues	$81,646	$99,368	$254,640	$309,406
Operating expenses (1)	53,717	57,434	160,114	182,131

Adjusted EBITDA (2)	$27,929	$41,934	$94,526	$127,275

CE Licensing Segment:
Revenues	$24,144	$25,755	$89,000	$95,358
Operating expenses (1)	17,647	22,071	54,386	58,523

Adjusted EBITDA (2)	$6,497	$3,684	$34,614	$36,835

Corporate Segment:
Operating expenses (1)	$23,757	$15,698	$73,634	$47,340

Adjusted EBITDA (2)	$(23,757)	$(15,698)	$(73,634)	$(47,340)

Consolidated:
Revenues	$207,610	$236,890	$661,574	$756,664
Operating expenses (1)	206,502	194,794	596,242	603,225

Adjusted EBITDA (2)	$1,108	$42,096	$65,332	$153,439
Stock compensation	(246)	(1,318)	(33,109)	(19,812)

Depreciation and amortization	(25,022)	(72,865)	(155,454)	(288,064)
Impairment of intangible assets	-	-	-	(1,305,339)

Operating loss	(24,160)	(32,087)	(123,231)	(1,459,776)
Interest expense	(1,285)	(2,315)	(5,011)	(7,906)
Other expense, net	(603)	(3,403)	(2,169)	(12,168)

Loss before income taxes and cumulative effect of an accounting change	$(26,048)	$(37,805)	$(130,411)	$(1,479,850)

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.

(2)	Adjusted EBITDA is defined as operating (loss) income, excluding stock compensation, depreciation and amortization and impairment of intangible assets. Due to purchase accounting related to our mergers with TV Guide on July 12, 2000 and SkyMall on July 18, 2001, the results of operations reflect significant increases in amortization of finite-lived intangible assets. Accordingly, our industry segments are measured based on adjusted EBITDA. We believe adjusted EBITDA to be relevant and useful information, as adjusted EBITDA is the primary measure used by our chief operating decision maker to measure the operating profits or losses of our business.

15

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(7)    Income Taxes

        The income tax benefit as a percentage of loss before income taxes and cumulative effect of an accounting change for the three and nine months ended September 30, 2003 was 30% and 34%, respectively, compared to 110% and 37% for the same periods in 2002. The decrease in the effective tax rate in the third quarter of 2003 was primarily due to the Company’s adjustments in the prior period to the income tax accounts to reflect appropriate amounts of its various tax liabilities, limitations imposed on the utilization of net operating loss carryforwards and the effect of non-deductible foreign losses. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, the Company’s current and future tax expense as a percentage of income before income taxes may vary from period to period.

        The Company had income tax receivables of $71.3 million and $89.8 million at September 30, 2003 and December 31, 2002, respectively, which are included in other assets on the condensed consolidated balance sheets. These receivables arose from claims for refunds primarily related to the application of net operating loss carryforwards from acquired companies, after consideration of the various statutory limitations. The Company expects to receive such refunds at the completion of an examination by taxing authorities.

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

        The following table presents the effect on net (loss) income and basic and diluted net (loss) income per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123 (in thousands, except per share data).

GEMSTAR-TV GUIDE INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

(8)  Stock-Based Employee Compensation (continued)

	Three Months Ended September 30, 2003 2002		Nine months ended September 30, 2003 2002
Net (loss) income as reported	$(18,137)	$3,877	$(86,033)	$(5,117,781)
Add: Stock-based employee compensation included in reported net (loss) income, net of related tax effects	149	797	20,031	11,986
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(3,058)	(5,926)	(9,839)	(15,948)

Pro forma net loss	$(21,046)	$(1,252)	$(75,841)	$(5,121,743)

Basic and diluted net (loss) income per share:
As reported	$(0.04)	$0.01	$(0.21)	$(12.44)
Pro forma	(0.05)	0.00	(0.19)	(12.45)

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

Stock Compensation – As Reported

        Stock compensation was $246,000 for the three months ended September 30, 2003, as compared with $1.3 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, stock compensation was $33.1 million as compared with $19.8 million for the same period in 2002.

        As described in Note 9, the Company reversed a previously recognized stock compensation charge of $362,000 in the three months ended September 30, 2003 as a result of the forfeiture, under the terms of the restructuring agreements, of Dr. Yuen’s right to receive 200,000 options that would have been granted in November 2003 under the Patent Rights Agreement. Stock compensation for the nine months ended September 30, 2003 included a reversal of $7.7 million related to previously amortized unearned compensation ($4.8 million recognized in the first three months of 2003 and $2.9 million recognized in 2002). The amounts were related to restricted stock that was to be issued to two former executives in connection with the management restructuring in the fourth quarter of 2002. The previously recorded expense was reversed in the second quarter of 2003, since these executives were terminated in April 2003 and the restricted stock will not be issued.

        Stock compensation also includes amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options assumed by the Company. The unearned compensation is being amortized over the remaining vesting period of the options using an accelerated method. Amortization of unearned compensation was $608,000 and $1.3 million for the three months ended September 30, 2003 and 2002, respectively, and $2.3 million and $6.7 million for the nine months ended September 30, 2003 and 2002, respectively. In addition, stock compensation for the nine months ended September 30, 2002 includes $12.9 million of accelerated unearned compensation resulting from an executive who separated from the Company in 2002, and $200,000 arising from the issuance of options to the Company’s former chief executive officer in 1998.

        Included in stock compensation for the nine months ended September 30, 2003 is $33.7 million related to stock options held by the Company’s former chief executive officer and former chief financial officer. As described more fully in Note 9, the Company terminated the former executives’ employment for cause on April 18, 2003. In 1998, the executives entered into employment agreements that provided for accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. The intrinsic value was computed as the difference between the exercise price per share and the stock price per share on the new measurement date multiplied by the number of options. Compensation expense is recognized only when the Company determines that these executives will benefit from the extension of the post-employment exercise period.

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

        The Company has continued to pay salary and benefits to Dr. Yuen and Ms. Leung during the post-employment period at pay rates in effect prior to their termination on April 18, 2003. Such payments totaled approximately $1.1 million for the three months ended September 30, 2003 and $1.6 million for the period from the termination date through September 30, 2003. Under the terms of the former executives’ respective employment agreements, the Company is obligated to pay such amounts until an arbitration panel concurs that each of them was properly terminated. Such expense is included in operating expenses in the condensed consolidated statements of operations.

        Pursuant to the terms of the Patent Rights Agreement entered into in connection with the Company’s November 2002 management and corporate governance restructuring, the Company has the option to acquire certain of Dr. Yuen’s inventions during the period commencing on April 18, 2003 and ending on November 7, 2009. The Company may, in its sole discretion, terminate the agreement on April 18, 2006. The Company agreed to grant Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not to compete with the Company within the fields of IPG and interactive television. Subject to applicable terms and conditions, the agreement provides for (i) annual compensation of $250,000, (ii) an acquisition fee of $250,000 for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the Patent Rights Agreement from the sale of specified products and services with a guaranteed minimum of $1.25 million and a maximum of $2.75 million annually, with the minimum and maximum subject to annual adjustment for increases in the Consumer Price Index for Los Angeles, California, and (iv) 200,000 stock options per year to be granted each November at the market price on the date of grant during the term of this agreement. As discussed below, the Company will not be obligated to issue any stock options under the agreement. As a result of the termination of Dr. Yuen’s employment on April 18, 2003, and the resulting commencement of the effective term of the Patent Rights Agreement, the Company recognized a compensation charge and royalty fee totaling $562,000 and $1.3 million for the three and nine months ended September 30, 2003, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. The Company reversed a previously recognized stock compensation charge of $362,000 in the three months ended September 30, 2003 as a result of the forfeiture, under the terms of the restructuring agreements, of Dr. Yuen’s right to receive 200,000 options that would have been granted in November 2003 under the Patent Rights Agreement.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(10)  Guarantees

        TV Guide’s obligations under its credit facility and term loan are guaranteed by the Company and by certain subsidiaries of TV Guide, and the ownership interest of certain TV Guide subsidiaries is pledged as collateral. At September 30, 2003, outstanding borrowings under the credit facility and term loan were $138.4 million and $20.5 million, respectively.

        The Company is a party to a loan guaranty to assist a key printing services supplier in obtaining a line of credit and term loans with a bank. The loans permitted the printer to continue providing services to the Company. The maximum exposure to the Company under this guaranty is $4.9 million.

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

        The Company also has agreements to indemnify a number of its former and current officers and directors against losses incurred by them as a result of their service as an officer and/or director of the Company. In particular, the Company has certain agreements to indemnify and/or reimburse individuals for legal fees and expenses incurred in connection with certain litigation and investigatory proceedings. Among the former officers and directors with whom the Company has such agreements are Dr. Yuen, Ms. Leung, Peter C. Boylan and Jonathan Orlick. The litigation and investigatory proceedings to which these agreements relate include, but are not limited to, the investigation presently being conducted by the SEC and the shareholder and derivative litigation to which the Company is a party. The Company recorded approximately $2 million and $8 million in legal expenses incurred by its former officers and directors in the three months and nine months ended September 30, 2003, respectively, and approximately $1 million in both the three and nine months ended September 30, 2002, which are included in operating expenses in the condensed consolidated statements of operations. The Company maintains director and officer liability insurance with respect to liabilities arising out of certain matters, including matters arising under securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the insurance policy. Through September 30, 2003, the Company has incurred legal fees of approximately $1.7 million in excess of its deductible in connection with the above-mentioned shareholder and derivative litigation. Of this amount, approximately $300,000 has been reimbursed by the insurance carrier and the remaining $1.4 million is pending reimbursement as of September 30, 2003. The Company believes that such amount is reimbursable under its insurance policy and, accordingly, has not expensed these fees.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(11)  Impairment Charges

Impairment of Intangible Assets

        In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of the asset has decreased below its carrying value. During the second quarter of 2002, an adverse judgment in a legal proceeding, coupled with the sustained decline in the Company’s market capitalization, triggered an interim assessment by the Company to determine whether the fair values of goodwill and indefinite-lived intangible assets were less than their carrying values as of June 30, 2002. The Company, with the assistance of a third-party valuation expert, estimated the fair values of the Company’s indefinite-lived intangible assets and certain reporting units as of June 30, 2002. As a result, the Company determined that impairment charges of $206.8 million and $27.0 million should be recorded to goodwill and trademark, respectively.

        The same events caused the Company to impair certain of its finite-lived intangible assets. The Company estimated the undiscounted future net cash flows to be generated by these finite-lived intangible assets to be less than their carrying amount of $1.3 billion. The cash flow projections related to these finite-lived intangible assets as of June 30, 2002 reflected certain anticipated changes in the Company’s advertising delivery mechanism on TV Guide Interactive and anticipated consolidation in the cable television industry. The Company, with the assistance of a third-party valuation expert, then estimated the fair value of these finite-lived intangible assets at $266.0 million. This resulted in a pre-tax impairment loss of $1.1 billion. In addition, impairment charges for the nine months ended September 30, 2002 included $11.0 million for the write-down of the carrying value of certain finite-lived intangible assets to their fair values based on analyses performed as of January 1, 2002.

Cumulative Effect of an Accounting Change, Net of Tax

        During the three months ended June 30, 2002, the Company completed its assessment of the impact of SFAS No. 142, Goodwill and Intangible Assets (“Statement 142”), which was effective January 1, 2002. Statement 142 is applicable to the assessment and measurement of impairment of goodwill and indefinite-lived intangible assets. Pursuant to the transitional rules of Statement 142, management performed a transitional impairment test of these assets, which resulted in impairment charges to goodwill of $4.0 billion and indefinite-lived intangible assets of $369.0 million ($223.2 million, net of tax), both of which were recorded as the cumulative effect of an accounting change, net of tax in the condensed consolidated statement of operations for the nine months ended September 30, 2002.

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

Revenue Recognition

    General

        We follow the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”) and Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables, for revenue recognition. Under SOP 97-2 and SAB 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

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

    License Fees

        We license our proprietary technologies to consumer electronics manufacturers and to service providers, including multiple system operators (“MSOs”) and other owners and operators of cable television systems, telephone networks, Internet service providers, Internet websites, direct-to-home broadcast satellite service providers, wireless systems and other multi-channel video programming distributors. It is our normal practice to enter into written agreements with our customers. We generally recognize such license fees based on a per-unit shipped model (with consumer electronics manufacturers) or a per subscriber model (with service providers). Our revenues from per-unit license fees are recognized in the period the manufacturers report the number of units shipped. Revenues from per-subscriber fees are recognized in the month services are provided by a licensee, as reported to us by the licensee. See “Multiple-Element Arrangements” below.

        Revenues from annual and other license fees generally are recognized based on the specific terms of the license agreements. For instance, we have entered into certain arrangements under which substantial flat fees were paid upfront in addition to ongoing per-unit license fees. In such cases, the prepaid fees are deferred and recognized as revenue on a straight line basis over the term of the agreement. In certain cases, we will license our technology for an unlimited number of units over a specified period of time and for which we have continuing obligations. We record the fees associated with these arrangements on a straight line basis over the specified term. In addition, we have licensing arrangements with MSOs under which we share a portion of the IPG advertising revenue that we generate through the MSO. In some cases, we guarantee that a substantial portion of the MSO’s license fees paid to us will be reimbursed to the MSO through our ad-sharing obligation. To the extent the ad-sharing fees are not sufficient to meet these guarantees, we are obligated to purchase advertising on the MSO’s platform. Because the license fee is not fixed or determinable until resolution of the sharing or advertising buyback, which is typically settled quarterly, the advertising buyback guarantees and advertising revenue sharing are netted against the license fees so that only a net license fee amount is recognized.

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

        We have income both from foreign and domestic sources. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of our actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. The ultimate resolution of our current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of September 30, 2003 and December 31, 2002, we have established a valuation allowance of $48.2 million and $30.0 million, respectively, against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

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

The following table sets forth certain unaudited financial information for the Company for the three and nine-month periods ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30, 2003 2002		Nine months ended September 30, 2003 2002
Statement of Operations Data:
Revenues	$207,610	$236,890	$661,574	$756,664
Operating expenses:
Operating expenses, exclusive of expenses shown below	206,502	194,794	596,242	603,225
Stock compensation	246	1,318	33,109	19,812
Depreciation and amortization	25,022	72,865	155,454	288,064
Impairment of intangible assets	-	-	-	1,305,339

	231,770	268,977	784,805	2,216,440

Operating loss	(24,160)	(32,087)	(123,231)	(1,459,776)
Interest expense	(1,285)	(2,315)	(5,011)	(7,906)
Other expense, net	(603)	(3,403)	(2,169)	(12,168)

Loss before income taxes and cumulative effect of an accounting change	(26,048)	(37,805)	(130,411)	(1,479,850)
Income tax benefit	(7,911)	(41,682)	(44,378)	(550,106)

(Loss) income before cumulative effect of an accounting change	(18,137)	3,877	(86,033)	(929,744)
Cumulative effect of an accounting change, net of tax	-	-	-	(4,188,037)

Net (loss) income	$(18,137)	$3,877	$(86,033)	$(5,117,781)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$(17,057)	$(9,518)	$(6,843)	$127,528
Investing activities	(6,304)	(1,757)	1,442	15,261
Financing activities	(19,132)	(34,994)	(94,054)	(137,725)

Consolidated Results of Operations

        For the three months ended September 30, 2003, revenues were $207.6 million, a decrease of $29.3 million, or 12.4%, compared to the same period in 2002. For the nine months ended September 30, 2003, revenues were $661.6 million, a decrease of $95.1 million, or 12.6%, compared to the same period in 2002. The decrease in the third quarter of 2003 over the corresponding prior year period was primarily due to a $13.4 million decrease in newsstand and subscription revenues offset by a $2.4 million increase in advertising revenue at TV Guide magazine and an $18.5 million decrease in Superstar/Netlink C-band subscriber and DISH Network conversion revenues. The decrease for the nine months ended September 30, 2003 over the corresponding prior year period was primarily due to a $38.5 million decrease in newsstand and subscription revenues offset by a $4.4 million increase in advertising revenue at TV Guide magazine, a $53.7 million decline in Superstar/Netlink C-band subscriber and DISH Network conversion revenues and a $6.4 million decrease in revenues from the licensing of CE products.

        For the three months ended September 30, 2003, operating expenses were $206.5 million, an increase of $11.7 million, or 6.0%, compared to the same period in 2002. For the nine months ended September 30, 2003, operating expenses were $596.2 million, a decrease of $7.0 million, or 1.2%, compared to the same period in 2002. The increase in the third quarter of 2003 over the corresponding prior year period was primarily due to an investment of $14.4 million in TV Guide magazine during the 2003 period for editorial improvements and enhanced marketing efforts designed to stabilize paid circulation and increase advertising revenues. In addition, the Company recorded $3.8 million in expenses in the third quarter of 2003 related to the resolution of legal issues with a former executive of a Company subsidiary. The increases were partially offset by a decrease of $7.2 million in programming costs for Superstar/Netlink and expenses of $1.4 million in the 2002 period related to the Company’s magazine wholesale distribution business, which ceased operations in 2002. The decrease for the nine months ended September 30, 2003 over the corresponding prior year period was primarily due to a decrease of $25.2 million in programming costs for Superstar/Netlink, expenses of $14.1 million in the 2002 period related to the Company’s magazine wholesale distribution business, as described above, and bad debt recoveries aggregating $5.9 million in the 2003 period. The decreases were partially offset by an increase of $22.7 million in legal expenses and a $15.7 million investment in the magazine, as described above.

        Legal expenses related to patent-related litigation, other litigation and the SEC’s ongoing investigation totaled $14.4 million and $13.5 million for the three months ended September 30, 2003 and 2002, respectively, and $56.8 million and $34.1 million for the nine months ended September 30, 2003 and 2002, respectively. The Company’s legal expenses are expected to remain significant for the foreseeable future.

        Stock compensation was $246,000 for the three months ended September 30, 2003, as compared with $1.3 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, stock compensation was $33.1 million as compared with $19.8 million for the same period in 2002.

        As described in Note 9 of the Notes to Condensed Consolidated Financial Statements, the Company reversed a previously recognized stock compensation charge of $362,000 in the three months ended September 30, 2003 as a result of the forfeiture, under the terms of the restructuring agreements, of Dr. Yuen’s right to receive 200,000 options that would have been granted in November 2003 under the Patent Rights Agreement. Stock compensation for the nine months ended September 30, 2003 included a reversal of $7.7 million related to previously amortized unearned compensation ($4.8 million recognized in the first three months of 2003 and $2.9 million recognized in 2002). The amounts were related to restricted stock that was to be issued to two former executives in connection with the management restructuring in the fourth quarter of 2002. The previously recorded expense was reversed in the second quarter of 2003, since these executives were terminated in April 2003 and the restricted stock will not be issued.

        Stock compensation also includes amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options assumed by the Company. The unearned compensation is being amortized over the remaining vesting period of the options using an accelerated method. Amortization of unearned compensation was $608,000 and $1.3 million for the three months ended September 30, 2003 and 2002, respectively, and $2.3 million and $6.7 million for the nine months ended September 30, 2003 and 2002, respectively. In addition, stock compensation for the nine months ended September 30, 2002 includes $12.9 million of accelerated unearned compensation resulting from an executive who separated from the Company in 2002, and $200,000 arising from the issuance of options to the Company’s former chief executive officer in 1998.

        Included in stock compensation for the nine months ended September 30, 2003 is $33.7 million related to stock options held by the Company’s former chief executive officer and former chief financial officer. The Company terminated the former executives’ employment for cause on April 18, 2003. In 1998, the executives entered into employment agreements that provided for accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. The intrinsic value was computed as the difference between the exercise price per share and the stock price per share on the new measurement date multiplied by the number of options. Compensation expense is recognized only when the Company determines that these executives will benefit from the extension of the post-employment exercise period. As a result of the termination, the Company recognized a pre-tax stock compensation charge of $33.7 million during the three months ended March 31, 2003.

        Depreciation and amortization for the three months ended September 30, 2003 was $25.0 million, a decrease of $47.8 million, or 65.7%, compared to the same period in 2002. For the nine months ended September 30, 2003, depreciation and amortization was $155.5 million, a decrease of $132.6 million, or 46.0%, compared to the same period in the prior year. The decrease in depreciation and amortization for both periods was primarily attributable to decreased amortization expense related to finite-lived intangible assets. During 2002, the Company recorded impairment charges in the nine-month period of $1.1 billion to the carrying values of certain intangible assets with finite lives, and recorded additional impairment charges in subsequent periods. Such charges reduced amortization expense in subsequent periods. Amortization of finite-lived intangible assets totaled $19.2 million in the three months ended September 30, 2003 and is expected to decrease to approximately $13 million to $14 million in the fourth quarter of 2003.

        For the nine months ended September 30, 2002, impairment of intangible assets was $1.3 billion. In addition to the $1.1 billion impairment charges to finite-lived intangible assets noted above, the Company also recorded impairment charges of $206.8 million and $27.0 million to goodwill and trademark, respectively.

        For the three months ended September 30, 2003, interest expense was $1.3 million, a decrease of $1.0 million, as compared to the same period in 2002. For the nine months ended September 30, 2003, interest expense was $5.0 million, a decrease of $2.9 million, as compared to the same period in 2002. The decreases were attributable to lower debt levels together with lower interest rates during 2003.

        For the three months ended September 30, 2003, other expense, net was $603,000, a decrease of $2.8 million, as compared with the same period of 2002. For the nine months ended September 30, 2003, other expense, net was $2.2 million, a decrease of $10.0 million when compared to the same period in 2002. The decrease in other expense, net for the three-month period was primarily due to a $1.9 million decrease in minority interest expense as a result of a decrease in net income reported by Superstar/Netlink and approximately $823,000 recorded in the third quarter of 2002 related to abandoned acquisition-related activities. The decrease in other expense, net for the nine months ended September 30, 2003 was primarily attributable to a $7.5 million write-down during the first nine months of 2002 of marketable securities held by one of the Company’s equity-method investees. The decline in the fair value of such securities was determined to be other than temporary. No similar write-downs were recognized in the first nine months of 2003. In addition, minority interest expense decreased by $4.4 million primarily due to a decrease in net income reported by Superstar/Netlink and the Company recorded a $2.8 million gain on the sale of marketable securities. These decreases were partially offset by a $4.1 million decrease in interest income attributable to lower invested cash balances in the 2003 period.

        The income tax benefit as a percentage of loss before income taxes and cumulative effect of an accounting change for the three and nine months ended September 30, 2003 was 30% and 34%, respectively, compared to 110% and 37% for the same periods in 2002. The decrease in the effective tax rate in the third quarter of 2003 was primarily due to the Company’s adjustments in the prior period to the income tax accounts to reflect appropriate amounts of its various tax liabilities, limitations imposed on the utilization of net operating loss carryforwards and the effect of non-deductible foreign losses. The overall effective tax rate reported by the Company in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, the Company’s current and future tax expense as a percentage of income before income taxes may vary from period to period.

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

Segment Results of Operations

        Effective January 1, 2003, the Company restructured its businesses into four groups that also represent its reportable business segments. Segments are now organized along three industry lines in addition to a segment comprising certain corporate functions and related expenses. The Publishing Segment consists of the Company’s print and electronic publishing units and websites including TV Guide magazine and Gemstar eBook brands, as well as TV Guide Online and SkyMall catalog sales. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers program listings and channel lineups. The Cable and Satellite Segment offers products and services to consumers and service providers in the cable and satellite industry. The business units in this segment include TV Guide Channel, TV Guide Interactive, TVG Network, Superstar/Netlink Group, UVTV, SpaceCom and several other smaller related businesses. The Consumer Electronics Licensing (“CE Licensing”) Segment is responsible for the licensing of the Company’s proprietary technologies and intellectual property to the CE manufacturing industry and interactive television software providers, and for the sale of advertising carried on the IPGs deployed in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ system brand in North America and under other brands in Europe and Asia, and IPGs marketed under the GUIDE Plus+ and TV Guide On Screen brands in North America, under the GUIDE Plus+ brand in Europe and under the G-GUIDE brand in Asia. This segment also licenses intellectual property to interactive television software providers and manufacturers of set-top boxes for the DSS industry, and to program listings providers in the online, personal computer and other non-television businesses. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and certain litigation. The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs.

        Prior to January 1, 2003, the Company had segmented its businesses by revenue type, which required allocation of operating results for certain business units, principally TV Guide Interactive, TVG Network and SkyMall, between two or more segments. By contrast, the Company’s new segments reflect full operating results of their respective business units. This change is intended to provide greater business unit accountability and improve the transparency of operating performance. The Company’s previous reportable segments were identified as Technology and Licensing, Interactive Platform and Media and Services. Amounts for the three and nine-month periods ended September 30, 2002 have been reclassified to conform to the 2003 presentation.

        Segment information for the three and nine-month periods ended September 30, 2003 and 2002 is presented and reconciled to consolidated loss before income taxes and cumulative effect of an accounting change in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as follows (in thousands):

	Three Months Ended September 30, 2003 2002		Nine months ended September 30, 2003 2002
Publishing Segment:
Revenues	$101,820	$111,767	$317,934	$351,900
Operating expenses (1)	111,381	99,591	308,108	315,231

Adjusted EBITDA (2)	$(9,561)	$12,176	$9,826	$36,669

Cable and Satellite Segment:
Revenues	$81,646	$99,368	$254,640	$309,406
Operating expenses (1)	53,717	57,434	160,114	182,131

Adjusted EBITDA (2)	$27,929	$41,934	$94,526	$127,275

CE Licensing Segment:
Revenues	$24,144	$25,755	$89,000	$95,358
Operating expenses (1)	17,647	22,071	54,386	58,523

Adjusted EBITDA (2)	$6,497	$3,684	$34,614	$36,835

Corporate Segment:
Operating expenses (1)	$23,757	$15,698	$73,634	$47,340

Adjusted EBITDA (2)	$(23,757)	$(15,698)	$(73,634)	$(47,340)

Consolidated:
Revenues	$207,610	$236,890	$661,574	$756,664
Operating expenses (1)	206,502	194,794	596,242	603,225

Adjusted EBITDA (2)	$1,108	$42,096	$65,332	$153,439
Stock compensation	(246)	(1,318)	(33,109)	(19,812)
Depreciation and amortization	(25,022)	(72,865)	(155,454)	(288,064)
Impairment of intangible assets	-	-	-	(1,305,339)

Operating loss	(24,160)	(32,087)	(123,231)	(1,459,776)
Interest expense	(1,285)	(2,315)	(5,011)	(7,906)
Other expense, net	(603)	(3,403)	(2,169)	(12,168)

Loss before income taxes and cumulative effect of an accounting change	$(26,048)	$(37,805)	$(130,411)	$(1,479,850)

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.
(2)	Adjusted EBITDA is defined as operating (loss) income, excluding stock compensation, depreciation and amortization and impairment of intangible assets. Due to purchase accounting related to our mergers with TV Guide on July 12, 2000 and SkyMall on July 18, 2001, the results of operations reflect significant increases in amortization of finite-lived intangible assets. Accordingly, our industry segments are measured based on adjusted EBITDA. We believe adjusted EBITDA to be relevant and useful information, as adjusted EBITDA is the primary measure used by our chief operating decision maker to measure the operating profits or losses of our business.
27

Publishing Segment

        The Publishing Segment primarily includes the operations of TV Guide magazine, Gemstar eBook, the online website TV Guide Online and SkyMall.

        For the three months ended September 30, 2003, revenues for this segment were $101.8 million, a decrease of $9.9 million, or 8.9%, compared to the same period in 2002. For the nine months ended September 30, 2003, revenues for this segment were $317.9 million, a decrease of $34.0 million, or 9.7%, compared to the same period in 2002. The decreases in both periods were primarily due to decreased revenues earned by TV Guide magazine.

        The following table shows the breakdown of revenues in the Publishing Segment by business unit (in thousands):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Increase (Decrease)	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Increase (Decrease)
Publishing Segment:
TV Guide magazine	$89,957	$100,043	$(10,086)	$278,758	$313,846	$(35,088)
SkyMall	8,721	9,345	(624)	30,685	30,833	(148)
TV Guide Online	1,261	683	578	3,242	1,931	1,311
Gemstar eBook	1,821	1,623	198	5,036	5,047	(11)
Other	60	73	(13)	213	243	(30)

Total	$101,820	$111,767	$(9,947)	$317,934	$351,900	$(33,966)

        For the three months ended September 30, 2003, revenues decreased at TV Guide magazine by $10.1 million compared to the same period in 2002, primarily due to declines in subscriber and newsstand circulation revenues of $13.4 million, offset by an increase in advertising revenues of $2.4 million. For the nine months ended September 30, 2003, revenues decreased by $35.1 million compared to the same period in 2002 due to declines in subscriber and newsstand circulation revenues of $38.5 million and a $1.0 million decrease in other revenues primarily related to the Company’s exit from the magazine wholesale distribution business, offset by an increase in advertising revenues of $4.4 million.

        TV Guide magazine continues to face declines in paid circulation revenues due to a lower overall subscriber base and reduced newsstand sales. At September 30, 2003, TV Guide magazine had a rate base, including sponsored sales/bulk copy distribution, of approximately 9.0 million, which was unchanged from its rate base as of September 30, 2002. The number of sponsored sales/bulk copy distribution increased from 2.4 million copies at September 30, 2002 to 2.9 million copies at September 30, 2003. Sponsored sales/bulk copy distribution produce little or no circulation contribution and are of substantially lesser economic value than other sources of circulation. However, these copies generate additional advertising revenues. The management team at the magazine is engaged in editorial improvements and enhanced marketing efforts designed to stabilize the paid circulation and increase advertising revenues at the magazine. We expect our individually paid circulation to improve during the fourth quarter of 2003. In order to achieve this objective, the Company is investing approximately $20 million in the magazine business, primarily in the third and fourth quarters of 2003. Through September 30, 2003, the Company had spent approximately $15.7 million of that investment including $14.4 million in the third quarter.

        SkyMall’s net revenues are composed of commissions received on the sale of merchandise advertised in its in-flight catalog or on its website www.skymall.com, the selling price of merchandise sold through loyalty programs and placement fees paid by participating merchants to include their products or advertisements in SkyMall’s catalog. For the three months ended September 30, 2003, revenues decreased by $624,000 compared to the same period in 2002, principally due to decreases in loyalty program sales and lower net catalog commissions and fees, partially offset by higher placement fees charged to vendors. For the nine months ended September 30, 2003, revenues were relatively unchanged at $30.7 million from the same period in 2002. Increases in placement fees charged to merchants for including their products in the SkyMall catalog were more than offset by lower sales volume in the loyalty program and lower net catalog commissions and fees.

        TV Guide Online derives revenues from subscriber and licensing arrangements, advertising and merchandising sales. For the three and nine months ended September 30, 2003, revenues increased $578,000 and $1.3 million, respectively, from the same periods in 2002, primarily due to an increase in advertising revenues resulting from improved market conditions for online advertising and efforts to increase brand awareness.

        Gemstar eBook revenues were $1.8 million for the quarter ended September 30, 2003, an increase of $198,000 when compared to the same period in 2002. For the nine months ended September 30, 2003, revenues were relatively unchanged at

$5.0 million when compared to the same period in 2002. Revenues are earned through licensing of technology and selling eBook devices and content. The increase for the three months ended September 30, 2003 over the corresponding prior year period was due to increased sales of content following the Company’s June 18, 2003 announcement that it would scale back and eventually shut down operations of its eBook subsidiaries. The Company expensed approximately $1.3 million and $1.9 million of exit costs, primarily for employee severance payments, in the three and nine months ended September 30, 2003. While the Company expects to recognize remaining licensing revenues of $1.25 million in the fourth quarter of 2003, as well as some additional expenses, the Company does not expect to record any significant revenues or expenses related to its eBook business after 2003.

        Operating expenses in this segment were $111.4 million for the three months ended September 30, 2003, an increase of $11.8 million, or 11.8%, when compared to the same period in 2002. For the nine months ended September 30, 2003, operating expenses in this segment were $308.1 million, a decrease of $7.1 million, or 2.3%, when compared to the same period in 2002. The increase in operating expenses for the three-month period was primarily attributable to the increased investment of $14.4 million at the magazine as noted above, partially offset by a decrease of $1.4 million from exiting the magazine wholesale distribution business in 2002. The decrease in operating expenses for the nine-month period was primarily due to cost savings of approximately $14.1 million from exiting the magazine wholesale distribution business in 2002, decreases of approximately $5.9 million in the cost of the magazine production, primarily from reduced paper and postage expenses, and $2.9 million in operating expense reductions achieved by SkyMall, including lower personnel costs, paper costs, airline commission expenses and telephone costs. These decreases were partially offset by the investment of $15.7 million in the magazine during the nine-month period, as noted above.

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

        For the three months ended September 30, 2003, revenues for this segment were $81.6 million, a decrease of $17.7 million, or 17.8%, compared to the same period in 2002. For the nine months ended September 30, 2003, revenues were $254.6 million, a decrease of $54.8 million, or 17.7%, compared to the same period in 2002. The decreases were primarily attributable to a continuing decline in C-band subscribers in our SNG business unit, along with a decline in TV Guide Interactive advertising revenues, partially offset by increased wagering and licensing revenues generated by TVG.

        The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Increase (Decrease)	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Increase (Decrease)
Cable and Satellite Segment:
Superstar/Netlink Group	$37,514	$56,012	$(18,498)	$122,600	$176,312	$(53,712)
TV Guide Channel	22,440	22,990	(550)	73,762	72,435	1,327
TV Guide Interactive	6,116	7,306	(1,190)	16,754	23,254	(6,500)
TVG Network	8,535	5,828	2,707	20,652	12,159	8,493
Other	7,041	7,232	(191)	20,872	25,246	(4,374)

Total	$81,646	$99,368	$(17,722)	$254,640	$309,406	$(54,766)

        The C-band direct-to-home satellite market, in which SNG operates, continues to decline due to the growth of the newer generation DSS systems and continued cable system expansions. Moreover, SNG’s decline has been accelerated due to the success of the Company’s subscriber conversion program with DISH Network. On November 2, 1999, SNG signed an agreement with DISH Network to promote and solicit orders for DISH Network. In exchange, SNG receives an initial commission for each current or past SNG subscriber who subscribes to DISH Network and a monthly residual commission over the life of the agreement. SNG converted approximately 17,000 subscribers in each of the third and second quarters of 2003 as compared with approximately 25,000 in the third quarter of 2002. The Company expects the declines in the subscriber base of the C-band industry and the DISH Network conversions, and the resulting impact on revenues in this segment, to continue. At September 30,

2003, SNG provided service to 266,000 C-band subscribers, a decrease of 9.8% from the 295,000 subscribers served by SNG as of June 30, 2003 and a decrease of 33.3% from the 399,000 subscribers served by SNG at September 30, 2002.

        For the three and nine months ended September 30, 2003, TV Guide Channel revenues decreased by $550,000, or 2.4%, and increased by $1.3 million, or 1.8%, respectively, compared to the same periods in 2002. The decrease for the three-month period was primarily attributable to lower subscriber revenue due to declines in subscribers and decreased net effective rates paid by cable operators and decreases in advertising revenue. The increase for the nine-month period was attributable to an increase in advertising revenue, principally for infomercials and conventional ad sales.

        For the three and nine months ended September 30, 2003, TV Guide Interactive revenues decreased by $1.2 million and $6.5 million, respectively, from the same periods in 2002. The decrease for the three-month period was primarily caused by lower advertising revenue offset, in part, by increased subscriber revenue due to increases in the number of subscribers and a settlement with a cable multiple system operator. The decrease for the nine-month period was primarily due to lower advertising revenue and decreased licensing revenues caused by lower net effective rates. Distribution of TV Guide Interactive reached 11.0 million subscribers as of September 30, 2003, an increase of approximately 18% from September 30, 2002.

        This segment also includes revenues derived from licensing TVG’s intellectual property and content to third parties and from interactive wagering activities in certain markets. For the three months ended September 30, 2003, TVG’s revenues increased by $2.7 million, or 46.4%, from the same period in 2002. For the nine months ended September 30, 2003, revenues increased by $8.5 million, or 69.8%, from the same period in 2002. The increase reflects the addition of a licensee in May 2002 and increased wagering volumes due to new distribution and market launches, including certain DirecTV subscribers as of April 2003. TVG is available in approximately 11.5 million domestic satellite and cable homes as of September 30, 2003.

        Operating expenses in this segment were $53.7 million for the three months ended September 30, 2003, a decrease of $3.7 million, or 6.5%, compared to the same period in 2002. For the nine months ended September 30, 2003, operating expenses in this segment were $160.1 million, a decrease of $22.0 million, or 12.1%, compared to the same period in 2002. The decrease in expenses was primarily due to reduced programming fees at SNG associated with the decrease in the number of C-band subscribers, partially offset by increased expenses at TV Guide Interactive related to increases in personnel costs due to headcount increases and significant product improvements currently in development and expected to be deployed early next year, as well as certain severance costs.

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

        For the three months ended September 30, 2003, revenues in this segment were $24.1 million, a decrease of $1.6 million, or 6.3%, when compared to the same period in 2002. For the nine months ended September 30, 2003, revenues for this segment were $89.0 million, a decrease of $6.4 million, or 6.7%, when compared to the same period in 2002. The decreases were primarily attributable to declines in VCR Plus+ revenue, offset primarily by increases in DSS revenue. Of the total revenue in CE Licensing for the three months ended September 30, 2002, $3.0 million was related to settlement amounts from manufacturers that relate to prior service periods. For the nine months ended September 30, 2003 and 2002, $14.5 million (primarily related to a new licensing agreement with Thomson, as described below) and $11.9 million, respectively, related to settlement amounts from manufacturers that related to prior service periods. Settlement amounts for the nine months ended September 30, 2003 primarily related to the Company’s DSS business and settlement amounts in the three and nine months ended September 30, 2002 primarily related to the Company’s VCR Plus+ business. These settlement amounts may not recur in future periods.

        The following table shows the breakdown of revenues in the CE Licensing Segment by product (in thousands):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Increase (Decrease)	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Increase (Decrease)
CE Licensing Segment:
VCR Plus+	$10,011	$15,690	$(5,679)	$44,079	$65,794	$(21,715)
GUIDE Plus+	6,068	4,172	1,896	17,636	17,714	(78)
DSS	6,821	4,062	2,759	23,282	5,807	17,475
Other	1,244	1,831	(587)	4,003	6,043	(2,040)

Total	$24,144	$25,755	$(1,611)	$89,000	$95,358	$(6,358)

        Our VCR Plus+ business includes products marketed under the VCR Plus+ brand in North America, the G-Code brand in Asia and the Video Plus+/ShowView brand in Europe (collectively referred to as the “VCR Plus+ business”). During the three and nine months ended September 30, 2003, VCR Plus+ revenues decreased $5.7 million and $21.7 million, respectively, from the corresponding prior year periods primarily due to settlement amounts of approximately $3.6 million and $20.1 million in the three and nine-month periods ended September 30, 2002, respectively, that were related to prior service periods. In addition, the Company experienced a decline in reported unit shipments partially offset by an increase in the average rate paid for units shipped in 2003 compared with 2002. While VCR shipments continue to decline dramatically in North America, the trend in Europe and Asia is toward continued use of our VCR PlusCodes to record television programs in next generation products. Because the vast majority of the Company’s VCR Plus+ business revenues come from regions that continue to use our technology in next-generation products, we expect only moderate continued declines in revenues during the remainder of 2003 and beyond. Over time, we believe that much of the domestic and international VCR business will be replaced by hard disk and DVD recorders. As manufacturers move toward developing and selling these digital recorders, we have begun licensing our IPG technology as the navigational technology that drives recording in these devices.

        During the three months ended September 30, 2003, revenues in the GUIDE Plus+ business, which includes products marketed under the GUIDE Plus+ and TV Guide On Screen brands in North America, the GUIDE Plus+ brand in Europe and the G-GUIDE brand in Asia, were $6.1 million, an increase of $1.9 million, or 45.4%, compared to the same period in 2002. The increase for the three-month period was principally due to increases in unit shipments by CE manufacturers under new licensing agreements signed in 2003. For the nine months ended September 30, 2003, GUIDE Plus+ revenues were $17.6 million, relatively unchanged from the same period in 2002. GUIDE Plus+ revenues for the nine months ended September 30, 2003 and 2002 included settlement amounts related to prior service periods of $1.5 million and $(1.5 million), respectively. Excluding the settlement amounts, the decrease in GUIDE Plus+ revenues was primarily attributable to reduced licensing fees paid by Thomson under a new license agreement as compared with fees paid under a previous agreement that was in effect with Thomson during the corresponding periods in 2002.

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

        In October 2000, we received $188.0 million in cash from a set-top box manufacturer to settle outstanding arbitration and litigation proceedings. Of the $188.0 million cash received, $129.6 million was in prepayment of a 10-year technology licensing agreement. This prepayment is being amortized into income over the term of the license on a straight-line basis. GUIDE Plus+ revenues in the CE Licensing Segment for the three months ended September 30, 2003 and 2002 included $3.2 million in each period, recognized in connection with this agreement, while the corresponding nine-month periods each included $9.7 million. Additionally, GUIDE Plus+ revenues included $1.0 million in each of the three months ended September 30, 2003 and 2002, related to amortization of deferred revenue balances from other licensing prepayments, while the corresponding nine-month periods each included $3.1 million. At September 30, 2003, an aggregate of $118.8 million of deferred GUIDE Plus+ revenues remained to be recognized over the remaining terms of the underlying agreements.

        License fees from DSS set-top box suppliers were $6.8 million for the three months ended September 30, 2003, an increase of $2.8 million compared to the same period in 2002. The increase for the three-month period reflects the signing of new license agreements in 2003. For the nine months ended September 30, 2003, DSS license fees were $23.3 million, an increase of $17.5 million compared to the same period in 2002. The increase for the nine-month period was affected by settlement amounts from licensees for prior service periods. DSS revenues for the nine months ended September 30, 2003 and 2002 included settlement amounts of $13.0 million and $(6.7) million, respectively. In the second quarter of 2002, the Company provided promotional discounts and incentives of $6.7 million to Thomson in order to encourage the use of the Company’s products and the incorporation of the Company’s intellectual property into Thomson manufactured products. The $6.7 million paid to Thomson was netted against revenue in the second quarter of 2002. Such amount was considered to be one-time in nature and is therefore included in settlement amounts discussed above. DSS revenues are expected to decline in the near term due to slowing growth in the shipment of set-top boxes and non-payment of license fees by a key manufacturer.

        As part of the multi-year licensing agreement signed with Thomson on June 6, 2003, the parties settled all past obligations between the two companies, including a resolution of all outstanding arbitration and litigation. The agreement also resolved outstanding payments due for the second quarter of 2003 and certain other prior service periods related to the Company’s IPG technology and licensing of patents in the Company’s DSS business. Revenue recognized in the CE Licensing Segment in the second quarter of 2003 relating to this agreement was $11.3 million, of which $7.5 million was non-cash and related to the reversal of certain liabilities established by the Company in prior periods. In addition, a bad debt recovery of $4.8 million also resulted from this agreement with Thomson. Of the $11.3 million of revenue recognized in the second quarter of 2003, $9.8 million was related to prior service periods. In the near term, future quarterly revenues from Thomson are expected to be lower in total under the terms of the new agreement compared to the prior agreement, primarily for products incorporating GUIDE Plus+ technology. Whereas the prior agreement specified a fixed annual net licensing fee of $8.0 million, the new agreement bases licensing revenues on a sliding scale of per-unit fees tied to the cumulative number of units shipped. In addition, there is no minimum on the number of units required to be incorporated with the Company’s technology under the new agreement.

        Operating expenses in this segment were $17.6 million for the three months ended September 30, 2003, a decrease of $4.4 million, or 20.0%, when compared to the same period in 2002. For the nine months ended September 30, 2003, operating expenses in this segment were $54.4 million, a decrease of $4.1 million, or 7.1%, when compared to the same period in 2002. The decrease in segment expenses for the third quarter of 2003 over the corresponding prior year period was primarily due to a decrease in legal costs for patent prosecution and litigation, contracted service costs and marketing expenses. The decrease in segment expenses for the nine months ended September 30, 2003 over the corresponding prior year period was due to bad debt recoveries of $5.9 million in 2003 and decreases in various other general and administrative expenses, partially offset by higher legal expenses related to patent prosecution and litigation.

Corporate Segment

        The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs. During the three months ended September 30, 2003, operating expenses in this segment were $23.8 million, an increase of $8.1 million when compared to the same period in 2002. For the nine months ended September 30, 2003, operating expenses in this segment were $73.6 million, an increase of $26.3 million when compared to the same period in 2002. The increase for the three-month period was primarily attributable to increases in legal expenses, including those related to the SEC’s ongoing investigation, the resolution of legal issues with a former executive of a Company subsidiary and increased insurance premiums. The increase for the nine-month period was also due to higher audit and other professional fees. In addition, the Company recorded severance costs of $5.0 million in the first three months of 2002 associated with the separation of a former executive from the Company.

Liquidity and Capital Resources

        As of September 30, 2003, the Company’s cash, cash equivalents and marketable securities were $256.4 million. In addition, the Company has $37.4 million in a segregated account designated as restricted cash pursuant to the November 2002 management restructuring agreement. During the nine months ended September 30, 2003, the Company repaid $94.1 million in debt and capital lease obligations, which resulted in aggregate outstanding debt and capital lease obligations, both short-term and long-term, at September 30, 2003 of $162.1 million. At September 30, 2003, cash, cash equivalents and marketable securities (excluding the $37.4 million of restricted cash) exceeded debt and capital lease obligations by $94.3 million. During the three months ended September 30, 2003, the Company paid $3.2 million in connection with a termination and release agreement with Fantasy Sports Properties, Inc. and paid its previously settled and accrued obligation to the Department of Justice of $5.7 million. Since July 1, 2003, the Company received $24.5 million from the exercise of 8.2 million stock options by certain of the Company’s former executives, of which $20.0 million was received subsequent to September 30, 2003.

        Based on past performance and future expectations, the Company believes that the anticipated cash flows from operations, and existing cash, cash equivalents and marketable securities balances will be sufficient to satisfy its expected working capital, capital expenditure and debt requirements in the foreseeable future.

        Net cash flows used in operating activities were $6.8 million for the nine months ended September 30, 2003 compared to net cash flows from operating activities of $127.5 million generated during the nine months ended September 30, 2002. The decrease was primarily due to a decline in revenues attributable to the Company’s ongoing operating activities, payments totaling $48.4 million to DIVA, Fantasy Sports Properties, Inc. and the Department of Justice, combined with greater cash flows in the nine months ended September 30, 2002 from the liquidation of receivables in connection with the Company’s exit from the magazine wholesale distribution business.

        Net cash flows from investing activities were $1.4 million for the nine months ended September 30, 2003 compared to $15.3 million generated during the nine months ended September 30, 2002. The decrease was primarily due to reduced proceeds from sales and maturities of marketable securities, net of purchases. The Company holds a warrant, which expires in May 2004, to purchase additional common shares of Youbet.com, Inc. for an aggregate exercise price of approximately $40 million, subject to further adjustment. The warrant allows the purchase of common shares that, when aggregated with shares previously purchased through exercise of an initial warrant, equal 51% of the equity of Youbet.com, Inc.

        Net cash flows used in financing activities were $94.1 million for the nine months ended September 30, 2003 compared to $137.7 million for the nine months ended September 30, 2002. The decrease was primarily due to the repurchase of 6.9 million shares of the Company’s outstanding common stock for $63.4 million during the nine months ended September 30, 2002. There was no such repurchase program in the comparable period of 2003. Additionally, the decrease was due to a decline in distributions to minority interests of $9.6 million, offset by an increase in principal payments under the Company’s credit facilities of $32.5 million.

        The Company’s wholly owned subsidiary, TV Guide, has a $275 million six-year revolving credit facility (“Revolving Facility”), which expires in February 2005. Outstanding borrowings under the Revolving Facility at September 30, 2003 and December 31, 2002 were $138.4 million for both periods. TV Guide also had an outstanding letter of credit issued under the Revolving Facility of $1.0 million. As of September 30, 2003, TV Guide had available borrowing capacity under the Revolving Facility of $135.6 million.

        In addition, TV Guide has an amortizing term loan (“Term Loan”) with outstanding borrowings of $20.5 million and $113.0 million as of September 30, 2003 and December 31, 2002, respectively. The balance of the Term Loan is scheduled to be paid in the fourth quarter of 2003.

        Borrowings under the Revolving Facility and the Term Loan (collectively, the “Facilities”) bear interest (1.87% and 2.12%, respectively, at September 30, 2003) either at the banks’ prime rate or LIBOR, at the Company’s option, plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the loan documents. The Company pays its lenders a quarterly commitment fee of 0.125% on the unborrowed portion of its commitment under the Revolving Facility when outstanding borrowings are 50% or less of the total Revolving Facility commitment. In addition, the Company pays a quarterly facility fee on the total Revolving Facility commitment. The facility fee percentage (0.25% at September 30, 2003) is based on a sliding scale tied to TV Guide’s leverage ratio. The Facilities are guaranteed by Gemstar and by certain subsidiaries of TV Guide, and the ownership interest of certain TV Guide subsidiaries is pledged as collateral. In addition, 79%, or $19.3 million at September 30, 2003, of the cash and marketable securities balances of Superstar/Netlink Group LLC is subject to a lien pursuant to the terms of the Facilities. The Facilities also restrict TV Guide’s ability to pay dividends. This restriction does not apply to the Company’s ability to pay dividends. In addition, TV Guide is required to maintain certain financial covenants. As of September 30, 2003, TV Guide was in compliance with these covenants. The Facilities also restrict the transfer of assets by TV Guide to the Company.

        During 2002, the Company determined and disclosed that TV Guide may have been unable to maintain compliance with a financial covenant in its Facilities in the succeeding 12 months that requires it to maintain a minimum ratio of EBITDA to fixed charges, as defined in the loan documents. Accordingly, effective June 19, 2003, TV Guide and its lenders amended the Facilities to, among other things, allow for a $25.0 million prepayment on the Term Loan, which was prepaid in June 2003, to be deducted from the calculation of fixed charges. The Company also has the opportunity to make an additional principal prepayment of its remaining scheduled quarterly principal payment in 2003, which would further reduce fixed charges and the amount available under the Revolving Facility. The Company believes that its current financial liquidity position gives it adequate flexibility to refinance the Facilities or seek other alternatives if the Company determines that it may be unable to maintain compliance with the financial covenants in the future.

        The Company is a party to a loan guaranty to assist a key printing services supplier in obtaining a line of credit and term loans with a bank. The loans permitted the printer to continue providing services to the Company. The maximum exposure to the Company under this guaranty is $4.9 million.

        The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

        The Company collects in advance a majority of its TV Guide magazine subscription fees, Superstar/Netlink subscription fees and certain of its UVTV superstation revenues. In addition, the Company receives nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in current portion of deferred revenue and deferred revenue, less current portion on the condensed consolidated balance sheets. As of September 30, 2003, current and long-term deferred revenue totaled $339.7 million. The Company’s liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company’s liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

        During the nine months ended September 30, 2003, the Company signed three noncancelable operating leases with aggregate minimum lease payments of approximately $12 million between August 1, 2003 and June 30, 2010.

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

Related Party Transactions

        As of September 30, 2003, The News Corporation Limited (“News Corporation”) beneficially owned approximately 43% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

        The Company charged entities controlled by News Corporation $2.6 million and $3.2 million for advertising and other services during the three months ended September 30, 2003 and 2002, respectively, and $10.8 million and $11.7 million for the nine months ended September 30, 2003 and 2002, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $636,000 and $837,000 for the three months ended September 30, 2003 and 2002, respectively, and $2.1 million and $3.6 million for the nine months ended September 30, 2003 and 2002, respectively. The Company also purchased broadcast advertising from a News Corporation-controlled entity in the amount of $748,000 during the three and nine months ended September 30, 2003.

        The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.1 million for each of the three months ended September 30, 2003 and 2002, and $3.1 million for each of the nine months ended September 30, 2003 and 2002.

        News Corporation also provided the Company with the services of various News Corporation personnel from October 2002 through June 2003, including the Company’s former acting chief financial officer. Expenses associated with these services approximated $700,000 for the nine months ended September 30, 2003. During the three months ended September 30, 2003 and 2002, the Company also purchased catalog inventory and eBook content from News Corporation-controlled entities totaling $39,000 and $27,000, respectively, and $152,000 and $96,000 for the nine months ended September 30, 2003 and 2002, respectively.

        As of September 30, 2003 and December 31, 2002, the Company had receivables due from News Corporation-controlled entities totaling $706,000 and $4.0 million, respectively, and payables due to News Corporation-controlled entities totaling $1.3 million and $249,000, respectively.

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

        The Company, through its wholly owned subsidiary, TV Guide On Screen, Inc., leases 18,887 square feet of office space from CMT Partners, LP. The two sons of Douglas Macrae, an executive officer and member of the Board of Directors of the Company, through the 1993 DBM Descendants Trust (“DBM Trust”), own a 45% interest in CMT Partners, a privately held real estate partnership. The remaining term of the current lease between the Company and CMT Partners is three months with a renewal option at the expiration of the term. Rent expense recognized under this lease totaled $102,000 and $106,000 for the three months ended September 30, 2003 and 2002, respectively, and $307,000 and $337,000 for the nine months ended September 30, 2003 and 2002, respectively. DBM Trust may receive distributions from CMT Partners, which may include profits from the lease arrangement with the Company.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires variable interest entities (commonly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 became effective immediately for variable interest entities created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 have been delayed until December 31, 2003. Presently, management does not believe that the Company has interests that would be considered variable interest entities under FIN 46. A final determination regarding the provisions of FIN 46 will be reflected in the Company’s financial statements as of December 31, 2003.

        The effective date of certain elements of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement No. 150”), has been delayed indefinitely by the FASB. These elements of Statement No. 150 require that noncontrolling interests in limited-life subsidiaries be classified as liabilities. As a result of this indefinite delay, the Company has not adopted these elements of Statement No. 150. The Company has adopted the other elements of Statement No. 150, for which the effective date was not delayed. Currently, the Company does not expect that the adoption of the remaining elements of Statement No. 150 will have a material impact on its financial position or results of operations.

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

        During the past 12 months, our senior management team has undergone major changes. The structure of our Board of Directors also has been significantly changed. We are subject to certain risks associated with this new management structure, including, among others, risks relating to employee and business relations, managerial efficiency and effectiveness and overall familiarity with our business and operations. We cannot assure you that this major restructuring of our Board of Directors and senior management team will not adversely affect our results of operations.

        Our new management has spent considerable time and effort dealing with internal and external investigations.

        In addition to the challenges of the SEC investigation, class-action and related lawsuits and other ongoing litigation described above, our new management has spent and may continue to spend considerable time and effort dealing with internal and external investigations involving our previous accounting policies, disclosure controls and procedures and corporate governance procedures. We cannot assure you that the significant time and effort spent will not adversely affect our operations.

        We may discover additional instances of historical breakdowns in controls, policies and procedures affecting our financial statements.

        Following our management and corporate governance restructuring, we have made significant changes in our internal controls, our disclosure controls, policies and procedures, and our corporate governance policies and procedures. While the Company believes that the restructuring and our newly implemented controls, policies and procedures will help to prevent the occurrence of financial reporting problems in the future, there can be no assurance that we will not discover additional instances of breakdowns in our internal controls, policies and procedures of the types that led to the recent restatements of our historical financial results.

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

        The cost of participating and defending against these actions is substantial and will require the continuing diversion of management’s attention and corporate resources. We cannot predict or determine the outcome or resolution of these actions, or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

        We derive significant revenues from manufacturer license fees for our VCR Plus+ and IPG technologies based on the number of units shipped. We do not manufacture hardware, but rather depend on the cooperation of consumer electronics manufacturers to incorporate our technology into their products. Generally, our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only a few of these agreements guarantee a minimum aggregate licensing fee. Demand for new consumer electronics devices, such as television sets, VCRs, integrated satellite receiver decoders, DVD recorders, hard disk recorders, personal computers and Internet appliances, may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products and alternate consumer entertainment options. As a result, our future operating results may be adversely impacted by fluctuations in sales of consumer electronics devices employing our technologies.

        Dependence on the cooperation of cable systems, television broadcasters, publications and data providers could adversely affect our revenues.

        IPG program data and advertising data is delivered to network headends, cable headends, and broadcast stations for inclusion in the VBI of television signals for delivery to consumer electronics devices and to local affiliate cable systems for delivery to set-top boxes in subscribers’ homes via the out-of-band frequencies of local cable systems. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements governing certain of these relationships can be maintained on economical terms. To populate consumer electronics devices, we have arrangements for carriage of our data in the VBI of television stations included in the public broadcasting network, independently owned stations, and stations owned and operated by various station group owners. Our contract related to the public broadcasting network stations covers substantially all of the territory required to be covered to effectively transmit our data for delivery to consumer electronics devices incorporating our IPGs. We nevertheless continue to rely on arrangements, which are not long-term, with station group owners and operators and independently-owned stations for VBI carriage of our program guide and advertising data. Until we fully deploy our VBI carriage contract related to the public broadcasting network stations, we cannot assure you that our carriage arrangements with station group owners and operators and independently owned operators will continue. Furthermore, even if we have full deployment, our data broadcast through the VBI can be, and has been in the past in certain markets, deleted or modified by some of the local cable systems. Widespread deletion or modification of such data could have a material adverse impact on the Company’s GUIDE Plus+ or TV Guide On Screen business.

        In addition, we purchase some of our program guide information from commercial vendors. The quality, accuracy or timeliness of such data may not continue to meet our standards or be acceptable to consumers. Our VCR Plus+ system relies on consumer access to PlusCode numbers through licensed publications. We depend on the maintenance and renewal of agreements governing the PlusCode publications to ensure the distribution of the PlusCodes.

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

        Seasonality and variability of consumer electronics product shipments and newsstand sales of our print products may affect our revenues and results of operations on a quarterly or annual basis.

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

        Our results may be affected by the outcome of pending and future litigation and the protection and validity of patents and other intellectual property rights. Our patents and other intellectual property rights are important competitive tools and many generate income under license agreements. We cannot assure you that our intellectual property rights will not be challenged, invalidated or circumvented in the United States or abroad. Furthermore, we are subject to various antitrust claims asserted by third parties in connection with pending intellectual property litigation. Some of these matters involve potential compensatory, punitive or treble damage claims, or sanctions that, if granted, could have a material adverse effect on the Company. Unfavorable rulings in the Company’s legal proceedings, including those described in Note 4, “Legal Proceedings,” to the Condensed Consolidated Financial Statements—Unaudited, may have a negative impact on the Company that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of such investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-

party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

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

        We currently do not have a comprehensive disaster recovery plan and do not have fully redundant systems for certain critical operations. We have developed strategies for our mission-critical business operations and technology and expect to make incremental progress in implementing business continuity and disaster recovery plans over the next several quarters. Nevertheless, although we have some technology redundancy and back-up capabilities for our production, publishing and transmission capabilities, there are currently single points of failure within our processes and technology that, in the event of a catastrophic disruption, would cause us to lose our ability to provide transmission or publishing capabilities. In that event, we would have to operate at reduced service levels that could severely negatively affect our relationships with our customers, our revenue generation and our brand.

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

        We face competition from a wide range of other companies in the communications, advertising, media, entertainment, publishing, information, Internet services, software and technology fields. The competitive environment could, among other results, require price reductions for our products, require increased spending on marketing and product development, limit our ability to develop new products and services, limit our ability to expand our customer base or even result in attrition in our customer base. Any of these occurrences could negatively impact our operating results. Many of our competitors have greater financial and human resources than we do. As a result, these competitors can compete more effectively by offering customers better pricing and other terms and conditions, including indemnifying customers against patent infringement claims. Our TVG Network competes for viewers with other television networks, one of which is under common ownership with several racetracks, and competes for wagering revenue with other account wagering operations and industry participants.

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

        The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While these regulations do not apply directly to the Company, they affect cable television providers and other multichannel video programming distributors (“MVPDs”), which are the primary customers for our products and services. Certain programming sold by our Superstar/Netlink subsidiary is subject to the Satellite Home Viewer Improvement Act of 1999. In 2001, the FCC issued a Notice of Inquiry concerning interactive television services, which may indicate that the FCC intends to promulgate rules that could directly or indirectly affect our IPG business. In April 2003, the FCC extended to July 1, 2006 a deadline under which MVPDs (except DBS providers) must phase-out consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions. The FCC has indicated that it may eliminate this separation requirement altogether if the cable and consumer electronics industries successfully negotiate a bi-directional “plug-and-play” agreement, which would allow interactive services to be provided on digital televisions without the need for a set-top box. Any bi-directional “plug-and-play” agreement, which likely would be implemented by the FCC substantially unchanged, could impact our operations. Future developments relating to any of these or other regulatory matters may adversely affect our business.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide’s $275.0 million six-year revolving credit facility and $300.0 million four-year amortizing term loan, both as amended. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in fair value due to changes in interest rates. Because the interest rates on the credit facility and term loan are variable, based upon the banks’ prime rate or LIBOR, the Company’s interest expense and cash flow are impacted by interest rate fluctuations. At September 30, 2003, outstanding borrowings under the credit facility and term loan were $138.4 million and $20.5 million, respectively. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $1.6 million in interest expense and a corresponding decrease or increase of $1.6 million in the Company’s operating cash flow.

ITEM 4.        CONTROLS AND PROCEDURES

        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2003 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation. As described in “Certain Risks Affecting Business, Operating Results and Financial Condition — Risks Related to Our Business,” we do not have a comprehensive disaster recovery plan or back-up system, or fully redundant systems for some of our critical operations, and a disaster could severely damage our operations. The Company is currently developing such a plan and expects to make incremental progress in implementing business continuity and disaster recovery plans during the remainder of 2003 and through 2004. In addition, the Company is in the process of implementing improvements to its contract administration system. These improvements include the development of a centralized contracts repository, the creation of a corporate level contracts management database, the implementation of standard documentation protocols and the development of other measures to ensure the proper accounting treatment for such contracts. See “Certain Risks Affecting Business, Operating Results and Financial Condition — Risks Related to Our Business.”

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        See Note 4 to Condensed Consolidated Financial Statements—Unaudited.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

31.1 CEO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
    31.2           CFO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
    32.1           CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b.  Reports on Form 8-K

        The Company filed a report on Form 8-K under Item 5 on July 3, 2003, announcing the employment of Brian D. Urban as Chief Financial Officer of the Company on July 1, 2003, replacing Paul Haggerty, who served as the Company’s Acting Chief Financial Officer from November 2002.

        The Company filed a report on Form 8-K under Item 12 on August 14, 2003, announcing earnings for the three months ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMSTAR-TV GUIDE INTERNATIONAL, INC. (Registrant)

Date: November 13, 2003	By: /s/ BRIAN D. URBAN
Brian D. Urban
Chief Financial Officer
(Principal Financial Officer)
44