Form 10-K
period 2003-12-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2004-03-02
CIK 923282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of February 13, 2004, there were 418,373,489 shares of the registrant’s common stock outstanding. As of June 30, 2003, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.0 billion, based on the closing sale price of $5.01 per share as reported by the Nasdaq Stock Market. Shares of common stock held by officers, directors, and 5% holders have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement related to the 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS.

Overview

We are a leading media and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of consumers worldwide. Effective January 1, 2003, we restructured our businesses into four groups that also represent our reportable business segments. Segments are now organized along three industry lines in addition to a segment comprising certain corporate functions and related expenses.

•	Our Publishing Segment consists of our print and electronic publishing units and websites including TV Guide magazine, as well as TV Guide Online and the SkyMall catalog business. TV Guide magazine has over 27 million readers each week based on a circulation of approximately 9 million copies and offers editorial content and television listings. TV Guide Online (www.tvguide.com) is an entertainment website with more than 10 million unique monthly users. TV Guide Online offers listings, features, search and voting capability on television-related subjects. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups. Editorial and television schedule guidance is provided by TV Guide magazine, with a combined weekly circulation of about 9 million copies. SkyMall is our in-flight catalog that reaches airline passengers making approximately 600 million paid trips annually. TV Guide Online provides television programming information over the Internet and conducts electronic commerce on its www.tvguide.com website. In 2003, we significantly scaled back the operations of our Gemstar eBook subsidiaries, which licensed electronic book technology and sold e-book devices and content. We intend to eventually shut down our eBook operations and do not expect to record any significant revenues or expenses related to our eBook operations after 2003.

•	Our Cable and Satellite Segment includes the operations of TV Guide Channel, TV Guide Interactive, TVG Network (“TVG”), Superstar/Netlink Group (“SNG”), UVTV, SpaceCom and several other smaller related businesses. TV Guide Channel combines original programming content with comprehensive television listings information for distribution to multichannel video providers. TV Guide Channel, after a recent agreement signed with DirecTV, is currently carried in nearly 70 million households as measured by Nielsen. TV Guide Interactive licenses technologies, products and services related to television interactive program guides, or IPGs, to service providers and provides them with operational support, content and data. Our TV Guide Interactive IPG is delivered to more than 11 million digital cable subscribers and consists of an interactive on-screen program listing guide that allows television viewers to retrieve program listings on demand and perform various interactive functions designed to enhance the television viewing experience. TVG is a 24-hour horseracing and interactive wagering network. SNG delivers television programming to C-band satellite dish owners. Although the C-band business is declining due to competition from DSS and cable television systems, it presently accounts for a significant share of our revenues and operating income. In February 2004, we entered into a series of agreements related to SNG, UVTV and SpaceCom, as discussed below.

•	Our Consumer Electronics Licensing (“CE Licensing”) Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North America, under the ShowView and Video Plus+ brands in Europe and under the G-CODE brand in Asia (collectively, the “VCR Plus+ system”). In addition, this segment licenses IPGs marketed under the TV Guide On Screen brand in North America, under the GUIDE Plus+ brand in Europe and under the G-GUIDE brand in Asia (collectively, the “CE IPGs”). The CE IPGs are integrated into various consumer electronics devices, including televisions and digital recording devices such as digital video recorders (“DVRs”) and digital versatile disc recorders (“DVD recorders”). Our CE IPGs are deployed in more than 11 million television sets. This segment also has licensed intellectual property to manufacturers of set-top boxes for the digital satellite system (“DSS”) industry, and continues to license its intellectual property to interactive television software providers and program listings providers in the online, personal computer and other non-television businesses. As a result of an agreement with DirecTV, we will no longer collect one-time license fees from manufacturers of DirecTV’s set-top boxes, but instead will be paid by DirecTV on a recurring revenue model based initially on new subscribers. In addition, the CE Licensing Segment is responsible for the sale of advertising carried on the IPGs that are displayed in CE products and incurs costs associated with patent prosecution and certain litigation.

•	Our Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs.

Our principal business strategy is to develop technologies, products and services that provide a comprehensive solution to the television guidance needs of consumers worldwide. We believe that viewers today are overwhelmed by the increasing number of programming and channel choices, as well as the new products and services supported by digital technology, such as video-on-demand (“VOD”) and DVRs. We believe our technologies, interactive services, content and publications together are well positioned to simplify and enhance consumers’ television viewing experience. We believe that the relevance of our television guidance products will increase as more and more consumers gain access to the several hundred channel universe of digital television.

Our interactive program guidance technologies are incorporated into television sets, VCRs, DVD recorders, DVRs, personal computers (“PCs”), and cable and satellite television set-top boxes. In addition to our interactive program guidance technologies, we own and publish TV Guide magazine and operate the website www.tvguide.com. We also own and produce original programming in the form of the TV Guide Channel, which offers editorial content and television listings directly on consumers’ television screens, and TVG, which provides horseracing programming and interactive wagering services. We sell or provide this programming to owners and operators of cable and satellite television systems, including some of the largest cable multiple system operators (“MSOs”), and other programming distributors.

Recent Developments

We have recently entered into new agreements with four of the leading cable operators and DSS providers in the United States. These transactions include licenses to our patented technology and enable the licensees to deploy our IPG, their own IPGs or IPGs developed by third parties.

Time Warner Cable. In October 2003, we signed a long-term licensing and distribution agreement with Time Warner Cable to incorporate our intellectual property and technology, as well as our TV Guide brand and content, on interactive program guides throughout Time Warner’s digital subscriber base. As part of the agreement, Time Warner has the option of providing its systems with a customized version of our interactive program guide, TV Guide Interactive. We also granted a patent license that will allow Time Warner to incorporate TV Guide branded elements and content into its own proprietary guide or into guides provided to it by third party vendors.

DirecTV. In December 2003, we signed a long-term licensing and distribution agreement with DirecTV, Inc. to use our intellectual property and technology, as well as our TV Guide brand, in interactive program guides across its subscriber base. Under this agreement, which began in January 2004, we will receive fees from DirecTV for a non-exclusive patent license that allows DirecTV to use our intellectual property and technology in its own IPGs or, alternatively, in IPGs supplied to DirecTV by its vendors. In addition, our agreement with DirecTV increased our distribution of our TV Guide Channel by over 10 million households.

Comcast. In February 2004, we signed an agreement with Comcast Corporation to form a joint IPG development group using our existing TV Guide Interactive IPG as a foundation to create an industry-leading guide for Comcast and the cable industry. We also agreed to enter into a long-term non-exclusive patent license and distribution agreement, which provides Comcast with the right to use our intellectual property and technology as well as our TV Guide brand and content on its IPGs in exchange for a one-time payment to us of $250 million in cash, payable at closing. Additionally, pursuant to the agreement, we will enter into a new distribution arrangement with Comcast that will provide for carriage of our TV Guide Channel, TV Guide On Demand and our TVG throughout various Comcast systems.

EchoStar Communications. In March 2004, we entered into a long-term non-exclusive patent license and distribution agreement with EchoStar Communications Corporation, which does business as DISH Network. The agreement includes a one-time payment by EchoStar of $190 million in cash and entitles EchoStar to utilize our intellectual property and technology as well as the TV Guide brand and content on its interactive program guides. Additionally, we entered into distribution arrangements with EchoStar providing for the launch and carriage of the TV Guide Channel as well as the extension of their existing distribution agreement for carriage of TVG. We also signed an agreement with EchoStar that resolves all outstanding litigation between us. Separately, EchoStar will acquire the assets of SNG, UVTV and SpaceCom for approximately $48 million in cash. Our sale of these assets to EchoStar is subject to certain regulatory approvals. We also agreed to purchase from Wisdom Media Group the minority interest in SNG that we do not already own for $15 million in cash. The licenses and settlement agreement will become effective upon the closing of the asset sale transaction.

In February 2004, we agreed to settle our pending legal disputes with Pioneer Corporation and its affiliates and enter into a licensing arrangement going forward. This arrangement includes a one-time payment of $14 million by Pioneer to us along with multi-year licensing agreements under which Pioneer will pay us a per-unit license fee for cable set-top boxes incorporating Pioneer IPGs and for the incorporation of our technology into various Pioneer consumer electronics products.

In February 2004, we reached an agreement to settle the consolidated shareholder class action lawsuits pending in the U.S. District Court for the Central District of California. Charges in the suits relate to certain accounting practices and financial reporting under former management. Under the proposed agreement, we will pay a total settlement amount of $67.5 million in cash and stock. We will pay an aggregate of $42.5 million in cash to the class in a combination of direct payments and payments which may be made through the SEC. In addition, we agreed to issue 4,105,090 shares of our common stock which was valued at

$6.09 per share on the date the agreement was reached, or $25 million in the aggregate. The number of shares will increase if the price per share at the time of distribution to the class is less than $6.09 per share. The agreement also provides us with the option to substitute cash for up to 2,052,545 of the shares at $6.09 per share prior to the final settlement being approved. We will assign to the class certain of our claims against our former auditors, KPMG LLP. The class will retain all of its securities fraud claims against our former chief executive officer, former chief financial officer and KPMG LLP, and we will retain all of our claims against former management and our insurance carriers related to the defense and settlement of these actions and related matters. Pursuant to the proposed settlement, we recorded a pre-tax charge of $67.5 million in the fourth quarter of 2003. This settlement is subject to approval by the Court and notice to the class. The settlement does not resolve the related shareholder derivative suits or the non-consolidated securities fraud cases still pending against us.

Technologies, Products and Services

Interactive Program Guides

IPGs allow television viewers to retrieve program listings and content information on demand and to perform various interactive functions designed to enhance the television viewing experience. We believe that interactive television guidance technology is quickly becoming a must-have tool for television viewers bombarded with an increasing number of programming choices, an increasing number of digital cable and satellite television channels, and VOD services. We also believe that IPGs will become an entry point for consumers to avail themselves of a range of new services and content that will be available on television screens.

Program listings and detailed program descriptions can be viewed on our IPGs by time, channel or category, or the listings can be scanned alphabetically. Other functions offered by our IPGs include parental control features, reminder notices to viewers, programming features (for recording) and pay-per-view and VOD integration. In addition, some of our IPGs allow viewers to set a recording device to record television programming for later viewing.

We currently market and license our IPG technologies, products and services to consumer electronics manufacturers and to service providers and manufacturers that supply service providers with cable and satellite set-top boxes. In the consumer electronics business, our IPG technology enables licensed manufacturers to enhance the functionality and appeal of their products. Our IPG products and services enable service providers to deliver advertising and market additional services and content to subscribers. Our IPG technology allows service providers to customize certain elements of our IPGs for their subscribers and also allows them to upgrade over time the features and services they can offer to their subscribers. Our IPGs are compatible with service providers’ subscription management, pay-per-view and VOD operations. IPGs also allow programmers and programming distributors to continuously disseminate updated program information.

As of December 2003, we had deployed over 11 million CE IPGs, which are incorporated into consumer electronics devices, and over 11 million TV Guide Interactive IPGs, which are incorporated into digital cable set-top boxes. Since the beginning of 2003, we have entered into multi-year licensing agreements with several leading consumer electronics manufacturers, including LG/Zenith, Matsushita (Panasonic), Mitsubishi, Philips, Pioneer, Sony, Samsung, Sharp, Thomson and Toshiba, to incorporate our CE IPGs into various digital television or recording products. Generally, our agreements with consumer electronics manufacturers enable such manufacturers to incorporate our IPG technology into specified products in certain territories, provide that we receive royalties based on the number of units produced and shipped that incorporate our IPG products, and generally do not include minimum aggregate licensing fees or volume commitments. We currently have contracts with more than 200 cable system operators and telephone companies in the United States that license our IPG products and services for distribution to their subscribers in television sets and set-top boxes. We recently entered into licensing and distribution agreements with Time Warner Cable, DirecTV, Comcast and EchoStar pursuant to which such service providers may elect to deploy a TV Guide Interactive IPG, their own IPG or a third party IPG.

In the computer and Internet business, we have licensed our IPG technology to a leading software company, which has adopted our IPG technology in a number of its product offerings. Our IPG technology, products and services have also been licensed by two of the largest tuner card manufacturers in the United States and incorporated into tuner cards for use in PCs.

Interactive Platform Services

Our data service used in conjunction with our IPG products routinely updates the data that appears on these products. That data includes the most currently available program listings and advertising data, which we regularly accumulate from our shared listings databases, and specialized advertising systems for distribution to our IPG products and licensees. We also provide access to our program listings data pursuant to certain of our licensing arrangements with cable and satellite service providers. Advertising data is accumulated, as specified by our advertising customers, and entered into specialized advertising systems.

We process and format the program listings and advertising data into proprietary data formats and deliver it via a variety of transmission means, including land-line telephone links, broadcast signals and satellite feeds to our IPGs. Generally, to populate the IPGs incorporated into consumer electronics products, the data is fed to our insertion equipment located in network head-ends, cable head-ends and broadcast stations for inclusion in the vertical blanking interval (“VBI”) of television signals. Norpak Corporation, a majority-owned Canadian subsidiary of the Company, manufactures and supplies us with the VBI insertion equipment. We have arrangements for carriage of our data in the VBI of television stations included in independently owned stations and stations owned and operated by various station group owners. In exchange for the right to transmit our data in a station’s VBI, we generally provide the station with a preferred position on the IPG in its designated market area. In addition, we have an agreement under which we pay for the right to transmit our data in the VBI of Public Broadcasting System member stations throughout the United States. To populate cable set-top boxes, the data is continuously delivered to local affiliate cable systems for delivery to set-top boxes in subscribers’ homes via out-of-band data frequencies.

We began efforts to sell advertising on our IPG platforms in 1999. Our IPG advertisers today include some of the most recognized names in American product and service marketing and some significant programmers and entertainment distributors. Since the IPG is a relatively new and unique advertising medium, advertising sales volume is still relatively small. A portion of the advertising on our IPGs is advertising from third parties with which we have other business relationships. In many cases, these relationships require us to make payments to the advertiser in the form of market development or similar funds related to our IPGs, or to provide economic incentives to such advertisers through the use of advertising inventory on other Company advertising platforms. We account for such transactions as multiple-element arrangements (see Note 1, “Description of Business and Summary of Significant Accounting Policies,” to Consolidated Financial Statements). We are currently re-evaluating our IPG advertising strategy with the goal of maximizing what we believe could be a long-term revenue opportunity presented by this advertising medium.

The Company also conducts electronic commerce on certain websites, including www.skymall.com and www.tvguide.com.

VCR Plus+

Our first proprietary product, the VCR Plus+ system for selecting television programming for recording, was introduced in 1990. Since then, our VCR Plus+ technology has been adopted as the industry standard for VCR recording of television programming by virtually every major consumer electronics manufacturer worldwide. We have developed and introduced additional features to enhance the functionality of the VCR Plus+ setup procedures, including controlling set-top boxes and updating the clock and cable channel lineup information. VCR Plus+ is offered internationally in more than 35 countries. It is incorporated into VCRs, television sets and digital devices such as DVD recorders and DVRs by licensed consumer electronics manufacturers and enables consumers to record a television program by simply entering a proprietary one- to eight-digit PlusCode number into the device via a remote control unit. PlusCode numbers are printed next to television listings in participating newspapers and television program guides.

PlusCode numbers are generated through a patented process developed by us and are now carried by over 1,700 publications worldwide, with a combined circulation of over 300 million, including the New York Times, the Los Angeles Times, TV Guide, the Asahi Shimbun (Japan), the Sun (U.K.), the Daily Mirror (U.K.) and the Oriental Daily News (Hong Kong). In North America, we pay an agency to manage, collect and remit payments from owners of newspapers and magazines that publish our PlusCode numbers. We also license our PlusCode numbers to a data company that bundles the codes with other data sold to owners of newspapers and magazines. In Europe, Australia, New Zealand and Asia (other than Japan and South Korea), our subsidiaries directly handle our PlusCode publication contracts and manage and collect the fees under those contracts. One of our subsidiaries also collects, processes and distributes television listings data for more than 20 countries in Europe. In Japan and South Korea, the sale of PlusCode numbers is handled by a third party company called Gemstar Japan. Prior to our initial public offering in 1995, Gemstar Japan was a wholly owned subsidiary of our predecessor company. Upon the closing of our initial public offering, the stock was “spun-off” to entities that were controlled by former stockholders and executives of our predecessor company. Also upon the closing of our initial public offering, Gemstar Japan entered into service contracts with us for PlusCode publication in Japan and South Korea that have since expired. In June 2002, Gemstar Japan transferred certain trademark registrations back to us. We are currently in the process of negotiating a new arrangement with Gemstar Japan with respect to the distribution of our PlusCodes in Japan and South Korea in the future.

TV Guide Magazine

TV Guide magazine has been published continuously since 1953 and is the most widely circulated paid weekly magazine in the United States. TV Guide magazine offers television viewers television program guidance, listings and descriptions. The magazine also provides feature entertainment information about shows, stars, technology and developments in the world of on- screen entertainment. We anticipate that TV Guide magazine will continue to be a valuable and viable product in print form even with the emergence of electronic listings data because of its convenience, simplicity and integration of editorial expertise and commentary with listings. As channel choices and time shifting proliferate, we believe TV Guide magazine will become more valuable as a planning and decision tool for readers/viewers. We plan to continue to evolve TV Guide magazine as a planning tool and entertainment source to guide program choices and complement the other guidance tools that we deploy, all under one trusted brand — TV Guide.

As of December 31, 2003, TV Guide magazine had a circulation of approximately 9 million copies that reached approximately 27 million readers each week, according to MediaMark Research, Inc. We publish over 175 separate digest and ultimate size editions of this magazine weekly, including geographic and cable specific editions. On a monthly basis, we also published The Cable Guide, which had approximately 575,000 subscribers. The magazine discontinued publishing the Cable Guide in December 2003. In addition, we produce a monthly pay-per-view guide for more than 30 cable systems in the United States. TV Guide magazine attracts new subscribers to its cable-specific editions through the continued customization of the magazine for regional cable systems and through customer marketing programs in conjunction with some of the country’s largest MSOs.

TV Guide magazine’s rate base, the volume of circulation guaranteed to advertisers, was 9 million as of December 31, 2003, which was unchanged from December 31, 2002. The magazine’s rate base was last adjusted from 9.9 million in June 2001 to the current 9 million. TV Guide magazine fully complies with the Audit Bureau of Circulations’ audit requirements. TV Guide magazine’s circulation comprises a number of sources, including newsstand sales, individually paid subscriptions and sponsored sales sold in bulk. Sponsored sales increased from a monthly average of 2.2 million copies in December 2002 to 2.7 million copies in December 2003. Sponsored sales, which support advertising revenues, produce little or no circulation contribution and are of substantially lesser economic value than other sources of circulation.

TV Guide magazine revenues have accounted for 42%, 42% and 43% of our consolidated revenues in the years ended December 31, 2003, 2002 and 2001, respectively. TV Guide magazine’s circulation revenues are derived from four primary sources: new subscriptions (sold through insert cards in TV Guide magazine, our website tvguide.com, direct mail and direct mail agents), subscription renewals, single-copy newsstand sales, and subscriptions for cable and satellite-specific editions sold through MSOs and satellite TV companies. TV Guide magazine circulation revenues have been decreasing due to declines in the number of subscribers available for renewal promotion, lower renewal prices and reduced newsstand sales. The overall decrease in circulation revenues of TV Guide magazine may continue and could be significant.

In 2003, TV Guide magazine carried more than 2,400 total advertising pages. The national feature section, which has traditionally attracted general-appeal category advertisers such as food, drug, automobile, entertainment and packaged goods companies, comprised approximately 50% of these pages. The listings section, which typically includes network and cable tune-in advertising, comprised 34% of total advertising pages; and insert advertising represented approximately 16% of these pages. TV Guide magazine sells advertising principally through an internal advertising sales force, TV Guide Media Sales. Advertisers may purchase pages on either a national or regional basis in TV Guide according to their needs.

The printing of TV Guide magazine and the other publications published by the TV Guide magazine group is outsourced to seven independent commercial printers located throughout the United States. We believe there is an adequate supply of alternative printing services available to publish TV Guide magazine at competitive prices should the need arise. The principal raw materials used in the publication of TV Guide magazine are coated and uncoated paper. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions. Increases in the price of coated and uncoated paper could have a material adverse effect on TV Guide magazine’s operating performance. We do not hedge against increases in paper costs. Postage for product distribution and direct mail solicitations is also a significant expense to TV Guide magazine and a material increase in postage prices would adversely affect the magazine’s operating performance.

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

SkyMall

Acquired in July 2001, SkyMall is a specialty retailer that offers airline passengers a large selection of premium-quality products and services from a wide variety of merchants and partners through the SkyMall in-flight catalog and www.skymall.com. SkyMall has a sophisticated vendor relationship management system, which can be customized to interface with a merchant’s sales and distribution system in a turn-key manner. With this business model, SkyMall holds minimal product inventory, providing maximum flexibility for the type of products that may be made available to consumers from time to time. The SkyMall in-flight catalogs currently reach airline passengers making approximately 600 million paid trips annually. SkyMall has agreements with all of the major domestic airlines, representing 93% of the total passengers boarded in the United States each year, granting it access to a captive audience with upscale demographics for its quarterly catalogs.

TV Guide Channel

TV Guide Channel is an entertainment network that offers television viewers information on programs, celebrities and trends in television, as well as program listings and descriptions. We offer multichannel video providers a fully customized and localized television network, continuously delivering updated entertainment information that promotes the provider’s networks and programs. TV Guide Channel’s hosted format is designed to appeal to cable operators, DSS service providers, advertisers and consumers.

TV Guide Channel is typically included in a basic or expanded basic viewing package offered by programming distributors to their subscribers, and is generally available in both analog and digital channel lineups. Subscribers do not need additional equipment to receive the channel. The screen for TV Guide Channel is divided into two components, with the upper half devoted to programming that drives the cable operator’s primary revenue generators, such as pay-per-view or VOD, creates an entertainment environment in which media buyers want to place their clients’ advertising and gives consumers customized entertainment information on upcoming programs. This portion of the screen combines behind-the-scenes footage, in-depth interviews and localized information with reviews, recommendations and previews related to upcoming programming options. The lower half of the screen displays listings that contain viewing times, channel numbers, network identification, program titles, weather, movie descriptions, program ratings and ordering instructions for pay-per-view services, updated in 2,300 cable TV distribution systems around the country on a daily basis. As of December 31, 2003, TV Guide Channel was distributed to 57.1 million households as measured by Nielsen and now reaches nearly 70 million households as a result of its January 2004 launch on DirecTV. In January 2004, we launched a revamped TV Guide Channel that features a new programming line-up, on-air branding and a new studio.

TVG

We own 93% of TVG. We produce, market and distribute TVG, a cable and satellite sports entertainment television network that combines live horseracing from many of the premier horse racetracks in the United States with the convenience of interactive wagering from home. In 2003, TVG delivered racing content and accepted wagers on races from 62 horse racetracks in return for a fee based on a percentage of gross wagering handled by TVG.

As of December 31, 2003, TVG’s television network was available in more than 12.3 million U.S. households on DISH Network satellite service (basic tier), DirecTV satellite service, which carries TVG in its SPORTS Pack premium package, C-band satellite systems and on cable systems in regional areas. In certain states, TVG customers may establish wagering accounts to wager on the horse races through patented, proprietary interactive applications utilizing automated telephone, online closed loop subscriber-based systems and digital set-top box remote control software developed or in development by us.

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

TVG is also party to license and content agreements with Youbet.com, Inc. and America TAB, Ltd. Pursuant to these agreements, TVG receives royalties in exchange for licenses to certain of its intellectual property and sublicenses to certain of its audiovisual and pari-mutuel account wagering rights for content from various horse racetracks.

TVG is a growing business in which we have made substantial investment. Future growth in the business will depend on the legislative and regulatory environment on both Federal and state levels, the continued expansion of cable and satellite television distribution and the integration of interactive wagering technologies for online and interactive television applications.

SNG Direct-to-Home Satellite Programming Services

We own approximately 80% of SNG. SNG markets and distributes entertainment programming to C-band home satellite dish owners in the United States in subscription periods of one, three, six and twelve months. The C-band business is declining primarily as a result of competition from DSS and cable television systems. DSS providers such as DISH Network and DirecTV transmit on the Ku band, which uses a higher power signal than C-band satellites, enabling DSS customers to use smaller, less obtrusive satellite dishes. In addition, DSS and digital cable operators transmit digital signals that allow for a larger number of channels, including local network stations.

To further its strategy of reducing operational involvement in this business while maximizing profitability, in 1999, SNG entered into a marketing alliance agreement to promote and solicit orders for DISH Network. In exchange, SNG receives an initial commission for each SNG subscriber who subscribes to DISH Network and a monthly residual commission over the life of the agreement, which expires at the end of 2005. In 2003, the total number of C-band subscribers in the industry decreased by 27% to approximately 428,000 subscribers. At December 31, 2003, SNG provided service to 236,000 of these subscribers, a decrease of 35% from the subscribers served by SNG at December 31, 2002. We expect the decline in our C-band business to continue and this decline may be accelerated by our agreement with EchoStar. In March 2004, we entered into an agreement with EchoStar that, among other things, includes the sale of substantially all of the assets of SNG. In February 2004, we also agreed to purchase from Wisdom Media Group the minority interest in SNG that we do not already own.

UVTV Satellite Distribution of Video Entertainment Services

Through our UVTV subsidiary, we market and distribute television superstations WPIX (New York) and KTLA (Los Angeles) to cable systems and direct-to-home subscribers, including C-band and DSS, and the Denver 5 networks to C-band subscribers. During 2002, we ceased to operate a separate business that sold programming packages to satellite master antenna television systems serving hotels and multi-unit dwellings. In March 2004, we entered into an agreement with EchoStar that, among other things, includes the sale of substantially all of the assets of UVTV.

SpaceCom Satellite Transmission Services for Private Networks

Our SpaceCom subsidiary provides point-to-multipoint and commercial point-to-point two-way broadband satellite communications for various industries throughout North and South America, including radio programmers, paging network operators, financial information providers, news services, Internet service providers and other private business networks. SpaceCom leases two Ku-band satellite transponders and several portions of other Ku and C-band transponders, communications on which originate from its teleport facility. In March 2004, we entered into an agreement with EchoStar that, among other things, includes the sale of substantially all of the assets of SpaceCom.

Electronic Book Publishing

In early 2000, we entered the eBook business with the acquisition of SoftBook Press, Inc. (“SoftBook”) and NuvoMedia, Inc. (“NuvoMedia”), two pioneering companies in the eBook business, and later, Les Editions 00h00, an electronic publisher in Europe. We earned revenues in our eBook business through licensing technology and selling e-book devices and content. During 2003, we significantly scaled back the operations of our eBook subsidiaries. Sales of eBook reading devices and content were discontinued in June and July 2003, respectively. Although consumers can no longer purchase new devices or content, current device owners are able to access previously purchased content and add unencrypted content to their content libraries.

Intellectual Property Rights and Proprietary Information

We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are important for success. We protect our innovations and inventions via a variety of means, including but not limited to applying for patent protection internationally and domestically. We believe we have one of the world’s most extensive portfolios of intellectual property in the area of interactive program guides, which broadly covers fundamental advances related to interactive program guide information delivery, storage, retrieval, advertising, two-way interaction, electronic commerce, and related user interfaces, including those relevant to online and interactive television services. We are engaged in significant litigation regarding our intellectual property. See “Legal Proceedings.”

Our technology and intellectual properties have been licensed to significant consumer electronics manufacturers and MSOs. We currently market IPGs under brands that include TV Guide On Screen, GUIDE Plus+, G-GUIDE and TV Guide Interactive. We currently have over 260 issued U.S. patents in the general area of audio-visual technologies with more than 6,500 claims, and over 600 issued foreign patents. Each of our issued patents will expire at a different time based on the particular filing date or issue date of that respective patent, with expiration dates as late as 2020. We continue to actively pursue a worldwide intellectual property program and currently have approximately 360 United States and 1,000 foreign patent applications pending.

We hold extensive trademark and service mark registrations throughout the world and have multiple trademark and service mark applications pending for a variety of marks. Marks for which we have registrations or applications to register in the United States or foreign countries include TV Guide, TV Guide Interactive, TV Guide On Screen, GUIDE Plus+ (G-GUIDE in Asia), VCR Plus+ (VIDEO Plus+, ShowView and G-CODE in Europe and Asia), PlusCode, Gemstar, TVGuide.com, TVG and SkyMall.

We hold various domain names relating to our trademarks and service marks including gemstar.com, tvguide.com, gemstartvguide.com, tvgnetwork.com and skymall.com.

Competition

Our technologies, products and services compete with those of other companies. Many of our present and potential future competitors have, or may have, substantially greater resources than ours to devote to further technological and new product developments. We believe that we will compete effectively based primarily on the originality of our concepts, the speed with which we can introduce such concepts to the market, the uniqueness of our designs, the focus of our business approach, the strength of our intellectual property portfolio, the extensiveness of our business relationships, the quality and innovation of our technologies and our ability to identify and meet consumer needs.

Interactive Program Guides

Competition in the market for the delivery of television program schedule information is intense. There are a number of companies that produce and market television schedule information in various formats and that compete or will compete with our IPG products and services. These alternative formats currently include traditional printed television guides (including our own TV Guide magazine and other printed cable guides), as well as passive and interactive on-screen electronic guide services, printed television guides in newspapers and weekly publications, and local cable television guides, many of which are similar to other products of the Company.

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

Many of our competitors and other companies and individuals have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by us. We are currently developing a variety of enhancements to our IPGs. We cannot assure you that any enhancements developed by us would not be found to infringe patents that are currently held or may be issued to others. Patents of third parties may have an important bearing on our ability to offer certain products and services. There can be no assurance that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. In addition, we may be required to defend ourselves or certain of our licensees against claims of infringement by third parties. We cannot assess the extent to which we may be required in the future to defend our products or those of our licensees or to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we were unable to obtain such licenses, we may not be able to redesign our products or services to avoid infringement.

Although we believe that our IPGs are in a strong competitive position with respect to our known competitors, there may be competitors with additional strengths that are unknown to us. Such potential competitors, which may include hardware manufacturers, software developers, broadcasters or service providers, could be larger, more established companies with greater resources in the program information delivery market.

VCR Plus+ System

We are not aware of any product other than the VCR Plus+ system that allows the user to program a VCR by entering a numerical code. However, several products on the market offer other simplified VCR programming functions and thus compete with the VCR Plus+ system. Such products include on-screen program guides incorporating point-and-click recording capability. In addition, some products, such as DVRs, permit consumers to record programs directly from air, cable or satellite for later viewing through the use of memory chips and hard disk drives contained in the devices. Worldwide shipments of VCRs decreased in 2003 and are expected to continue to decrease in future years due to the introduction of these digital recording devices. The VCR Plus+ system is beginning to be incorporated into some of these digital recording devices, notably DVD recorders and DVRs. However, to the extent that IPGs with recording capability are widely adopted, such guides may reduce the need for VCR Plus+. All IPGs, including those that do not have a point-and-click recording feature, may compete with the printed television guides, and may adversely affect our PlusCode number coverage and publication license income.

TV Guide Magazine and TV Guide Channel

TV Guide magazine and TV Guide Channel have the following primary sources of competition: television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; general entertainment and other magazines and television programming focused on television stars and programs; other electronic, interactive and online programming guides; and our own interactive and Internet program listings guide services. In addition, TV Guide Channel competes with other programming for limited analog cable television system channel slots. This competition has increased, and we believe competition will continue to increase, as programming distributors recapture analog channels to launch digital services. To date, the impact of channel recapture has not been significant to TV Guide Channel. In addition, the TV Guide Channel also faces competition from cable television operators such as Cablevision, which may wish to launch their own programming guide channels, and from Zap2it, a unit of Tribune Media.

SNG

The C-band direct-to-home satellite industry is declining primarily as a result of competition from DSS and cable television systems. DSS providers such as DISH Network and DirecTV transmit on the Ku band, which uses a higher power signal than C-band satellites, enabling DSS customers to use smaller, less obtrusive satellite dishes. In addition, DSS and digital cable operators transmit digital signals that allow for a larger number of channels, including local network stations, and subscribers of C-band programming are encountering reduced availability of programming as the number of channels transmitted as analog signals capable of being received and descrambled by C-band satellite equipment decreases.

In March 2004, we entered into an agreement with EchoStar that, among other things, includes the sale of substantially all of the assets of our C-band direct-to-home business. In February 2004, we also agreed to purchase from Wisdom Media Group the minority interest in SNG that we do not already own.

TVG

TVG has competitors in television and pari-mutuel account wagering. In the television area, the only known competitor to TVG on a national basis is HRTV, a subsidiary of Magna Entertainment Corporation (“MEC”). In the area of pari-mutuel account wagering, TVG Network’s primary competitors are Xpressbet, also a subsidiary of MEC, Youbet.com, Inc., America TAB, Ltd., Greenwood Racing, Inc. (also known as OneClickBetting) and various offshore entities. TVG is party to agreements with Youbet.com, Inc. and America TAB, Ltd. pursuant to which it receives royalties in exchange for licenses to certain of its intellectual property and sublicenses to certain of its audiovisual and pari-mutuel account wagering rights for content from various horse racetracks. While we believe that TVG is in a strong competitive position with its television distribution agreements, intellectual property portfolio and racetrack content agreements, there may be competitors with additional strengths that are unknown to us.

SkyMall

Our SkyMall subsidiary faces competition from a variety of sources. In our airline catalog business, competitors, typically other catalog retailers, have attempted to secure contracts with various airlines to offer merchandise to their customers. SkyMall also faces competition for customers from airport-based retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources. In addition, SkyMall competes for customers with other in-flight marketing media, such as airline-sponsored in-flight magazines and airline video programming.

Research and Development

The market for our products and services is subject to rapid and significant changes in technology and frequent new service and product introductions. We believe that one of the keys to our future success will be our ability to enhance our existing technologies and to introduce products and services using such new technologies on a competitive basis. Accordingly, we will continue to engage in significant research and development activities. Our expenses for research and development in 2003, 2002 and 2001 were $27.0 million, $27.4 million and $31.1 million, respectively. We cannot assure, however, that we will successfully complete the development of any future technology. There is also no assurance that this technology, even if fully developed, could be incorporated in our products and services or in products of third parties. Any significant delay or failure to develop new or enhanced technology could have a material adverse effect on us.

Regulation

The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including Federal Communications Commission (“FCC”) licensing and other requirements. The industries are also often subject to extensive regulation by local and state authorities. Although most cable and telecommunication industry regulations do not apply directly to us, they affect programming distributors, a primary customer for our products and services. We monitor pending legislation and administrative proceedings to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments within the industry.

Satellite Home Viewer Improvement Act of 1999

The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) restricts the distribution of distant network stations and superstations to dish owners by UVTV and these restrictions may increase the cost of uplinking distant network stations and superstations. In addition, although SNG is not a satellite carrier, certain programming sold by SNG is subject to these rules. Congress is currently considering legislation to reauthorize the distant station provisions of SHVIA, which expires on December 31, 2004. Although we believe Congress is likely to approve this legislation, it is too early to determine whether such legislation will include any changes in the law that could impact UVTV or SNG.

“Local-Into-Local”

SHVIA provides satellite carriers with a compulsory copyright license, which is permanent and royalty-free, for the delivery of local network stations into local markets (defined as the station’s designated market area, or DMA, and county of license). We have no plans to distribute local signals in the C-band markets. DSS carriers now provide local-into-local service in many of the top 100 television markets and have announced plans to serve all 210 television markets with local stations. The distribution of local signals enhances the ability of DSS carriers to compete with cable. SHVIA also permits the distribution of superstations and distant network stations to DSS subscribers in certain circumstances. The availability of local signals to DSS, without corresponding local signals for C-band, may contribute to the ongoing decline of C-band subscribers.

VBI and Digital Data Carriage Matters

We use the VBI, or vertical blanking interval, in the analog television signals of the local affiliates of major broadcast networks such as PBS (through National Datacast), ABC, CBS, NBC, Fox and national cable networks to supply updates throughout the day of program listing information to our TV Guide On Screen and GUIDE Plus+ branded consumer electronics devices in the United States. On December 6, 2001, Time Warner Cable, a division of AOL/Time Warner, obtained a ruling from the FCC that it is within the discretion of a cable MSO to retransmit or strip out data transmitted in the VBI lines of broadcast stations carried on that MSO’s system. On January 7, 2002, we filed a Petition for Reconsideration of this ruling. Subsequent negotiations between us and Time Warner Cable led to an agreement which provided for carriage by Time Warner of our program listing information in either the VBI or within the digital signal of broadcast television stations. As a result of the agreement with Time Warner Cable, on December 5, 2003, we filed a Petition to Dismiss the Petition for Reconsideration, which was granted on January 15, 2004.

In the digital television context, the local affiliates of major broadcast networks and national cable networks plan to carry our CE IPG updating information in their digital broadcast signals. In January 2001, the FCC suggested that electronic program guide enabling data in the digital context would not be considered “program-related” and therefore cable systems would not be required to pass through to subscribers such data when transmitted as part of the digital signals of broadcast stations carried on those systems. The FCC is currently evaluating how ultimately to define “program-related” in the digital context. At this time, it is too early to assess what economic impact, if any, a final decision by the FCC that electronic program guide data in digital signals is not “program-related,” would have on our CE IPG services.

In a related proceeding, the FCC issued a Notice of Inquiry (“NOI”) on January 18, 2001 concerning Interactive Television (“Interactive TV”), questioning whether cable operators who are affiliated with Interactive TV providers should be subject to a non-discrimination requirement to prevent them from using their broadband platforms to favor affiliated Interactive TV services over third-party providers. The NOI also indicated the FCC’s tentative conclusion that Interactive TV includes electronic program guides, interactive video content, and supplementary signals that wrap around video and provide additional content or services. The NOI is still pending before the FCC.

Compatibility Between Cable Systems and Consumer Electronic Equipment

On September 10, 2003, the FCC adopted regulations implementing an agreement between cable MSOs and consumer electronics manufacturers to facilitate the retail availability of unidirectional “plug and play” digital televisions and other digital devices that connect directly to cable systems and receive one-way digital services without the need for a set-top box. The parties have begun negotiations on a bi-directional “plug-and-play” agreement, which would allow interactive services to be provided on digital televisions and other digital devices without the need for a set-top box. In April 2003, the FCC extended to July 1, 2006 a deadline under which multichannel video program distributors (except DSS providers) must phase out consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions. The FCC has indicated that it may eliminate this separation requirement altogether if the cable and consumer electronics industries successfully negotiate a bi-directional “plug-and-play” agreement. Such an agreement could affect demand for IPGs incorporated into set-top boxes or consumer electronics devices, such as TV Guide Interactive and our CE IPGs.

Pari-Mutuel Wagering

TVG’s pari-mutuel account wagering operations are located in Oregon and operated pursuant to a license granted by the Oregon Racing Commission. Operations must be in compliance with Oregon law and regulations. Oregon law also states that licensees must comply with the applicable provisions of the Federal Interstate Horseracing Act (15 U.S.C. Sections 3001 – 3007 et. seq.). Pursuant to its compliance with Oregon and federal law, TVG is permitted to do business in Oregon, California and other states where pari-mutuel wagering on horseracing is legal. Currently, TVG maintains wagering accounts for residents of California, Idaho, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, New Mexico, New York, North Dakota, Ohio, Oregon and Wyoming.

Segment and Geographical Information

Information regarding our business segments and operations by geographical area is contained in Note 16, “Segment and Geographical Information,” to Consolidated Financial Statements.

Employees

As of December 31, 2003, we employed 2,166 individuals, of whom 133 were employed outside the United States.

Executive Officers of the Registrant

The following table provides information regarding the Executive Officers. The ages shown are as of March 1, 2004.

Name and Age	Position
Jeff Shell (38) Chief Executive Officer	Mr. Shell has been a director of the Company since April 2002. Mr. Shell has served as Chief Executive Officer since November 2002. From April 2002 to November 2002, Mr. Shell was a member of the Office of the Chief Executive and served as Co-President and Chief Operating Officer. Mr. Shell served as President and Chief Executive Officer of Fox Cable Networks Group from April 2000 until April 2002 and as President of Fox Sports Networks from 1999 until April 2000. Mr. Shell joined Fox Television in 1994 as head of new business development, and joined Fox Sports Networks as its Chief Financial Officer in 1996. Before joining Fox Television, Mr. Shell served in various positions in the Corporate Strategic Planning department of The Walt Disney Company and before that, at the New York investment-banking firm of Salomon Brothers Inc.

Brian D. Urban (41) Chief Financial Officer	Mr. Urban has served as Chief Financial Officer since July 2003. Prior to joining us, Mr. Urban served as Chief Financial Officer and Treasurer of Unilab Corporation from September 1997 to July 2003 and in various other positions with Unilab from July 1992. Before joining Unilab, Mr. Urban was senior audit manager at Price Waterhouse where he worked from November 1986 to July 1992.

Ian Aaron (43) President, TV Guide Television Group	Mr. Aaron has served as President, TV Guide Television Group since May 2003. From August 2000 to May 2003, Mr. Aaron served as President and Chief Executive Officer of TVN Entertainment, where he was responsible for TVN’s core pay-per-view entertainment, digital TV services and direct response advertising business units. Prior to joining TVN, Aaron served for six years as President of SoftNet Systems, Inc. and its broadband cable modem subsidiary ISP Channel.

Christine Aguilera (39) President, SkyMall	Ms. Aguilera has served as President of SkyMall since October 2003, having served as Chief Financial Officer of SkyMall since February 2000 and as General Counsel since 1997. Prior to joining SkyMall, Ms. Aguilera was an attorney in private practice in Phoenix, Arizona, practicing in the areas of corporate and securities law, including most recently at Squire, Sanders & Dempsey LLP.

Name and Age	Position
Gloria Dickey (55) Executive Vice President, Administration	Ms. Dickey has served as Executive Vice President, Administration since October 2002. Prior to joining us, Ms. Dickey served as Executive Vice President, Administration for Fox Cable Networks Group, which included Fox Sports Net, Speedvision, National Geographic Channel and the FX Channel. Ms. Dickey joined Fox in 1990 and served in various capacities, including Vice President, Human Resources of Fox and Vice President, Human Resources of Fox Broadcasting Company.

Raymond Hopkins (38) Executive Vice President, Affiliate Sales and Marketing	Mr. Hopkins has served as Executive Vice President of Affiliate Sales and Marketing since October 2002. Prior to joining us, Mr. Hopkins served as Vice President of Affiliate Sales and Marketing for Fox Cable Networks from 1999 until 2002 and as Vice President, National Accounts for Fox Sports Networks from January 1998 until June 1999.

Stephen H. Kay (43) Executive Vice President and General Counsel	Mr. Kay has served as Executive Vice President and General Counsel since January 2003. Prior to joining us, Mr. Kay was a partner at the law firm of Hogan & Hartson L.L.P. where he was a member of the Business & Finance Group. Mr. Kay became a partner at Hogan & Hartson in March 2002 as part of the firm’s merger with Squadron Ellenoff Plesent & Sheinfeld LLP. At Squadron Ellenoff, Mr. Kay was a member of the Executive Committee and Co-Chair of the Corporate and Securities Department. He joined Squadron Ellenoff in 1987, becoming a partner in that firm in 1995.

Christine Levesque (39) Executive Vice President, Communication, Marketing and Government Affairs	Ms. Levesque has served as Executive Vice President, Communication, Marketing and Government Affairs since June 2003. From 1994 until she joined us, Ms. Levesque held a variety of executive roles at Rainbow Media Holdings, Inc., the television programming subsidiary of Cablevision Systems Corporation, most recently serving as Senior Vice President, Communication and Marketing. Prior to joining Rainbow, Ms. Levesque served in the public affairs and political arenas, including work for World Cup USA, Senator Dianne Feinstein and the Clinton/Gore press advance team. Ms. Levesque began her career as a television producer.

John Loughlin (47) President, TV Guide Publishing Group	Mr. Loughlin has served as the President of the TV Guide Publishing Group since September 2002. Prior to joining us, Mr. Loughlin was with Primedia Inc. where he served as President and Chief Executive Officer of Primedia Consumer Media and Magazine Group and as Executive Vice President of Primedia Inc. from March 2000 until June 2002. From October 1997 until March 2000, Mr. Loughlin was President of the Broadcast Group of Meredith Corporation.

Douglas B. Macrae (45) President, TV Guide Consumer Electronics	Mr. Macrae served as a director of the Company from September 1997 to January 2004. Mr. Macrae founded TV Guide On Screen, Inc. (formerly VideoGuide, Inc.), which is now a wholly owned subsidiary, in September 1993 and has served as its President. In January 2004, he was promoted to President, TV Guide Consumer Electronics. Mr. Macrae is currently a director of Norpak Corporation, our majority owned subsidiary, and PBS National Datacast, Inc. From 2001 to 2002, Mr. Macrae served as a director of Interactive Program Guide, Inc.

Richard Cusick (33) Senior Vice President, Business Development & Strategic Planning	Mr. Cusick has served as Senior Vice President, Business Development and Strategic Planning since February 2004. Prior to joining the Company in March 2002 as Vice President, Business Development and Strategic Planning, Mr. Cusick was an investment banker with Lehman Brothers Inc. from 2000 to 2002 and with Bear, Stearns Inc. from 1998 to 1999. Previously, he served in the Director General’s office of the telecommunications regulatory arm (Directorate General XIII) of the European Commission. Mr. Cusick is a non-practicing member of the New Jersey bar association.

Website Access to SEC Reports

Our Internet website can be found at www.gemstartvguide.com. Information contained on our Internet website is not part of this report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

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

We provide TV Guide magazine to households and newsstands and customized weekly and monthly program guides to customers of cable and satellite service providers. TV Guide magazine has seen circulation decline significantly over the past several years. The primary cause of this decline is increased competition from free television listings included in local newspapers, IPGs incorporated into digital cable and satellite services, and other sources. Declines in TV Guide magazine’s circulation and operating results may continue and could be significant. Although we made a substantial investment in redesigning the magazine during the third and fourth quarters of 2003, there can be no assurance that this redesign will affect these declines or address competitive pressures. To date, we have not seen a reversal in the decline in our newsstand sales, which are important to TV Guide magazine’s profitability. Unless the decline in newsstand sales is reversed, our results will continue to be adversely affected.

Our C-band business, which is a significant business, is declining as a result of competition from superior technologies.

We market and distribute entertainment programming to C-band satellite dish owners in the United States through our approximately 80% owned subsidiary, SNG. The C-band business is declining primarily as a result of competition from DSS and cable television systems. DSS providers such as DISH Network and DirecTV transmit on the Ku band, which uses a higher power signal than C-band satellites, enabling DSS customers to use smaller, less obtrusive satellite dishes. In addition, DSS and digital cable operators transmit digital signals that allow for a larger number of channels, including local network stations and subscribers of C-band programming are encountering reduced availability of programming as the number of channels transmitted as analog signals capable of being received and descrambled by C-band satellite equipment decreases.

In 1999, SNG entered into a marketing alliance agreement with EchoStar to promote and solicit orders for its DISH Network. In exchange, SNG receives an initial commission for each SNG subscriber who subscribes to DISH Network and a monthly residual commission over the life of the agreement, which expires at the end of 2005. We expect the decline in our C-band business to continue and this decline may be accelerated by our agreement with Echostar. In March 2004, we entered into an agreement with EchoStar that, among other things, includes the sale of substantially all of the assets of SNG. In February 2004, we also agreed to purchase from Wisdom Media Group the minority interest in SNG that we do not already own.

The market for interactive program guides may not develop rapidly.

The market for IPGs, is rapidly evolving and is increasingly competitive. Demand and market acceptance for IPGs are subject to uncertainty and risk. We cannot predict whether, or how fast, this market will grow or how long it can be sustained. For our CE IPGs, the deployment rate depends on the strength or weakness of the consumer electronics industry, and in particular, the sale of television sets, DVD recorders and DVRs. For TV Guide Interactive, which is deployed through digital set-top boxes, the deployment rate depends on the growth of digital cable and DSS subscribers and our penetration of the market for IPGs for these subscribers. Revenues from the licensing of our IPG technology to cable and satellite distributors will also depend upon the growth of digital cable television subscribers in the systems operated by our licensees. Purchases of consumer electronics products and digital cable and DSS subscriptions are largely discretionary and may be affected by general economic trends in the countries or regions in which such products or subscriptions are offered. If the market for our IPG products and services, and those of our licensees, develops slowly or becomes saturated with competitors, our operating results could be adversely impacted.

Our business may be adversely affected by fluctuations in demand for consumer electronics devices employing our technologies.

We derive significant revenues from manufacturer license fees for our VCR Plus+ and CE IPG technologies based on the number of units shipped. We do not manufacture hardware, but rather depend on the cooperation of consumer electronics manufacturers to incorporate our technology into their products. Generally, our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only a few of these agreements guarantee a minimum aggregate licensing fee. Demand for new consumer electronics devices, such as television sets, VCRs, integrated satellite receiver decoders, DVRs, hard disk recorders, personal computers and Internet appliances, may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products and alternate consumer entertainment options. As a result, our future operating results may be adversely impacted by fluctuations in sales of consumer electronics devices employing our technologies. In addition, our license agreements recently expired with three consumer electronics manufacturers. We cannot assure you that we will be able to renew these agreements, or others that will expire in the future, upon terms as favorable to us as those contained in prior contracts.

VCR Plus+ revenues have declined and may decline further due to full penetration of the product in a declining market.

Revenues derived from VCR Plus+ have declined and may decline further due to the fact that virtually all major VCR manufacturers have licensed the VCR Plus+ technology and the fact that we have already expanded into most major markets worldwide. The worldwide shipment of VCRs is expected to decline as VCRs are replaced by digital recording devices such as DVD recorders and DVRs. Although VCR Plus+ is now being incorporated into some digital recording devices, there is no assurance that this practice will become widespread. In addition, our license agreements recently expired with three consumer electronics manufacturers. There can be no assurance that we will be able to renew these agreements, or others that will expire in the future, upon terms as favorable to us as those contained in prior contracts.

Any infringement by us or some of our licensees on patent rights of others could result in litigation.

Patents of third parties may have an important bearing on our ability to offer certain products and services. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we plan to offer. We cannot provide assurance that we will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. If one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others and whether the licenses would be available or, if available, whether we would be able to obtain the licenses on commercially reasonable terms. If we were unable to obtain the licenses, we might not be able to redesign our products or services to avoid infringement. Furthermore, we provide indemnification protection to certain of our consumer electronics IPG licensees and to certain of our service provider licensees under which we may be obligated to indemnify such licensees and hold them harmless from certain claims, including claims that our or their products infringe other parties’ patents. The costs of investigating, defending or remedying alleged infringement could be substantial and could have a material adverse effect on our financial condition or results of operations.

Some terms of our agreements with licensees could be interpreted in a manner that could adversely affect licensing revenue payable to us under those agreements.

Some of our agreements with CE manufacturers and cable and satellite operators contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another licensee on more favorable terms, we must offer some of those terms to our existing licensee. We have recently entered into a number of license agreements with terms that may differ in some respects from those contained in our prior agreements. While we believe that we have appropriately accounted for the most favored nation terms included in our license agreements, these contracts are complex and other parties could reach a different conclusion that, if correct, could have a material adverse effect on our financial results.

Dependence on the cooperation of cable systems, television broadcasters, publications and data providers could adversely affect our revenues.

IPG program data and advertising data is delivered to network headends, cable headends, and broadcast stations for inclusion in the VBI of television signals for delivery to consumer electronics devices and to local affiliate cable systems for delivery to set-top boxes in subscribers’ homes via the out-of-band frequencies of local cable systems. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements governing certain of these relationships can be maintained on economical terms. To populate consumer electronics devices, we have arrangements for carriage of our data in the VBI of television stations included in the public broadcasting network, independently owned stations, and stations owned and operated by various station group owners. Our contract related to the public broadcasting network stations covers substantially all of the territory required to be covered to effectively transmit our data for delivery to consumer electronics devices incorporating our IPGs. We nevertheless continue to rely on arrangements, which are not long-term, with station group owners and operators and independently-owned stations for VBI carriage of our program guide and advertising data. Until we fully deploy our VBI carriage contract related to the public broadcasting network stations, we cannot assure you that our carriage arrangements with station group owners and operators and independently owned operators will continue. Furthermore, even if we have full deployment, our data broadcast through the VBI can be, and has been in the past in certain markets, deleted or modified by some of the local cable systems. Widespread deletion or modification of such data could have a material adverse impact on our CE IPG business.

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

In October 2002, the SEC issued a formal order of investigation to determine whether we have violated federal securities laws, and in June 2003 the SEC filed securities fraud charges against our former Chief Executive Officer and former Chief Financial Officer. Although we have fully cooperated with the SEC in this matter and intend to continue to fully cooperate, the SEC may determine that we have violated federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

In addition, we have been named a defendant in a number of class-action and related lawsuits. Certain of our current and former officers and directors have also been named as defendants in certain of these cases. While we have recently reached an agreement to settle the consolidated shareholder class action lawsuits pending against us in the United States District Court for the Central District of California, subject to Court approval and notice to the class, this settlement does not resolve the related shareholder derivative suits or the non-consolidated securities fraud cases still pending against us. Furthermore, the class will retain all of its securities fraud claims against our former Chief Executive Officer and former Chief Financial Officer. We are generally obligated, to the extent permitted by law, to indemnify our directors and our former directors and officers who are named defendants in some of these lawsuits.

The cost of participating and defending against these actions is substantial and will require the continuing diversion of management’s attention and corporate resources. We cannot assure that the significant time and effort spent by management dealing with these matters will not adversely affect our operations. We cannot predict or determine the outcome or resolution of these actions other than the consolidated shareholder class action lawsuits referred to above, or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments or settlements against us or our indemnitees that could require substantial payments by us, which could have a material adverse effect on our financial position, results of operations, and cash flows.

An unfavorable outcome of intellectual property litigation or other legal proceedings may adversely affect our business and operating results.

Our results may be affected by the outcome of pending and future litigation and the protection and validity of patents and other intellectual property rights. Our patents and other intellectual property rights are important competitive tools and many generate income under license agreements. We cannot assure you that our intellectual property rights will not be challenged, invalidated or circumvented in the United States or abroad. Furthermore, we are subject to various antitrust claims asserted by third parties in connection with pending intellectual property litigation. Some of these matters involve potential compensatory, punitive or treble damage claims, or sanctions that, if granted, could have a material adverse effect on us. Unfavorable rulings in our legal proceedings, including those described in Note 13, “Litigation and Other Contingencies,” to the Consolidated Financial Statements, may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of such investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

We face competition in many areas and the competition could negatively impact our operating results.

We face competition from a wide range of other companies in the communications, advertising, media, entertainment, publishing, information, Internet services, software and technology fields. The competitive environment could, among other results, require price reductions for our products, require increased spending on marketing and product development, limit our ability to develop new products and services, limit our ability to expand our customer base or even result in attrition in our customer base. Any of these occurrences could negatively impact our operating results. Many of our competitors have greater financial and human resources than we do. As a result, these competitors can compete more effectively by offering customers better pricing and other terms and conditions, including indemnifying customers against patent infringement claims. Advertising revenue at the TV Guide Channel is dependent on the number of subscribers as well as viewership ratings, such as Nielsen. A decrease in subscriber numbers or ratings could have a material adverse effect on our Cable and Satellite Segment results of operations. TVG competes for viewers with other television networks, one of which is under common ownership with several racetracks, and competes for wagering revenue with other account wagering operations and industry participants.

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

The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While these regulations do not apply directly to us, they affect cable television providers and other multichannel video programming distributors (“MVPDs”), which are the primary customers for our products and services. Certain programming sold by SNG is subject to the Satellite Home Viewer Improvement Act of 1999. In 2001, the FCC issued a Notice of Inquiry concerning interactive television services, which may indicate that the FCC intends to promulgate rules that could directly or indirectly affect our IPG business. In April 2003, the FCC extended to July 1, 2006 a deadline under which MVPDs (except DSS providers) must phase-out consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions. The FCC has indicated that it may eliminate this separation requirement altogether if the cable and consumer electronics industries successfully negotiate a bi-directional “plug-and-play” agreement, which would allow interactive services to be provided on digital televisions without the need for a set-top box. Such an agreement could affect demand for IPGs incorporated into set-top boxes or consumer electronics devices, such as TV Guide Interactive and our CE IPGs. Future developments relating to any of these or other regulatory matters may adversely affect our business.

The gaming activities of TVG are extensively regulated.

TVG derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. We rely upon a multi-jurisdictional simulcast and wagering totalizator hub license granted by the Oregon Racing Commission and must operate in compliance with applicable state and federal law, specifically including the Interstate Horseracing Act (15 U.S.C. Sec. 3001 et seq.). Adverse changes in the political climate, new legislation or regulatory activity could harm our business. From time to time, members of Congress and state legislatures have introduced bills that would prohibit or severely restrict off-track interstate pari-mutuel wagering. In addition, a leading payment system has, on behalf of its member financial institutions, recently taken an interest in limiting the use of credit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations. Although such efforts to restrict payment mechanisms may not be targeted at the lawful activity of licensed operations such as TVG, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects.

Continued consolidation of the cable and satellite broadcasting industry and other factors could change the terms of existing agreements; the impact of these changes is not certain.

We have entered into agreements with a large number of cable MSOs for the licensing or distribution of our IPG technology, products and services. If, as expected, consolidation of the cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps. There can be no assurance that any measures that we have taken to protect us against any negative consequences resulting from such transactions will be effective. In addition, some of our agreements with MSOs allow for the agreement to be terminated prior to the scheduled expiration date at the option of the service provider. Even in the absence of such early termination rights, a service provider that files a bankruptcy petition or otherwise restructures or liquidates could avoid its future obligations and discharge its past payment obligations under the agreement in some circumstances. The exercise of any such unilateral termination rights could have a material adverse effect on the amount of revenue received by the Company under these agreements.

Our stock price has been volatile.

The market price of our common stock has historically been volatile. It is likely that the market price of our common stock will continue to be subject to significant fluctuations. We believe that future announcements concerning us, our competitors or our principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimated by analysts may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of outstanding common stock in the public market could materially and adversely affect the market price of our common stock. Further, in recent years the stock market has experienced extreme price fluctuations in equity securities of technology and media companies. Such price and volume fluctuations often have been unrelated to the operating performance of those companies. These fluctuations, as well as general economic, political and market conditions, such as armed hostilities, acts of terrorism, civil disturbances, recessions, international currency fluctuations, or tariffs and other trade barriers, may materially and adversely affect the market price of our common stock.

We do not have a comprehensive disaster recovery plan or back-up system, and a disaster could severely damage our operations.

We currently do not have a comprehensive disaster recovery plan and do not have fully redundant systems for certain critical operations. Although we have some technology redundancy and back-up capabilities for our production, publishing and transmission capabilities, there are currently single points of failure within our processes and technology that, in the event of a catastrophic disruption, would cause us to lose our ability to provide transmission or publishing capabilities. In that event, we would have to operate at reduced service levels that could have a material adverse affect on our relationships with our customers, our revenue generation and our brand.

Our interests may diverge from those of substantial stockholders.

The News Corporation Limited (“News Corporation”) has significant influence over our business because of its beneficial ownership of our common stock and the number of its executives who serve on our Board of Directors. There can be no assurance that its interests are aligned with that of the Company’s other shareholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from those of other stockholders and of the Company itself. If News Corporation were to sell large amounts of its holdings, our stock price could decline and we could find it difficult to raise capital through the sale of additional equity securities. In addition, this concentration of ownership could delay or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock.

The terms of our bank credit agreement could limit our flexibility.

Our wholly owned subsidiary, TV Guide, Inc., has a $254.5 million six-year revolving credit facility, which expires in February 2005. The Company is a guarantor of TV Guide’s obligations under the credit facility and the credit facility contains certain financial covenants with which we must comply. Although we believe that our anticipated cash flows from operations and existing cash, cash equivalents and short-term marketable securities balances will be sufficient to satisfy our expected working capital, capital expenditure and debt service requirements in the foreseeable future, the debt level and the covenants contained in this debt instrument could limit our flexibility in planning for or reacting to changes in our business because certain financing options may be limited or prohibited. In addition, we will be obligated to repay or refinance any outstanding balance when the facility expires in February 2005. There can be no assurance that we will be able to refinance this debt, if necessary, with terms as favorable as those in the existing facility.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include, but are not limited to, those discussed in Item 1 under “Business” and “Certain Risks Affecting Business, Operating Results and Financial Condition” and Item 3, “Legal Proceedings,” as well as those factors discussed elsewhere in this Form 10-K and in the documents incorporated herein by reference. The inclusion of such forward-looking information should not be regarded as a representation by us or any other person that the future events, plans or expectations contemplated by us will be achieved. We undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 2. PROPERTIES.

We own the Chicago International Teleport, a 15-acre satellite traffic and uplink facility located approximately 35 miles south of Chicago. The Teleport operates 13 C-band and Ku-band transmit/receive antennas and has the capacity to add many more. These antennas are used to transmit or receive video, audio and data to and from various satellites for us and our customers. The Teleport also has approximately 25 receive-only antennas. We also operate an uplink in Tulsa, Oklahoma for our TV Guide Channel that allows us to monitor our signal on a real-time basis. In addition, we lease uplink station facilities in other cities as needed. Information is generally delivered to the uplink transmit station via satellite, dedicated telephone or fiber optic lines and is usually scrambled at the uplink transmit site to avoid unauthorized receipt.

We lease a total of 10 full transponders on several different satellites owned and operated by various satellite companies. Lease payments for a single transponder range from $48,000 to $200,000 per month, depending upon the location of the satellite, the satellite’s footprint, the date of the lease and the power of the satellite. Certain of the transponder leases are for fixed terms while others have terms through the operational life of the respective satellite. The transponder leases expire in 2004 and 2005.

We lease approximately 784,000 square feet of office space in various locations in the United States. In addition, we lease approximately 25,300 square feet of office space in various locations outside of the United States. The leases have various expiration dates through fiscal year 2010. We own buildings in Phoenix, Arizona, consisting of approximately 34,000 square feet of office space located on approximately seven acres of land under long-term leases expiring in 2015. The lease period may be extended to 2065 at our option. We believe that our facilities are adequate to meet our needs for the foreseeable future. Should we need additional space, management believes that we will be able to secure additional space at reasonable rates.

In March 2004, we entered into an agreement with EchoStar that, among other things, includes the sale of substantially all of the assets of SNG, UVTV and SpaceCom. As a part of this transaction, EchoStar will purchase the teleport, assume a majority of the transponder leases and sublease a portion of our office space.

ITEM 3. LEGAL PROCEEDINGS.

In addition to the items listed below, we are party to various legal actions, claims and proceedings incidental to our business. Litigation is uncertain, and the outcome of individual cases is not predictable with any assurance. We have established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against us involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position or results of operations.

SEC Matters

On October 17, 2002, the SEC issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the Company and/or others formerly involved with the Company. We continue to fully cooperate with the SEC in its investigation.

We have been ordered by the court in a proceeding captioned In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., Case No. CV-03-3124 MRP (PLAx), in the United States District Court for the Central District of California to maintain approximately $37 million in segregated, interest-bearing bank accounts established in connection with our November 2002 management and corporate governance restructuring. This order prevents us from paying any portion of those funds to our former Chief Executive Officer, Dr. Henry Yuen, or our former Chief Financial Officer, Elsie Ma Leung. On July 1, 2003, Dr. Yuen and Ms. Leung filed an appeal of the orders requiring us to maintain the accounts.

On June 19, 2003, the SEC filed an action entitled Securities and Exchange Commission v. Yuen and Leung, Case No. CV 03-4376 NM (MANx), alleging violations of the federal securities laws by Dr. Yuen and Ms. Leung and seeking declarative and injunctive relief in connection with alleged violations of the federal securities laws, disgorgement of all monies received as a result of their alleged illegal conduct, and civil penalties under Section 20(d) of the Securities Act of 1933 and Section 21(d)(3) of the Securities Exchange Act of 1934. On January 6, 2004, the SEC amended its action to include three more of our former employees, Peter C. Boylan, Craig Waggy, and Jonathan B. Orlick. The Company is not named as a party in this action.

Shareholder and Derivative Litigation

As of February 27, 2004, six shareholder and derivative lawsuits are pending against us. In 2002, the Company and certain of its executive officers and directors were served with a number of complaints, filed in the United States District Court for the Central District of California, alleging violations of the federal securities laws. Pursuant to the parties’ stipulation, the District Court has consolidated all of these federal lawsuits (and any subsequently filed lawsuits) into one case known as In re Gemstar-TV Guide International Securities Litigation, Master File No. 02-2775, NM (PLAx) (C.D. Cal.). As discussed more fully below, the parties in this consolidated shareholder class action have reached an agreement to settle the lawsuit, subject to court approval after notice to the class. During the same period, the Company, along with certain directors and executive officers, was sued in three purported shareholder derivative actions in the California Superior Court for the County of Los Angeles. These purported derivative lawsuits were consolidated as In re Gemstar-TV Guide International Derivative Litigation, in the Superior Court of the State of California, County of Los Angeles, Lead Case No. GC029296. In November 2002, a separate lawsuit captioned Knowles v. Henry C. Yuen, et al., was filed against us in the United States District Court for the Central District of California, based on the same core allegations as the federal shareholder class action and the state court derivative litigation. In January 2003, we were served with a complaint brought by the Investment Division of the State of New Jersey in California Superior Court against the Company, Dr. Yuen and Ms. Leung captioned State of New Jersey v. Gemstar-TV Guide International, Inc., Henry C. Yuen and Elsie Ma Leung, Case No. GC030987. On July 17, 2003, Silvertree Capital, LLC filed a separate shareholder action against us in the United States District Court for the Central District of California. Finally, on February 17, 2004, individual shareholders filed a separate suit against us in the United States District Court for the Northern District of Indiana captioned Minas Litos, et al v. Gemstar-TV Guide International, Inc., Case No. 204CV69RL. Some of these suits also name The News Corporation Limited, a significant shareholder of the Company, as a defendant. The lawsuits name some or all of the same parties as defendants, and purport to state claims on behalf of all persons who purchased our common stock during various periods, the broadest of which is August 11, 1999 through April 4, 2002. Generally, the lawsuits allege that the defendants failed to properly account for revenue accrued from Scientific-Atlanta, Inc. (“SA”), failed to properly account for a non-monetary transaction, pursuant to which intellectual property rights were obtained in exchange for cash and advertising credits; and failed to properly record the fair value of technology investments and marketable securities acquired in connection with our acquisition of TV Guide. Plaintiffs allege that this had the effect of materially overstating our reported financial results and seek money damages on behalf of a purported class of holders of our securities during the relevant time period.

Settlement of the Consolidated Shareholder Class Action

On February 12, 2004, we entered into an agreement with the lead plaintiffs to settle the claims against us in the above-described consolidated shareholder class action known as In re Gemstar-TV Guide International Securities Litigation (the “Consolidated Federal Securities Litigation”). Under the agreement, the total settlement amount is $67.5 million, to be paid in cash and stock. Specifically, we will pay an aggregate of $42.5 million in cash to the class in a combination of direct payments and payments which may be made through the SEC. In addition, we will issue 4,105,090 shares of common stock that was valued at $6.09 per share on the date the agreement was reached, or $25 million in the aggregate. As part of the settlement, we will assign to the class certain of our claims against our former auditor, KPMG LLP. The class retains all of its securities fraud claims against our former Chief Executive Officer, former Chief Financial Officer and former auditor. We retain all of our claims against our former management and our claims against our insurance carriers related to the defense and settlement of these actions and related matters. The settlement does not resolve the related shareholder derivative suits or the non-consolidated shareholder cases pending against us.

Status of Remaining Shareholder and Derivative Suits

The remaining shareholder and derivative suits listed above are still in the early stages of litigation. In In re Gemstar-TV Guide International Derivative Litigation, the plaintiffs filed a consolidated third amended complaint, alleging various breaches of fiduciary duty and violations of the California Corporations Code, and seeking unspecified monetary damages. We filed our answer to the plaintiffs’ consolidated third amended complaint on November 18, 2003. In State of New Jersey v. Gemstar-TV Guide International, Inc., et al., the plaintiffs allege violations of state corporations laws including California Business and Professions Code sections 17200 et seq. and common law torts. The lawsuit seeks restitution and compensatory, special and exemplary damages of an unspecified monetary amount. On October 29, 2003, the Court overruled the Company’s demurrer to the Plaintiff’s second amended complaint. The Company filed its answer to the Plaintiff’s second amended complaint on November 18, 2003 and discovery has commenced.

In Knowles v. Henry C. Yuen, et al., the plaintiffs assert state law based derivative claims, including those based on various breaches of fiduciary duty. The plaintiffs have agreed to a voluntary stay while the defendants’ motion to dismiss the federal class action is pending. Pursuant to the parties’ stipulation and court order, no response is due to the federal derivative complaint until thirty days after a ruling on a motion to dismiss in the class action.

In Silvertree Capital LLC v. Gemstar-TV Guide International, Inc. et al., the plaintiff Silvertree Capital LLC filed an action in the United States District Court for the Central District of California that is identical to the amended complaint in the In re Gemstar TV Guide International Securities Litigation, except that it is brought on behalf of a single plaintiff rather than a purported class. On September 22, 2003, we filed a motion to dismiss the complaint. On November 3, 2003, the plaintiff filed an amended complaint. We are to file an answer or other response to the amended complaint within twenty-one days after a ruling on any motion to dismiss the federal class action.

In Minas Litos, et al v. Gemstar-TV Guide International, Inc., the plaintiffs allege various breaches of fiduciary duty and violations of state and federal securities laws based on the same core allegations as the federal shareholder class action and the state court derivative litigation. We were served with the complaint in this action on February 26, 2004.

In addition to the lawsuits described above, an Oklahoma limited partnership filed a lawsuit in the United States District Court for the Northern District of Oklahoma on October 7, 2002 against the Company, Dr. Yuen, Ms. Leung and KPMG, LLP, based on the same core allegations and purported causes of action alleged in the consolidated class action. We were never served in this action. On November 27, 2002, KPMG filed a motion to dismiss the lawsuit. On September 8, 2003, the Court granted KPMG’s motion and dismissed the case.

We intend to defend all of our pending shareholder and derivative litigation, other than the Consolidated Federal Securities Litigation, vigorously. Because of the preliminary nature of certain of these proceedings and the uncertainty of litigation generally, we are unable to predict at this time the likely outcome of the litigation or estimate its liability, if any, with regard to these cases. However, we may be required to pay judgments or settlements and incur expenses in these matters in aggregate amounts that could have a material adverse effect on our financial condition or results of operations.

Patent and Antitrust Litigation

We are involved in several pending patent and antitrust litigations.

On November 17, 2000, Pioneer Digital Technologies, Inc. (“Pioneer”) filed suit against us and various of our subsidiaries in the California Superior Court for the County of Los Angeles, which claims, among other matters, that we and certain of our subsidiaries have violated state antitrust and unfair competition laws. Pioneer is seeking damages and injunctive relief against us. The parties have submitted and responded to limited written discovery requests and began depositions in March 2003. The trial date in this matter has been continued until September 2004. In February 2004, we entered into an agreement to settle outstanding litigation between us and Pioneer. The agreement includes a one-time payment by Pioneer of $14 million, multi-year license agreements for our CE IPG in North America, Japan and Europe, and a patent license to incorporate our technology into Pioneer’s digital cable products in North America.

MDL Patent Litigation in the Northern District of Georgia

The following events have occurred with regard to the patent and antitrust litigation matters consolidated under the action captioned In re Gemstar Development Corporation Patent Litigation, in the United States District Court for the Northern District of Georgia, Master File No. MDL-1274-WBH (the “MDL Litigation”).

(a) Scientific-Atlanta, Inc. v. Gemstar International Group Limited, Gemstar Development Corporation and Index Systems, Inc., in the United States District Court for the Northern District of Georgia, Civil Action File No. :98-CV-3477-WBH. On December 3, 1998, Scientific-Atlanta (“S-A”) commenced this action against us, seeking a declaratory judgment of noninfringement and invalidity of United States Patent Nos. 4,751,578, 4,908,713, 4,963,994, 5,038,211, 5,193,357, 5,508,815, 5,915,068 and 5,568,272. The complaint also alleges that we violated federal antitrust laws and seeks damages and injunctive relief. We counterclaimed for infringement of the ‘815, ‘272, ‘578, ‘713 and ‘068 patents.

The Court entered summary judgment of non-infringement as to the ‘815 and ‘272 patents by Orders dated August 30, 2002 and November 1, 2002, respectively. On June 30, 2003, the Court granted SA’s motion for summary judgment of non-infringement of the ‘357 patent and ‘211 patents, in light of the construction given these patents in the SuperGuide case in the Western District of North Carolina. (See description below, including the Federal Circuit’s recent reversal of the District Court’s summary judgment ruling.) Also in the wake of the SuperGuide claim construction, on July 18, 2003, the Court ruled that SA did not infringe the ‘578 patent. On August 29, 2003 the Court entered a Consent Order whereby SA dismissed without prejudice its declaratory judgment claims under the Levine Patent No. 4,963,994. Also on August 29, 2003, the Court entered a Consent Order stipulating as to the non-infringement of the Levine Patent No. 4,908,713 by certain SA digital set-top box products. SA has moved for summary judgment of non-infringement on U.S. Patents No. 5,915,068 and No. 4,908,713, and we have opposed this motion.

(b) Gemstar Development Corporation and Index Systems, Inc. v. Pioneer Electronic Corp, et al., in the United States District Court for the Northern District of Georgia, Civil Action File No. :99-CV-1258-WBH (transferred from the Central District of California for pretrial proceedings). On December 1, 1998, we commenced this action in the United States District Court for the Central District of California (Case No. CV 98-9630 HLH (RNBx)) against Pioneer Electronic Corporation, Pioneer North America, Inc. and Pioneer New Media Technologies, Inc. alleging infringement by Pioneer of United States Patent Nos. 5,508,815 and 5,568,272 and seeking damages and injunctive relief. By orders dated August 30, 2002 and November 1, 2002, the Court granted summary judgment dismissing all infringement claims under both patents. In February 2004, we entered into an agreement to settle outstanding litigation between us and Pioneer. See “Recent Developments”.

(c) Gemstar Development Corporation and Index Systems Inc. v. Scientific-Atlanta, Inc., in the United States District Court for the Northern District of Georgia, Civil Action File No. :99-CV-1242-WBH (transferred from the Central District of California). On December 4, 1998, we commenced this action against SA in the United States District Court for the Central District of California (Case No. CV 98-9781 HLH (RNBx), and on December 10, 1998, we filed a First Amended Complaint, alleging infringement of United States Patent Nos. 5,508,815 and 5,568,272 and seeking damages and injunctive relief. On August 30, 2002, the Court ruled that the Scientific-Atlanta digital set-top boxes at issue did not infringe the ‘815 and ‘272 patents. On November 4, 2002, the Court ruled that the remaining products at issue did not infringe these patents. By Order dated September 25, 2002 the Court ruled that the invalidity issues would not be heard unless and until the summary judgment orders were reversed in whole or in part. No appeal has been taken at this time. Discovery on antitrust liability issues closed at the end of February 2003. Once the Court has ruled on antitrust summary judgment motions, the parties will undertake damages discovery; that schedule has not yet been set.

(d) EchoStar Communications Corp., EchoStar Satellite Corp., EchoStar Technologies Corp. v. Gemstar-TV Guide International, Inc., Gemstar Development Corp., TV Guide, Inc. and StarSight Telecast, Inc., Civil Action File No. :01:CV-2426-WBH (transferred from Colorado District Court). The EchoStar parties commenced this action on December 5, 2000 by filing federal and state antitrust claims. We counterclaimed for infringement of U.S. Patent Nos. 4,908,713 and 5,915,068. On June 10, 2003, the Court dismissed the infringement claims under the ‘713 patent for lack of standing. We agreed to stipulate to the dismissal without prejudice of claims based on the ‘068 patent. In February 2004, we entered into an agreement to settle this litigation. See “Recent Developments”.

(e) Pegasus Development Corp., and Personalized Media Communications LLC l. v. DirecTV, Inc., Thomson multimedia, Inc., Thomson Consumer Electronics Inc., Philips Electronics North America Corp., Hughes Electronics Corp., TVG-PMC, Inc., StarSight Telecast, and Gemstar-TV Guide International, Inc., Civil Action No. 00-CV-1020 (D.Del.). On December 4, 2000, Pegasus and PMC filed suit for infringement of U.S. Patent Nos. 4,694,490, 4,704,725, 4,965,825, 5,109,414, 5,233,654, 5,335,277, and 5,887,243. On November 9, 2001, Thomson filed a third-party complaint against us, seeking a declaratory judgment of non-infringement and invalidity of certain patents as to which we are a licensee, and also alleging antitrust violations under federal and state law. On October 16, 2002, Thomson’s antitrust claims were transferred to the MDL proceeding. Thomson’s third-party complaint against us was settled and dismissed with prejudice on June 23, 2003.

(f) Ancillary proceeding in the United States District Court for the Northern District of Oklahoma: In re Gemstar Development Corp., N.D. Ga. Master File No. MDL-1274-WBH, Case No. 02-MC-18-EA(J). On December 17, 2003, a magistrate judge issued a Report and Recommendation recommending that the district court grant our motion for summary judgment dismissing contempt proceedings brought by SA. SA has filed objections to the magistrate’s report.

Non-MDL Patent Litigation in the Northern District of Georgia

On June 25, 1999, SA filed an action against StarSight in the U.S. District Court for the Northern District of Georgia, seeking a declaratory judgment of invalidity and noninfringement of two patents. Scientific-Atlanta, Inc. v. StarSight Telecast, Inc., Civil Action No. 99-CV-1671. On August 2, 1999, StarSight answered the complaint as to one of the patents and counterclaimed against SA for infringement of this patent, seeking damages and injunctive relief. On September 18, 2001, the Court allowed StarSight to amend its answer to assert an additional counterclaim against SA for infringement of the other patent at issue. The action was stayed pending completion of the appeal of the ITC Investigation.

On July 23, 1999, SA filed an action against StarSight in the U.S. District Court for the Northern District of Georgia, alleging infringement of three patents and seeking damages and injunctive relief. Scientific-Atlanta, Inc. v. StarSight Telecast, Inc., Civil Action No. 99-CV-1890. This case has been coordinated for pretrial purposes with the action filed by SA against the Company on April 23, 1999, Scientific-Atlanta, Inc. v. StarSight Telecast, Inc., Civil Action No. 99-CV-1040. The parties are in pretrial proceedings.

On February 9, 2001, the Company and StarSight Telecast, Inc., filed four separate patent infringement actions against: SA; Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc.; SCI Systems, Inc.; and EchoStar Communications Corporation in the U.S. District Court for the Northern District of Georgia. Each of these actions was stayed by the Court pending completion of the appeal of the ITC Investigation.

On November 6, 2002, SA and PowerTV, Inc. (“Power TV”) filed a counterclaim against us in a case captioned Personalized Media Communications, L.L.C. v. Scientific-Atlanta, Inc., and PowerTV, Inc., United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 02-CV-824 (CAP). At that time, SA and Power TV asserted declaratory relief claims against us seeking a declaration of non-infringement, invalidity and unenforceability of certain patents as to which we are a licensee. On February 21, 2003, we answered SA’s and Power TV’s counterclaims and asserted causes of action against PMC for patent infringement. A claim construction hearing on the infringement claims was held in February 2004. The parties are awaiting a ruling from the Court.

Appeal of ITC Investigation

On February 14, 2001, the Company and its StarSight subsidiary filed a complaint requesting that the United States International Trade Commission (“ITC”) commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337 (“Section 337”), regarding imports of certain set-top boxes and components thereof. The complaint alleges that Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., SA, EchoStar Communications Corporation and SCI Systems, Inc. (collectively “Respondents”), are violating Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or sale in the United States after importation, of set-top boxes and/or components that infringe, directly, contributorily or by inducement, of certain patents owned by the Company. On or about March 16, 2001, the ITC instituted the requested investigation referred to as

In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation No. 337-TA-454 (ITC) (the “ITC Investigation”). On June 21, 2002, the Administrative Law Judge issued his initial determination (“ID”), finding that all of the patents were valid, that none of the patents at issue had been infringed by any of the Respondents, that one of the patents at issue was unenforceable both because it had been misused by us and also because a co-inventor had not been named on the patent, and that we failed to establish the technical prong of the ITC’s domestic industry requirement, which requires us to practice our inventions covered by the patents in suit. On August 29, 2002, the ITC determined not to review the ID and entered an additional finding with regard to the technical prong of the domestic industry requirement on one claim of one of the patents. The Commission took no position on the patent misuse findings of the Administrative Law Judge. On October 25, 2002, we filed a notice of appeal of the ITC determination to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Arguments were heard on October 10, 2003, and the parties are awaiting a decision by the Federal Circuit.

Appeal of SuperGuide Case

On March 23, 2001, Gemstar Development Corporation, our wholly owned subsidiary, was added as a third-party defendant in the matter of SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the U.S. District Court for the Western District of North Carolina. The lawsuit alleges patent infringement with respect to three patents (the “SuperGuide Patents”). After being added as a party, Gemstar Development Corporation brought claims for declaratory relief and breach of contract against SuperGuide Corporation relating to a 1993 license agreement between SuperGuide Corporation and Gemstar Development Corporation and claims against EchoStar for infringing the SuperGuide Patents within Gemstar Development Corporation’s defined fields of use. On July 25, 2002, the District Court granted the defendants’ motion for summary judgment, finding that the defendants did not infringe the SuperGuide Patents and dismissing all remaining claims in the case without prejudice. On August 23, 2002, we appealed the District Court’s decision to the Federal Circuit. On February 12, 2004, the Federal Circuit issued its decision, vacating the District Court’s summary judgment ruling and remanding the case for further proceedings. In reversing the District Court’s summary judgment ruling, the Federal Circuit found that the District Court incorrectly construed certain patent claims in reaching its decision. The defendants have filed a joint petition for rehearing and rehearing en banc of the Federal Circuit’s decision.

Other Litigation

During July and August 2000, TV Guide was served with more than 20 class action complaints filed primarily in the U.S. District Court for the Southern District of New York on behalf of magazine subscribers. These complaints, which have been consolidated into a single action, allege that TV Guide, the Magazine Publishers Association (“MPA”), and 12 other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys’ fees and costs. A hearing was held on May 27, 2003, to determine whether to certify the proposed settlement class, whether the proposed settlement is fair and reasonable and whether a final judgment should be entered dismissing the action as to class members. The parties are awaiting a final decision from the Court.

On May 3, 2000, a complaint was filed in the U.S. District Court for the Southern District of New York against Murdoch Magazines Distribution, Inc. (now TV Guide Distribution) and other parties by United Magazine Company, Inc. (“Unimag”) and related entities. The complaint alleged claims against Murdoch Magazines for violation of the Robinson-Patman Act, assorted common law tort and contract claims and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys’ fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Act. On June 19, 2003, one of the plaintiffs, the Scherer Companies, withdrew its claim against Murdoch Magazines, denominated as Count VIII, alleging theft of trade secrets; however, other claims still exist. Discovery is continuing with respect to the remaining claims and counterclaims in the case and is set to conclude by April 2004.

Henry Yuen and Elsie Leung Employment Arbitration, American Arbitration Association Case Nos. 13 Y 116 01305 03 and 13 Y 116 01300 03. On May 30, 2003, our former employees, Dr. Henry Yuen and Ms. Elsie Leung, commenced arbitration proceedings against us to contest their April 18, 2003 termination for cause. On November 20, 2003, the Arbitration Panel (i) granted our motion to dismiss News Corporation as a defendant in this action; (ii) granted, in part, plaintiffs’ motion to dismiss our counterclaims; and (iii) granted plaintiffs’ motion seeking an interim payment of attorneys’ fees. In a separate proceeding, we petitioned the California Superior Court for the County of Los Angeles to consolidate the two separate arbitration proceedings on the grounds that both arbitrations arise from the same transactions and involve common issues of law and fact. On November 24, 2003, the California Superior Court issued an order granting our motion to consolidate the two proceedings for all purposes. The arbitration is currently stayed pending Dr. Yuen’s and Ms. Leung’s appeal of the California Superior Court’s order.

On June 19, 2003, our former general counsel, Jonathan Orlick, filed a demand for arbitration with a third-party mediation service for employment termination claims and related expense claims. On July 25, 2003, we answered Mr. Orlick’s demand and filed counterclaims for breach of contract, breach of fiduciary duty, disgorgement of compensation and other profits, concealment/fraudulent inducement of contract, recovery of personal property, state and federal statutory violations, and other declaratory relief. Discovery is ongoing and a hearing of all claims and counterclaims is scheduled to commence in March 2004.

Rose et al v. Gemstar-TV Guide Int’l Inc., San Mateo County Superior Ct Case No. CIV 433187. On August 1, 2003 former employees of DIVA Systems Corporation (“DIVA”) filed a complaint against us alleging causes of action for: 1) breach of contract and 2) fraud for “failing to employ” plaintiffs in connection with our proposed acquisition of DIVA. On October 6, 2003, in response to our demurrer, the plaintiffs filed a First Amended Complaint realleging their breach of contract and fraud claims, and further alleging that we intentionally frustrated the plaintiffs’ ability to satisfy a condition precedent to their employment. On January 7, 2004, we filed our answer to the plaintiffs’ First Amended Complaint. We believe the lawsuit is meritless and intend to defend it vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Nasdaq Stock Market under the symbol GMST. The sole market for our common stock continues to be the Nasdaq Stock Market in the United States.

The following table sets forth the range of high and low sales prices for our common stock for the periods indicated and reflects all stock splits we effected:

	High	Low
Quarter Ended
March 31, 2002	$28.19	$13.83
June 30, 2002	14.75	4.75
September 30, 2002	5.39	2.36
December 31, 2002	4.45	2.50
March 31, 2003	4.03	2.70
June 30, 2003	5.67	3.14
September 30, 2003	5.90	4.26
December 31, 2003	5.48	4.28

The reported closing sales price of our common stock on the Nasdaq Stock Market on February 13, 2004 was $7.67. As of February 13, 2004, there were 418.4 million shares of our common stock outstanding and approximately 731 holders of record.

We have not paid any dividends since our common stock began trading on the Nasdaq Stock Market. Our Board of Directors has no current plans to pay cash dividends. Future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. In addition, our subsidiary, TV Guide, is restricted from paying dividends under its credit facility. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”)

Executive Officers of the Company are permitted to, and have entered into, prearranged trading plans in accordance with guidelines specified by Rule 10b5-1 of the Securities Exchange Act of 1934. Rule 10b5-1 permits officers and directors of public companies to adopt predetermined plans for selling specified amounts of stock.

Equity Compensation Plans

The table below outlines the number of shares of our common stock that are subject to outstanding options granted under our stock compensation plans, the per share weighted-average exercise price of those options, and the number of shares of Company common stock remaining available for future awards under our stock compensation plans. The numbers in the table are as of December 31, 2003 (in thousands).

Equity Compensation Plan Category	(A) Securities issuable on exercise of outstanding options, warrants and rights	(B) Weighted average exercise price of outstanding options, warrants and rights	(C) Securities that remain available for issuance under Plans (excluding securities reflected in column (A))
Plans approved by stockholders	33,147	$5.95	30,554	(1)
Plans not approved by stockholders (2)	3,939	$18.23	—

Total	37,086	$7.25	30,554

(1)	All of these shares are available for additional award grants under our Stock Incentive Plan. Awards authorized under the Stock Incentive Plan include stock options and stock unit awards. Generally, a stock unit award is an award payable in the form of an equivalent number of shares of Company common stock, subject to such terms and conditions we may provide at the time of grant.

(2)	The following plans were assumed by the Company: (i) 4,774 shares of Company common stock reserved for issuance under the NuvoMedia, Inc. 1997 Stock Option Plan with respect to stock options, at a weighted average exercise price of $16.74 per share, assumed by the Company in connection with its acquisition of NuvoMedia, Inc.; (ii) 5,644 shares of Company common stock reserved for issuance under the SoftBook Press, Inc. 1996 Stock Plan with respect to stock options, at a weighted average exercise price of $69.53 per share, assumed by the Company in connection with its acquisition of SoftBook Press, Inc.; and (iii) 3,928,957 shares of Company common stock reserved for issuance under the TV Guide Inc. Equity Incentive Plan with respect to stock options, at a weighted average exercise price of $18.15, assumed in connection with our acquisition of TV Guide, Inc.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,			Nine Months Ended December 31, 2000(1)	Year ended March 31, 2000(2)
	2003	2002	2001(1)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$878,652	$1,001,391	$1,159,172	$658,768	$186,549
Operating expenses:
Operating expenses, exclusive of expenses shown below	880,391	881,707	891,608	481,997	110,693
Stock compensation	33,551	23,965	46,538	20,635	5,318
Depreciation and amortization	172,940	356,354	940,670	438,059	4,310
Impairment of intangible assets	416,481	2,446,836	10,800	—	—
Merger related expenses	—	—	—	—	15,895

	1,503,363	3,708,862	1,889,616	940,691	136,216

Operating (loss) income	(624,711)	(2,707,471)	(730,444)	(281,923)	50,333
Interest expense	(6,164)	(9,839)	(27,375)	(24,783)	—
Loss on debt extinguishment	—	—	(3,331)	—	—
Other (expense) income, net	(3,105)	(106,931)	(168,171)	8,441	35,999

(Loss) income before income taxes and cumulative effect of an accounting change	(633,980)	(2,824,241)	(929,321)	(298,265)	86,332
(Benefit) provision for income taxes	(56,582)	(589,103)	(178,645)	(82,807)	23,311

(Loss) income before cumulative effect of an accounting change	(577,398)	(2,235,138)	(750,676)	(215,458)	63,021
Cumulative effect of an accounting change, net of tax	—	(4,188,037)	—	—	—

Net (loss) income	$(577,398)	$(6,423,175)	$(750,676)	$(215,458)	$63,021

(Loss) income per share(3):
Basic	$(1.41)	$(15.64)	$(1.82)	$(0.64)	$0.31
Diluted	$(1.41)	$(15.64)	$(1.82)	$(0.64)	$0.25
Weighted average shares outstanding(3):
Basic	410,265	410,610	412,389	334,804	205,635
Diluted	410,265	410,610	412,389	334,804	247,876

	December 31,
	2003	2002	2001(1)
	(in thousands)
Balance Sheet Data:
Working capital	$15,216	$13,756	$240,351
Total assets	1,334,169	2,089,174	9,341,513
Long-term debt and capital lease obligations, less current portion	138,736	163,861	271,029
Total stockholders’ equity	375,973	894,470	7,374,254

(1)	Effective July 18, 2001 and July 12, 2000, our consolidated operating results include the operating results of SkyMall and TV Guide, respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold.
(2)	We completed mergers with NuvoMedia and SoftBook in January 2000. Both mergers were accounted for under the pooling of interests method and accordingly, our historical consolidated financial statements were restated for all periods prior to January 2000 to include the accounts and results of operations of NuvoMedia and SoftBook.
(3)	All share and per share data has been adjusted for the two-for-one stock splits effected in May 1999 and December 1999.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

Consolidated Results of Operations

Our financial results for 2003 were reflective of the continuing challenges faced by a number of our businesses. Consolidated revenues in 2003 were $878.7 million, a decrease of $122.7 million, or 12.3%, from $1.0 billion in 2002. Declines in revenue were primarily attributable to declines in newsstand and subscription revenues at TV Guide magazine and declines in subscriber and DISH networks conversion revenues in our SNG C-band business. Our net loss decreased to $577.4 million, or $1.41 per diluted share, in 2003 from $6.4 billion, or $15.64 per diluted share, in 2002. Both periods included significant pre-tax charges for the impairment of goodwill and intangible assets of approximately $416 million in 2003 and $6.8 billion in 2002.

Publishing Segment

Revenues in our Publishing Segment decreased by 10.4% in 2003, primarily due to declines in newsstand and subscription revenues at TV Guide magazine of $15.6 million and $36.1 million, respectively. We invested $20.1 million to revitalize our TV Guide magazine and the redesigned product was introduced to consumers in September 2003. The investment in editorial content and layout, as well as marketing and promotion, was made with the hope that we could stabilize circulation declines and increase advertising revenues. In addition, with the objective of improving newsstand revenues, we announced an increase in the newsstand price to $2.49 effective with the first issue of 2004, we expect to implement a change in the second quarter of 2004 in the on-sale date of the magazine to capitalize on peak shopping days, and we entered into an alliance with Time Distribution Services, the leader in weekly magazine marketing.

Cable and Satellite Segment

Revenues in the Cable and Satellite Segment decreased by 16.5% in 2003, primarily due to continuing declines in the C-band direct-to-home satellite market, in which our SNG business operates. In March 2004, we entered into an agreement to sell substantially all of the assets of the C-band business. We also recently entered into new licensing and distribution agreements with four of the leading U.S. cable and satellite distributors pursuant to which these service providers may elect to deploy a TV Guide Interactive IPG, their own IPG or a third party IPG.

Consumer Electronics Licensing Segment

Revenues in our Consumer Electronics Licensing Segment decreased by 5.2% in 2003, primarily due to declines in VCR Plus+ revenues. We expect VCR Plus+ shipments and associated revenues to continue to decline. Revenues for our CE IPG business, which includes TV Guide On Screen and Guide Plus+, are expected to accelerate as products incorporating our technologies are introduced into various markets, although these increases in revenues are not likely to offset the VCR Plus+ declines in the short term. In the longer term, we expect the FCC’s recent approval of the “plug-and-play” accord between the cable and consumer electronics industry as well as expected growth in the digital television and DVD recorder markets to create opportunities to achieve increased licensing revenues from the use of our CE IPGs.

Corporate Segment

Operating expenses in the Corporate Segment increased 62.9%, primarily due to accrued expenses in 2003 of $75.2 million in litigation settlements and other contingent liabilities, higher insurance premiums, increased legal fees, expenses related to the resolution of legal issues with a former executive of a Company subsidiary, and various other general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2003, cash, cash equivalents and marketable securities (excluding $37.5 million of restricted cash) exceeded debt and capital lease obligations by $121.4 million. In connection with the pending Comcast and EchoStar transactions, we expect to receive cash of $250 million and $238 million, respectively.

We reached an agreement with our syndicate bank group to amend the terms of our term loan and revolving credit facility in June 2003. The amendments modified certain covenants in the credit agreements to address a potential compliance issue and provide the Company with additional flexibility under the facilities. By the end of the year, we paid the outstanding balance of the term loan. Because our revolving credit facility expires in February 2005, we will explore financing alternatives to the credit facility during 2004.

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

Revenue Recognition

General

We have followed the guidance of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), since its effective date of December 2003, and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, since its effective date of June 2003 for revenue recognition, and analogize to the guidance in Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). Previously, we followed SOP 97-2 and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Under this guidance, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

License Fees

We license our proprietary technologies to consumer electronics manufacturers and to service providers, including MSOs and other owners and operators of cable television systems, telephone networks, Internet service providers, Internet websites, direct-to-home broadcast satellite service providers, wireless systems and other multi-channel video programming distributors. It is our normal practice to enter into written agreements with our customers. We generally recognize such license fees based on a per-unit shipped model (with consumer electronics manufacturers) or a per subscriber model (with service providers). Our revenues from per-unit license fees are recognized in the period the manufacturers report the number of units shipped. Revenues from per-subscriber fees are recognized in the period services are provided by a licensee, as reported to us by the licensee. Under certain agreements, manufacturers prepay license fees for a guaranteed minimum number of unit shipments over a specified period. Revenues are recognized when the manufacturers report the number of units shipped. If any portion of the prepayment remains to be recognized as revenue at the end of the period, it is recorded as revenue in the final month of the period. Fees for shipments in excess of the minimum are recognized in the period the manufacturers report the units shipped. See “Multiple-Element Arrangements” below.

Revenues from annual and other license fees generally are recognized based on the specific terms of the license agreements. For instance, we entered into certain arrangements under which substantial flat fees were paid upfront in addition to ongoing per-unit license fees. In such cases, the prepaid fees were deferred and recognized as revenue on a straight line basis over the term of the agreement. In certain cases, we will license our technology for an unlimited number of units over a specified period of time during which we have continuing obligations. We record the fees associated with these arrangements on a straight line basis over the specified term. In addition, we have licensing arrangements with MSOs under which we share a portion of the IPG advertising revenue that we generate through the MSO. In some cases, we guarantee that a substantial portion of the MSO’s license fees paid to us will be reimbursed to the MSO through our ad-sharing obligation. To the extent the ad-sharing fees are not sufficient to meet these guarantees, we are obligated to purchase advertising on the MSO’s platform. Because the license fee is not fixed or determinable until resolution of the sharing or advertising buyback, which is typically settled quarterly, the advertising buyback guarantees and advertising revenue sharing are netted against the license fees so that only a net license fee amount is recognized.

From time to time, the license agreement between a licensee and us may expire. While a new license agreement is being negotiated, the licensee may continue to ship the same units or the same services may continue to be deployed containing our patented or proprietary technologies and the licensee may continue to report units shipped or subscriber information on a periodic basis. License and subscriber fees may continue to be received at the old contract rates and on a timely basis. In such cases, we continue to recognize license and subscriber fee revenue. However, revenue is not recognized when collection is not reasonably assured and in no case when payment is not received for greater than 90 days.

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

Revenue is allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar cash arrangements with unrelated parties that are not part of a multiple-element arrangement. When sufficient evidence of the fair values of the individual elements does not exist, revenue is not allocated among them until that evidence exists. Instead, the revenue is recognized as earned using revenue recognition principles applicable to the entire arrangement as if it were a single-element arrangement. At this time, in all instances where IPG advertising has been part of a multiple-element transaction, no revenue has been allocated to IPG advertising for accounting purposes, and all revenue has been allocated to other elements of the transaction. For accounting purposes, we expect to record IPG advertising associated with multiple-element arrangements in this manner until such time as we conclude that we can determine the fair value of IPG advertising in a reliable, verifiable and objective manner.

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

Accounting standards, which became effective January 1, 2002, eliminated the impairment recoverability tests for certain other intangible assets with indefinite lives and require that such assets be valued at the lower of their carrying value or fair value. Goodwill is no longer amortized but remains subject to an annual impairment test performed at the reporting unit level. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Absent any interim evidence of impairments, we will perform our annual impairment test of goodwill and other indefinite lived intangibles for all reporting units on October 31 of each year.

Income Taxes

We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance, if necessary, to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

We have income both from foreign and domestic sources. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of our actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. The ultimate resolution of our current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2003 and 2002, we have established valuation allowances of $180.1 million and $30.0 million, respectively, against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Legal and Other Loss Contingencies

A significant amount of management estimation is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to our consolidated results of operations and financial position. As of December 31, 2003 and 2002, we had accrued $81.7 million and $7.3 million, respectively, for contingent matters.

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

Investments

Our investments include investments available-for-sale that are carried at fair value, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in value, the investment is written down to its fair value by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances related to each investment. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the subject investment; and our intent and ability to hold the investment for a sufficient period of time to allow for recovery in the market value of the investment.

For investments accounted for using the cost or equity method of accounting, management evaluates information such as budgets, business plans or financial statements in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include: recurring operating losses, credit defaults, and subsequent rounds of financings at amounts below the cost basis of the investment. This list is not all-inclusive and management weighs a number of quantitative and qualitative factors in determining whether an other-than-temporary decline in the value of an investment is deemed to have occurred.

Consolidated Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

The following table sets forth certain financial information for the years ended December 31, 2003 and 2002, in thousands.

	Year Ended December 31,
	2003	2002	Change
Statement of Operations Data:
Revenues	$878,652	$1,001,391	$(122,739)

Operating expenses:
Operating expenses, exclusive of expenses shown below	880,391	881,707	1,316
Stock compensation	33,551	23,965	(9,586)
Depreciation and amortization	172,940	356,354	183,414
Impairment of intangible assets	416,481	2,446,836	2,030,355

	1,503,363	3,708,862	2,205,499

Operating loss	(624,711)	(2,707,471)	2,082,760
Interest expense	(6,164)	(9,839)	3,675
Other expense, net	(3,105)	(106,931)	103,826

Loss before income taxes and cumulative effect of an accounting change	(633,980)	(2,824,241)	2,190,261
Income tax benefit	(56,582)	(589,103)	(532,521)

Loss before cumulative effect of an accounting change	(577,398)	(2,235,138)	1,657,740
Cumulative effect of an accounting change, net of tax	—	(4,188,037)	4,188,037

Net loss	$(577,398)	$(6,423,175)	$5,845,777

Other Financial Data:
Net cash provided by (used in):
Operating activities	$5,590	$106,780	$(101,190)
Investing activities	(7,628)	53,088	(60,716)
Financing activities	(91,655)	(157,729)	66,074

Discussion

In 2003, revenues were $878.7 million, a decrease of $122.7 million, or 12.3%, compared to 2002. The decrease in revenues was primarily due to a $51.7 million decrease in newsstand and subscription revenues at TV Guide magazine and a $70.7 million decrease in SNG C-band subscriber and DISH Network conversion revenues. TV Guide magazine underwent its first significant redesign in many years and was relaunched in September 2003. The initial result was increased interest by corporate advertisers and an upturn in subscriptions in the fourth quarter of 2003 from the preceding quarter. However, the environment for consumer magazines remains a difficult one with total industry advertising pages down in 2003 for the third consecutive year and continuing pressure on newsstand sales. Subscription revenues associated with the C-band business continued to decline as a result of competition from DSS and cable television systems. The decline has been accelerated by our marketing alliance agreement with DISH Network to convert SNG’s C-band customers to DISH Network’s DSS service.

In 2003, operating expenses were $880.4 million, a decrease of $1.3 million, or less than 1%, compared to 2002. The decrease in 2003 was primarily due to decreases of $33.7 million in programming costs for SNG, $29.4 million in termination fees paid in 2002 that were associated with the November 2002 management and corporate governance restructuring, $16.2 million related to a reserve for lease abandonment recorded by our eBook business in December 2002, $14.8 million in expenses related to our magazine wholesale distribution business, which ceased operations in 2002 and $20.1 million in bad debt expense, primarily resulting from bad debt recoveries during 2003. In addition, the cost of magazine production, primarily from reduced paper and postage expenses, decreased by $9.2 million. The decreases were substantially offset in 2003 by expenses of $80.1 million related to litigation settlements and other contingent matters and expenditures totaling $20.1 million in 2003 for editorial improvements and enhanced marketing efforts designed to stabilize TV Guide magazine’s paid circulation and increase its advertising revenues. In addition, legal expenses for patent-related litigation and other legal matters totaled $77.4 million in 2003, an increase of $15.1 million, or 24.3%, from $62.3 million in 2002. In addition, we recorded $4.1 million in expenses to settle legal issues with a former executive of a Company subsidiary. While we expect our legal expenses to decline in 2004, such legal expenses are expected to remain significant for the foreseeable future.

Stock compensation was $33.6 million in 2003 as compared with $24.0 million for 2002. Stock compensation in 2003 included $33.7 million related to stock options held by the Company’s former chief executive officer and former chief financial officer. We terminated the former executives’ employment for cause on April 18, 2003. In 1998, the executives entered into employment agreements that provided for accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. The intrinsic value was computed as the difference between the exercise price per share and the stock price per share on the new measurement date multiplied by the number of options. Compensation expense was recognized only when we determined that these executives would benefit from the extension of the post-employment exercise period. As a result of the termination, we recognized a pre-tax stock compensation charge of $33.7 million during the three months ended March 31, 2003.

Stock compensation also includes amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options we assumed in the merger between us and TV Guide, Inc. The unearned compensation is being amortized over the remaining vesting period of the options using an accelerated method. Amortization of unearned compensation totaled $2.8 million and $8.0 million in 2003 and 2002, respectively. In addition, stock compensation for 2002 included $12.9 million of accelerated unearned compensation resulting from an executive who separated from the Company in 2002, and $200,000 arising from the issuance of options to the Company’s former chief executive officer in 1998.

Additionally, stock compensation in 2003 included a reversal of $2.9 million related to unearned compensation amortized in 2002. The amounts were related to restricted stock that was to be issued to two former executives in connection with the management restructuring in the fourth quarter of 2002. The previously recorded expense was reversed in the second quarter of 2003, since these executives were terminated in April 2003 and the restricted stock will not be issued.

Depreciation and amortization in 2003 was $172.9 million, a decrease of $183.4 million, compared to $356.4 million in 2002. The decrease in depreciation and amortization was primarily attributable to decreased amortization expense related to finite-lived intangible assets. During 2002, we recorded impairment charges of $1.3 billion to the carrying values of certain intangible assets with finite lives. Additionally, other finite-lived intangible assets became fully amortized in 2003. We expect amortization of remaining finite-lived intangible assets, assuming no change to the current group of assets, to be approximately $43 million during 2004. However, if the EchoStar transaction is consummated, amortization will decline to approximately $16 million during 2004.

Impairment of intangible assets in 2003 represents a $416.5 write-down of the carrying value of goodwill, indefinite-lived intangibles and a finite-lived intangible asset to their fair values. We recorded impairment of intangible assets of $400.4 million in connection with our annual impairment test of goodwill and indefinite-lived intangible assets as of October 31, 2003. The charge included a $209.8 million write-down of the carrying amount of goodwill, primarily at TV Guide magazine (approximately $200 million) and the SNG C-band business (approximately $10 million), and a $190.6 million write-down of TV Guide magazine’s publishing rights and trademark. The primary cause of this fourth quarter impairment charge was management’s reassessment of the outlook for the magazine business as compared with its forecasts and expectations in 2002, and continued erosion of the estimated fair value of the C-band business as its subscriber base continues to decline. This decline also led us to assess the carrying value of a finite-lived intangible asset ascribed to the C-band subscriber base, resulting in an impairment charge of $16.1 million in the fourth quarter. If we continue to operate the SNG C-band business and its subscriber base continues to decline, we expect to record impairment charges to goodwill and other intangible assets in future periods. In 2002, impairment of intangible assets was $2.4 billion. In addition to the $1.3 billion impairment charge to finite-lived intangible assets noted above, we also recorded impairment charges of $1.1 billion and $112.6 million to goodwill and trademark, respectively, based on analyses performed as of June 30, 2002 and October 31, 2002. Impairment charges in 2002 were principally the result of then-new management’s change in strategy for the U.S. cable and satellite IPG business, slower than expected growth in distribution and advertising revenue, and unexpected adverse rulings in certain legal cases.

In 2003, interest expense was $6.2 million, a decrease of $3.7 million from 2002, which was attributable to lower debt levels, together with lower interest rates during 2003.

In 2003, other expense, net was $3.1 million, a decrease of $103.8 million, from $106.9 million in 2002. The decrease was primarily due to a $51.4 million impairment charge in 2002 to the carrying value of an equity method investee (see discussion in following paragraph) for which no comparable charges were recorded in 2003, $41.0 million associated with the abandoned DIVA acquisition in 2002 and a $5.9 million decrease in minority interest expense, primarily as a result of a decrease in net income reported by SNG.

We have an interest in three related joint ventures that are each accounted for under the equity method of accounting. In 2002, the financial condition of one of these joint ventures deteriorated significantly, including a substantial decrease in its revenues and cash shortages. Because of these facts, management determined that it was unlikely that our investment would be recovered in the future, and recorded a charge of $43.9 million during the fourth quarter of 2002 to write off the remaining carrying value of our investment. This charge was recorded as other expense, net. During the same year, this joint venture experienced an other-than temporary decline in the value of its available-for-sale equity investments. As a result of this decline, we recorded in other expense, net a charge of $7.5 million, representing our share of this decline.

The income tax benefit as a percentage of loss before income taxes and cumulative effect of an accounting change in 2003 was 9% compared to 21% for 2002. The decrease in the effective tax rate in 2003 was primarily due to an increase in the valuation allowance due to the uncertainty of whether or not we will realize the benefit associated with our deferred tax assets. The overall effective tax rate we report in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, our current and future tax expense or benefit as a percentage of income or loss before income taxes may vary from period to period.

The cumulative effect of an accounting change, net of tax relates to our adoption of Statement 142 effective January 1, 2002. We were required to test goodwill and any intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of Statement 142 and report any transitional impairment loss as the cumulative effect of a change in accounting principle as of January 1, 2002 in the consolidated statement of operations. The transitional impairment loss for goodwill and indefinite lived intangible assets from application of these rules was $4.2 billion, net of tax.

Year ended December 31, 2002 compared to year ended December 31, 2001

The following table sets forth certain financial information for the years ended December 31, 2002 and 2001, in thousands.

	Year Ended December 31,
	2002	2001(1)	Change
Revenues	$1,001,391	$1,159,172	$(157,781)
Operating expenses:
Operating expenses, exclusive of expenses shown below	881,707	891,608	9,901
Stock compensation	23,965	46,538	22,573
Depreciation and amortization	356,354	940,670	584,316
Impairment of intangible assets	2,446,836	10,800	(2,436,036)

	3,708,862	1,889,616	(1,819,246)

Operating loss	(2,707,471)	(730,444)	(1,977,027)
Interest expense	(9,839)	(27,375)	17,536
Loss on debt extinguishment	—	(3,331)	3,331
Other expense, net	(106,931)	(168,171)	61,240

Loss before income taxes and cumulative effect of an accounting change	(2,824,241)	(929,321)	(1,894,920)
Income tax benefit	(589,103)	(178,645)	410,458

Loss before cumulative effect of an accounting change	(2,235,138)	(750,676)	(1,484,462)
Cumulative effect of an accounting change, net of tax	(4,188,037)	—	(4,188,037)

Net loss	$(6,423,175)	$(750,676)	$(5,672,499)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$106,780	$118,264	$(11,484)
Investing activities	53,088	73,204	(20,116)
Financing activities	(157,729)	(328,958)	171,229

(1)	Effective July 18, 2001, our consolidated operating results include the operating results of SkyMall. SkyMall was acquired in a transaction accounted for a purchase. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold.

Discussion

Revenues in 2002 were $1.0 billion, a decrease of $157.8 million or 13.6%, compared to 2001. The decrease in revenues was primarily attributable to a $49.1 million decrease in TV Guide magazine’s newsstand and subscription revenues, a $62.7 million decrease in SNG C-band subscriber revenues, and a $24.2 million decrease in license fees from DSS set-top box manufacturers, partially offset by a $12.6 million increase in revenues at TVG.

TV Guide magazine’s rate base and circulation was reduced from 9.9 million copies to 9.0 million copies in June 2001. Subsequently, that rate base was maintained through year end 2002, although sponsored sales/bulk sold subscriptions increased from a monthly average of 1.5 million copies in December 2001 to 2.2 million copies in December 2002, causing subscription revenue to fall due to the lower margin of sponsored sales/bulk copies versus other paid circulation. The decrease in rate base and circulation, and general advertising weakness caused TV Guide magazine’s advertising revenue to decline $17.1 million, although declines during the first three quarters of 2002 were offset in the fourth quarter when advertising revenues increased 33% or $9 million, compared to advertising revenue in the fourth quarter of 2001.

Subscription revenues relating to our SNG C-band business continued to decline in 2002, as customers switched to cable or DSS services. The decline in subscribers was accelerated by our marketing alliance agreement with DISH Network to convert our C-band customers to DISH Network’s DSS service.

License fee revenues relating to the sale of proprietary IPG technology to manufacturers of set-top boxes for the US DSS market declined dramatically in 2002, due to slowing growth in the shipment of set-top boxes, lower pricing per box due to shifts in market share, and the expiration of agreements with two key manufacturers.

Revenues at TVG more than tripled due to increases in distribution and the launch of the TVG’s wagering business in California.

In 2002, operating expenses were $881.7 million, a decrease of $9.9 million, or 1.1%, compared to 2001. The decrease in operating expenses was a result of general cost controls in effect throughout the Company, reductions in TV Guide magazine production expenses for paper, printing, and postage, and reduced programming costs for SNG. These decreases were partially offset by the additional expenses attributable to SkyMall, which was acquired in July 2001, professional fees associated with the November 2002 management and corporate governance restructuring and the restatement of our historical financial statements, and termination fees totaling $29.4 million associated with this restructuring.

Stock compensation expense is primarily comprised of the amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options we assumed in the merger between us and TV Guide, Inc. The unearned compensation is being amortized over the remaining vesting period of the options using an accelerated method. Also included is the amortization of deferred compensation arising from the issuance of options to the Company’s former Chief Executive Officer in 1998 and amortization of deferred compensation arising from the issuance of restricted stock in connection with the 2002 management restructuring. In 2002, stock compensation expense was $24.0 million, which included $21.1 million of unearned compensation amortization and $2.9 million related to restricted stock issued in connection with our management and corporate governance restructuring in 2002. In 2001, stock compensation expenses were $46.5 million, primarily consisting of unearned compensation amortization.

Depreciation and amortization during 2002, was $356.4 million, a decrease of $584.3 million compared to 2001. The decrease in depreciation and amortization was primarily a result of the adoption of the provisions of Statement 142, which became effective January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Other intangible assets with finite lives acquired in transactions accounted for as purchases are still amortized and the amount of that amortization is significant.

Impairment of intangible assets in 2002 represents a write-down of the carrying amount of finite-lived intangible assets ($1.3 billion), goodwill ($1.1 billion) and indefinite-lived intangibles ($112.6 million) to their fair values based on analyses performed as of June 30, 2002 and October 31, 2002.

Interest expense was $9.8 million in 2002, a decrease of $17.5 million, or 64.1%, from 2001. The decrease in interest expense was attributable to lower debt levels, together with lower interest rates during 2002.

Other expense, net decreased to $106.9 million in 2002 from $168.2 million for 2001. The decrease in other expense, net was primarily due to a $110.8 million decrease in write-downs of the carrying value of certain investments, as compared with the prior year. In 2002, write-downs for other-than-temporary declines in the fair value of investments aggregated $43.9 million compared to $154.7 million in 2001.

We have an interest in three related joint ventures that are each accounted for under the equity method of accounting. In 2001, one of these joint ventures experienced an other-than-temporary decline in the value of its available-for-sale equity investments. As a result of this decline, we recorded in other expense, net a charge of $7.5 million, representing our share of this decline. At December 31, 2001, our carrying value of this investment was $50.9 million. In 2002, this joint venture’s financial condition deteriorated significantly, including a substantial decrease in its revenues and cash shortages. Because of these facts, management determined that it was not likely that our investment would be recovered in the future, and recorded an additional charge of $43.9 million during the fourth quarter of 2002 to write off the remaining carrying value of our investment. This charge was recorded as other expense, net.

We have an investment in an entity engaged in developing a satellite system. The entity experienced operating difficulties and a failed initial public offering. Because of these and other pertinent circumstances, we determined that our investment experienced a decline in value that was other-than-temporary, and that the recoverability of this investment was not likely. As a result, during 2001 we recorded a charge of $107.7 million to write-off the carrying value of this investment. This charge was recorded as other expense, net.

Also, in 2001, certain other investments experienced significant declines in value and the carrying values were deemed by management to be unrecoverable, and thus were written off, resulting in charges of approximately $47.2 million recorded as other expense, net.

The income tax benefit as a percentage of loss before income taxes and cumulative effect of a change in accounting principle was 21% in 2002 compared to 19% in 2001. The net increase in the effective tax rate was primarily due to the change in the treatment of amortization of goodwill in accordance with Statement 142, which had no associated impact on the provision for income taxes. In addition, the overall effective tax rate we report in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, it is expected that our future tax expense or benefit as a percentage of income or loss before income taxes may vary from period to period.

The cumulative effect of an accounting change relates to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and other Intangible Assets, (“Statement 142”), effective January 1, 2002. We were required to test goodwill and any intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of Statement 142 and report any transitional impairment loss as the cumulative effect of a change in accounting principle as of January 1, 2002 in the consolidated statement of operations. The transitional impairment loss for goodwill and indefinite-lived intangible assets from application of these new rules was $4.2 billion, net of tax.

Segment Results of Operations

Effective January 1, 2003, we restructured our businesses into four groups that also represent our reportable business segments. Segments are now organized along three industry lines in addition to a segment comprising certain corporate functions and related expenses. The Publishing Segment consists of our print and electronic publishing units and websites including TV Guide magazine and Gemstar eBook brands, as well as TV Guide Online and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers program listings and channel lineups. The Cable and Satellite Segment offers technologies, products and services to consumers and service providers in the cable and satellite industry. The business units in this segment include TV Guide Channel, TV Guide Interactive, TVG, SNG, UVTV, SpaceCom and several other smaller related businesses. The CE Licensing Segment is responsible for the licensing of our proprietary technologies and intellectual property to the CE manufacturing industry and interactive television software providers, and for the sale of advertising carried on the IPGs deployed in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ system brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, under the GUIDE Plus+ brand in Europe and under the G-GUIDE brand in Asia. This segment also has licensed intellectual property to manufacturers of set-top boxes for the DSS industry, and continues to license its intellectual property to interactive television software providers and program listings providers in the online, personal computer and other non-television businesses. As a result of an agreement with DirecTV, we will no longer collect one-time license fees from manufacturers of DirecTV’s set-top boxes, but instead will be paid by DirecTV on a recurring revenue model based initially on new subscribers. Revenues paid by DirecTV will be recognized by the Cable and Satellite Segment. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and certain litigation. The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs.

Prior to January 1, 2003, we had segmented our businesses by revenue type, which required allocation of operating results for certain business units, principally TV Guide Interactive, TVG and SkyMall, between two or more segments. By contrast, our new segments reflect full operating results of their respective business units. This change is intended to provide greater business unit accountability and improve the transparency of operating performance. Our previous reportable segments were identified as Technology and Licensing, Interactive Platform and Media and Services. Amounts for 2002 have been reclassified to conform to the 2003 presentation.

Segment information for 2003 and 2002 is presented and reconciled to consolidated loss before income taxes and cumulative effect of an accounting change in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as follows (in thousands):

	Year Ended December 31,
	2003	2002	Change
Publishing Segment:
Revenues	$425,914	$475,242	$(49,328)
Operating expenses (1)	417,738	450,686	32,948

Adjusted EBITDA (2)	8,176	24,556	(16,380)

Cable and Satellite Segment:
Revenues	338,846	405,988	(67,142)
Operating expenses (1)	219,132	237,572	18,440

Adjusted EBITDA (2)	119,714	168,416	(48,702)

CE Licensing Segment:
Revenues	113,892	120,161	(6,269)
Operating expenses (1)	74,035	89,423	15,388

Adjusted EBITDA (2)	39,857	30,738	9,119

Corporate Segment:
Operating expenses (1)	169,486	104,026	(65,460)

Adjusted EBITDA (2)	(169,486)	(104,026)	(65,460)

Consolidated:
Revenues	878,652	1,001,391	(122,739)
Operating expenses (1)	880,391	881,707	1,316

Adjusted EBITDA (2)	(1,739)	119,684	(121,423)
Stock compensation	(33,551)	(23,965)	(9,586)
Depreciation and amortization	(172,940)	(356,354)	183,414
Impairment of intangible assets	(416,481)	(2,446,836)	2,030,355

Operating loss	(624,711)	(2,707,471)	2,082,760
Interest expense	(6,164)	(9,839)	3,675
Other expense, net	(3,105)	(106,931)	103,826

Loss before income taxes and cumulative effect of an accounting change	$(633,980)	$(2,824,241)	$2,190,261

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.
(2)	Adjusted EBITDA is defined as operating (loss) income, excluding stock compensation, depreciation and amortization and impairment of intangible assets. Due to purchase accounting related to our mergers with TV Guide on July 12, 2000 and SkyMall on July 18, 2001, the results of operations reflect significant amortization of finite-lived intangible assets. Accordingly, our industry segments are measured based on adjusted EBITDA. We believe adjusted EBITDA to be relevant and useful information, as adjusted EBITDA is the primary measure used by our chief operating decision maker to measure the operating profits or losses of our business.

Publishing Segment

The Publishing Segment primarily includes the operations of TV Guide magazine, Gemstar eBook, TV Guide Online and SkyMall.

In 2003, revenues for this segment were $425.9 million, a decrease of $49.3 million, or 10.4%, compared to 2002. The decrease was primarily due to decreased revenues earned by TV Guide magazine.

The following table shows the breakdown of revenues in the Publishing Segment by business unit (in thousands):

	Year Ended December 31,		Change
	2003	2002	Dollars	Percent
Publishing Segment:
TV Guide magazine	$365,274	$417,712	$(52,438)	(12.6)%
SkyMall	49,417	47,751	1,666	3.5%
TV Guide Online	4,595	2,624	1,971	75.1%
Gemstar eBook	6,333	6,840	(507)	(7.4)%
Other	295	315	(20)	(6.3)%

Total	$425,914	$475,242	$(49,328)	(10.4)%

In 2003, revenues decreased at TV Guide magazine by $52.4 million compared to 2002, primarily due to declines in subscriber and newsstand circulation revenues of $51.7 million.

TV Guide magazine continues to face declines in paid circulation revenues due to a lower overall subscriber base and reduced newsstand sales. At December 31, 2003, TV Guide magazine had a rate base, including sponsored sales/bulk copy distribution, of approximately 9.0 million, which was unchanged from its rate base as of December 31, 2002. The monthly average number of sponsored sales/bulk copy distribution approximated 2.7 million copies in December 2003, an increase from a monthly average of approximately 2.2 million copies in December 2002. Sponsored sales/bulk copy distribution produce little or no circulation contribution and are of substantially lesser economic value than other sources of circulation. However, these copies generate additional advertising revenues. We invested approximately $20 million in the magazine business, primarily in the third and fourth quarters of 2003, to improve editorial content and enhance marketing efforts with the hope of stabilizing paid circulation and increasing advertising revenues at the magazine. The introduction of the enhanced product improved newsstand unit sales in the fourth quarter of 2003 compared with the second and third quarters of 2003; however, fourth quarter newsstand and subscription sales were down by approximately $13.2 million from the comparable quarter of 2002. Management continues to seek cost saving opportunities through alternative marketing techniques, operational efficiencies, downsizing the number of editions produced, and capitalizing on subscription acquisition synergies with TV Guide Online, as described below.

SkyMall’s net revenues are composed of commissions received on the sale of merchandise advertised in its in-flight catalog or on its website www.skymall.com, the selling price of merchandise sold through loyalty programs and placement fees paid by participating merchants to include their products in SkyMall’s catalog. In 2003, revenues increased by $1.7 million, or 3.5%, from 2002, primarily due to an increase in placement fees charged to merchants for including their products in the SkyMall catalog.

TV Guide Online derives revenues from subscriber and licensing arrangements, advertising and merchandising sales. In 2003, revenues increased by $2.0 million from 2002, primarily from increased advertising revenues in 2003. During 2003, TV Guide Online became more integrated with the Company’s other branded products, principally TV Guide magazine and, to a lesser extent, TV Guide Channel, and redesigned its website, which resulted in improved advertising sales. Since its redesign, the website has also been a source of increased subscription orders for TV Guide magazine. The site produced a 61% increase in its paid magazine subscription orders in 2003 as compared with 2002.

Gemstar eBook revenues decreased by $507,000 in 2003, as compared with 2002. Revenues are earned primarily through licensing of technology and also through the sale of eBook devices and content. The decline in revenue was primarily due to a decrease in the sale of eBook content in connection with the shutdown of the eBook operations. In June 2003, we announced that we would scale back and eventually shut down operations of our eBook subsidiaries. We expensed approximately $1.9 million of exit costs, primarily for employee severance payments, in 2003. We do not expect to record any significant revenues or expenses related to our eBook business after 2003. Although consumers can no longer purchase new devices or content, current device owners are able to access previously purchased content and add unencrypted content to their content libraries.

        Operating expenses in this segment were $417.7 million in 2003, a decrease of $32.9 million, or 7.3%, from 2002. The decrease in operating expenses was primarily due to $16.2 million incurred in December 2002 related to a reserve for lease abandonment recorded by our eBook business, $14.8 million of cost savings from exiting the magazine wholesale distribution business in 2002, a $9.2 million decrease in the cost of magazine production, primarily from reduced paper and postage expenses, and decreases in other eBook expenses totaling $8.9 million that resulted from our decision to scale back eBook operations in 2003. These decreases were partially offset by the investment of $20.1 million in the magazine during 2003, as noted above.

Additional Publishing Segment Operating Statistics

	2003	2002
	(in thousands)
TV Guide magazine circulation at December 31	8,993	9,067
SkyMall – annual enplanements (1)	600,000	566,000

(1)	Enplanements represent the number of paid passengers on all flights to and from domestic locations. Fluctuations in this measure have a direct correlation with the volume of catalog orders.

Cable and Satellite Segment

The Cable and Satellite Segment includes the operations of SNG, TV Guide Channel, TV Guide Interactive, TVG and several other smaller related businesses. SNG delivers television programming to C-band satellite dish owners. TV Guide Channel combines original programming content with comprehensive television listings information for distribution to multichannel video providers. In 2003, revenues for this segment were $338.8 million, a decrease of $67.1 million, or 16.5%, compared to 2002. The decreases were primarily attributable to a continuing decline in C-band subscribers in our SNG business unit, along with a decline in TV Guide Interactive advertising revenues, partially offset by increased wagering and licensing revenues generated by TVG and increased advertising revenue reported by TV Guide Channel.

The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

	Year Ended December 31,		Change
	2003	2002	Dollars	Percent
Cable and Satellite Segment:
SNG	$157,214	$227,957	$(70,743)	(31.0)%
TV Guide Channel	101,802	95,824	5,978	6.2%
TV Guide Interactive	22,393	31,695	(9,302)	(29.3)%
TVG	28,347	17,638	10,709	60.7%
Other	29,090	32,874	(3,784)	(11.5)%

Total	$338,846	$405,988	$(67,142)	(16.5)%

The C-band direct-to-home satellite market, in which SNG operates, continues to decline due to the growth of the newer generation DSS systems and continued cable system expansions. Moreover, SNG’s decline has been accelerated by the success of our subscriber conversion program with DISH Network. On November 2, 1999, SNG signed an agreement with EchoStar to promote and solicit orders for its DISH Network. In exchange, SNG receives an initial commission for each current or past SNG subscriber who subscribes to DISH Network and a monthly residual commission over the life of the agreement. SNG converted approximately 69,000 subscribers in 2003 as compared with approximately 95,000 in 2002. We expect the declines in the subscriber base of the C-band industry and the DISH Network conversions, and the resulting impact on revenues in this segment, to continue. At December 31, 2003, SNG provided service to 236,000 C-band subscribers, a decrease of 34.6% from the 361,000 subscribers served by SNG at December 31, 2002. In March 2004, we entered into an agreement with EchoStar that, among other things, includes the sale of substantially all of the assets of SNG. In February 2004, we also agreed to purchase from Wisdom Media Group the minority interest in SNG that we do not already own.

In 2003, TV Guide Channel revenues increased by $6.0 million, or 6.2%, compared to 2002. The increase was primarily attributable to increased advertising revenue, principally from program promotion and conventional ad sales. During 2003, TV Guide Channel focused on expanding its distribution through new multi-year carriage agreements with cable and DSS system operators, including DirecTV. Additionally, TV Guide Channel debuted an expanded original programming format in January 2004 designed to attract more viewers and advertisers. Despite an increase in distribution in 2004, affiliate revenue is projected to decline as a result of decreased rates paid by cable operators under the terms of their agreements. However, advertising revenues are expected to increase in parallel with anticipated growth in distribution and expected higher ratings from improved programming content.

In 2003, TV Guide Interactive revenues decreased by $9.3 million from 2002. The decrease was primarily attributable to lower advertising revenue and decreased licensing revenues caused by lower net effective rates. Distribution of TV Guide

Interactive reached 11.5 million subscribers as of December 31, 2003, an increase of approximately 14% from December 31, 2002. The Company’s ability to increase advertising revenue in future periods will largely depend on the development of an advertising platform that gains acceptance from cable affiliates and advertisers.

This segment also includes revenues derived from licensing TVG’s intellectual property and content to third parties and from interactive wagering activities in certain markets. In 2003, TVG’s revenues increased by $10.7 million, or 60.7%, as compared with 2002. The increase reflects the addition of a licensee in May 2002 and increased wagering volumes due to new distribution and market launches, including certain DirecTV subscribers as of April 2003. As of December 31, 2003, TVG was available in approximately 12.3 million domestic satellite and cable homes, an increase of 46.4%, from 8.4 million homes at December 31, 2002.

Operating expenses in this segment were $219.1 million in 2003, a decrease of $18.4 million, or 7.8%, compared to 2002. The decrease in expenses was primarily due to reduced programming fees at SNG associated with the decrease in the number of C-band subscribers, partially offset by increased expenses at TV Guide Channel and TV Guide Interactive where increased headcount resulted in higher personnel costs. Personnel costs also increased due to certain severance costs.

Additional Cable and Satellite Segment Operating Statistics

Subscriber Data (in thousands)	As of 12/31/2003	As of 12/31/2002
TV Guide Channel (Nielsen)	57,091	57,950
TV Guide Channel International	1,702	1,861
TV Guide Interactive	11,456	10,009
TV Guide Interactive International	804	664
TVG (Households)	12,300	8,400
SNG	236	361

	Year ended December 31,
Subscriber Data (in thousands)	2003	2002
SNG DISH Network Conversions	69	95

Consumer Electronics Licensing Segment

The CE Licensing Segment licenses VCR Plus+ and CE IPGs and engages in other intellectual property licensing activities. The CE IPG is an IPG technology and service for the digital consumer electronics arena. It is integrated into various CE devices, including televisions and digital recording devices such as DVRs and DVD recorders under license agreements with the manufacturers of such products. The CE Licensing Segment is also responsible for the sale of advertising carried on the IPGs that are deployed in CE products. In addition, this segment incurs costs associated with patent prosecution and intellectual property litigation.

In 2003, revenues in this segment were $113.9 million, a decrease of $6.3 million, or 5.2%, when compared to 2002. The decreases were primarily attributable to declines in VCR Plus+ revenue, offset primarily by increases in DSS revenue. Of the total revenue in CE Licensing in 2003 and 2002, $14.4 million (primarily related to a new licensing agreement with Thomson, as described below) and $11.9 million, respectively, were due to settlement amounts from manufacturers that related to prior service periods. Settlement amounts in 2003 primarily related to our DSS business and settlement amounts in 2002 primarily related to our VCR Plus+ business.

The following table shows the breakdown of revenues in the CE Licensing Segment by product (in thousands):

	Year Ended December 31,		Change
	2003	2002	Dollars	Percent
CE Licensing Segment:
VCR Plus+	$55,069	$80,523	$(25,454)	(31.6)%
CE IPG	24,566	23,984	582	2.4%
DSS	28,301	8,173	20,128	246.3%
Other	5,956	7,481	(1,525)	(20.4)%

Total	$113,892	$120,161	$(6,269)	(5.2)%

Our VCR Plus+ business includes products marketed under the VCR Plus+ brand in North America, the G-Code brand in Asia and the Video Plus+/ShowView brand in Europe (collectively referred to as the “VCR Plus+ business”). In 2003, VCR Plus+ revenues decreased $25.5 million from 2002 primarily due to settlement amounts recorded in 2002 of approximately $20.1 million that were related to prior service periods. In addition, we experienced a 16.4% decline in reported unit shipments, partially offset by a 9.1% increase in the average rate paid for units shipped in 2003 compared with 2002. VCR Plus+ revenues in Europe and Asia have declined less than in North America. VCR Plus+ unit shipments remain strong in Europe and Asia where our technology has had widespread adoption in next generation recording devices such as DVRs and DVD recorders. Over time, revenues from VCR Plus+ are likely to shift to our CE IPG products as consumers demand more advanced guidance and recording technologies.

In 2003, revenues in the CE IPG business, which includes products marketed under the TV Guide On Screen brand in North America, the GUIDE Plus+ brand in Europe and the G-GUIDE brand in Asia, were $24.6 million, a 2.4% increase from 2002. CE IPG revenues for the years ended December 31, 2003 and 2002 included settlement amounts related to prior service periods of $863,000 and $(1.5 million), respectively. Excluding the settlement amounts, CE IPG revenues decreased primarily due to a 19.8% decline in the shipment of products incorporating CE IPGs during 2003 compared with 2002 and due to reduced licensing fees paid by Thomson under a new license agreement compared with fees paid under a previous agreement that was in effect during 2002.

In the area of IPG technology, our CE Licensing business has been adversely affected by manufacturers’ reluctance to incorporate our products in their analog devices because of the high cost of such incorporation. Recently however, the FCC mandated that CE manufacturers transition at least 50% of their sales of large televisions to digital products by July 2004. The cost of incorporating our IPG products into a digital device is dramatically lower than the cost of incorporating these products into an analog device. As manufacturers have begun to make plans for this transition, we have seen a growing interest by CE manufacturers to enter into agreements with us to incorporate our products. The roll out of digital products incorporating TV Guide On Screen has begun and is expected to accelerate in late 2004 concurrent with increased shipments of digital televisions and DVRs.

In October 2000, we received $188.0 million in cash from a set-top box manufacturer to settle outstanding arbitration and litigation proceedings. Of the $188.0 million cash received, $129.6 million was in prepayment of a 10-year technology licensing agreement. This prepayment is being amortized into income over the term of the license on a straight-line basis. CE IPG revenues in the CE Licensing Segment in 2003 and 2002 included $13.0 million in each period, recognized in connection with this agreement. Additionally, CE IPG revenues included $4.1 million in both 2003 and 2002 related to amortization of deferred revenue balances from other licensing prepayments. At December 31, 2003, an aggregate of $114.5 million of deferred CE IPG revenues remained to be recognized over the remaining terms of the underlying agreements.

License fees from DSS set-top box suppliers were $28.3 million in 2003, an increase of $20.1 million compared to 2002. The increase reflects the signing of new license agreements in 2003 and was affected by settlement amounts from licensees for prior service periods. DSS revenues in 2003 and 2002 included settlement amounts of $13.5 million and $(6.7) million, respectively. In the second quarter of 2002, we provided promotional discounts and incentives of $6.7 million to Thomson in order to encourage the use of our products and the incorporation of our intellectual property into Thomson manufactured products. The $6.7 million paid to Thomson was netted against revenue in the second quarter of 2002. Such amount was considered to be one-time in nature and is therefore included in settlement amounts discussed above. Shipments of DSS set-top boxes decreased by less than 1% in 2003 compared with 2002. Beginning in 2004, we expect significant declines in the DSS revenues recognized by the CE Licensing Segment as a result of our agreement with DirecTV. Under that agreement, DSS revenues will no longer be collected from manufacturers of DirecTV’s set-top boxes, but instead will be paid by DirecTV to TV Guide Interactive in the Cable and Satellite Segment on a recurring revenue model based initially on new subscribers.

As part of the multi-year licensing agreement signed with Thomson on June 6, 2003, the parties settled all past obligations between the two companies, including a resolution of all outstanding arbitration and litigation. The agreement also resolved outstanding payments due for the second quarter of 2003 and certain other prior service periods related to our IPG technology and licensing of patents in our DSS business. Revenue recognized in the CE Licensing Segment in 2003 relating to this agreement was $18.8 million, of which $7.5 million was non-cash and related to the reversal of certain liabilities established in prior periods. In addition, a bad debt recovery of $4.8 million also resulted from this agreement with Thomson. Of the $18.8 million of revenue recognized in 2003, $9.9 million was related to prior service periods. In the near term, future revenues from Thomson are expected to be lower in total under the terms of the new agreement compared to the prior agreement, primarily for products incorporating CE IPG technology. Whereas the prior agreement specified a fixed annual net licensing fee of $8.0 million, the new agreement bases licensing revenues on a sliding scale of per-unit fees tied to the cumulative number of units shipped. In addition, there is no minimum on the number of units required to be incorporated with our technology under the new agreement.

Operating expenses in this segment were $74.0 million for 2003, a decrease of $15.4 million, or 17.2%, when compared to 2002. The decrease in segment expenses for 2003 over the corresponding prior year period was primarily due to a $13.1 million decrease in bad debt expense due to the recovery in 2003 of amounts reserved in the prior year and due to decreases in various other general and administrative expenses.

Corporate Segment

The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs. In 2003, operating expenses in this segment were $169.5 million, an increase of $65.5 million when compared to the same period in 2002. The increase was primarily due to accrued expenses in 2003 of $75.2 million for litigation settlements and other contingent matters, and increased insurance premiums, legal expenses, expenses related to the resolution of legal issues with a former executive of a Company subsidiary, and various other general and administrative expenses. Such increases were offset by termination fees totaling $29.4 million that were expensed in 2002 associated with the November 2002 management and corporate governance restructuring and a $5.1 million decrease in audit fees during 2003 compared with 2002. In 2002, we recorded a loss contingency of $5.7 million related to a settlement with the Department of Justice and severance costs of $5.0 million associated with the separation of a former executive from the Company.

Liquidity and Capital Resources

As of December 31, 2003, our cash, cash equivalents and marketable securities were $262.3 million. In addition, we have $37.5 million in a segregated account designated as restricted cash pursuant to the November 2002 management restructuring agreement. In 2003, we repaid $115.4 million in debt and capital lease obligations, which resulted in aggregate outstanding debt and capital lease obligations, both short-term and long-term, at December 31, 2003 of $140.8 million. At December 31 2003, cash, cash equivalents and marketable securities (excluding the $37.5 million of restricted cash) exceeded debt and capital lease obligations by $121.4 million. During 2003, we paid $3.2 million in connection with a termination and release agreement with Fantasy Sports Properties, Inc., $4.5 million to settle legal issues with a former executive of a Company subsidiary, and previously settled and accrued obligations of $39.5 million and $5.7 million to DIVA and the Department of Justice, respectively. We received $28.8 million from the exercise of stock options, including $28.7 million relating to the exercise of 9.7 million options by certain of the Company’s former executives. In addition, we received an income tax refund of $16.1 million during 2003.

Based on past performance and future expectations, we believe that the anticipated cash flows from operations, and existing cash, cash equivalents and marketable securities balances will be sufficient to satisfy our expected working capital, capital expenditure and debt service requirements in the foreseeable future. Our revolving credit facility is scheduled to expire in February 2005 and we expect to explore financing alternatives to the credit facility during 2004. Outstanding borrowings under the facility were $138.4 million at December 31, 2003.

Net cash flows from operating activities were $5.6 million in 2003 compared to $106.8 million generated in 2002. The decrease was primarily due to a decline in revenues attributable to continuing losses in TV Guide magazine’s paid circulation and SNG’s C-band subscriber base, a $20.1 million investment in 2003 to relaunch the magazine, payments totaling $48.4 million to DIVA, Fantasy Sports Properties, Inc. and the Department of Justice, combined with greater cash flows in 2002 from the liquidation of receivables in connection with our exit from the magazine wholesale distribution business. In addition, the Company paid $5.4 million during 2003 in previously accrued audit fees.

Net cash flows used in investing activities were $7.6 million in 2003 compared to net cash flows from investing activities of $53.1 million generated in 2002. The decrease was primarily due to reduced proceeds from sales and maturities of marketable securities, net of purchases. We hold a warrant, which expires in May 2004, to purchase additional common shares of Youbet.com, Inc. for an aggregate exercise price of approximately $36.5 million. The warrant allows the purchase of common shares that, when aggregated with shares previously purchased through exercise of an initial warrant, equal 51% of the equity of Youbet.com, Inc. If we give notice that we will not exercise or transfer the warrant before April 1, 2004, we will receive one million shares of Youbet.com, Inc. common stock.

Net cash flows used in financing activities were $91.7 million in 2003 compared to $157.7 million in 2002. The decrease was primarily due to the repurchase of 6.9 million shares of our outstanding common stock for $63.4 million during 2002. There was no such repurchase program in 2003. Additionally, the decrease was due to a decline in distributions to minority interests of $13.5 million and a $27.5 million increase in proceeds from the exercise of stock options, offset by an increase of $38.3 million in principal payments under our credit facilities.

Our wholly owned subsidiary, TV Guide, Inc., has a $254.5 million six-year revolving credit facility (“Revolving Facility”), which expires in February 2005. Outstanding borrowings under the Revolving Facility at December 31, 2003 and 2002 were $138.4 million for both periods. TV Guide also had an outstanding letter of credit issued under the Revolving Facility of $1.0 million for those same periods. As of December 31, 2003, TV Guide had available borrowing capacity under the Revolving Facility of $115.1 million.

Borrowings under the Revolving Facility bear interest (1.89% at December 31, 2003) either at the banks’ prime rate or LIBOR, at our option, plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the loan documents. We pay our lenders a quarterly commitment fee of 0.125% on the unborrowed portion of the commitment under the Revolving Facility when outstanding borrowings are 50% or less of the total Revolving Facility commitment. In addition, we pay a quarterly facility fee on the total Revolving Facility commitment. The facility fee percentage (0.25% at December 31, 2003) is based on a sliding scale tied to TV Guide’s leverage ratio. The Revolving Facility is guaranteed by Gemstar and by certain subsidiaries of TV Guide, and the ownership interest of certain TV Guide subsidiaries is pledged as collateral. In addition, 79%, or $27.8 million at December 31, 2003, of the cash and marketable securities balances of SNG is subject to a lien pursuant to the terms of the Revolving Facility. The Revolving Facility terms also restrict TV Guide’s ability to pay dividends. This restriction does not apply to our ability to pay dividends. In addition, TV Guide is required to maintain certain financial covenants. As of December 31, 2003, TV Guide was in compliance with these covenants. The Revolving Facility terms also restrict the transfer of assets by TV Guide to the Company.

During 2002, we determined and disclosed that TV Guide may have been unable to maintain compliance with a financial covenant in its Revolving Facility and Term Loan (collectively, the “Facilities”) in the succeeding 12 months that requires it to maintain a minimum ratio of EBITDA to fixed charges, as defined in the loan documents. Accordingly, effective June 19, 2003, TV Guide and its lenders amended the Facilities to, among other things, allow for a $25.0 million prepayment of the Term Loan, which was paid in June 2003, to be deducted from the calculation of fixed charges. We made an additional $20.5 million prepayment on the Term Loan in December 2003, which further reduced fixed charges and the amount available under the Revolving Facility. As a result, the Term Loan was paid in full. We believe that our current financial liquidity position gives us adequate flexibility to refinance the Revolving Facility or seek other alternatives if we determine that we may be unable to maintain compliance with the financial covenants in the future.

We are a party to a loan guaranty to assist a key printing services supplier in obtaining a line of credit and term loans with a bank. The loans permitted the printer to continue providing services to TV Guide magazine. Our maximum exposure under this guaranty at December 31, 2003 was $4.4 million.

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

We collect in advance a majority of our TV Guide magazine subscription fees, SNG subscription fees and certain of UVTV’s superstation revenues. In addition, we receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in current portion of deferred revenue and deferred revenue, less current portion on the consolidated balance sheets. As of December 31, 2003, current and long-term deferred revenue totaled $323.2 million. Our liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. Our liability for other prepayments is limited to a refund of unearned prepayments in the event that we are unable to provide service. No material refunds have been paid to date.

The following is a summary of our future minimum payments under certain contractual obligations as of December 31, 2003 (in millions):

	Payments due by period
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Revolving Facility	$138.4	$—	$138.4	$—	$—	$—	$—
Capital Leases	2.0	2.0	—	—	—	—	—
Operating Leases	65.8	22.7	13.2	8.9	7.9	6.8	6.3
Purchase Obligations	48.0	20.0	11.2	11.1	5.7	—	—
Other	0.5	0.2	—	—	—	—	0.3

Total	$254.7	$44.9	$162.8	$20.0	$13.6	$6.8	$6.6

We recently reached an agreement to settle the consolidated shareholder class action lawsuits pending in the U.S. District Court for the Central District of California, subject to court approval and notice to the class. Charges in the suits relate to certain accounting practices and financial reporting under former management. Under the agreement, we will pay a total settlement amount of $67.5 million in cash and stock. Pursuant to this agreement and other contingent matters, accruals for loss contingencies at December 31, 2003 totaled $81.7 million. Liabilities related to contingent matters at December 31, 2002 were $7.3 million. The settlement described above does not resolve the related shareholder derivative suits or the non-consolidated securities fraud cases still pending against us.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires variable interest entities (commonly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 became effective immediately for variable interest entities created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 have been delayed until March 31, 2004. A final determination regarding the impact of the provisions of FIN 46 will be reflected in our financial statements as of March 31, 2004.

The effective date of certain elements of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement 150”), has been delayed indefinitely by the FASB. These elements of Statement 150 require that noncontrolling interests in limited-life subsidiaries be classified as liabilities. As a result of this indefinite delay, we have not adopted these elements of Statement 150. We have adopted the other elements of Statement 150, for which the effective date was not delayed. Currently, we do not expect that the adoption of the remaining elements of Statement 150 will have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt issued under TV Guide’s $254.5 million six-year revolving credit facility. We have not used derivative financial instruments in our investment portfolio or to hedge for interest rate fluctuations on our debt. We invest a majority of our excess cash in money market funds maintained with several high-credit quality financial institutions. We also invest in debt instruments of the U.S. government and its agencies and high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in fixed rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in fair value due to changes in interest rates. Because the interest rate on the credit facility is variable based upon the banks’ prime rate or LIBOR, our interest expense and cash flow are impacted by interest rate fluctuations. At December 31, 2003, outstanding borrowings under the revolving credit facility were $138.4 million. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $1.4 million in interest expense and a corresponding decrease or increase of $1.4 million in our operating cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2003 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation. As described in “Certain Risks Affecting Business, Operating Results and Financial Condition,” we do not have a comprehensive disaster recovery plan or back-up system, or fully redundant systems for some of our critical operations, and a disaster could severely damage our operations. We are currently developing such a plan and expect to make incremental progress in implementing business continuity and disaster recovery plans during 2004.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding Directors and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2003. The information regarding Executive Officers appears under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K and is also incorporated by reference in this section.

We have Standards of Business Conduct, which are applicable to all of our directors and employees. In addition, the Board of Directors approved a separate Code of Ethics, which contains provisions specifically applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on our Investor Relations website (http://ir.gemstartvguide.com). We intend to post any amendments to or waivers from our Code of Ethics applicable to our chief executive officer, principal financial officer or principal accounting officer at this location on our website.

ITEM 11. EXECUTIVE COMPENSATION.

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2003.

ITEM 14. AUDIT FEES.

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2003.

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

(b) Reports on Form 8-K

The following reports of Form 8-K were filed during the fourth quarter of 2003:

The Company filed a report on Form 8-K under Item 12 on November 13, 2003, announcing earnings for the three months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.
(Registrant)

Date: March 2, 2004	By:	/s/ Jeff Shell
Jeff Shell
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 2, 2004	By:	/s/ Brian D. Urban
Brian D. Urban
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on March 31, 2004 in the capacities indicated.

Signatures	Title

/s/ Jeff Shell Jeff Shell	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Brian D. Urban Brian D. Urban	Chief Financial Officer (Principal Financial Officer)

/s/ Lester Sussman Lester Sussman	Principal Accounting Officer

Peter Chernin	Director

/s/ David F. DeVoe David F. DeVoe	Director

/s/ Nicholas Donatiello, Jr. Nicholas Donatiello, Jr.	Director

/s/ Perry Lerner Perry Lerner	Director

/s/ James E. Meyer James E. Meyer	Director

/s/ Lachlan K. Murdoch Lachlan K. Murdoch	Director

/s/ K. Rupert Murdoch K. Rupert Murdoch	Director

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

All schedules for annual reports filed on Form 10-K are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Gemstar-TV Guide International, Inc.

We have audited the accompanying consolidated balance sheets of Gemstar-TV Guide International, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gemstar-TV Guide International, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142.

Ernst & Young LLP

Los Angeles, California

February 23, 2004, except for items c., d. and e. of

Note 19, as to which the date is March 2, 2004

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$257,360	$350,262
Restricted cash	37,546	37,068
Marketable securities	4,897	11,456
Receivables, net	131,531	152,522
Deferred tax assets, net	21,175	41,438
Other current assets	26,884	25,202

Total current assets	479,393	617,948
Property and equipment, net	51,115	60,334
Indefinite-lived intangible assets	125,673	316,273
Finite-lived intangible assets, net	180,860	347,551
Goodwill	380,070	589,845
Income taxes receivable	69,329	89,770
Other assets	47,729	67,453

	$1,334,169	$2,089,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$275,926	$292,427
Current portion of long-term debt and capital lease obligations	2,104	92,348
Current portion of deferred revenue	186,147	219,417

Total current liabilities	464,177	604,192
Deferred tax liabilities, net	156,645	210,219
Long-term debt and capital lease obligations, less current portion	138,736	163,861
Deferred revenue, less current portion	137,047	163,584
Other liabilities	61,591	52,848
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 150,000 shares, none issued	—	—
Common stock, par value $.01 per share; authorized 2,350,000 shares; 427,864 shares issued and 417,845 shares outstanding at December 31, 2003; 418,175 shares issued and 408,156 shares outstanding at December 31, 2002	4,279	4,182
Additional paid-in capital	8,452,702	8,422,797
Accumulated deficit	(7,983,239)	(7,405,841)
Accumulated other comprehensive income, net of tax	743	4,204
Unearned compensation	(246)	(32,606)
Treasury stock, at cost; 10,019 shares at December 31, 2003 and 2002	(98,266)	(98,266)

Total stockholders’ equity	375,973	894,470

	$1,334,169	$2,089,174

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Revenues:
Publishing	$425,914	$475,242	$540,909
Cable and satellite	338,846	405,988	469,096
Consumer electronics licensing	113,892	120,161	149,167

	878,652	1,001,391	1,159,172

Operating expenses:
Publishing	417,738	450,686	430,953
Cable and satellite	219,132	237,572	319,148
Consumer electronics licensing	74,035	89,423	96,940
Corporate	169,486	104,026	44,567

Operating expenses, exclusive of expenses shown below	880,391	881,707	891,608
Stock compensation	33,551	23,965	46,538
Depreciation and amortization	172,940	356,354	940,670
Impairment of intangible assets	416,481	2,446,836	10,800

	1,503,363	3,708,862	1,889,616

Operating loss	(624,711)	(2,707,471)	(730,444)
Interest expense	(6,164)	(9,839)	(27,375)
Loss on debt extinguishment	—	—	(3,331)
Other expense, net	(3,105)	(106,931)	(168,171)

Loss before income taxes and cumulative effect of an accounting change	(633,980)	(2,824,241)	(929,321)
Income tax benefit	(56,582)	(589,103)	(178,645)

Loss before cumulative effect of an accounting change	(577,398)	(2,235,138)	(750,676)
Cumulative effect of an accounting change, net of tax	—	(4,188,037)	—

Net loss	$(577,398)	$(6,423,175)	$(750,676)

Basic and diluted loss per share:
Loss before cumulative effect of an accounting change	$(1.41)	$(5.44)	$(1.82)
Cumulative effect of an accounting change, net of taxes	—	(10.20)	—

Net loss	$(1.41)	$(15.64)	$(1.82)

Weighted average shares outstanding—basic and diluted	410,265	410,610	412,389

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Unearned Compensation	Treasury stock		Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2000	413,749	$4,137	$8,318,099	$(231,990)	$29,337	$(71,726)	(2,789)	$(28,439)	$8,019,418
Comprehensive loss:
Net loss	—	—	—	(750,676)	—	—	—	—	(750,676)
Unrealized losses on marketable securities	—	—	—	—	(3,834)	—	—	—	(3,834)
Foreign currency translation adjustments	—	—	—	—	(492)	—	—	—	(492)

Total comprehensive loss									(755,002)
Exercise of stock options	3,377	34	20,239	—	—	—	—	—	20,273
Tax benefit associated with stock options	—	—	21,580	—	—	—	—	—	21,580
Issuance of common stock for acquisition	741	8	27,843	—	—	—	—	—	27,851
Amortization of unearned compensation	—	—	—	—	—	46,538	—	—	46,538
Purchase of treasury stock	—	—	—	—	—	—	(330)	(6,404)	(6,404)

Balances at December 31, 2001	417,867	4,179	8,387,761	(982,666)	25,011	(25,188)	(3,119)	(34,843)	7,374,254
Comprehensive loss:
Net loss	—	—	—	(6,423,175)	—	—	—	—	(6,423,175)
Unrealized losses on marketable securities	—	—	—	—	(20,901)	—	—	—	(20,901)
Foreign currency translation adjustments	—	—	—	—	94	—	—	—	94

Total comprehensive loss									(6,443,982)
Exercise of stock options	308	3	1,267	—	—	—	—	—	1,270
Tax benefit associated with stock options	—	—	1,651	—	—	—	—	—	1,651
Unearned compensation	—	—	32,118	—	—	(31,383)	—	—	735
Amortization of unearned compensation	—	—	—	—	—	23,965	—	—	23,965
Purchase of treasury stock	—	—	—	—	—	—	(6,900)	(63,423)	(63,423)

Balances at December 31, 2002	418,175	4,182	8,422,797	(7,405,841)	4,204	(32,606)	(10,019)	(98,266)	894,470
Comprehensive loss:
Net loss	—	—	—	(577,398)	—	—	—	—	(577,398)
Unrealized losses on marketable securities	—	—	—	—	(4,713)	—	—	—	(4,713)
Foreign currency translation adjustments	—	—	—	—	1,252	—	—	—	1,252

Total comprehensive loss									(580,859)
Exercise of stock options	9,689	97	28,714	—	—	—	—	—	28,811
Unearned compensation	—	—	(32,876)	—	—	32,876	—	—	—
Stock compensation expense	—	—	34,067	—	—	(516)	—	—	33,551

Balances at December 31, 2003	427,864	$4,279	$8,452,702	$(7,983,239)	$743	$(246)	(10,019)	$(98,266)	$375,973

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(577,398)	$(6,423,175)	$(750,676)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of an accounting change, net of tax	—	4,188,037	—
Depreciation and amortization	172,940	356,354	940,670
Deferred income taxes	(52,817)	(640,981)	(158,456)
Tax benefit associated with stock options	—	1,651	21,580
Stock compensation expense	33,551	23,965	46,538
Impairment of intangible assets	416,481	2,446,836	10,800
Accretion of discount on note receivable	(2,972)	(4,106)	(3,701)
Investment write-downs	—	50,696	154,701
Transfer to restricted cash	—	(37,068)	—
Other	112	6,765	—
Changes in operating assets and liabilities:
Receivables	25,705	137,541	(24,161)
Other assets	37,254	(95,932)	4,919
Accounts payable, accrued liabilities and other liabilities	12,541	159,978	(117,922)
Deferred revenue	(59,807)	(63,781)	(6,028)

Net cash provided by operating activities	5,590	106,780	118,264

Cash flows from investing activities:
Investments and acquisitions	—	(2,077)	(23,519)
Cash acquired in acquisitions	—	—	2,361
Purchases of marketable securities	(4,635)	(45,840)	(104,388)
Sales and maturities of marketable securities	12,811	114,414	112,061
Proceeds from sale of assets	848	16	107,011
Additions to property and equipment	(16,159)	(9,722)	(17,135)
Other	(493)	(3,703)	(3,187)

Net cash (used in) provided by investing activities	(7,628)	53,088	73,204

Cash flows from financing activities:
Repayments of long-term debt	(113,000)	(75,000)	(249,750)
Repayment of senior subordinated notes	—	—	(71,134)
Repayments of capital lease obligations	(2,369)	(2,021)	(2,674)
Purchase of treasury stock	—	(63,423)	(6,404)
Proceeds from exercise of stock options	28,811	1,270	20,273
Distributions to minority interests	(5,097)	(18,555)	(19,269)

Net cash used in financing activities	(91,655)	(157,729)	(328,958)

Effect of exchange rate changes on cash and cash equivalents	791	(1,127)	(322)

Net (decrease) increase in cash and cash equivalents	(92,902)	1,012	(137,812)
Cash and cash equivalents at beginning of period	350,262	349,250	487,062

Cash and cash equivalents at end of period	$257,360	$350,262	$349,250

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$12,235	$64,479	$91,161
Cash paid for interest	5,641	15,850	31,169

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

Effective January 1, 2003, the Company restructured its businesses into four groups that also represent its reportable business segments. Segments are now organized along three industry lines in addition to a segment comprising certain corporate functions and related expenses. The Publishing Segment consists of the Company’s print and electronic publishing units and websites including TV Guide magazine and Gemstar eBook brands, as well as TV Guide Online and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups. The Cable and Satellite Segment offers products, services and technologies to consumers and service providers in the cable and satellite industry. The business units in this segment include TV Guide Channel, TV Guide Interactive, TVG Network, Superstar/Netlink Group (“SNG”), UVTV, SpaceCom and several other smaller related businesses. The Consumer Electronics Licensing (“CE Licensing”) Segment licenses video recording technology currently marketed under the VCR Plus+ system brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, under the GUIDE Plus+ brand in Europe and under the G-GUIDE brand in Asia. This segment also licensed intellectual property to manufacturers of set-top boxes for the digital satellite system (“DSS”) industry and continues to license its intellectual property to interactive television software providers and program listings providers in the online, personal computer and other non-television businesses. As a result of an agreement with DirecTV, the Company will no longer collect one-time license fees from manufacturers of DirecTV’s set-top boxes, but instead will be paid by DirecTV on a recurring revenue model based initially on new subscribers. Revenues paid by DirecTV will be recognized by the Cable and Satellite Segment. In addition, the CE Licensing Segment is responsible for the sale of advertising carried on the IPGs that are displayed in CE products and incurs costs associated with patent prosecution and certain litigation. The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned or majority owned subsidiaries and entities in which it has a controlling financial interest and exercises control over operations (collectively, “Subsidiaries”). All material intercompany balances and transactions have been eliminated in consolidation. The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to December 31 for its TV Guide magazine and related businesses. Fiscal years 2001 through 2003 comprised 52-week periods.

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

The Company discontinues recognizing its share of net losses of the investee when the investment balance is reduced to zero and no additional funding is required. If the investee subsequently reports net income, the Company will resume recognizing its share of net income only after its share of that net income equals the share of net losses not recognized.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to revenue recognition, allowances for doubtful accounts, establishing the fair value of tangible and intangible assets and liabilities and the allocation thereof in purchase accounting for purchase business combinations, determining whether other than temporary declines in the fair value of our investments exist, impairment of goodwill and other indefinite-lived identifiable intangibles and long-lived assets, accruals for litigation and other contingencies, depreciation and amortization, and income taxes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash represents funds placed in a segregated account on behalf of the Company’s former Chief Executive Officer and Chief Financial Officer under the terms of agreements executed in November 2002. (See Note 14.)

Marketable Securities

Marketable securities include equity investments and corporate debt securities. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The Company’s marketable securities are reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, marketable securities and trade receivables. The Company currently invests the majority of its cash in money market funds and maintains them with several financial institutions with high credit ratings. The Company also invests in debt instruments of the U.S. government and its agencies and corporate issuers with high credit ratings. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has not experienced any credit losses on its cash, cash equivalents or marketable securities.

There is a concentration of credit risk associated with wholesale distributors of print products and consumer electronics which may be affected by changes in economic and industry conditions. Concentration of credit risk with respect to advertising and programming trade receivables is limited since a substantial number of the Company’s customers pay in advance, provide for the receipt of funds prior to service being rendered, or provide letters of credit as security. For other customers, revenue recognition is discontinued and in certain instances service is terminated in the event payment is not received within 30 to 60 days of service.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Assets acquired under capital lease arrangements are recorded at the present value of the minimum lease payments and are amortized over the shorter of the lease term or useful life of the leased asset. Estimated useful lives are as follows:

Machinery and equipment	2 to 25 years
Transponders under capital leases	12 years
Buildings and improvements	1 to 39 years

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“Statement 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under Statement 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. The Company utilizes a third party valuation expert to assess the fair values of the reporting units and individual indefinite-lived intangible assets. (See Note 4.) The Company’s reporting units represent components of its operating segments, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Intangible assets that are deemed to have finite useful lives are recorded at cost and amortized using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of such intangibles are as follows:

Customer lists	3 to 5 years
Contracts	5 to 10 years
Patents and other intangible assets	3 to 15 years

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of, Excluding Goodwill and Indefinite-Lived Intangible Assets

Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), which excludes goodwill and other indefinite-lived intangible assets from its scope, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment recognized is the difference between the fair value of the asset and its carrying amount. The Company utilizes the assistance of third party valuation experts to assess the fair value of its significant long-lived assets. (See Note 4.)

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net loss would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
Net loss:
As reported	$(577,398)	$(6,423,175)	$(750,676)
Add: Stock-based compensation cost included in reported net loss, net of related tax effects	20,298	14,499	28,155
Less: Stock-based compensation cost, net of related tax effects	(12,663)	(22,073)	(65,287)

Pro forma	$(569,763)	$(6,430,749)	$(787,808)

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

Accounting for Stock Options (continued)

	Year ended December 31,
	2003	2002	2001
Basic and diluted loss per share:
As reported	$(1.41)	$(15.64)	$(1.82)
Pro forma	(1.39)	(15.66)	(1.91)

Because additional option grants are expected to be made each year, the above pro forma disclosures are not likely to be representative of pro forma effects on reported results for future years.

The per share weighted-average fair value of stock options granted during the years ended December 31, 2003, 2002 and 2001, was $2.89, $9.03 and $31.04, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2003	2002	2001
Risk-free interest rate	3.8%	4.6%	5.2%
Expected volatility	83%	82%	76%
Expected life (years)	10.0	10.0	9.4
Expected dividend yield	—%	—%	—%

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) at December 31, 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Unrealized gains on marketable securities (net of tax of $2,800 in 2002)	$51	$4,764
Foreign currency translation adjustments (net of tax of $419 in 2003 and $(373) in 2002)	692	(560)

Total	$743	$4,204

Foreign Currency Translation

The financial statements of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the average exchange rate for the period for income and expense items. Gains and losses resulting from translation are accumulated as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity until the investment in the foreign entity is sold or liquidated. The Company’s transactions predominantly occur in U.S. dollars.

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

Revenue Recognition

General

The Company has followed the guidance of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) since its effective date of December 2003 and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple

Deliverables since its effective date of June 2003, for revenue recognition and analogizes to the guidance in SOP 97-2, Software Revenue Recognition (“SOP 97-2”). Previously the Company followed SOP 97-2 and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Under this guidance, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

General (continued)

EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), which is effective for periods commencing after December 31, 2001, clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement fees. As a result of the EITF consensus, certain of the Company’s cooperative advertising and product placement costs have been reflected as a reduction of revenues earned from that activity.

License Fees

The Company licenses its proprietary technologies to consumer electronics manufacturers and to service providers (including cable multiple system operators (“MSOs”) and other owners and operators of cable television systems, telephone networks, Internet service providers, Internet websites, direct-to-home broadcast satellite providers, wireless systems and other multi-channel video programming distributors). It is the Company’s normal practice to enter into written agreements with its customers. The Company generally recognizes such license fees based on a per unit shipped model (with consumer electronics manufacturers) or a per subscriber model (with service providers). The Company’s recognition of revenues from per unit license fees is based on units reported shipped in the period by the manufacturers. Revenues from per subscriber fees are recognized in the period services are provided by a licensee, as reported to us by the licensee. In certain instances, manufacturers prepay license fees for a guaranteed minimum number of unit shipments over a specified period. Revenues are recognized when the manufacturers report the number of units shipped. If any portion of the prepayment remains at the end of the period, it is recognized as revenue in the final month of the period. Fees for shipments in excess of the minimum are recognized in the period the manufacturers report the units shipped. See Multiple-Element Arrangements below.

Revenues from annual and other license fees are recognized based on the specific terms of the license agreements. For instance, the Company has arrangements under which substantial flat fees are paid upfront in addition to ongoing per-unit license fees. In such cases, the prepaid fees are deferred and recognized as revenue on a straight-line basis over the term of the agreement. In certain cases, the Company will license its technology for an unlimited number of units over a specified period of time and for which it has continuing obligations. The Company records the fees associated with these arrangements on a straight-line basis over the specified term. In addition, the Company has licensing arrangements with MSOs under which it shares a portion of the interactive platform advertising revenue that the Company generates through the MSO. In some cases, the Company guarantees that a substantial portion of the MSO’s license fees will be reimbursed through its ad-sharing obligation to the MSOs. To the extent the ad-sharing fees are not sufficient to meet these guarantees, the Company is obligated to purchase advertising on the MSO’s platform. Because the license fee is not fixed nor determinable until resolution of the sharing or advertising buyback, which is typically settled quarterly, the advertising buyback guarantees and advertising sharing are netted against the license fees so that only a net license fee amount is recognized.

From time to time, the license agreement between the Company and a licensee may expire. While a new license agreement is being negotiated, the licensee may continue to ship the same units or the same services may continue to be deployed which utilize the Company’s patented or proprietary technologies and the licensee continues to report units shipped or subscriber information on a periodic basis. License and subscriber fees may continue to be received at the old contract rates and on a timely basis. In such cases, the Company continues to recognize license and subscriber fee revenue. However, revenue is not recognized when collection is not reasonably assured and in no case when payment is not received for greater than 90 days.

Programming Services

The Company operates a cable network, TV Guide Channel, and a C-band satellite program provider, SNG, from which it earns monthly per subscriber fees from MSOs and subscribing C-band households, respectively. The Company recognizes revenue in the month the services are provided. Payments received in advance for subscription services are deferred until the month earned, at which time revenue is recognized. The Company’s liability is limited to the unearned prepayments in the event that the Company is unable to provide service. In addition, the Company has entered into an agreement with a satellite provider to convert existing SNG customers to this other service provider. The agreement requires a nonrefundable upfront payment as well as a per subscriber conversion fee and a residual monthly fee. The Company recognizes the upfront payment on a straight-line basis over the term of the contract and the other fees at the later of the date the conversion occurs or the refund obligations lapse.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company enters into transactions that exchange advertising for advertising. Such transactions are recorded at the estimated fair value of the advertising received or given in accordance with the provisions of EITF 99-17, “Accounting for Advertising Barter Transactions.” In addition, the Company enters into transactions that exchange advertising for products and services, which are accounted for similarly. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Barter transactions are not material to the Company’s consolidated statement of operations for all periods presented.

Merchandise Sales and Placement Fees

In connection with the Company’s SkyMall and eBook operations, the Company recognizes merchandise sales in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent and in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. When the Company is acting as a principal, revenue is recognized upon delivery of product to its customers either by the Company or participating merchants, net of estimated returns and allowances. When the Company is acting as an agent, only the net margin on the sale is reported as revenue. Placement fees represent amounts paid to the Company by participating merchants for inclusion of their products in the Company’s media channels. Placement fee revenue is recognized on a straight-line basis over the circulation period of the media channel, generally three months. The Company records shipping and handling fees as a component of revenue and their related costs in operating expenses.

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

For multiple-element arrangements the Company follows the guidance contained in EITF 00-21 and SAB 104 subsequent to their adoption dates. Prior to those dates the Company followed SAB 101: Frequently Asked Questions and Answers (“SAB 101 FAQ”) and the guidance contained in SOP 97-2. Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting where the delivered item has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered item. Consideration is allocated among the separate units of accounting based on their relative fair values.

Through December 31, 2003, in all instances in which IPG advertising has been part of a multiple-element transaction, no revenue has been allocated to IPG advertising for accounting purposes, and all revenue has been allocated to other elements of the transaction.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

Research and Development Costs

Research and development costs relate to the design, development and testing of new systems, applications and technologies, and are charged to expense as incurred. Research and development costs of $27.0 million, $27.4 million and $31.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, are included in operating expenses.

Advertising Costs

Advertising costs are charged to expense as incurred and totaled $59.2 million, $42.2 million and $41.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Advertising costs are included in operating expenses.

Patent Prosecution and Litigation Costs

The Company’s accounting policy with respect to patent prosecution and litigation costs incurred to protect and enforce the Company’s intellectual property rights is to expense such costs as incurred. Patent prosecution and litigation costs of $37.7 million, $44.3 million and $45.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, are included in operating expenses.

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded, if necessary, to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in periods in which such effect is dilutive. Diluted loss per share for the years ended December 31, 2003, 2002 and 2001 is computed using only the weighted average number of common shares outstanding during the period, as the inclusion of 4.3 million, 12.9 million and 38.3 million, respectively, of stock options would have been antidilutive.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires variable interest entities (commonly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 became effective immediately for variable interest entities created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 have been delayed until March 31, 2004. A final determination regarding the impact of the provisions of FIN 46 will be reflected in the Company’s financial statements as of March 31, 2004.

The effective date of certain elements of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement 150”), has been delayed indefinitely by the FASB. These elements of Statement 150 require that noncontrolling interests in limited-life subsidiaries be classified as liabilities. As a result of this indefinite delay, the Company has not adopted these elements of Statement 150. The Company has adopted the other elements of Statement 150, for which the effective date was not delayed. Currently, the Company does not expect that the adoption of the remaining elements of Statement 150 will have a material impact on its financial position or results of operations.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to prior year financial information to conform with the current period presentation.

(2) Acquisitions and Dispositions

TV Guide—Purchase Reserves

In 2003, approximately $1.6 million ($1.2 million in third-party contract termination costs and $423,000 in separation costs) has been charged against the reserve for third-party contract termination and separation costs included in the purchase price allocation from the acquisition of TV Guide, Inc. (“TV Guide”) in 2000. The reserve had an outstanding balance of $2.0 million at December 31, 2002. The Company determined that the remaining reserve would not be expended in future periods and, accordingly, reclassified the outstanding balance at December 31, 2003 as an offset to operating expenses.

WGN Superstation Transaction

In April 2001, the Company sold the business that distributes the WGN Superstation signal for $106.0 million in cash. Concurrent with this transaction, the Company received a $100.0 million advertising commitment over a six-year period for the magazine and its other platforms from the acquirer pursuant to which the Company will be required to run advertising until 2007. The WGN Superstation signal distribution business was originally acquired in July 2000, as a part of the acquisition of TV Guide. Because the April 2001 transaction included the sale of assets and an advertising revenue commitment, this multiple-element transaction was covered by both Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and the Company’s revenue recognition policy on multiple-element arrangements.

The terms of the $100.0 million advertising agreement provided that the distribution of advertising across the Company’s advertising platforms is at the Company’s discretion, except that at least 15% of the advertising had to be in print. Due to a lack of comparable stand-alone sales on which to compute a fair value for advertising on the IPG advertising platform, the Company determined that none of the consideration in the multiple element arrangement should be allocated to IPG advertising. Instead, the consideration was allocated to those elements of the transaction that could be valued objectively. These elements were the commitment to provide print advertising in TV Guide magazine and the sale of the WGN Superstation distribution business.

The Company determined there was sufficient objectively verifiable evidence to value the print advertising element in view of the 50-year history of TV Guide magazine. The Company determined the fair value of the 15% print advertising commitment based on the magazine’s standard rate card less a discount of approximately 35%, the discount level that large cable networks receive from TV Guide for similar advertising purchases.

While a precise value could not be determined for the WGN Superstation distribution business, the Company estimated the value by applying a multiple of seven to eight times adjusted EBITDA, which the Company believed to be a reasonable valuation multiple based on market conditions at that time.

As a result, $9.8 million was ascribed to the magazine advertising element, which is being recognized as the advertising is run. The remainder of the value ($75.5 million on a discounted basis) was ascribed to the book value of the assets sold and $14.7 million is being recognized as interest income over the six-year contract term. During the years ended December 31, 2003, 2002 and 2001, the Company recorded interest income related to this transaction of $3.0 million, $4.1 million and $3.7 million, respectively. At December 31, 2003, the Company had a receivable related to this transaction of $41.2 million, of which the current portion, or $11.9 million, is included in receivables, net and the non-current portion, $29.3 million, is included in other assets on the consolidated balance sheet. During the years ended December 31, 2003, 2002 and 2001, the Company recognized approximately $2.9 million, $2.7 million and $224,000 of advertising revenue, respectively, under the advertising commitment.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) Acquisitions and Dispositions (continued)

Gemstar eBook Operations - Shutdown

In June 2003, the Company adopted a plan to scale back and eventually shut down the operations of its electronic book (“eBook”) subsidiaries. The Company expensed exit costs of approximately $1.9 million, primarily for employee severance payments, in the year ended December 31, 2003, which are included in operating expenses. The Company does not expect to record any significant revenues or expenses related to its eBook business after 2003.

(3) Selected Balance Sheet Accounts

Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale marketable securities by major security type and class of security as of December 31, 2003 and 2002, were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
As of December 31, 2003:
Available-for-sale:
Corporate debt securities	$4,846	$51	$—	$4,897

As of December 31, 2002:
Available-for-sale:
Corporate debt securities	$4,962	$52	$—	$5,014
Equity securities	5,419	1,736	(713)	6,442

	$10,381	$1,788	$(713)	$11,456

During the years ended December 31, 2003 and 2002 the Company sold securities generating proceeds of $12.8 million and $13.8 million, respectively. These sales resulted in gains of $2.7 million and $5.4 million for the same respective periods based on the cost of the specific security sold, which are included in other expense, net. There were no such sales of securities in 2001. During 2003 and 2002, the Company reclassified $4.9 million and $18.1 million, respectively, from accumulated other comprehensive income to other expense, net as the gains were realized upon sale of the securities. In 2001, the Company reclassified approximately $10 million from accumulated other comprehensive income to other expense, net, as its securities realized a decline in value that was other-than-temporary, and the recoverability of the securities was not likely.

Receivables

Receivables consist of the following (in thousands):

	December 31,
	2003	2002
Receivables	$154,132	$187,624
Allowance for doubtful accounts	(22,601)	(35,102)

Receivables, net	$131,531	$152,522

The changes to the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Operating Expense	Charged to Other Accounts		Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2003	$35,102	(2,620)	—		9,881	$22,601
Year ended December 31, 2002	$30,503	17,530	—		12,931	$35,102
Year ended December 31, 2001	$32,815	17,506	3,614	(1)	23,432	$30,503

(1)	Amount represents the allowance for doubtful accounts acquired as part of the SkyMall transaction.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) Selected Balance Sheet Accounts (continued)

Receivables (continued)

At December 31, 2003, no receivables from any one customer exceeded 10% of the total balance outstanding.

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Machinery and equipment	$125,881	$118,436
Leased transponders	7,554	7,554
Buildings and improvements	18,597	16,704

	152,032	142,694
Less accumulated depreciation and amortization	(100,917)	(82,360)

Property and equipment, net	$51,115	$60,334

Depreciation and amortization expense related to property and equipment was $20.1 million, $30.4 million and $27.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of property and equipment under capital lease was $1.7 million, $1.7 million and $2.3 million for the same respective periods.

Investments

The Company had investments in equity instruments of privately held and public companies which amounted to $2.7 million and $2.4 million as of December 31, 2003 and 2002, respectively, which are included in other assets in the consolidated balance sheets. These investments are accounted for using either the cost or equity method of accounting and consist of common stock, preferred stock and warrants for common stock.

The Company has an interest in three related joint ventures that are each accounted for under the equity method of accounting. In 2001, one of these joint ventures experienced an other-than temporary decline in the value of its investments. As a result of this decline, the Company recorded a charge of $7.5 million in other expense, net, representing the Company’s share of this decline. At December 31, 2001, the Company’s carrying value of this investment was $50.9 million. In 2002, this joint venture’s financial condition deteriorated significantly, including a substantial decrease in its revenues and cash shortages. Because of these facts, management determined that it was not likely that the Company’s investment would be recovered in the future, and recorded an additional charge of $43.9 million in 2002 to write off the remaining carrying value of the Company’s investment. This charge was recorded as other expense, net.

The Company has an investment in an entity engaged in developing a satellite system. In 2001, the entity experienced operating difficulties and a failed initial public offering. Because of these and other pertinent circumstances, the Company determined that its investment realized a decline in value that was other-than-temporary, and that the recoverability of this investment was not likely. As a result, in 2001 the Company recorded a charge of $107.7 million to write-off the carrying value of this investment. This charge was recorded as other expense, net.

At December 31, 2003, the Company owns 13.7% of the equity of an entity that provides online live event sports entertainment and wagering. The Company also holds a warrant to purchase additional shares of the entity to increase its ownership to 51% of the equity for an aggregate exercise price of $36.5 million. The Company has the right to relinquish this warrant in exchange for 1 million shares of the entity prior to April 1, 2004. The warrant expires in May 2004. These warrants were received in exchange for a license and content agreement with the Company. The Company shares in certain revenues and other fees earned by this entity. The Company also has the right to representation on the entity’s board of directors. As the Company had the ability to exercise significant influence over the entity’s operations at the time of the transaction, the Company accounts for this investment under the equity method of accounting. Because these warrants were received in exchange for a licensing agreement, the Company treated the transaction as a non-monetary exchange recorded at zero value, since the asset exchanged had no carrying value.

The Company holds various other investments that are accounted for under either the equity method or the cost method of accounting. In 2001, certain of these investments experienced significant declines in value and the carrying values were deemed by management to be unrecoverable, and thus were written off, resulting in charges of approximately $36.8 million recorded as other expense, net.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) Selected Balance Sheet Accounts (continued)

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Accounts payable	$30,529	$42,965
Accrued liabilities:
Accrued legal and other matters	81,667	7,261
Accrued DIVA costs	—	40,000
Management restructuring	37,546	37,068
Accrued payroll	23,327	17,435
Other	102,857	147,698

Total accounts payable and accrued liabilities	$275,926	$292,427

Deferred Revenue

The Company receives upfront payments for license fees from customers who incorporate the Company’s patented proprietary technologies and for advertising. In addition, certain of the Company’s customers who subscribe to the Company’s magazine and programming services prepay subscription fees generally for periods of up to three years. Prepayment amounts, which have not yet been recognized as revenues under the Company’s accounting policies are recorded as revenues over the term of the agreement or subscription period on a straight-line basis.

Deferred revenue consists of the following (in thousands):

	December 31,
	2003	2002
Licensing fees	$123,248	$135,669
Magazine subscriptions	152,192	174,104
Programming subscriptions	35,482	56,905
Other	12,272	16,323

Total deferred revenue	323,194	383,001
Less current portion	186,147	219,417

	$137,047	$163,584

(4) Goodwill and Other Intangible Assets, and Impairment

Impairment of Intangible Assets

The Company completed its annual goodwill and indefinite-lived intangible assets impairment test as of October 31, 2003 for all of its reporting units and recorded impairment charges totaling $209.8 million for goodwill, primarily of TV Guide magazine (approximately $200 million) and the SNG C-band business (approximately $10 million) and $190.6 million for TV Guide magazine’s publishing rights and trademark for the year ended December 31, 2003. The primary cause of these impairment charges was management’s reassessment of the outlook for the magazine business, as compared with its forecasts and expectations in 2002, and continued erosion of the estimated fair value of the C-band business, as its subscriber base continues to decline.

The continued erosion of the estimated fair value of the C-band business due to a declining subscriber base caused the Company to impair its customer lists. The Company estimated the undiscounted future net cash flows to be generated by the customer lists to be less than their carrying amount of $56.3 million. The cash flow projections related to the customer lists as of December 31, 2003 reflected the continued decline of the C-band subscriber base. The Company, with the assistance of a third-party valuation expert, then estimated the fair value of these finite-lived intangible assets at $40.2 million. This resulted in a pre-tax impairment loss of $16.1 million.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4) Goodwill and Other Intangible Assets, and Impairment

Impairment of Intangible Assets (continued)

Should the Company continue to operate the SNG C-band business and if its subscriber base continues to decline, the Company may record future goodwill impairment charges related to the SNG C-band business. At December 31, 2003, the carrying value of goodwill totaled $50.3 million for the SNG C-band business.

The Company determined the fair value of goodwill and indefinite-lived intangible assets by utilizing a third-party valuation expert who utilized a discounted cash flow analysis. The impaired goodwill is not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the impairment charge. The indefinite-lived impairment represents the excess of the carrying amount over its estimated fair value, utilizing the relief from royalty valuation method. This method estimates the benefit to the Company resulting from owning rather than licensing the publishing rights and trademark.

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

These same events caused the Company to impair certain of its finite-lived intangibles assets. The Company estimated the undiscounted future net cash flows to be generated by these finite-lived intangible assets to be less than their carrying amount of $1.3 billion. The cash flow projections related to these finite-lived intangible assets as of June 30, 2002 reflected certain anticipated changes in the Company’s advertising delivery mechanism on TV Guide Interactive and anticipated consolidation in the cable television industry. The Company, with the assistance of a third-party valuation expert, then estimated the fair value of these finite-lived intangible assets at $266.0 million. This resulted in a pre-tax impairment loss of $1.1 billion. In addition, impairment charges for the year ended December 31, 2002 included $11.0 million for the write-down of the carrying value of certain finite-lived intangible assets to their fair values based on analyses performed as of January 1, 2002.

The Company completed its annual goodwill impairment test as of October 31, 2002 for all of its reporting units. With the assistance of a third party valuation expert, the Company estimated the fair values of goodwill and indefinite-lived intangible assets and concluded that various reporting units had incurred additional impairments over and above the previously discussed and disclosed impairments. The primary cause of this impairment recorded at October 31, 2002 was related to new management’s views on the interactive business. Management reevaluated the strategy for their U.S. cable and satellite IPG business in light of increased competition, slower than expected growth in distribution and advertising revenue, and unexpected adverse rulings in certain legal cases. This analysis resulted in charges totaling $865 million to goodwill and $85.6 million to indefinite-lived intangible assets.

These same events led the Company to assess the fair value of Statement 144 finite-lived assets in the fourth quarter of 2002, resulting in a pre-tax charge of $188 million.

Cumulative Effect of an Accounting Change, Net of Tax

During the three months ended June 30, 2002, the Company completed its assessment of the impact of Statement 142, which was effective January 1, 2002. Statement 142 is applicable to the assessment and measurement of impairment of goodwill and indefinite-lived intangible assets. Pursuant to the transitional rules of Statement 142, management performed a transitional impairment test of these assets, which resulted in impairment charges to goodwill of $4.0 billion and indefinite-lived intangible assets of $369.0 million ($223.2 million, net of tax), both of which were recorded as the cumulative effect of an accounting change, net of tax in the consolidated statement of operations for the year ended December 31, 2002.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4) Goodwill and Other Intangible Assets, and Impairment (continued)

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

	Year Ended December 31,
	2003	2002	2001
Reported loss before cumulative effect of an accounting change	$(577,398)	$(2,235,138)	$(750,676)
Add back: Goodwill amortization	—	—	467,545
Add back: Indefinite-lived intangible assets amortization, net of tax	—	—	16,765

Adjusted loss before cumulative effect of an accounting change	$(577,398)	$(2,235,138)	$(266,366)

Basic and diluted loss per share:
Reported	$(1.41)	$(5.44)	$(1.82)
Add back: Goodwill amortization	—	—	1.13
Add back: Indefinite-lived intangible assets amortization, net of tax	—	—	0.04

Adjusted basic and diluted loss per share before cumulative effect of an accounting change	$(1.41)	$(5.44)	$(0.65)

Changes in the carrying amount of goodwill and intangible assets with indefinite lives for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	Goodwill	Trademark and Trade Name	Publishing Rights
Balance at December 31, 2001	$5,633,183	$647,388	$147,953
Adjustments to purchase price allocations	(6,506)	2,500	—
Transitional impairment charge	(3,964,812)	(346,016)	(22,952)
Interim impairment charge	(206,807)	(27,000)	—
Annual impairment charge	(865,213)	(85,600)	—

Balance at December 31, 2002	589,845	191,272	125,001
Annual impairment charge	(209,775)	(95,300)	(95,300)

Balance at December 31, 2003	$380,070	$95,972	$29,701

In 2002, the Company finalized its allocation of the purchase price from the acquisition of SkyMall. As a result, the Company adjusted the preliminary purchase price allocation by decreasing the amount allocated to goodwill due to the reversal of certain liabilities assumed and increasing the amount allocated to trade name.

Intangible assets with finite lives at December 31, 2003 and December 31, 2002 are as follows (in thousands):

	Cost	Accumulated Amortization	Impairment Charge	Net Balance	Weighted Average Remaining Useful Life (Years)
December 31, 2003
Intangible assets with finite lives:
Contracts	$394,550	$(345,196)	$—	$49,354	6
Customer lists	732,780	(676,474)	(16,106)	40,200	2
Patents	129,278	(38,424)	—	90,854	11
Other	1,280	(828)	—	452	3

Total finite-lived intangible assets	$1,257,888	$(1,060,922)	$(16,106)	$180,860	6

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4) Goodwill and Other Intangible Assets, and Impairment (continued)

	Cost	Accumulated Amortization	Impairment Charge	Net Balance	Weighted Average Remaining Useful Life (Years)
December 31, 2002
Intangible assets with finite lives:
Contracts	$1,641,000	$(336,809)	$(1,246,450)	$57,741	7
Customer lists	732,780	(542,002)	—	190,778	1
Patents	143,701	(30,116)	(14,553)	99,032	12
Other	2,000	(787)	(1,213)	—	—

Total finite-lived intangible assets	$2,519,481	$(909,714)	$(1,262,216)	$347,551	4

Amortization expense was $151.1 million, $324.3 million and $910.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Scheduled amortization expense of the remaining balance at December 31, 2003 for the succeeding five years is as follows: $43.0 million —2004; $30.1 million —2005; $15.5 million —2006; $15.3 million —2007; and $15.2 million —2008. See Note 19.

(5) Credit Arrangements

The Company’s wholly owned subsidiary, TV Guide, has a $254.5 million six-year revolving credit facility (“Revolving Facility”), which expires in February 2005. Outstanding borrowings under the Revolving Facility at December 31, 2003 and 2002 were $138.4 million for both periods. TV Guide also has an outstanding letter of credit issued under the Revolving Facility of $1.0 million. As of December 31, 2003, TV Guide had available borrowing capacity under the Revolving Facility of $115.1 million.

In addition, TV Guide’s amortizing term loan (“Term Loan”) with outstanding borrowings of $113.0 million as of December 31, 2002 was repaid in 2003.

Borrowings under the Revolving Facility bear interest (1.89% at December 31, 2003) either at the banks’ prime rate or LIBOR, at the Company’s option, plus a margin based on a sliding scale tied to TV Guide’s leverage ratio, as defined in the loan documents. The Company pays its lenders a quarterly commitment fee of 0.125% on the unborrowed portion of its commitment under the Revolving Facility when outstanding borrowings are 50% or less of the total Revolving Facility commitment. In addition, the Company pays a quarterly facility fee on the total Revolving Facility commitment. The facility fee percentage (0.25% at December 31, 2003) is based on a sliding scale tied to TV Guide’s leverage ratio. The Revolving Facility is guaranteed by Gemstar and by certain subsidiaries of TV Guide, and the ownership interest of certain TV Guide subsidiaries is pledged as collateral. In addition, 79%, or $27.8 million at December 31, 2003, of the cash and marketable securities balances of Superstar/Netlink Group LLC is subject to a lien pursuant to the terms of the Revolving Facility. The Revolving Facility also restricts TV Guide’s ability to pay dividends. This restriction does not apply to the Company’s ability to pay dividends. In addition, TV Guide is required to maintain certain financial covenants. As of December 31, 2003 and 2002, TV Guide was in compliance with these covenants. The Revolving Facility also restricts the transfer of assets by TV Guide to the Company.

During 2002, the Company determined and disclosed that TV Guide may have been unable to maintain compliance with a financial covenant in its Revolving Facility and Term Loan (collectively, the “Facilities”) in the succeeding 12 months that requires it to maintain a minimum ratio of EBITDA to fixed charges, as defined in the loan documents. Accordingly, effective June 19, 2003, TV Guide and its lenders amended the Facilities to, among other things, allow for a $25.0 million prepayment on the Term Loan, which was paid in June 2003, to be deducted from the calculation of fixed charges. Additionally, the Company made an additional $20.5 million prepayment on the Term Loan, which was paid in December 2003, which further reduced fixed charges and the amount available under the Revolving Facility. The Company believes that its current financial liquidity position gives it adequate flexibility to refinance the Revolving Facility or seek other alternatives, if the Company determines that it may be unable to maintain compliance with the financial covenants in the future.

In June 2003, the Company paid the lenders fees of $660,000 in connection with the amendments to the Facilities. Such fees are included in other expense, net in the consolidated statements of operations for the year ended December 31, 2003.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(6) Leases

The Company leases office premises, land and satellite transponders under operating leases expiring through 2015. The terms of certain of the agreements provide for an option to cancel the agreements after a period of time, subject to cancellation charges and/or meeting certain conditions. Additionally, certain of the agreements also provide for options to renew and the lease amounts are subject to adjustment, as defined in the agreements. One satellite transponder is under a long-term lease arrangement that is accounted for as a capital lease. The remaining satellite transponder leases are accounted for as operating leases.

Future minimum lease payments under capital and noncancelable operating leases at December 31, 2003 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2004	$2,000	$22,716
2005	—	13,204
2006	—	8,941
2007	—	7,854
2008	—	6,811
Thereafter	—	6,270

Total future minimum lease payments	2,000	65,796
Less amount representing interest at 7%	(76)	—
Less sublease revenues	—	(262)

Net future minimum lease payments	$1,924	$65,534

Rent expense under operating leases was $26.7 million, $30.4 million and $29.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Partially offsetting these rental charges were sublease revenues of $907,000, $1.4 million and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

During the year ended December 31, 2002, a substantial amount of space at two of the Company’s leased facilities became idle, due to reductions in employee headcount and other strategic decisions by management. A charge of $16.2 million was recorded by the Company related to the present value of future lease payments on the idle space, net of estimated sublease income. The leases expire through 2010.

(7) Guarantees

TV Guide’s obligations under its credit facility are guaranteed by the Company and by certain subsidiaries of TV Guide, and the ownership interest of certain TV Guide subsidiaries is pledged as collateral. At December 31, 2003, outstanding borrowings under the credit facility were $138.4 million.

The Company is a party to a loan guaranty to assist a key printing services supplier in obtaining a line of credit and term loans with a bank. The loans permitted the printer to continue providing services to the Company. The maximum exposure to the Company under this guaranty at December 31, 2003 is $4.4 million.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7) Guarantees (continued)

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

The Company also has agreements to indemnify a number of its former and current officers and directors against losses incurred by them as a result of their service as an officer and/or director of the Company. In particular, the Company has certain agreements to indemnify and/or reimburse individuals for legal fees and expenses incurred in connection with certain litigation and investigatory proceedings. Among the former officers and directors with whom the Company has such agreements are Dr. Yuen, Ms. Leung, Peter C. Boylan, Craig Waggy and Jonathan Orlick. The litigation and investigatory proceedings to which these agreements relate include, but are not limited to, the investigation presently being conducted by the SEC and the shareholder and derivative litigation to which the Company is a party. The Company recorded approximately $11.1 million and $1.8 million in legal expenses incurred by its current and former officers and directors in the years ended December 31, 2003 and 2002, respectively, which are included in operating expenses in the consolidated statements of operations. The Company maintains director and officer liability insurance with respect to liabilities arising out of certain matters, including matters arising under securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the insurance policy. Through December 31, 2003, the Company has incurred legal fees of approximately $2.8 million in excess of its deductible in connection with the above-mentioned shareholder and derivative litigation. Of this amount, approximately $300,000 has been reimbursed by the insurance carrier. The remaining balance of $2.5 million has been charged to operating expense during 2003 in the accompanying consolidated statement of operations.

(8) Income Taxes

The Company’s loss before income taxes and cumulative effect of an accounting change for the years ended December 31, 2003, 2002 and 2001 consisted of the following components (in thousands):

	Year ended December 31,
	2003	2002	2001
Domestic	$(698,435)	$(2,859,507)	$(914,256)
Foreign	64,455	35,266	(15,065)

	$(633,980)	$(2,824,241)	$(929,321)

The income tax benefit consists of the following (in thousands):

	Year ended December 31,
	2003	2002	2001
Current:
Federal	$(15,269)	$(5,917)	$23,149
State	3,575	(761)	2,976
Foreign	7,929	2,921	6,171

	(3,765)	(3,757)	32,296

Deferred:
Federal	(46,800)	(518,661)	(186,985)
State	(6,017)	(66,685)	(23,956)

	(52,817)	(585,346)	(210,941)

Total	$(56,582)	$(589,103)	$(178,645)

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8) Income Taxes (continued)

A reconciliation of the expected income tax benefit using the U.S. statutory rate of 35 percent to the income tax benefit is as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Expected income tax benefit	$(221,893)	$(988,484)	$(325,262)
State taxes, net of federal effect	(1,587)	(79,206)	(19,251)
Nondeductible amortization	73,422	493,025	166,576
Foreign tax impact	9,057	(8,790)	4,403
Change in valuation allowance	81,425	(5,648)	(5,111)
Other	2,994	—	—

Total	$(56,582)	$(589,103)	$(178,645)

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss, capital loss and credit carryforwards	$51,507	$9,628
Write down of investments and other assets	49,345	66,833
Unrealized losses on marketable securities	—	3,951
Expense items	90,580	68,335
Other	—	6,176
Deferred revenue	19,517	52,535

Total deferred tax assets	210,949	207,458
Valuation allowance on deferred tax assets	(180,088)	(30,020)

Net deferred tax assets	30,861	177,438

Deferred tax liabilities:
Tax versus financial depreciation and amortization	(95,363)	(262,210)
Tax liability provided on intercompany income	(50,647)	(63,715)
State tax items	(17,615)	(17,921)
Other	(2,706)	(2,373)

Total deferred tax liabilities	(166,331)	(346,219)

Net deferred tax liabilities	$(135,470)	$(168,781)

Deferred tax assets and deferred tax liabilities are reported on the consolidated balance sheets as follows:

Deferred tax assets:
Included in current deferred tax assets, net	$25,856	$47,234
Included in deferred tax liabilities, net	5,005	130,204

	$30,861	$177,438

Deferred tax liabilities:
Included in current deferred tax assets, net	$(4,681)	$(5,796)
Included in deferred tax liabilities, net	(161,650)	(340,423)

	$(166,331)	$(346,219)

The valuation allowance on deferred tax assets relates to future deductible temporary differences, capital loss carryforwards, foreign credit carryforwards and net operating loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. Although realization is not assured, management has concluded that it is more likely than not that the deferred tax assets for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8) Income Taxes (continued)

and the ability to carry back capital losses to offset capital gains in prior periods. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future income taxes are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

As of December 31, 2003, the Company had available net operating loss carryforwards aggregating approximately $106.1 million to offset future United States income taxes expiring in fiscal years 2009 through 2021. As a result of previous transactions, which involved an ownership change as defined in the applicable section of the Internal Revenue Code, the Company will be subject to limitations on the use of its net operating loss carryforwards. Additionally, the Company has approximately $12.7 million of foreign tax credits to offset future United States income taxes that begin to expire in fiscal year 2009.

Assessment of the Company’s current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. The ultimate resolution of the Company’s current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods.

The Company had income tax refund receivables of $69.3 million and $89.8 million at December 31, 2003 and 2002, respectively. These receivables arose from claims for refunds primarily related to the application of net operating loss carryforwards from acquired companies, after consideration of the various statutory limitations. The Company expects to receive such refunds at the completion of an examination by taxing authorities.

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

The Company generally grants stock options under the Plans at exercise prices equal to the market value of the Company’s stock on the dates of grant, resulting in no compensation expense. The only exceptions to this policy are as follows:

(i)	In 1998, the Company entered into employment agreements with its then-CEO and CFO that provided accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. Compensation expense is recognized only when the Company determines that these executives will benefit from the extension of the post-employment exercise period. On April 18, 2003, the Company terminated the former executives’ employment for cause and recognized stock compensation expense of $33.7 million during the year ended December 31, 2003.

(ii)	In January 1998, the Company awarded stock options to its then-CEO, subject to stockholder approval. The exercise price for the award was set at the market price of the Company’s stock on the date of the award. The measurement date, however, was determined to be the date of stockholder approval (which was not a formality), at which date the market value of the underlying stock exceeded the exercise price by $25 million. Stock compensation expense related to this award of $0.2 million and $1.8 million was recognized using the accelerated method during the years ended December 31, 2002 and 2001, respectively.

(iii)	In recording the July 2000 TV Guide acquisition, a portion of the purchase price was assigned to unearned compensation expense for unvested TV Guide stock options assumed by the Company. Stock compensation expense of $2.7 million, $20.9 million and $44.7 million during the years ended December 31, 2003, 2002 and 2001 reflects the amortization of unearned compensation recorded in the TV Guide transaction using the accelerated method.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9) Stock Option Plans (continued)

The Plans allow for the issuance of stock options to purchase a maximum of 118 million shares of the Company’s Common Stock. As of December 31, 2003, there were 30.6 million shares available for future option grants under the Plans.

The following table summarizes information about stock option transactions (shares in thousands):

	Year ended December 31,
	2003		2002		2001
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	47,676	$7.72	59,383	$14.55	59,885	$12.86
Granted	3,200	3.43	9,994	10.75	3,426	38.54
Exercised	(9,689)	2.97	(308)	4.14	(3,377)	6.05
Cancelled	(4,101)	19.89	(21,393)	28.49	(558)	34.59
Assumed options	—	—	—	—	7	187.73

Outstanding at end of period	37,086	7.25	47,676	7.72	59,383	14.55

Options exercisable at end of period	31,565	7.56	40,061	7.36	36,048	6.96

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2003 (shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Years of Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.44-$5.00	8,790	6.6	$3.28	4,662	$3.34
$5.01-$10.00	24,689	4.3	6.17	23,659	6.10
$10.01-$15.00	999	4.6	13.08	898	13.00
$15.01-$30.00	1,373	5.5	21.84	1,176	21.70
$30.01-$45.00	1,163	5.9	33.95	1,117	33.75
$45.01-$314.25	72	5.8	72.07	53	75.04

Total	37,086	4.9	7.25	31,565	7.56

(10) Warrants

In connection with the acquisition of SkyMall, the Company has reserved 90,402 shares of the Company’s common stock for issuance upon the exercise of outstanding warrants to acquire SkyMall common stock. Valued using the Black-Scholes option pricing model at $671,000 at the date of acquisition, the outstanding warrants are exercisable at prices ranging from $53 to $383 and expire at various dates through June 2005. As of December 31, 2003, none of these warrants have been exercised.

(11) Stock Repurchase Program

In April 2002, the Company’s Board of Directors approved an extension of its authorization granted in fiscal 2001 to repurchase up to $300.0 million of the Company’s outstanding shares of common stock. The authorization permitted the Company to purchase shares in the open market at prevailing prices, or in privately negotiated transactions at then prevailing prices, provided that the Company complied with SEC regulations regarding such purchases. The extension expired on September 18, 2002. During 2002 until such expiration, the Company repurchased a total of 6.9 million shares for an aggregate price of $63.4 million. Shares repurchased under the stock repurchase program are included in treasury stock in the accompanying consolidated balance sheets and statements of stockholders’ equity.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(12) Employee Benefit Plans

The Company has defined contribution plans, which provide most of its employees with the ability to defer a percentage of their annual compensation subject to certain limitations. The Company matches the employees’ deferrals based on certain percentages of the employees’ deferrals. The Company made contributions of $2.6 million, $3.5 million and $3.2 million to these plans during the years ended December 31, 2003, 2002 and 2001, respectively.

(13) Litigation and Other Contingencies

SEC Matters

In October 2002, the SEC issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the Company and/or others formerly involved with the Company. In a related proceeding initiated by the SEC, an order was issued requiring the Company to maintain approximately $37 million in segregated, interest-bearing bank accounts established in connection with the Company’s November 2002 management and corporate governance restructuring, and preventing the Company from paying any portion of those funds to the Company’s former chief executive officer, Dr. Henry Yuen, or its former chief financial officer, Elsie Ma Leung. Dr. Yuen and Ms. Leung have appealed these orders. In June 2003, the SEC filed an action alleging violations of the federal securities laws by Dr. Yuen and Ms. Leung and subsequently amended its complaint to include three more of the Company’s former employees. The Company is not named as a party in this action, and continues to fully cooperate with the SEC in its investigation.

Shareholder and Derivative Litigation

As of February 23, 2004, five shareholder and derivative lawsuits are pending against the Company. In 2002, the Company and certain of its officers and directors were served with a number of complaints alleging violations of the federal securities laws, which have been consolidated in the U.S. District Court for the Central District of California. As discussed more fully below, the Company has reached an agreement with the lead plaintiffs in this consolidated shareholder class action to settle the class’ claims against the Company, subject to court approval after notice to the class. The Company along with certain of its current and former officers and directors was also sued in three shareholder derivative actions in 2002 and 2003. Some of these suits also name The News Corporation Limited, a significant shareholder of the Company, as a defendant. The lawsuits name some or all of the same parties as defendants, and state claims on behalf of all persons who purchased the Company’s common stock during various periods, the broadest of which is August 1999 through April 2002. Generally, the lawsuits allege that the defendants failed to properly account for various transactions reported during the period referred to above. Plaintiffs allege that this had the effect of materially overstating the Company’s reported financial results and seek money damages on behalf of a purported class of holders of the Company’s securities during the relevant time period. See Note 19.

The remaining shareholder and derivative litigation listed above are at various stages of pre-trial proceedings.

The Company has tendered various claims, including claims for defense costs, related to the ongoing SEC investigation and the pending shareholder and derivative actions to the issuers of its directors and officers liability insurance policies. The Company’s insurance carriers have reserved their rights under the policies with respect to the payment of these claims, have disputed the availability of coverage under these policies on various grounds and have made no payments under the policies for the vast majority of the costs incurred by the Company in connection with these matters. While the Company believes that the policies provide coverage for these claims, subject to the aggregate limits of coverage under such policies, the Company cannot estimate the amount of insurance proceeds, if any, that it will receive under the policies in connection with these matters, the timing of the receipt of any such proceeds or the conditions upon which such proceeds will be made available to the Company.

Patent and Antitrust Litigation

The Company is involved in several pending patent and antitrust litigations. The Company has not recorded a contingent receivable with respect to these matters in the accompanying financial statements.

In November 2000, Pioneer Digital Technologies, Inc. filed suit against the Company claiming, among other matters, that the Company violated state antitrust and unfair competition laws. Pioneer is seeking damages and injunctive relief against the Company. See Note 19.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(13) Litigation and Other Contingencies (continued)

MDL Patent Litigation

Various patent and antitrust litigation matters involving the Company have been consolidated in the U.S. District Court for the Northern District of Georgia (the “MDL Litigation”).

(a) Scientific-Atlanta, Inc. (“SA”). In December 1998, SA commenced an action against the Company, seeking a declaratory judgment of noninfringement and invalidity of eight U.S. patents. The complaint also alleges that the Company has violated federal antitrust laws and seeks damages and injunctive relief. The Company counterclaimed for infringement of five of the patents. In August and November 2002, the Court entered summary judgment of non-infringement as to two of the patents, and in June 2003, the Court entered summary judgment of non-infringement of two additional patents, in light of the construction given these patents in the SuperGuide case described below. Also in the wake of the SuperGuide claim construction, in July 2003, the Court ruled that SA did not infringe another of the patents. In August 2003 the Court entered a Consent Order whereby SA dismissed without prejudice its declaratory judgment claims under one of the patents and another Consent Order stipulating as to the non-infringement of another patent by certain SA digital set-top box products. SA has moved for summary judgment of non-infringement on two of the patents. Also, in December 1998, the Company commenced an action against SA alleging infringement of two patents and seeking damages and injunctive relief. In 2002, the Court ruled that the SA digital set-top boxes and other products at issue did not infringe the patents, and also ruled that the invalidity issues would not be heard unless and until the summary judgment orders were reversed in whole or in part.

(b) Pioneer Electronic Corp. In 1998, the Company commenced an action against Pioneer alleging infringement of two patents and seeking damages and injunctive relief. In 2002, the Court granted summary judgment dismissing all infringement claims under both patents. See Note 19.

(c) EchoStar Communications Corp. EchoStar filed federal and state antitrust claims commencing in 2000 and the Company counterclaimed for infringement of two U.S. patents. In 2003, the Court dismissed the infringement claims under one of the patents for lack of standing. The Company agreed to stipulate to the dismissal without prejudice of claims based on the other patent. See Note 19.

(d) Pegasus Development Corp., and Personalized Media Communications LLC v. DirecTV, Inc., Thomson Multimedia, Inc. et al. In 2000, Pegasus and PMC filed suit for infringement of seven U.S. patents. In 2001, Thomson filed a third-party complaint against the Company, seeking a declaratory judgment of non-infringement and invalidity of certain patents as to which the Company is a licensee, and also alleging antitrust violations under federal and state law. Thomson’s third-party complaint was settled in 2003.

Non-MDL Patent Litigation in the Northern District of Georgia

In June 1999, SA filed an action against the Company’s StarSight subsidiary seeking a declaratory judgment of invalidity and non-infringement of two patents. StarSight answered the complaint as to one of the patents and counterclaimed against SA for infringement of both patents, seeking damages and injunctive relief. The action is on hold pending completion of the appeal of the ITC Investigation.

In July 1999, SA filed another action against StarSight, alleging infringement of three patents and seeking damages and injunctive relief. The parties are in pretrial proceedings.

In February 2001, the Company filed four separate patent infringement actions against SA, Pioneer, EchoStar, and SCI Systems, Inc. Each of these actions is on hold pending completion of the appeal of the ITC Investigation.

In November 2002, SA and PowerTV, Inc. filed a counterclaim against the Company. At that time, SA and PowerTV asserted declaratory relief claims against the Gemstar parties seeking a declaration of non-infringement, invalidity and unenforceability of certain patents as to which the Company is a licensee. In February 2003, the Company answered SA’s and PowerTV’s counterclaims and asserted causes of action against PMC for patent infringement. A claim construction hearing on the infringement claims was held in February 2004.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(13) Litigation and Other Contingencies (continued)

Appeal of ITC Investigation

In February 2001, the Company and StarSight filed a complaint requesting that the U.S. International Trade Commission (“ITC”) commence an investigation regarding imports of certain set-top boxes and components thereof. The complaint alleges that Pioneer, SA, EchoStar and SCI Systems, Inc. are violating the law by their unlawful importation, sale for importation and/or sale in the United States after importation, of set-top boxes and/or components that infringe certain patents owned by the Company. In 2002, an initial determination was issued finding that all of the patents were valid, that none of the patents at issue had been infringed by any of the respondents, that one of the patents at issue was unenforceable both because it had been misused by the Company and also because a co-inventor had not been named on the patent, and that the Company failed to establish the technical prong of the ITC’s domestic industry requirement, which requires the Company to practice its inventions covered by the patents in suit. Also in 2002, the ITC determined not to review this determination and entered an additional finding with regard to the technical prong of the domestic industry requirement on one claim of one of the patents. The Commission took no position on the patent misuse findings of the administrative law judge. In October 2002, the Company filed a notice of appeal of the ITC determination, which was heard in October 2003, and the parties are awaiting a decision by the court.

Appeal of SuperGuide Case

In March 2001, the Company was added as a defendant in a lawsuit brought by SuperGuide Corporation (“SuperGuide”) against various third parties that alleges patent infringement with respect to three patents. After being added as a party, the Company brought claims for declaratory relief and breach of contract against SuperGuide relating to a 1993 license agreement between SuperGuide and the Company and claims against EchoStar for infringing the SuperGuide patents within the Company’s defined fields of use. In July 2002, the District Court granted the defendants’ motion for summary judgment, finding that the defendants did not infringe the SuperGuide patents and dismissing all remaining claims in the case without prejudice. The Company appealed this decision in August 2002. In February 2004, the appellate court issued its decision, vacating the lower court’s summary judgment ruling and remanding the case for further proceedings.

Other Litigation

During 2000, TV Guide was served with more than 20 class action complaints on behalf of magazine subscribers. These complaints, which have been consolidated into a single action, allege that TV Guide, the Magazine Publishers Association, and 12 other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys’ fees and costs. A hearing was held in 2003 to determine whether to certify the proposed settlement class, whether the proposed settlement is fair and reasonable and whether a final judgment should be entered dismissing the action as to class members. The parties are awaiting a final decision from the Court.

In 2000, a complaint was filed against Murdoch Magazines Distribution, Inc. (now TV Guide Distribution) and other parties by United Magazine Company, Inc. (“Unimag”). The complaint alleged claims against Murdoch Magazines for violation of assorted common law tort and contract claims and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys’ fees and costs. In 2000, Unimag filed an amended complaint adding TV Guide Distribution and six other national distributors as defendants and adding other claims. In 2003, one of the plaintiffs withdrew its claim alleging theft of trade secrets; however, other claims still exist. Discovery is continuing with respect to the remaining claims and counterclaims in the case and is set to conclude by April 2004.

In May 2003, Dr. Yuen and Ms. Leung commenced arbitration proceedings with the American Arbitration Association against the Company to contest their termination for cause. The arbitration is in its early stages.

In June 2003, the Company’s former general counsel filed a demand for arbitration for employment termination claims and related expense claims. In July 2003, the Company answered Mr. Orlick’s demand and filed various counterclaims. Discovery is ongoing and a hearing of all claims and counterclaims is scheduled to commence in August 2004.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(13) Litigation and Other Contingencies (continued)

In addition to the items listed above, the Company is party to various legal actions, claims and proceedings incidental to its business. Litigation is uncertain, and the outcome of individual cases is not predictable with any assurance. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on the Company’s financial position or results of operations. At this time management has not reached a determination that any of the matters listed above or the Company’s other litigation are expected to result in liabilities that will have a material adverse effect on the Company’s financial position or results of operations.

(14) Management Restructuring and Post-Employment Compensation

On November 7, 2002, the Company entered into various management restructuring agreements with Dr. Yuen and Ms. Leung (the “Former Executives”). Dr. Yuen resigned as Chief Executive Officer, and Ms. Leung as Co-President, Co-Chief Operating Officer and Chief Financial Officer, and both became non-executive officers of a new wholly owned international-focused business unit. The Former Executives terminated their existing employment agreements and replaced them with new five- and three-year employment agreements, respectively, which provide for annual salaries totaling $2.5 million and certain other benefits. Under Dr. Yuen’s new employment agreement, Dr. Yuen assigned to the Company all intellectual property related to the business of the Company that he previously developed. Under the restructuring agreements, Dr. Yuen had the contractual right to serve as a non-executive chairman of the Board of Directors during the term of his employment agreement. Ms. Leung agreed to resign as a non-executive member of the Board of Directors effective as of the end of her term, which expired in May 2003. In addition, Dr. Yuen entered into a Patent Rights Agreement granting the Company the option to acquire certain inventions of Dr. Yuen and requiring certain payments by the Company and other obligations more fully described below. When Dr. Yuen was terminated on April 18, 2003, under the terms of the restructuring agreement, Dr. Yuen lost his right to receive 200,000 options that would have been granted in November 2003 under the Patent Rights Agreement.

In connection with the management restructuring agreements, the Former Executives:

•	consented to the Company’s cancellation of 20.2 million stock options, which represented all options granted to the Former Executives after March 1998 through the date of the management restructuring. In accordance with their 1998 employment agreements, their remaining 32.2 million options vested in full and became exercisable for their full remaining term. In 1998 a new measurement date occurred and no additional compensation expense was required for the vesting modification. Compensation expense is recognized only to the extent the individuals actually benefit from this modification and that amount would be charged as compensation expense over the remaining vesting period. The Company determined that the Former Executives will benefit from the extension of the post-employment exercise period when the Company terminated the Former Executives’ employment for cause on April 18, 2003, as more fully described below. Stock compensation related to this extension modification of $33.7 million was recognized during the year ended December 31, 2003.

•	were entitled to an issuance of 7.9 million shares of restricted stock. The aggregate market value of the restricted stock was $31.2 million and consistent with the Company’s past policy is recorded as unearned compensation and charged to expense using the accelerated method over the vesting period. Stock compensation expense related to this award of $2.9 million was recognized during the year ended December 31, 2002. This previously recorded expense was reversed in 2003, since the Former Executives’ employment was terminated in April 2003 and the restricted stock will not be issued.

•	were to be paid an aggregate termination fee of $29.4 million and accrued and unpaid salary, bonus and vacation totaling $8.2 million, of which $0.5 million was paid out through December 31, 2002. The Company deposited $37.1 million into a segregated interest bearing account (identified as restricted cash on the consolidated balance sheet) equal to the sum of the termination fee, unpaid salaries, bonuses and vacation. Pursuant to a court order, these funds totaling $37.5 million at December 31, 2003 will remain the property of the Company and the Company is prohibited from disbursing any portion of these funds to the Former Executives, absent further court order.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(14) Management Restructuring and Post-Employment Compensation (continued)

On April 18, 2003, the Company terminated the employment of Dr. Yuen and Ms. Leung for cause in accordance with the terms of each of their employment agreements. On May 30, 2003, Dr. Yuen and Ms. Leung commenced arbitration proceedings against the Company to contest their April 18, 2003 terminations for cause. If an arbitration panel concurs that each of them was properly terminated for cause, the Company is not obligated to make any awards of stock options, restricted stock or stock units contemplated by each of their respective employment and termination agreements. The cash payments and accelerated vesting of stock options set forth in their respective termination agreements are not directly affected by the Company’s determination to terminate their employment for cause under their respective employment agreements; however, the Company is disputing any obligation to make such payments or accelerate such vesting under a variety of legal theories in the arbitration proceedings against the Company.

The Company has continued to pay salary and benefits to Dr. Yuen and Ms. Leung during the post-employment period at pay rates in effect prior to their termination on April 18, 2003. Such payments totaled approximately $2.1 million for the period from the termination date through December 31, 2003. Under the terms of the former executives’ respective employment agreements, the Company is obligated to pay such amounts until an arbitration panel concurs that each of them was properly terminated. Such expense is included in operating expenses in the consolidated statements of operations.

Pursuant to the terms of the Patent Rights Agreement, the Company has the option to acquire certain of Dr. Yuen’s inventions during the period commencing on April 18, 2003 and ending on November 7, 2009. The Company may, in its sole discretion, terminate the agreement on April 18, 2006. The Company agreed to grant Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not to compete with the Company within the fields of interactive program guides and interactive television. Subject to applicable terms and conditions, the agreement provides for (i) annual compensation of $250,000, (ii) an acquisition fee of $250,000 for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the Patent Rights Agreement from the sale of specified products and services with a guaranteed minimum of $1.25 million and a maximum of $2.75 million annually, with the minimum and maximum subject to annual adjustment for increases in the Consumer Price Index for Los Angeles, California, and (iv) 200,000 stock options per year to be granted each November at the market price on the date of grant during the term of this agreement. As a result of the termination of Dr. Yuen’s employment on April 18, 2003, and the resulting commencement of the effective term of the Patent Rights Agreement, the Company recognized a compensation charge and royalty fee totaling $2.1 million for the year ended December 31, 2003. These costs are included in operating expenses in the consolidated statements of operations. The Company will not be obligated to issue any stock options under the agreement as a result of the forfeiture, under the terms of the restructuring agreements, of Dr. Yuen’s right to receive such options.

(15) Related Party Transactions and Other Significant Relationships

As of December 31, 2003, The News Corporation Limited (“News Corporation”) beneficially owns approximately 42% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

The Company charged entities controlled by News Corporation $15.5 million, $15.3 million and $19.3 million for advertising and other services during the years ended December 31, 2003, 2002 and 2001, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $2.3 million, $3.7 million and $11.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company also purchased broadcast advertising from a News Corporation-controlled entity in the amount of $1.4 million during the year ended December 31, 2003.

The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $4.3 million, $4.1 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

News Corporation also provided the Company with the services of various News Corporation personnel from October 2002 through June 2003, including the Company’s former acting chief financial officer. Expenses associated with these services approximated $649,000 and $400,000 for the years ended December 31, 2003 and 2002, respectively. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

As of December 31, 2003 and 2002, the Company had receivables due from News Corporation-controlled entities totaling $1.8 million and $4.0 million, respectively, and payables due to News Corporation-controlled entities totaling $347,000 and $249,000, respectively.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(15) Related Party Transactions and Other Significant Relationships (continued)

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

The Company, through its wholly owned subsidiary, TV Guide On Screen, Inc., has leased approximately 18,887 square feet of office space from CMT Realty Partnership, a privately held real estate partnership. The two sons of Douglas Macrae, an executive officer of the Company, through the 1993 DBM Descendants Trust (“DBM Trust”), own a 45% interest in CMT Realty Partnership. In connection with the expiration of the lease, the Company entered into a new lease with CMT Realty Partnership for the same office space plus an additional 7,054 square feet of office space at the same location. This new lease took effect on January 1, 2004 and is scheduled to expire on December 31, 2008, subject to a renewal option. Rent expense recognized under the expired lease totaled $429,000, $443,000 and $404,000, for the years ended December 31, 2003, 2002 and 2001, respectively. The base rents payable under the new lease are $544,761 for the year ended December 31, 2004, and thereafter are to increase by 3% per year through the end of the lease term. DBM Trust may receive distributions from CMT Realty Partnership, which include profits from the lease arrangement with the Company.

(16) Segment and Geographical Information

Effective January 1, 2003, the Company restructured its businesses into four groups that also represent its reportable business segments. Segments are now organized along three industry lines in addition to a segment comprising certain corporate functions and related expenses. The Publishing Segment consists of the Company’s print and electronic publishing units and websites including TV Guide magazine and Gemstar eBook brands, as well as TV Guide Online and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups. The Cable and Satellite Segment offers products, services and technologies to consumers and service providers in the cable and satellite industry. The business units in this segment include TV Guide Channel, TV Guide Interactive, TVG Network, SNG, UVTV, SpaceCom and several other smaller related businesses. The Consumer Electronics Licensing (“CE Licensing”) Segment licenses video recording technology currently marketed under the VCR Plus+ system brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, under the GUIDE Plus+ brand in Europe and under the G-GUIDE brand in Asia. This segment also licensed intellectual property to manufacturers of set-top boxes for the digital satellite system (“DSS”) industry and continue to license its intellectual property to interactive television software providers and program listings providers in the online, personal computer and other non-television businesses. As a result of an agreement with DirecTV, the Company will no longer collect one-time license fees from manufacturers of DirecTV’s set-top boxes, but instead will be paid by DirecTV on a recurring revenue model based initially on new subscribers. Revenues paid by DirecTV will be recognized by the Cable and Satellite Segment. In addition, the CE Licensing Segment is responsible for the sale of advertising carried on the IPGs that are displayed in CE products and incurs costs associated with patent prosecution and certain litigation. The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(16) Segment and Geographical Information (continued)

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

Amounts for the years ended December 31, 2002 and 2001 have been reclassified to conform to the 2003 presentation.

Segment information for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	Year ended December 31,
	2003	2002	2001 (1)
Publishing Segment:
Revenues	$425,914	$475,242	$540,909
Operating expenses(2)	417,738	450,686	430,953

Adjusted EBITDA(3)	$8,176	$24,556	$109,956

Cable and Satellite Segment:
Revenues	$338,846	$405,988	$469,096
Operating expenses(2)	219,132	237,572	319,148

Adjusted EBITDA(3)	$119,714	$168,416	$149,948

CE Licensing Segment:
Revenues	$113,892	$120,161	$149,167
Operating expenses(2)	74,035	89,423	96,940

Adjusted EBITDA(3)	$39,857	$30,738	$52,227

Corporate Segment:
Operating expenses(2)	$169,486	$104,026	$44,567

Adjusted EBITDA(3)	$(169,486)	$(104,026)	$(44,567)

Consolidated
Revenues	$878,652	$1,001,391	$1,159,172
Operating expenses(2)	880,391	881,707	891,608

Adjusted EBITDA(3)	(1,739)	119,684	267,564
Stock compensation	(33,551)	(23,965)	(46,538)
Depreciation and amortization	(172,940)	(356,354)	(940,670)
Impairment of intangible assets	(416,481)	(2,446,836)	(10,800)

Operating loss	(624,711)	(2,707,471)	(730,444)
Interest expense	(6,164)	(9,839)	(27,375)
Loss on debt extinguishment	—	—	(3,331)
Other expense, net	(3,105)	(106,931)	(168,171)

Loss before income taxes and cumulative effect of an accounting change	$(633,980)	$(2,824,241)	$(929,321)

(1)	Effective July 18, 2001, the Company’s consolidated operating results include the operating results of SkyMall. SkyMall was acquired in a transaction accounted for as a purchase. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold.
(2)	Operating expenses mean operating expenses, excluding stock compensation, depreciation and amortization, and impairment of intangible assets.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(16) Segment and Geographical Information (continued)

(3)	Adjusted EBITDA is defined as operating loss, excluding stock compensation, depreciation and amortization and impairment of intangible assets. Due to purchase accounting related to our mergers with TV Guide on July 12, 2000 and SkyMall on July 18, 2001, the results of operations reflect significant amortization of finite-lived intangible assets. Accordingly, our industry segments are measured based on adjusted EBITDA. We believe adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to measure the operating profits or losses of our businesses, assess performance and make decisions about resource allocation.

A summary of the Company’s revenues, operating (loss) income and identifiable assets by geographic area is as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Revenues:
United States	$808,745	$924,737	$1,122,053
Foreign (1)	69,907	76,654	37,119

Total	$878,652	$1,001,391	$1,159,172

Operating (loss) income (2):
United States	$(675,789)	$(2,751,285)	$(734,471)
Foreign (1)	51,078	43,814	4,027

Total	$(624,711)	$(2,707,471)	$(730,444)

	December 31,
	2003	2002
Identifiable assets:
United States	$1,237,737	$1,904,374
Foreign (3)	96,432	184,800

Total	$1,334,169	$2,089,174

(1)	Revenues and operating loss included in foreign are principally earned by entities in the British Virgin Islands.
(2)	Operating loss consists of total revenues less operating expenses and does not include interest expense, loss on debt extinguishments and other expense.
(3)	Identifiable assets included in foreign are principally held by entities in the British Virgin Islands.

No single customer accounted for more than 10% of total revenues for the years ended December 31, 2003, 2002 and 2001.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(17) Quarterly Information (unaudited)

	Quarter ended
	March 31,	June 30,	September 30,	December 31, (1)
	(in thousands, except per share data)
2003
Revenues	$227,883	$226,081	$207,610	$217,078
Operating loss	(74,103)	(24,968)	(24,160)	(501,480)
Net loss	(45,362)	(22,534)	(18,137)	(491,365)
Basic and diluted loss per share	$(0.11)	$(0.06)	$(0.04)	$(1.20)

	Quarter ended
	March 31, (2)	June 30, (3)	September 30,	December 31,(4)
	(in thousands, except per share data)
2002
Revenues	$260,481	$259,293	$236,890	$244,727
Operating loss	(81,155)	(1,346,534)	(32,087)	(1,247,695)
Income (loss) before cumulative effect of an accounting change	(47,638)	(885,983)	3,877	(1,305,394)
Net income (loss)	(4,235,675)	(885,983)	3,877	(1,305,394)
Basic and diluted income (loss) per share before cumulative effect of an accounting change	$(0.11)	$(2.15)	$0.01	$(3.19)

(1)	The Company completed its annual goodwill impairment test as of October 31, 2003 for all of its reporting units and recorded impairment charges to goodwill and indefinite-lived intangible assets totaling $400.4 million in the quarter ended December 31, 2003. The Company also recorded a $16.1 million impairment charge to a finite-lived intangible asset in December 2003. The Company reached an agreement to settle the consolidated shareholder class action lawsuits pending in the U.S. District Court for the Central District of California and recorded a pre-tax charge of $67.5 million in the fourth quarter of 2003. The Company also recorded $8.7 million related to other matters in the fourth quarter of 2003.
(2)	Effective January 1, 2002, the Company adopted Statement 142. Pursuant to the transitional rules, management calculated an impairment charge of $223.2 million and $4.0 billion in the quarters ended March 31, 2002 and June 30, 2002, respectively. As required by this statement, these charges are recorded as of January 1, 2002 and are therefore shown in this period.
(3)	The Company determined certain events and circumstances indicated that the estimated fair values of goodwill, indefinite-lived and finite-lived intangible assets were less than their carrying value as of June 30, 2002 and recorded impairment charges to goodwill, indefinite-lived and finite-lived intangible assets totaling $1.3 billion in the quarter ended June 30, 2002.
(4)	The Company completed its annual goodwill impairment test as of October 31, 2002 for all of its reporting units and recorded impairment charges to goodwill and indefinite-lived intangible assets totaling $950.8 million in the quarter ended December 31, 2002. The Company also recorded a $188.0 million impairment charge to a finite-lived intangible asset in December 2002.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(18) Parent Company Only Financial Statements

The Revolving Facility is guaranteed by Gemstar and by certain subsidiaries of TV Guide, and the ownership interest of certain TV Guide subsidiaries is pledged as collateral. In addition, 79% of the cash and marketable securities balance of Superstar/Netlink Group LLC is subject to a lien pursuant to the terms of the Revolving Facility. The Revolving Facility also restricts TV Guide’s ability to pay dividends and transfers of assets to Gemstar, the parent company.

The following are summarized condensed parent-only financial statements of Gemstar as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001. The investments in subsidiaries, including TV Guide, are accounted for under the equity method. The condensed parent-only financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto (in thousands).

CONDENSED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$57,906	$24,347
Other current assets	233	6,133

Total current assets	58,139	30,480
Investments in and receivables from subsidiaries, including tax balances	330,848	830,331
Income taxes receivable	69,329	89,770
Other assets	2,659	3,387

	$460,975	$953,968

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$85,002	$59,498
Stockholders’ equity:
Preferred stock	—	—
Common stock	4,279	4,182
Additional paid-in capital	8,452,702	8,422,797
Accumulated deficit	(7,983,239)	(7,405,841)
Accumulated other comprehensive income, net of tax	743	4,204
Unearned compensation	(246)	(32,606)
Treasury stock	(98,266)	(98,266)

Total stockholders’ equity	375,973	894,470

	$460,975	$953,968

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(18) Parent Company Only Financial Statements (continued)

CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2002	2001
Operating expenses:
Operating expenses, exclusive of expenses shown below	$123,667	$36,342	$3,153
Stock compensation	33,551	23,965	46,538
Impairment of intangible assets	416,481	2,446,836	—

Operating loss	(573,699)	(2,507,143)	(49,691)
Equity in (losses) income in subsidiaries	(43,923)	222,964	(707,130)
Other income (expense), net	13,041	(12,630)	2,951

Loss before income taxes and cumulative effect of an accounting change	(604,581)	(2,296,809)	(753,870)
Income tax benefit	(27,183)	(61,671)	(3,194)

Loss before cumulative effect of an accounting change	(577,398)	(2,235,138)	(750,676)
Cumulative effect of an accounting change, net of tax	—	(4,188,037)	—

Net loss	$(577,398)	$(6,423,175)	$(750,676)

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(577,398)	$(6,423,175)	$(750,676)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of an accounting change	—	4,188,037	—
Deferred income taxes	30,317	(36,042)	45,345
Tax benefit associated with stock options	—	1,651	21,580
Stock compensation expense	33,551	23,965	46,538
Impairment of intangible assets	416,481	2,446,836	—
Equity in losses (income) of subsidiaries	43,923	(222,964)	707,130
Changes in assets and liabilities:
Receivables	(2)	48	(36)
Other assets	27,175	(95,010)	27
Accounts payable and accrued liabilities	25,504	56,668	(9,002)

Net cash (used in) provided by operating activities	(449)	(59,986)	60,906

Cash flows from investing activities:
Investments and acquisitions	—	(1,500)	(22,237)
Investments and receivables from subsidiaries	4,921	55,927	(148,761)
Purchases of marketable securities	—	(40,822)	(104,343)
Sales and maturities of marketable securities	—	100,644	106,680

Net cash provided by (used in) investing activities	4,921	114,249	(168,661)

Cash flows from financing activities:
Proceeds from exercise of stock options	28,811	1,270	20,273
Purchase of treasury stock	—	(63,423)	(6,404)

Net cash provided by (used in) financing activities	28,811	(62,153)	13,869

Effect of exchange rate changes on cash and cash equivalents	276	216	(108)

Net increase (decrease) in cash and cash equivalents	33,559	(7,674)	(93,994)
Cash and cash equivalents at beginning of period	24,347	32,021	126,015

Cash and cash equivalents at end of period	$57,906	$24,347	$32,021

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(19) Subsequent Events

(a) In February 2004, the Company reached an agreement to settle the consolidated shareholder class action lawsuits pending in the U.S. District Court for the Central District of California. Under the proposed agreement, the Company will pay a total settlement amount of $67.5 million, which will be paid in cash and stock. The Company will pay an aggregate of $42.5 million in cash to the class in a combination of direct payments and payments which may be made through the SEC. In addition, the Company agreed to issue 4,105,090 shares of its common stock, which was valued at $6.09 per share on the date the agreement was reached, or $25 million in the aggregate. The number of shares will increase if the price per share at the time of distribution to the class is less than $6.09 per share. The agreement also provides the Company with an option to substitute cash for up to 2,052,545 of the shares at $6.09 per share prior to the final settlement being approved. The Company retains its claims against its former Chief Executive Officer and former Chief Financial Officer and its claims against its insurance carriers related to the defense and settlement of these actions and related matters. This settlement is subject to approval by the Court and notice to the class. Accordingly, the Company recorded a pre-tax charge of $67.5 million in the fourth quarter of 2003, which is included in operating expenses. The Company expects to pay this amount in 2004.

(b) In February 2004, the Company signed an agreement with Comcast Corporation (“Comcast”) to form a joint IPG development group using the Company’s existing TV Guide Interactive IPG as a foundation to create an industry-leading cable IPG. The Company also agreed to enter into a long-term non-exclusive patent license and distribution agreement, which includes a one-time cash payment of $250 million by Comcast to the Company. The payment provides Comcast with the right to use the Company’s intellectual property and technology as well as the Company’s TV Guide brand and content on its IPGs. Additionally, the Company will enter into a new distribution arrangement with Comcast that provides for carriage of the TV Guide Channel, TV Guide On Demand and TVG throughout various Comcast systems. The Company expects to receive the one-time cash payment in the first half of 2004.

(c) On February 24, 2004, the Company agreed to settle its pending legal disputes with Pioneer Digital Technologies, Inc. (“Pioneer”) and its affiliates. The settlement includes a one-time payment of $14 million by Pioneer along with multi-year licensing agreements under which, among other things, Pioneer will pay per-unit license fees for digital products incorporating the Company’s technology. The Company expects to receive the one-time payment in the first half of 2004.

(d) On February 26, 2004, the Company was served with the complaint in a lawsuit captioned Minas Litos, et al v. Gemstar-TV Guide International, Inc. On February 17, 2004, individual shareholders filed a separate suit against the Company in the United States District Court for the Northern District of Indiana alleging breaches of fiduciary duty and violations of state and federal securities laws based on the same allegations as the federal shareholder class action and the state court derivative litigation. This latest action brings to six the number of shareholder and derivative lawsuits pending against the Company.

(e) In March 2004, the Company entered into a long-term non-exclusive patent license and distribution agreement with EchoStar Communications Corporation, which does business as DISH Network. The agreement includes a one-time payment by EchoStar of $190 million in cash and entitles EchoStar to utilize the Company’s intellectual property and technology as well as the TV Guide brand and content on its interactive program guides. Additionally, the Company entered into distribution arrangements with EchoStar providing for the launch and carriage of the TV Guide Channel as well as the extension of the existing distribution agreement for carriage of TVG on the DISH Network. The Company also signed an agreement with EchoStar that resolves all outstanding litigation between the parties. Separately, EchoStar will acquire the assets of SNG, UVTV and SpaceCom for approximately $48 million in cash. The sale of these assets to EchoStar is subject to certain regulatory approvals.

The carrying values at December 31, 2003 of the assets and liabilities that will be included in the disposal group are as follows (in thousands):

Other current assets	$1,032
Property and equipment, net	2,668
Goodwill	50,316
Finite-lived intangible assets	41,868
Accrued liabilities	(6,770)
Deferred revenue	(36,707)
Deferred tax liabilities	(18,267)

In February 2004, the Company also agreed to purchase the minority interest in Superstar/Netlink Group LLC for $15 million. The licenses and settlement agreement will become effective upon the closing of the asset sale transaction.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(19) Subsequent Events (continued)

As a result of this transaction, the Company intends to reclassify the assets that will be sold to EchoStar as assets held for sale. Effectively January 1, 2004, the Company will report results of operations of the related entities as discontinued operations and will cease amortization of certain finite-lived intangibles. Assuming the transaction is consummated, amortization expense will be decreased by $27.3 million and $14.5 million in 2004 and 2005, respectively.

EXHIBIT INDEX

Exhibit Number	Document Description

2.1	Agreement and Plan of Merger dated as of October 4, 1999, among Gemstar International Group Limited, G Acquisition Subsidiary Corp. and TV Guide, Inc., as amended on February 7, 2000 (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-96407), filed February 8, 2000)

3.1	Certificate of Incorporation of Gemstar International Group Limited (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-96407), filed February 8, 2000)

3.2	Certificate of Amendment to the Certificate of Incorporation of Gemstar-TV Guide International, Inc.

3.3	Amended and Restated Bylaws of Gemstar-TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

3.4	Amendment to Amended and Restated Bylaws of Gemstar-TV Guide International, Inc.

4.1	Second Amended and Restated Rights Agreement, effective as of July 12, 2000, between Gemstar and American Stock Transfer & Trust Company (Incorporated by reference to Gemstar’s Form 8-K, filed July 12, 2000)

4.3	Supplemental Indenture dated as of May 15, 2001, between TV Guide, Inc. and The Bank of New York (Incorporated by reference to Gemstar’s Amendment No. 3 on Form 10-K/A, filed March 31, 2003)

10.1	Gemstar-TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (Formerly the Gemstar International Group Limited 1994 Stock Incentive Plan; Composite Plan Document Reflecting Stock Splits and Plan Amendments Through 2001) (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-K/A, filed April 30, 2002)

10.2	Amendments to Gemstar-TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (Formerly the Gemstar International Group Limited 1994 Stock Incentive Plan; Composite Plan Document Reflecting Stock Splits and Plan Amendments Through 2001)

10.3	Gemstar International Group Limited Deferred Compensation Plan, effective as of January 30, 2000 (Incorporated by reference to Gemstar’s Form 10-K for the year ended March 31, 2000)

10.4	Trust under the Deferred Compensation Plan (Rabbi Trust) of Gemstar International Group Limited, effective as of January 30, 2000, by and between Gemstar International Group Limited and any appointed Subsidiary and Merrill Lynch Trust Company of California (Incorporated by reference to Gemstar’s Form 10-K for the year ended March 31, 2000)

10.5	SERP Deferred Compensation Plan (a continuation and restatement of the United Video Management, Inc. and Affiliates Employers’ SERP Deferred Compensation Plan); Trust under SERP Deferred Compensation Plan dated September 29, 1995 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended September 30, 1995)

10.6	Stockholders Agreement, dated as of October 4, 1999, by and among The News Corporation Limited, a South Australia, Australia corporation, Liberty Media Corporation, a Delaware corporation, Henry C. Yuen and Gemstar International Group Limited, a British Virgin Islands corporation (Incorporated by reference to Gemstar’s Form 8-K, filed February 8, 2000)

10.7	Facility A Loan Agreement for $300,000,000 Revolving Credit Facility among TV Guide, Inc. and various Financial Institutions, dated as of March 1, 1999 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended March 31, 1999)

10.8	First Amendment and Waiver to Facility A Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 25, 2000 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 1999)

Exhibit Number	Document Description

10.9	Second Amendment to Facility A Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 9, 2001 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 2000)

10.10	Third Amendment and Waiver to Facility A Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of June 19, 2003 (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Facility B Loan Agreement for $300,000,000 364-day Credit Facility among TV Guide, Inc. and various Financial Institutions, dated as of March 1, 1999 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended March 31, 1999)

10.12	First Amendment and Waiver to Facility B Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 25, 2000 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 1999)

10.13	Second Amendment to Facility B Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 9, 2001 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 2000)

10.14	Third Amendment and Waiver to Facility B Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of June 19, 2003 (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended June 30, 2003)

10.15	Parent Guaranty by Gemstar-TV Guide International, Inc. in favor of Bank of America, N.A., for the Issuing Bank and the Lenders, dated June 19, 2003 (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended June 30, 2003)

10.16	Umbrella Agreement, dated November 7, 2002, by and among The News Corporation Limited, Henry C. Yuen, Elsie Ma Leung and Gemstar–TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.17	Amendment No. 1 to the Stockholders’ Agreement, entered into on November 7, 2002, by and among The News Corporation Limited, Henry C. Yuen, and Gemstar–TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.18	Termination Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc., Gemstar Development Corporation, and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.19	Employment Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.20	Patent Rights Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.21	Letter Agreement, dated November 7, 2002, between Gemstar–TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.22	Termination Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc., Gemstar Development Corporation, and Elsie Ma Leung (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

Exhibit Number		Document Description

10.23		Employment Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc. and Elsie Ma Leung (Incorporated by reference to Gemstar’s Form 8-K filed November 12, 2002)

10.24		Letter Agreement, dated November 7, 2002, between Gemstar–TV Guide International, Inc. and Elsie Ma Leung (Incorporated by reference to Gemstar’s Form 8-K filed November 12, 2002)

10.25		Separation and Consulting Agreement, entered into as of March 4, 2002, between Gemstar–TV Guide International, Inc. and Peter C. Boylan III (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-K/A, filed April 30, 2002)

10.26		Employment Agreement, dated September 9, 2002, between Gemstar–TV Guide International, Inc. and John Loughlin (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2002, filed March 31, 2003)

10.27		Employment Agreement, dated October 8, 2002, between Gemstar–TV Guide International, Inc. and Jeff Shell (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2002)

10.28		Employment Agreement, dated November 1, 2002, between Gemstar–TV Guide International, Inc. and Jonathan Orlick (Incorporated by reference to Gemstar’s Form 10-K for the year ended December 31, 2002)

10.29		Employment Agreement, dated as of December 24, 2002, between Gemstar-TV Guide International, Inc. and Stephen Kay

10.30		Employment Agreement, dated as of April 16, 2003, between Gemstar-TV Guide International, Inc. and Ian Aaron (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended June 30, 2003)

10.31		Employment Agreement, dated as of April 28, 2003, between Gemstar-TV Guide International, Inc. and Brian Urban (Incorporated by reference to Gemstar’s Form 8-K filed July 3, 2003)

10.32		Employment Agreement, dated as of May 9, 2003, between Gemstar-TV Guide International, Inc. and Christine Levesque (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended June 30, 2003)

10.33		Employment Agreement, dated as of December 23, 2003, between Gemstar-TV Guide International, Inc. and Douglas Macrae

10.34		Employment Agreement, dated as of February 17, 2004, between ODS Technologies, L.P. and Ryan O’Hara

10.35	*	Memorandum of Understanding, dated February 12, 2004, between Gemstar-TV Guide International, Inc. and Lead Plaintiffs Teachers’ Retirement System of Louisiana and the General Retirement System of Detroit on behalf of themselves and members of the putative class

16.1		Letter, dated November 11, 2002, from KPMG LLP regarding change in certifying accountant (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 8-K/A, filed November 13, 2002)

21.1		List of Subsidiaries

23		Consent of Ernst & Young LLP

31.1		CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.