Form 10-Q
period 2004-03-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2004-05-05
CIK 923282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

        As of April 23, 2004, there were outstanding 423,294,412 shares of the registrant’s Common Stock, par value $0.01 per share.

GEMSTAR-TV GUIDE INTERNATIONAL, INC. INDEX

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

GEMSTAR-TV GUIDE INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	March 31, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$476,762	$257,360
Restricted cash	80,165	37,546
Marketable securities	4,574	4,897
Receivables, net	112,301	131,531
Deferred tax asset, net	15,742	21,175
Other current assets	33,148	26,884
Assets held for sale	85,539	--

Total current assets	808,231	479,393
Property and equipment, net	42,711	51,115
Indefinite-lived intangible assets	125,673	125,673
Finite-lived intangible assets, net	135,082	180,860
Goodwill	329,753	380,070
Income taxes receivable	69,329	69,329
Other assets	45,290	47,729

	$1,556,069	$1,334,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$249,042	$275,926
Income taxes payable	80,860	--
Current portion of long-term debt and capital lease obligations	139,986	2,104
Current portion of deferred revenue	155,440	186,147
Liabilities related to assets held for sale	37,539	--

Total current liabilities	662,867	464,177
Deferred tax liability, net	118,059	156,645
Long-term debt and capital lease obligations, less current portion	288	138,736
Deferred revenue, less current portion	357,017	137,047
Other liabilities	54,406	61,591
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share	--	--
Common stock, par value $.01 per share	4,333	4,279
Additional paid-in capital	8,479,800	8,452,702
Accumulated deficit	(8,023,015)	(7,983,239)
Accumulated other comprehensive income, net of tax	633	743
Unearned compensation	(53)	(246)
Treasury stock, at cost	(98,266)	(98,266)

Total stockholders' equity	363,432	375,973

	$1,556,069	$1,334,169

See accompanying Notes to Condensed Consolidated Financial Statements. 1

GEMSTAR-TV GUIDE INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED (In thousands, except per share data)

	Three Months Ended March 31, 2004 2003
Revenues:
Publishing	$98,362	$108,987
Cable and satellite	42,128	35,594
Consumer electronics licensing	54,680	33,863

	195,170	178,444

Operating expenses:
Publishing	90,409	97,167
Cable and satellite	27,191	24,769
Consumer electronics licensing	22,336	22,216
Corporate	19,768	25,364

Operating expenses, exclusive of expenses shown below	159,704	169,516
Stock compensation	203	39,595
Depreciation and amortization	8,628	55,731

	168,535	264,842

Operating income (loss)	26,635	(86,398)
Interest expense	(1,102)	(1,953)
Other income, net	560	3,208

Income (loss) from continuing operations before income taxes	26,093	(85,143)
Income tax expense (benefit)	39,535	(33,787)

Loss from continuing operations	(13,442)	(51,356)

Discontinued operations:
Income from discontinued operations	14,339	9,835
Loss on disposal of discontinued operations	(28,882)	--
Income tax expense	11,791	3,841

(Loss) income from discontinued operations	(26,334)	5,994

Net loss	$(39,776)	$(45,362)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.03)	$(0.13)
(Loss) income from discontinued operations	(0.06)	0.02

Net loss	$(0.09)	$(0.11)

Weighted average shares outstanding - basic and diluted	420,032	408,156

See accompanying Notes to Condensed Consolidated Financial Statements. 2

GEMSTAR-TV GUIDE INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—UNAUDITED (In thousands)

	Three Months Ended March 31, 2004 2003
Balance at beginning of period	$375,973	$894,470
Net loss	(39,776)	(45,362)
Other comprehensive loss	(110)	(4,934)

Comprehensive loss	(39,886)	(50,296)
Other, principally shares issued pursuant to stock option plans, including tax benefit,
and amortization of unearned compensation	27,345	39,599

Balance at end of period	$363,432	$883,773

See accompanying Notes to Condensed Consolidated Financial Statements. 3

GEMSTAR-TV GUIDE INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED (In thousands)

	Three Months Ended March 31, 2004 2003
Cash flows from operating activities:
Net loss	$(39,776)	$(45,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,628	65,662
Deferred income taxes	(33,152)	(38,900)
Stock compensation expense	203	39,595
Tax benefit associated with stock options	1,259	--
Loss on disposal of discontinued operations	28,882	--
Accretion of discount on note receivable	(618)	(865)
Gain on sale of marketable securities	(51)	(2,026)
Transfer to restricted cash	(42,500)	--
Other	251	190
Changes in operating assets and liabilities:
Receivables	14,672	351
Other assets	(3,686)	18,756
Accounts payable, accrued expenses and other liabilities	55,572	(5,493)
Deferred revenue	220,940	(15,695)

Net cash provided by operating activities	210,624	16,213

Cash flows from investing activities:
Investments and acquisitions	(15,000)	--
Purchases of marketable securities	(4,502)	--
Sales and maturities of marketable securities	4,775	10,428
Proceeds from sale of assets	2,322	814
Additions to property and equipment	(3,058)	(2,623)

Net cash (used in) provided by investing activities	(15,463)	8,619

Cash flows from financing activities:
Repayments under bank credit facility and term loan	--	(22,500)
Repayment of capital lease obligations	(566)	(528)
Proceeds from exercise of stock options	25,883	4
Distributions to minority interests	(1,060)	(3,874)

Net cash provided by (used in) financing activities	24,257	(26,898)

Effect of exchange rate changes on cash and cash equivalents	(16)	383

Net increase (decrease) in cash and cash equivalents	219,402	(1,683)
Cash and cash equivalents at beginning of period	257,360	350,262

Cash and cash equivalents at end of period	$476,762	$348,579

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,220	$915
Cash paid for interest	927	1,589

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s 2003 Annual Report on Form 10-K and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

        The Company adopted a plan to dispose of its Superstar/Netlink Group LLC (“SNG”), UVTV distribution services and SpaceCom businesses (collectively the “SNG Businesses”) and subsequently entered into an agreement to sell substantially all of the operating assets of these businesses. See Notes 2 and 12. The accompanying condensed consolidated balance sheet as of March 31, 2004 reflects the assets and liabilities to be sold as assets and liabilities of operations held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Additionally, the SNG Businesses, previously reported as part of the Cable and Satellite business segment, are shown as discontinued operations in the accompanying condensed consolidated statements of operations. Therefore, unless otherwise indicated, amounts provided in these notes pertain to continuing operations.

        Certain financial statement items for prior periods, including the results of discontinued operations, have been reclassified to conform to the 2004 presentation.

      Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires variable interest entities (commonly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 became effective immediately for variable interest entities created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 were delayed until March 31, 2004. The Company adopted FIN 46 effective March 31, 2004, and its adoption did not have a material impact on its results of operations and financial position.

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

(2)  Dispositions and Acquisitions

      Discontinued Operations –SNG Businesses

        To facilitate the sale of SNG, on February 19, 2004, the Company entered into an agreement to purchase the minority interest in SNG from WISDOM Media Holdings, Inc. for $15 million. On March 1, 2004, the Company entered into an agreement with EchoStar Communications Corporation (“EchoStar”), which does business as the DISH Network. EchoStar agreed to acquire substantially all of the operating assets and certain liabilities relating to the SNG Businesses for approximately $48 million in cash.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

        On April 5, 2004, EchoStar purchased the operating assets of SNG and the UVTV distribution services business for $46 million and assumed certain liabilities. The sale of the Company’s SpaceCom business to EchoStar is expected to occur in May 2004, subject to certain regulatory approvals, at which time the Company will receive additional consideration of $2.0 million in cash. In addition, certain patent license and distribution agreements between the Company and EchoStar became effective on April 5, 2004. See Note 12.

        Revenues of the SNG Businesses were $35.2 million and $49.4 million for the three months ended March 31, 2004 and 2003, respectively. The accompanying condensed consolidated balance sheet as of March 31, 2004 reflects the assets and liabilities to be sold to EchoStar as assets and liabilities of operations held for sale in accordance with Statement 144.

        The carrying values at March 31, 2004 and December 31, 2003 of the assets and liabilities that are included in the disposal group are as follows (in thousands):

	March 31, 2004	December 31, 2003
Receivables	$4,589	$--
Other current assets	1,238	1,032
Property and equipment, net	2,641	2,668
Goodwill	35,203	50,316
Finite-lived intangible assets	41,868	41,868

Total assets	$85,539	$95,884

Accrued liabilities	(6,132)	(6,770)
Deferred revenue	(30,912)	(36,707)
Other liabilities	(495)	--

Total liabilities	$(37,539)	$(43,477)

        In connection with the sale of the SNG Businesses, the Company recognized a pre-tax loss on disposal of discontinued operations of $28.9 million. The loss consisted of a write-down of the net carrying value of the disposal group to fair value less cost to sell. Costs associated with this disposal have been estimated at $5.9 million and are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. These costs consist principally of the contractual acceleration of certain liabilities, employee-related transfer costs necessitated by the deal structure (asset purchase), and other transaction costs as follows:

Contractual liabilities	$3,708
Employee related transfer costs	1,233
Transaction and other	977

Accrued costs	$5,918

        These costs are expected to be paid in 2004 and 2005.

      Samsung Transaction

        In February 2004, the Company acquired the approximately 20% minority interest held by Samsung Electronics Co., Ltd. (“Samsung”) in one of the Company’s subsidiaries. The Company agreed to release Samsung from a claim arising in connection with Samsung’s transfer of set-top boxes to a satellite television service provider prior to January 1, 2004. In exchange, Samsung agreed to pay the Company $4.0 million in cash and transfer its shares of common stock in a Company subsidiary at no additional cost to the Company. The fair value of Samsung’s minority interest in the subsidiary was estimated to be $1.4 million. The Company recognized revenue of $5.4 million in connection with this transaction in the three months ended March 31, 2004.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— UNAUDITED
(Continued)

   (3)  Comcast Joint Venture

        On March 31, 2004, the Company and Comcast Corporation (“Comcast”) formed a joint venture to develop interactive program guides (“JV IPGs”) and related middleware for the cable industry using the existing TV Guide Interactive IPG (“TVGI IPG”) software as the basis for development. The Company contributed assets with a carrying value of approximately $1.5 million, a lease, development tools and transferred certain of the employees of its TVGI IPG research and development unit to the venture, as well as certain intellectual property rights. The joint venture is 49% owned by the Company and 51% owned by Comcast, with Comcast serving as the managing member. As part of the agreement, Comcast has the right to launch all joint development products across its digital subscriber base. Gemstar will have the exclusive rights to distribute the joint development products to other multichannel video providers. The joint development team also will provide development support for the Company’s existing and future affiliate partners.

        The Company will account for its 49% share of the operations of the joint venture as an operating expense in accordance with SFAS No. 68, Research and Development Arrangements. For the first three years, the Company has agreed to fund an annual commitment, subject to minimum and maximum provisions and certain escalation clauses, to the joint venture.

        The parties also entered into a non-exclusive patent and distribution license for which Comcast made a $250 million one-time cash payment to the Company on March 31, 2004. The license entitles Comcast to utilize the Company’s intellectual property and technology, as well as the TV Guide brand and content on Comcast’s IPG. Additionally, the companies entered into new distribution arrangements providing for carriage of TV Guide Channel, TV Guide On Demand and TVG Network. The Company recorded the $250 million upfront license fee, less certain adjustments, as deferred revenue, which will be amortized into income on a straight-line basis over the term of the license agreement.

(4)   Credit Arrangements

        The Company’s wholly owned subsidiary, TV Guide, Inc. (“TV Guide”), had a $254.5 million six-year revolving credit facility (“Revolving Facility”), expiring in February 2005. Outstanding borrowings under the Revolving Facility at March 31, 2004 and December 31, 2003 were $138.4 million for both periods. On April 26, 2004, the Company paid off and retired this facility.

(5)  Litigation and Other Contingencies

        The following material developments in the Company’s legal proceedings have occurred in the quarter ended March 31, 2004. In addition to the items listed below, the Company is party to various legal actions, claims and proceedings as set forth in its Form 10-K for the year ended December 31, 2003 and other actions, claims and proceedings incidental to its business. Additional information regarding certain of the matters discussed below is contained in our Form 10-K for the year ended December 31, 2003.

        Yuen and Leung v. Gemstar-TV Guide International, Inc., in the Chancery Court of the State of Delaware, New Castle County, Case No. 04 CV 398-N. On April 23, 2004, former employees Dr. Henry Yuen and Elsie Ma Leung filed a declaratory action in the Delaware Chancery Court seeking a declaration of entitlement to advancement of legal fees and expenses, and ordering payment of claimed outstanding fees in the amount of $2.3 million arising from six separate litigation, arbitration and investigation matters, each of which is described in the filing on Form 10-K for the year ended December 31, 2003 and previous filings on Form 10-Q. Dr. Yuen and Ms. Leung also seek reimbursement for attorneys’ fees and costs incurred in bringing the Delaware action for the recovery of their legal fees.

        Pamela L. McKissick v. Gemstar-TV Guide International, et al., in the United States District Court, Northern District of Oklahoma, Case No. 04 CV 262P (J). On April 20, 2004, former employee Pamela L. McKissick filed suit against the Company and Dr. Yuen and Ms. Leung, alleging violations of securities laws, fraud and negligent misrepresentation in connection with the value of her stock options and seeking unspecified damages. The Company expects to file its initial response in May 2004.

        SEC Matters

        On January 6, 2004, the SEC amended its complaint in Securities and Exchange Commission v. Yuen, et al., Case No. CV 03-4376 NM (MANx) to include three more of the Company’s former employees, Peter C. Boylan, Craig Waggy, and Jonathan B. Orlick. The Company is not named as a party in this action.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

        Shareholder and Derivative Litigation

        As previously disclosed, the Company is a party to the proceeding captioned In re Gemstar-TV Guide International Securities Litigation, in the United States District Court for the Central District of California, Master File No. 02-2775 MRP (PLAx). On March 10, 2004, the Company deposited $27.5 million into a trust account and $15.0 million into a segregated bank account pursuant to the terms of the Memorandum of Understanding entered into with co-lead plaintiffs in the consolidated class action case. Such amounts are classified as restricted cash on the condensed consolidated balance sheet at March 31, 2004. In April 2004, the parties submitted formal settlement documents to the Court for preliminary approval. On April 27, 2004, the Company transferred $15.0 million and accumulated interest from the segregated bank account to the trust account pursuant to the settlement documents submitted to the Court.

        Claims Under the Company’s Directors and Officers Liability Insurance Policies. The Company has tendered various claims, including claims for defense costs related to the ongoing SEC investigation and the pending shareholder and derivative actions, to the issuers of its directors and officers liability insurance policies. The Company’s insurance carriers have reserved their rights under the policies with respect to the payment of these claims, have disputed the availability of coverage under these policies on various grounds and have made no payments under the policies for the vast majority of the costs incurred by the Company in connection with these matters. The Company has commenced a formal dispute resolution process.

        Patent and Antitrust Litigation

        Settlement with Pioneer. As previously disclosed, the Company and its subsidiaries were parties to several legal proceedings involving Pioneer Electronics Corp. (“Pioneer”) and its affiliates. In February 2004, the Company agreed to settle its pending legal disputes with Pioneer and its affiliates. As a result of this settlement, all claims and counterclaims asserted by the Company and Pioneer against each other or their respective affiliates in the legal proceedings described in the Company’s Form 10-K for the year ended December 31, 2003 have been resolved and dismissed by agreement of the parties. Among the proceedings that were dismissed as between the Company and Pioneer and their respective affiliates were the following, each of which is described in greater detail in the Company’s Form 10-K for the year ended December 31, 2003:

•

Georgia Multi-District Litigation Proceedings - On December 1, 1998, the Company filed a patent infringement action against Pioneer Electronic Corp., Pioneer North America, Inc. and Pioneer New Media Technologies, Inc. in the U.S. District Court for the Central District of California seeking damages and injunctive relief based upon the alleged infringement of two patents by Pioneer's interactive program guide. This action was later transferred to the Northern District of Georgia.

•

In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation No. 337-TA-454 (ITC) — On February 14, 2001, the Company and StarSight, a subsidiary of the Company, filed a complaint against Pioneer, among other respondents, alleging the same facts and seeking the same relief as described above.

•

On November 17, 2000, Pioneer Digital Technologies, Inc. filed suit against the Company and various of its subsidiaries in Los Angeles County Superior Court claiming, among other matters, that the Company and certain of its subsidiaries have violated state antitrust and unfair competition laws. Pioneer Digital Technologies sought damages and injunctive relief against the Company.

•

On February 9, 2001, the Company and StarSight filed patent infringement actions against several respondents including Pioneer in the U.S. District Court for the Northern District of Georgia seeking damages and injunctive relief.

        The settlement included a one-time payment of $14.0 million, which the Company received in March 2004, along with multi-year licensing agreements under which, among other things, Pioneer will pay per-unit license fees for digital products incorporating the Company’s technology.

        Settlement with EchoStar. As previously disclosed, the Company and its subsidiaries were parties to several legal proceedings involving EchoStar and its affiliates. In March 2004, the Company and EchoStar agreed to settle all of the pending legal disputes between them. As a result of this settlement, all claims and counterclaims asserted by the Company, EchoStar and SCI Systems, Inc. against each other or their respective affiliates in the legal proceedings described in the Company’s Form 10-K

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

for the year ended December 31, 2003 have been resolved and dismissed by agreement of the parties. Among the proceedings that were dismissed as between the Company and EchoStar and their respective affiliates were the following, each of which is described in greater detail in the Company’s Form 10-K for the year ended December 31, 2003:

•

Georgia Multi-District Litigation Proceedings— On October 23, 2000, StarSight filed a patent infringement suit against EchoStar Communications Corp., EchoStar Satellite Corp. and EchoStar Technologies Corp. in the United States District Court for the Western District of North Carolina, claiming, among other matters, that EchoStar companies willfully infringed certain StarSight intellectual property. StarSight, among other relief, sought an injunction and monetary damages. On December 5, 2000, EchoStar filed an action against the Company and several of its subsidiaries in the U.S. District Court for the District of Colorado alleging that the Company and several of its subsidiaries violated federal and state antitrust laws and seeking, among other relief, damages and an injunction. These actions were later transferred to the Northern District of Georgia.

•

On February 9, 2001, the Company and StarSight filed patent infringement actions against several respondents including EchoStar Communications Corporation in the U.S. District Court for the Northern District of Georgia seeking damages and injunctive relief.

•

In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation No. 337-TA-454 (ITC) — The Company and StarSight filed an action on February 14, 2001 with the United States International Trade Commission alleging that EchoStar, among other respondents, were violating Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337, regarding imports of certain set-top boxes and components thereof. The Company sought an order excluding from entry into the United States all imported set-top boxes and components that infringe, directly, contributorily or by inducement, any claims of the patents in suit, and directing respondents to cease and desist from importing, marketing, advertising, demonstrating, warehousing, distributing, selling and/or using set-top boxes or components that so infringe.

•

SuperGuide Corporation v. DirecTV Enterprises, Inc., et al.— Gemstar Development Corporation, a wholly owned subsidiary of the Company, was added as a third-party defendant in the above captioned case in the U.S. District Court for the Western District of North Carolina on March 23, 2001. During the litigation, Gemstar Development Corporation asserted claims against EchoStar for infringing the SuperGuide Patents within Gemstar Development Corporation’s defined fields of use. Gemstar Development Corporation sought declaratory relief.

        In connection with the settlement, the Company entered into a long-term non-exclusive license and distribution agreement with EchoStar, which does business as the DISH Network. The agreement includes a one-time payment by EchoStar of $190.0 million in cash and entitles EchoStar to utilize the Company’s intellectual property and technology, as well as the TV Guide brand and content on its interactive program guides. Additionally, the Company entered into distribution agreements with EchoStar providing for the launch and carriage of the TV Guide Channel, as well as the extension of the existing distribution agreement for carriage of TVG on the DISH Network. See Note 12.

        MDL Patent Litigation in the Northern District of Georgia. As previously disclosed, the Company is a party to the patent and antitrust litigation matters consolidated under the action captioned In re Gemstar Development Corporation Patent Litigation, in the United States District Court for the Northern District of Georgia, Master File No. MDL-1274-WBH (the “MDL Litigation”). The following events have occurred with regard to the MDL Litigation: Scientific-Atlanta, Inc. v. Gemstar International Group Limited, Gemstar Development Corporation and Index Systems, Inc., in the United States District Court for the Northern District of Georgia, Civil Action File No. 1:98-CV-3477-WBH. In March 2004, the Court granted Scientific Atlanta’s motions for summary judgment of non-infringement on United States Patent Nos. 4,908,713 and 5,915,068. In March 2004, the Court also granted each of Gemstar’s three motions for partial summary judgment on Scientific Atlanta’s Federal anti-trust claims against the Company, thereby dismissing Scientific Atlanta’s sham litigation, advertising tie, and patent product tie antitrust claims.

        Appeal of SuperGuide Case.As previously disclosed, the Company is a party to the case captioned SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., Civil Action No. 1:00CV144-T. On February 12, 2004, the Court of Appeals for the Federal Circuit affirmed in part, reversed in part, and vacated the summary judgment entered against the Company by the United States District Court for the Western District of North Carolina in this case. In April of 2004, the Federal Circuit denied

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

the Defendants’ Petition for Panel Rehearing and Rehearing En Banc and the case has been remanded to the district court in North Carolina for further proceedings.

        Other Litigation

        As previously disclosed, the Company is a party to the case captioned In re Magazine Antitrust Litigation (S.D.N.Y. Master File No. 00 Civ. 4889) (RCC). The Company’s primary remaining exposure in this proceeding was the payment of its proportional share of plaintiffs’ attorneys’ fees. In February 2004, the Final Judgment and Order of Dismissal in the case approving the settlement, without an award of attorneys’ fees to plaintiffs, was docketed. The plaintiffs did not appeal the final judgment and the settlement was deemed approved in March.

        Litigation is uncertain, and the outcome of individual cases is not predictable with any assurance. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on the Company’s financial position or results of operations. Except as expressly noted herein, the Company intends to vigorously defend or prosecute all pending legal matters. At this time, management has not reached a determination that any of the matters listed above or the Company’s other litigation are expected to result in liabilities that will have a material adverse effect on the Company’s financial position or results of operations.

(6)   Related Party Transactions

        As of March 31, 2004, The News Corporation Limited (“News Corporation”) beneficially owned approximately 41% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

        The Company charged entities controlled by News Corporation $4.1 million and $5.0 million for advertising and other services during the three months ended March 31, 2004 and 2003, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $429,000 and $622,000, respectively.

        The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.1 million and $966,000 for the three months ended March 31, 2004 and 2003, respectively.

        News Corporation also provided the Company with the services of various News Corporation personnel from October 2002 through June 2003, including the Company’s former acting chief financial officer. Expenses associated with these services approximated $200,000 for the three months ended March 31, 2003. During the three months ended March 31, 2003, the Company also purchased catalog inventory and eBook content from News Corporation-controlled entities totaling $61,000. No comparable purchases occurred in the three months ended March 31, 2004.

        The Company transmits interactive program guide data in the vertical blanking interval of each television broadcast station owned and operated by an affiliate of News Corporation. In exchange, the affiliate’s stations are entitled to a preferred position on the IPG in their designated market areas. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

        As of March 31, 2004 and December 31, 2003, the Company had receivables due from News Corporation-controlled entities totaling $2.2 million and $1.8 million, respectively, and payables due to News Corporation-controlled entities totaling $96,000 and $347,000, respectively.

        The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

        The Company, through its wholly owned subsidiary, TV Guide On Screen, Inc., leases approximately 25,941 square feet of office space from CMT Realty Partnership, a privately held real estate partnership. The two sons of Douglas Macrae, an executive officer of the Company, through the 1993 DBM Descendants Trust (“DBM Trust”), own a 45% interest in CMT Realty Partnership. Rent expense recognized under this lease for the three months ended March 31, 2004 and 2003 was $133,000 and $104,000, respectively. DBM Trust receives distributions from CMT Realty Partnership, which include profits from the lease arrangement with the Company.

(7)   Segment Information

        The Company organizes its businesses into four groups that also represent its reportable business segments. The segments are organized along three industry lines in addition to a segment comprising certain corporate functions and related expenses. The Publishing Segment consists of the Company’s print and electronic publishing units and websites, including TV Guide magazine, TV Guide Online and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups. The Cable and Satellite Segment offers products, services and technologies to consumers and service providers in the cable and satellite industry. The business units in this segment include TV Guide Channel, TV Guide Interactive, TVG Network, and several other smaller related businesses. As described in Note 2, the SNG Businesses, previously reported as part of the Cable and Satellite business segment, are shown as discontinued operations in the accompanying condensed consolidated statements of operations. The Consumer Electronics Licensing (“CE Licensing”) Segment licenses video recording technology currently marketed under the VCR Plus+ system brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, under the GUIDE Plus+ brand in Europe and under the G-GUIDE brand in Asia. This segment also licensed intellectual property to manufacturers of set-top boxes for the digital satellite system industry and continues to license its intellectual property to interactive television software providers and program listings providers in the online, personal computer and other non-television businesses. As a result of an agreement with DirecTV that became effective January 1, 2004, the Company no longer collects one-time license fees from manufacturers of DirecTV’s set-top boxes, but instead is paid by DirecTV on a recurring revenue model based initially on new subscribers. Revenues earned from DirecTV are recognized by the Cable and Satellite Segment. In addition, the CE Licensing Segment is responsible for the sale of advertising carried on the IPGs that are deployed in CE products and incurs costs associated with patent prosecution and certain litigation. The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs.

        The Company’s reportable industry segments are strategic business units that offer distinct products and services and compete in distinct industries. The Company’s chief operating decision maker uses an adjusted EBITDA measurement to evaluate the performance of, and allocate resources to, the industry segments. Balance sheets of the reportable segments are not used by the chief operating decision maker to allocate resources or assess performance of the businesses.

        Cable and Satellite segment information for 2003 has been restated to reflect only the results of businesses that are part of the Company’s continuing operations. Certain prior period amounts, including the results of discontinued operations, have been reclassified to conform to the current presentation. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss when reviewed by the Company’s chief operating decision maker.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

        Segment information for the three months ended March 31, 2004 and 2003 is presented and reconciled to consolidated income (loss) from continuing operations before income taxes as follows:

	Three Months Ended March 31, 2004 2003
Publishing Segment:
Revenues	$98,362	$108,987
Operating Expenses(1)	90,409	97,167

Adjusted EBITDA(2)	$7,953	$11,820

Cable and Satellite Segment:
Revenues	$42,128	$35,594
Operating Expenses(1)	27,191	24,769

Adjusted EBITDA(2)	$14,937	$10,825

CE Licensing Segment:
Revenues	$54,680	$33,863
Operating Expenses(1)	22,336	22,216

Adjusted EBITDA(2)	$32,344	$11,647

Corporate Segment:
Operating Expenses(1)	$19,768	$25,364

Adjusted EBITDA(2)	$(19,768)	$(25,364)

Consolidated:
Revenues	$195,170	$178,444
Operating Expenses(1)	159,704	169,516

Adjusted EBITDA(2)	35,466	8,928
Stock compensation	(203)	(39,595)
Depreciation and amortization	(8,628)	(55,731)

Operating income (loss)	26,635	(86,398)
Interest expense	(1,102)	(1,953)
Other income, net	560	3,208

Income (loss) from continuing operations before income taxes	$26,093	$(85,143)

(1)	Operating expenses means operating expenses, excluding stock compensation and depreciation and amortization.

(2)	Adjusted EBITDA is defined as operating income (loss), excluding stock compensation and depreciation and amortization. The Company believes adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by the chief operating decision maker to evaluate the performance of and allocate resources to the industry segments.

(8)     Income Taxes

        The provision for income taxes as a percentage of income (loss) from continuing operations before income taxes was 151.5% for the three months ended March 31, 2004 compared to 39.7% for the same period in 2003. The Company’s effective tax rate was negatively impacted by a valuation allowance recorded against a deferred tax asset created upon completion of patent license and distribution agreements with EchoStar and Comcast. See Notes 3 and 12. The Company’s overall effective tax rate in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, the Company’s current and future tax expense or benefit as a percentage of income or loss before income taxes may vary from period to period.

(9)     Stock-Based Employee Compensation

        The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“Statement 148”). The Company measures compensation expense for its stock option

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. Options awarded under the Company’s stock option plans are granted with an exercise price equal to the fair market value on the date of the grant. Exceptions to the Company’s stock option policy relate to (a) a 1998 stock option grant to the Company’s former chief executive officer that specified a measurement date subsequent to the date of the award, and (b) unvested stock options assumed by the Company in the TV Guide acquisition for which a portion of the purchase price was assigned to unearned compensation.

        The following table presents the effect on net loss and basic and diluted net loss per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123 (in thousands, except per share data).

	Three Months Ended March 31, 2004 2003
Net loss, as reported	$(39,776)	$(45,362)
Add: Stock-based employee compensation included in reported net loss,
net of related tax effects	80	23,955
Deduct: Total stock-based employee compensation determined under fair value based
method for all awards, net of related tax effects	(1,707)	(3,943)

Pro forma net loss	$(41,403)	$(25,350)

Basic and diluted net loss per share:
As reported	$(0.09)	$(0.11)
Pro forma	(0.10)	(0.06)

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

Stock Compensation - As Reported

        Stock compensation was $203,000 for the three months ended March 31, 2004 as compared with $39.6 million for the same period in 2003. Included in stock compensation expense for the three months ended March 31, 2003 is $33.7 million related to stock options held by the Company's former chief executive officer, Dr. Yuen, and former chief financial officer, Ms. Leung. The Company terminated the former executives' employment for cause on April 18, 2003. In 1998, the executives entered into employment agreements that provided for accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. The intrinsic value was computed as the difference between the exercise price per share and the stock price per share on the new measurement date multiplied by the number of options. Compensation expense was recognized only when the Company determined that these executives would benefit from the extension of the post-employment exercise period. As a result of the termination, the Company recognized a pre-tax stock compensation charge of $33.7 million during the three months ended March 31, 2003. To the extent that other executives have had similar modifications to their options, a potential future compensation charge may occur if the executives benefit from the modification.

        Stock compensation also includes amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options assumed in the merger with TV Guide, Inc. Unearned compensation is being amortized over the remaining vesting period of the options using an accelerated method. Amortization of unearned compensation was $193,000 and $1.1 million for the quarters ended March 31, 2004 and 2003, respectively. Stock compensation for the quarter ended March 31, 2003 also included $4.8 million relating to restricted stock that was to be issued to Dr. Yuen and Ms. Leung in

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

connection with the management restructuring in the fourth quarter of 2002. This expense was subsequently reversed in the second quarter of 2003, since these executives were terminated in April 2003 and the restricted stock was not issued.

(10)     Post-Employment Compensation

         On April 18, 2003, the Company terminated the employment of Dr. Yuen and Ms. Leung for cause in accordance with the terms of each of their employment agreements. On May 30, 2003, Dr. Yuen and Ms. Leung commenced arbitration proceedings against the Company to contest their April 18, 2003 terminations for cause. If an arbitration panel concurs that each of them was properly terminated for cause, the Company is not obligated to make any awards of stock options, restricted stock or stock units contemplated by each of their respective employment and termination agreements. The cash payments and accelerated vesting of stock options set forth in their respective termination agreements are not directly affected by the Company's determination to terminate their employment for cause under their respective employment agreements; however, the Company is disputing any obligation to make such payments or accelerate such vesting under a variety of legal theories in the arbitration proceedings against the Company.

        The Company has continued to pay salary and benefits to Dr. Yuen and Ms. Leung during the post-employment period at pay rates in effect prior to their termination on April 18, 2003. Under the terms of the former executives' respective employment agreements, the Company is obligated to pay such amounts until an arbitration panel concurs that each of them was properly terminated. Such payments totaled approximately $737,000 for the three months ended March 31, 2004, and were included in operating expenses in the accompanying condensed consolidated statements of operations.

        Pursuant to the terms of the Patent Rights Agreement, the Company has the option to acquire certain of Dr. Yuen's inventions during the period commencing on April 18, 2003 and ending on November 7, 2009. The Company may, in its sole discretion, terminate the agreement on April 18, 2006. The Company agreed to grant Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not to compete with the Company within the fields of interactive program guides and interactive television. Subject to applicable terms and conditions, the agreement provides for (i) annual compensation of $250,000, (ii) an acquisition fee of $250,000 for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the Patent Rights Agreement from the sale of specified products and services with a guaranteed minimum of $1.25 million and a maximum of $2.75 million annually, with the minimum and maximum subject to annual adjustment for increases in the Consumer Price Index for Los Angeles, California, and (iv) 200,000 stock options per year to be granted each November at the market price on the date of grant during the term of this agreement. As a result of the termination of Dr. Yuen's employment on April 18, 2003, and the resulting commencement of the effective term of the Patent Rights Agreement, the Company recognized a compensation charge and royalty fee totaling $750,000 during the three months ended March 31, 2004. These costs are included in operating expenses in the condensed consolidated statements of operations. Under the terms of the restructuring agreements, the Company will not be obligated to issue any stock options under the agreement as a result of the forfeiture of Dr. Yuen's right to receive such options.

(11)     Guarantees

        TV Guide's obligations under its credit facility were guaranteed by the Company and by certain subsidiaries of TV Guide, and the ownership of certain TV Guide subsidiaries is pledged as collateral. At March 31, 2004, outstanding borrowings under the credit facility were $138.4 million. This facility was retired in April 2004. See Note 4.

         The Company is a party to a loan guarantee to assist a key printing services supplier in obtaining a line of credit and term loans with a bank. The loans permitted the printer to continue providing services to the Company. The maximum exposure to the Company under this guarantee at March 31, 2004 is $3.9 million.

        In addition to the items listed above, the Company also guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

        The Company provides indemnification protection to certain of its licensees under which the licensee is indemnified and held harmless from certain claims arising out of the incorporation of the Company's products, services and/or technologies into the licensee's products, provided the licensee meets the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company's indemnification obligation is typically limited to the cumulative amount paid to the Company by the licensee under the license agreement. Pursuant to its arrangement with one licensee, the Company has agreed to reimburse the licensee for legal expenses and liabilities in connection with certain pending claims in an

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

aggregate amount not to exceed $3.5 million. Other license agreements do not specify a limit on amounts that may be payable under the indemnity arrangements.

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

         In conjunction with the assignment of a lease held by TV Guide to a joint venture entity, TV Guide and the Company's co-venturer jointly and severally guaranteed the obligations of the joint venture under the lease. TV Guide's guaranty obligations continue as long as the Company is a member of the joint venture.

         The Company also has agreements to indemnify a number of its former and current officers and directors against losses incurred by them as a result of their service as an officer and/or director of the Company. In particular, the Company has certain agreements to indemnify and/or reimburse individuals for legal fees and expenses incurred in connection with certain litigation and investigatory proceedings. Among the former officers and directors with whom the Company has such agreements are Dr. Yuen, Ms. Leung, Peter C. Boylan and Jonathan Orlick. The litigation and investigatory proceedings to which these agreements relate include, but are not limited to, the investigation presently being conducted by the SEC and the shareholder and derivative litigation to which the Company is a party. The Company recorded approximately $3.7 million and $3.0 million in legal expenses incurred by its former officers and directors in the three months ended March 31, 2004 and 2003, respectively. These amounts are included in operating expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2004 and December 31, 2003, the Company had accrued liabilities of $5.1 million and $3.7 million, respectively, for such amounts, which are included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

         The Company maintains director and officer liability insurance with respect to liabilities arising out of certain matters, including matters arising under securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the insurance policies. While the Company believes that the policies provide coverage for these claims, the Company's insurance carriers have reserved their rights under the policies with respect to the payment of these claims, have disputed the availability of coverage on various grounds and have made no payments under these policies for the vast majority of the costs incurred by the Company in connection with these matters. Through March 31, 2004, the Company incurred legal fees of approximately $3.3 million in excess of its deductible in connection with the above-mentioned shareholder and derivative litigation. Of this amount, approximately $300,000 was reimbursed by the insurance carriers. The remaining balance of $3.0 million has been charged to operating expense through March 31, 2004. Of this amount, $472,000 and $300,000 were expensed in the three months ended March 31, 2004 and 2003, respectively.

(12)     Events Subsequent to Balance Sheet Date

         On April 5, 2004, a non-exclusive patent license and distribution agreement between the Company and EchoStar became effective pursuant to which EchoStar made a $190.0 million one-time cash payment to the Company. The license entitles EchoStar to utilize the Company's IPGs, intellectual property and technology as well as the TV Guide brand and content on EchoStar's IPG. Also effective April 5, 2004, the Company and EchoStar closed distribution arrangements for TV Guide Channel and TVG Network. Additionally, EchoStar purchased substantially all of the operating assets of SNG and the UVTV distribution services business for $46.0 million and assumed certain liabilities. The sale of the Company's SpaceCom assets to EchoStar is expected to close in May 2004, subject to certain regulatory approvals, at which time the Company will receive additional consideration of $2.0 million in cash and EchoStar’s assumption of certain liabilities.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

Consolidated Results of Operations

        As described below, we entered into an agreement relating to the disposition of certain businesses in our Cable and Satellite Segment. The operations of those businesses are shown as discontinued operations in the accompanying condensed consolidated statements of operations. Consolidated revenues for continuing operations for the three months ended March 31, 2004 were $195.2 million, an increase of $16.7 million, or 9.4%, from $178.4 million in the comparable period in 2003. The increase in revenues was primarily attributable to a $15.0 million increase in one-time settlement amounts from consumer electronics manufacturers and a $3.3 million increase in the no longer continuing digital satellite system (“DSS”) revenues recognized by the Consumer Electronics (“CE”) Licensing Segment. In our other businesses, the continued decline in TV Guide magazine revenues was largely offset by growth in Cable and Satellite Segment revenues. We recognized a loss from continuing operations of $13.4 million, or $0.03 per diluted share, for the three months ended March 31, 2004, compared with a loss from continuing operations of $51.4 million, or $0.13 per diluted share, for the same period in 2003.

Publishing Segment

        Revenues in our Publishing Segment decreased by 9.7% in the quarter ended March 31, 2004. The most significant contributor was a decline in subscriber circulation revenue of $8.8 million. While the conventional weekly TV Guide magazine had 8.0% more subscribers, conventional subscriber revenues decreased by $4.0 million, or 9.8%. This decrease was driven by lower average subscription rates resulting from various promotional deals. Additionally, weekly cable and satellite subscription revenues decreased $2.5 million, or 28.0%. The prior comparable quarter also included $2.3 million in revenues from the now discontinued monthly cable guide. On the newsstand front, TV Guide magazine had a greater than 20% decrease in copies sold in the first quarter of 2004 as compared to the same period of 2003. The resulting sales decline of $2.8 million was partially offset by $1.5 million in additional revenues from an increase in the newsstand price from $1.99 to $2.49. Advertising revenues decreased from the corresponding quarter in 2003 by $2.4 million due to reduced spending on program promotion by major networks and cable programmers.

        Operating expense in the Publishing Segment decreased by 7.0% from the comparable quarter. Reduced expense of $2.6 million for the significantly scaled back eBook operations along with a $3.3 million reduction in TV Guide magazine expenses, primarily related to the discontinuance at December 31, 2003 of the monthly cable guide, were the principal contributors to the decrease in expenses.

Cable and Satellite Segment

        Revenues in the Cable and Satellite Segment increased by 18.4% in the quarter ended March 31, 2004, primarily due to a $3.0 million increase in subscriber and licensing revenues at TV Guide Interactive, a $2.0 million increase in wagering and licensing revenue at TVG Network and a $2.0 million increase in advertising revenues at TV Guide Channel.

        In March 2004, we entered into an agreement with EchoStar Communications Corporation (“EchoStar”) to sell substantially all of the operating assets of the Superstar/Netlink Group LLC (“SNG”), UVTV distribution services, and SpaceCom businesses (collectively, the “SNG Businesses”) for approximately $48 million in cash. In addition, EchoStar will assume certain liabilities. The SNG and UVTV distribution services sales closed in April 2004. The SpaceCom sale is expected to close in May 2004. Accordingly, the SNG Businesses, previously reported as part of the Cable and Satellite business segment, are shown as discontinued operations in the accompanying condensed consolidated statements of operations.

        During the first quarter of 2004, we entered into new licensing and distribution agreements with Comcast Corporation (“Comcast”) and EchoStar, a multiple system cable operator and a leading satellite service provider, respectively, pursuant to which these service providers may elect to deploy a TV Guide Interactive IPG, their own IPG or a third party IPG. In conjunction with the Comcast agreement, we received a one-time payment of $250 million in cash on March 31, 2004, which was recorded as deferred revenue and will be amortized into income over the life of the agreement. Subsequent to quarter end, we received a one-time payment of $190.0 million in conjunction with the EchoStar licensing and distribution agreement. The EchoStar proceeds will also be amortized into income over the life of the agreement.

CE Licensing Segment

        Revenues in our CE Licensing Segment increased by 61.5% in the quarter ended March 31, 2004, primarily due to one-time settlement payments from consumer electronics manufacturers. Revenues included settlement amounts related to various CE Licensing products of $19.4 million in the first three months of 2004 as compared with $4.4 million in the first quarter of 2003.

         Revenues from CE IPG products increased by $18.0 million, primarily due to a $14.1 million increase in settlement amounts received from CE IPG manufacturers and due to the signing of new agreements with several manufacturers subsequent to the first quarter of 2003. A $2.0 million decline in revenues from VCR Plus+ products was more than offset by a $4.2 million increase in DSS licensing revenue, which included a $900,000 increase in one-time settlement payments and a $3.3 million increase in first quarter licensing fees. We expect significant declines in DSS revenues after the first quarter of 2004 as a result of our agreement with DirecTV. Under that agreement, DSS revenues will no longer be collected from manufacturers of DirecTV’s set-top boxes, but instead will be paid by DirecTV to TV Guide Interactive in the Cable and Satellite Segment on a recurring revenue model based initially on new subscribers. As such, beginning in the second quarter of 2004, we do not anticipate recognizing significant DSS revenues in the CE Licensing Segment.

        Revenues from our CE IPG business, which includes TV Guide On Screen, GUIDE Plus+ and G-GUIDE, are expected to increase over time as products incorporating our technologies are introduced into various markets, although these increases in revenues are not likely to offset the VCR Plus+ declines in the short term. We expect VCR Plus+ shipments and associated revenues to continue to decline. In the longer term, we expect the FCC’s recent approval of the “plug-and-play” accord between the cable and consumer electronics industry, as well as expected growth in the digital television and DVD recorder markets, to create opportunities to achieve increased licensing revenues from the use of our CE IPGs.

Corporate Segment

        Operating expenses in the Corporate Segment decreased 22.1%, primarily due to lower audit and consulting fees and decreased compensation and other personnel related costs.

Discontinued Operations

        At March 31, 2004, on a pre-tax basis, discontinued operations included a $4.5 million increase in income and an impairment loss of $28.9 million, which resulted from the write-down of the net carrying value of the disposal group as of March 31, 2004. The increase in income from discontinued operations primarily resulted from ceasing amortization of certain finite-lived intangible assets held by the disposal group as of January 1, 2004, partially offset by a decrease in revenues recognized by discontinued operations in the first quarter of 2004. The sale of two of the SNG Businesses closed on April 5, 2004. The sale of the SpaceCom business is expected to close in May 2004, subject to certain regulatory approvals.

Liquidity and Capital Resources

        At March 31, 2004, cash, cash equivalents and marketable securities (excluding $80.2 million of restricted cash) exceeded debt and capital lease obligations by $341.1 million. We received $250 million in cash from Comcast on March 31, 2004 pursuant to a long-term non-exclusive patent license and distribution agreement. Subsequent to the first quarter, we received $190 million in cash upon the close of a long-term patent license and distribution agreement with EchoStar and $46 million in cash from EchoStar for the operating assets of our SNG and UVTV distribution services businesses.

        A portion of the proceeds from the Comcast and EchoStar transactions were used to pay off $138.4 million in outstanding borrowings and retire our $254.5 million revolving credit facility in April 2004. We did not incur a penalty to retire this facility.

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

        Revenues from annual and other license fees generally are recognized based on the specific terms of the license agreements. For instance, we entered into certain arrangements under which substantial upfront flat fees were paid in addition to ongoing per-unit license fees. In such cases, the prepaid fees were deferred and recognized as revenue on a straight line basis over the term of the agreement. In certain cases, we will license our technology for an unlimited number of units over a specified period of time during which we have continuing obligations. We record the fees associated with these arrangements on a straight line basis over the specified term. In addition, we have licensing arrangements with MSOs under which we share a portion of the IPG advertising revenue that we generate through the MSO. In some cases, we guarantee that a substantial portion of the MSO’s license fees paid to us will be reimbursed to the MSO through our ad-sharing obligation. To the extent the ad-sharing fees are not sufficient to meet these guarantees, we are obligated to purchase advertising on the MSO’s platform. Because the license fee is not fixed or determinable until resolution of the sharing or advertising buyback, which is typically settled quarterly, the advertising buyback guarantees and advertising revenue sharing are netted against the license fees so that only a net license fee amount is recognized.

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

        We have income both from foreign and domestic sources. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of our actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. The ultimate resolution of our current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of March 31, 2004 and December 31, 2003, we have established valuation allowances of $203.2 million and $180.1 million, respectively, against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

   Legal and Other Loss Contingencies

        A significant amount of management estimation is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to our consolidated results of operations and financial position. As of March 31, 2004 and December 31, 2003, we had accrued $82.5 million and $81.7 million, respectively, for contingent matters.

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

Consolidated Results of Operations

        The following table sets forth certain financial information for the three months ended March 31, 2004 and 2003, in thousands.

	Three Months Ended March 31, 2004 2003		Change
Statement of Operations Data:
Revenues	$195,170	$178,444	$16,726
Operating expenses:
Operating expenses, exclusive of expenses shown below	159,704	169,516	(9,812)
Stock compensation	203	39,595	(39,392)
Depreciation and amortization	8,628	55,731	(47,103)

	168,535	264,842	(96,307)

Operating income (loss)	26,635	(86,398)	113,033
Interest expense	(1,102)	(1,953)	851
Other income, net	560	3,208	(2,648)

Income (loss) from continuing operations before income taxes	26,093	(85,143)	111,236
Income tax expense (benefit)	39,535	(33,787)	(73,322)

Loss from continuing operations	(13,442)	(51,356)	37,914
Discontinued operations:
Income from discontinued operations	14,339	9,835	4,504
Loss on disposal of discontinued operations	(28,882)	--	(28,882)
Income tax expense	11,791	3,841	(7,950)

Income (loss) from discontinued operations	(26,334)	5,994	(32,328)

Net loss	$(39,776)	$(45,362)	$5,586

Other Financial Data:
Net cash provided by (used in):
Operating activities	$210,624	$16,213	$194,411
Investing activities	(15,463)	8,619	(24,082)
Financing activities	24,257	(26,898)	51,155

Discussion

        For the three months ended March 31, 2004, revenues were $195.2 million, an increase of $16.7 million, or 9.4%, compared to the equivalent period in 2003. The increase in revenues was primarily attributable to a $15.0 million increase in one-time settlement amounts from consumer electronic manufacturers and a $3.3 million increase in the no longer continuing DSS revenues. In addition, TV Guide Interactive and TVG Network reported revenue increases of $3.4 million and $2.2 million, respectively, for the three months ended March 31, 2004 as compared with the year-earlier period. A decrease of $10.8 million, primarily in subscription and advertising revenues at TV Guide magazine, partially offset these increases.

        For the three months ended March 31, 2004, operating expenses were $159.7 million, a decrease of $9.8 million, or 5.8%, compared to the same period in 2003. The decrease was primarily due to decreases of $4.3 million in audit and consulting fees, $2.6 million in reduced paper costs incurred by the magazine and $1.4 million in production expenses achieved by discontinuing publication of a monthly cable guide. Legal fees in the three months ended March 31, 2004 were $18.8 million, a $2.0 million decrease from $20.8 million in the comparable period of 2003. Additionally, expenses related to our eBook business decreased by $2.6 million as a result of our decision in mid-2003 to scale back operations. Offsetting this decline was a $2.2 million increase in marketing and promotional expenses to roll out an expanded programming format for TV Guide Channel in the first quarter of 2004.

        Stock compensation was $203,000 for the three months ended March 31, 2004 as compared with $39.6 million for the same period in 2003. Stock compensation in 2003 included $33.7 million related to stock options held by the Company’s former chief executive officer and former chief financial officer. We terminated the former executives’ employment for cause on April 18, 2003. In 1998, the executives entered into employment agreements that provided for accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. The intrinsic value was computed as the difference between the exercise price per share and the stock price per share on the new measurement date multiplied by the number of options. Compensation expense was recognized only when we determined that these executives would benefit from the extension of the post-employment exercise period. As a result of the termination, we recognized a pre-tax stock compensation charge of $33.7 million during the three months ended March 31, 2003.

        Stock compensation also includes amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options we assumed in the merger with TV Guide, Inc. The unearned compensation is being amortized over the remaining vesting period of the options using an accelerated method. Amortization of unearned compensation was $193,000 and $1.1 million for the quarters ended March 31, 2004 and 2003, respectively. Stock compensation expense for the quarter ended March 31, 2003 also included $4.8 million relating to restricted stock that was to be issued to two former executives in connection with the management restructuring in the fourth quarter of 2002. This expense was subsequently reversed in the second quarter of 2003, since these executives were terminated in April 2003 and the restricted stock was not issued.

        Depreciation and amortization for the three months ended March 31, 2004 was $8.6 million, a decrease of $47.1 million, compared to $55.7 million for the same period in 2003. The decrease in depreciation and amortization was primarily attributable to decreased amortization expense related to finite-lived intangible assets. Certain finite-lived intangible assets that generated $45.8 million of amortization expense for the three months ended March 31, 2003 became fully amortized in July 2003.

        For the three months ended March 31, 2004, interest expense was $1.1 million, a decrease of $851,000 from the same period in 2003, which was attributable to lower debt levels, together with lower interest rates.

        For the three months ended March 31, 2004, other income was $560,000, a decrease of $2.6 million from $3.2 million for the same period last year. In the first three months of 2003, we recorded a $2.0 million gain on the sale of marketable securities. No comparable sales occurred in the corresponding period of 2004. The decrease was also due to a $640,000 reduction in interest income earned on lower invested cash balances in the 2004 period.

        The provision for income taxes as a percentage of income (loss) from continuing operations before income taxes was 151.5% for the three months ended March 31, 2004 compared to 39.7% for the same period in 2003. Our effective tax rate was negatively impacted by a valuation allowance recorded against deferred tax assets created upon completion of patent license and distribution agreements with EchoStar and Comcast. The overall effective tax rate we report in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, our current and future tax expense or benefit as a percentage of income or loss before income taxes may vary from period to period.

        The decrease in income from discontinued operations for the three months ended March 31, 2004 was primarily attributable to a $28.9 million pre-tax impairment loss related to the write-down of the net carrying value of the disposal group as of March 31, 2004.

Segment Results of Operations

        Our businesses are organized into four groups that also represent our reportable business segments. The segments are organized along three industry lines in addition to a segment comprising certain corporate functions and related expenses. The Publishing Segment consists of our print and electronic publishing units and websites including TV Guide magazine, TV Guide Online and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups. The Cable and Satellite Segment offers technologies, products and services to consumers and service providers in the cable and satellite industry. The business units in this segment include TV Guide Channel, TV Guide Interactive, TVG, and several other smaller related businesses. As described in the Executive Summary above, the SNG Businesses previously reported as part of this business segment are now shown as discontinued operations in the accompanying condensed consolidated statements of operations. The CE Licensing Segment is responsible for the licensing of our proprietary technologies and intellectual property to the CE manufacturing industry and interactive television software providers, and for the sale of advertising carried on the IPGs deployed in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ system brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, under the GUIDE Plus+ brand in Europe and under the G-GUIDE brand in Asia. This segment also has licensed intellectual property to manufacturers of set-top boxes for the DSS industry, and continues to license its intellectual property to interactive television software providers and program listings providers in the online, personal computer and other non-television businesses. As a result of an agreement with DirecTV, we no longer collect one-time license fees from manufacturers of DirecTV’s set-top boxes, but instead are paid by DirecTV on a recurring revenue model based initially on new subscribers. Revenues earned from DirecTV are recognized by the Cable and Satellite Segment. As such, beginning in the second quarter of 2004, we do not anticipate recognizing significant DSS revenues in the CE Licensing Segment. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and certain litigation. The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs.

        Segment information for the three months ended March 31, 2004 and 2003 is presented and reconciled to consolidated income (loss) from continuing operations before income taxes:

	Three Months Ended March 31,(3) 2004 2003		Change
Publishing Segment:
Revenues	$98,362	$108,987	$(10,625)
Operating Expenses(1)	90,409	97,167	(6,758)

Adjusted EBITDA(2)	7,953	11,820	(3,867)

Cable and Satellite Segment:
Revenues	42,128	35,594	6,534
Operating Expenses(1)	27,191	24,769	2,422

Adjusted EBITDA(2)	14,937	10,825	4,112

CE Licensing Segment:
Revenues	54,680	33,863	20,817
Operating Expenses(1)	22,336	22,216	120

Adjusted EBITDA(2)	32,344	11,647	20,697

Corporate Segment:
Operating Expenses(1)	19,768	25,364	(5,596)

Adjusted EBITDA(2)	(19,768)	(25,364)	5,596

Consolidated:
Revenues	195,170	178,444	16,726
Operating Expenses(1)	159,704	169,516	(9,812)

Adjusted EBITDA(2)	35,466	8,928	26,538
Stock compensation	(203)	(39,595)	(39,392)
Depreciation and amortization	(8,628)	(55,731)	(47,103)

Operating income (loss)	26,635	(86,398)	113,033
Interest expense	(1,102)	(1,953)	851
Other income, net	560	3,208	(2,648)

Income (loss) from continuing operations before income taxes	$26,093	$(85,143)	$111,236

(1)	Operating expenses means operating expenses, excluding stock compensation and depreciation and amortization.

22

(2)

Adjusted EBITDA is defined as operating income (loss), excluding stock compensation and depreciation and amortization. We believe adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources to the industry segments.

(3)

Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss reviewed by the chief operating decision maker.

Publishing Segment

        For the three months ended March 31, 2004, revenues for this segment were $98.4 million, a decrease of $10.6 million, or 9.7%, compared the same period last year. The decrease was primarily due to decreased revenues earned by TV Guide magazine.

        The following table shows the breakdown of revenues in the Publishing Segment by business unit (in thousands):

	Three Months Ended March 31, 2004 2003		Change Dollars Percent
Publishing Segment:
TV Guide magazine	$86,290	$97,095	$(10,805)	(11.1)%
SkyMall	10,711	9,430	1,281	13.6%
TV Guide Online	1,283	812	471	58.0%
Other	78	1,650	(1,572)	(95.3)%

Total	$98,362	$108,987	$(10,625)	9.7%

        Revenues decreased at TV Guide magazine by $10.8 million compared to the same period last year. The most significant contributor was a decline in subscriber circulation revenue of $8.8 million. While the conventional weekly TV Guide magazine had 8.0% more subscribers, conventional subscriber revenues decreased by $4.0 million, or 9.8%. This decrease was driven by lower average subscription rates resulting from various promotional deals. Additionally, weekly cable and satellite subscription revenues decreased $2.5 million, or 28%. The prior comparable quarter also included $2.3 million in revenues from the now discontinued monthly cable guide. On the newsstand front, TV Guide magazine had a greater than 20% decrease in copies sold in the first quarter of 2004 as compared to the same period of 2003. The resulting sales decline of $2.8 million was partially offset by $1.5 million in additional revenues from an increase in the newsstand price from $1.99 to $2.49. Advertising revenues decreased from the corresponding quarter in 2003 by $2.4 million due to reduced spending on program promotion by major networks and cable programmers.

        SkyMall’s net revenues are composed of commissions received on the sale of merchandise advertised in its in-flight catalog or on its website www.skymall.com, the selling price of merchandise sold through loyalty programs and placement fees paid by participating merchants to include their products in SkyMall’s catalog. For the three months ended March 31, 2004, revenues increased by $1.3 million, or 13.6%, compared to the same period last year, primarily due to an increase in placement fees charged to merchants for including their products in the SkyMall catalog.

        TV Guide Online derives revenues from subscriber and licensing arrangements, advertising and merchandising sales. For the three months ended March 31, 2004, revenues increased by $471,000 compared to the same period last year, primarily from increased advertising revenues in 2004. During 2003, TV Guide Online became more integrated with the Company’s other branded products, principally TV Guide magazine and, to a lesser extent, TV Guide Channel, and redesigned its website. Since its redesign, the website has been a source of increased subscription orders for TV Guide magazine. The site produced a 384.9% increase in its paid magazine subscription orders for the three months ended March 31, 2004 as compared to the same period last year.

        In June 2003, we announced that we would scale back and eventually shut down operations of our Gemstar eBook subsidiaries, and as a result, did not expect to record any significant revenues or expenses in 2004. Gemstar eBook revenues, which are included with other revenues in the table above, were negligible in the three months ended March 31, 2004, compared to $1.6 million for the same period of the prior year. Prior year revenues were earned primarily through licensing of technology and also through the sale of eBook devices and content. Although consumers can no longer purchase new devices or content, current device owners are able to access previously purchased content and add unencrypted content to their content libraries.

        Operating expenses in this segment were $90.4 million for the three months ended March 31, 2004, a decrease of $6.8 million, or 7.0%, from the same period last year. The decrease in operating expenses was primarily due to a $2.6 million reduction in paper costs incurred by the magazine and a $1.4 million decrease in production expenses achieved by discontinuing publication of a monthly cable guide. Additionally, expenses related to our eBook business decreased by $2.6 million as a result of our decision in mid-2003 to scale back eBook operations. Management continues to seek cost saving opportunities through alternative marketing techniques, operational efficiencies, downsizing the number of editions produced, and capitalizing on subscription acquisition synergies with TV Guide Online, as described above.

Additional Publishing Segment Operating Statistics

	March 31, 2004 March 31, 2003 (in thousands)
TV Guide magazine circulation at March 31	9,006	9,048
SkyMall - year to date enplanements (1)	146,396	136,764

(1)	Enplanements represent the number of paid passengers on all flights to and from domestic locations. Fluctuations in this measure have a direct correlation with the volume of catalog orders.

Cable and Satellite Segment

        In the three months ended March 31, 2004, revenues for this segment were $42.1 million, an increase of $6.5 million, or 18.4%, compared to the same period last year. The increases were primarily attributable to TV Guide Interactive and TVG as described below.

        The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

	Three Months Ended March 31, 2004 2003		Change Dollars Percent
Cable and Satellite Segment:
TV Guide Channel	$26,631	$25,544	$1,087	4.3%
TV Guide Interactive	8,056	4,660	3,396	72.9%
TVG	5,628	3,442	2,186	63.5%
Other	1,813	1,948	(135)	(6.9)%

Total	$42,128	$35,594	$6,534	18.4%

        For the period ended March 31, 2004, TV Guide Channel revenues increased by $1.1 million, or 4.3%, compared to the same period of 2003. The increase was primarily attributable to increased advertising revenue, principally from program promotion and conventional ad sales. During 2003, TV Guide Channel focused on expanding its distribution through new multi-year carriage agreements with cable and DSS system operators, including DirecTV. Additionally, TV Guide Channel debuted an expanded original programming format in January 2004 designed to attract more viewers and advertisers. Advertising revenues are expected to increase over time in parallel with anticipated growth in distribution and expected higher ratings from improved programming content.

        For the three months ended March 31, 2004, TV Guide Interactive revenues increased by $3.4 million, or 72.9%, from the same period last year. The increase was primarily attributable to a $3.0 million increase in licensing revenue. Advertising revenue increased by $423,000. The Company’s ability to significantly increase advertising revenue in future periods will largely depend on the development of an advertising platform that gains acceptance from cable affiliates and advertisers.

        This segment also includes revenues derived from licensing TVG’s intellectual property and content to third parties and from interactive wagering activities in certain markets. For the period ended March 31, 2004, TVG’s revenues increased by $2.2 million, or 63.5%, as compared with the same period in 2003. The increase reflects the increased wagering volumes due to growth in distribution and the number of account holders in the first quarter of 2004 compared with the first quarter of 2003. As of March 31, 2004, TVG was available in approximately 12.4 million domestic satellite and cable homes, an increase of 42.5% from 8.7 million homes in the corresponding period of 2003.

        Operating expenses in this segment were $27.2 million for the three months ended March 31, 2004, an increase of $2.4 million, or 9.8%, from the same period last year. The increase was primarily due to increased marketing and promotional expenses to roll out an expanded programming format for TV Guide Channel in the first quarter of 2004.

Additional Cable and Satellite Segment Operating Statistics

	As of March 31, 2004	As of March 31, 2003
Subscriber Data (in thousands)
TV Guide Channel (Nielsen)	67,882	56,400
TV Guide Channel International	1,746	1,740
TV Guide Interactive International	839	709
TVG (Households)	12,400	8,700
Cable and Satellite Technology Licenses	18,185	10,213

CE Licensing Segment

        For the three months ended March 31, 2004, revenues in this segment were $54.7 million, an increase of $20.8 million, or 61.5%, when compared to the same period of 2003. The increase was primarily attributable to $19.4 million in one-time settlement amounts received in the first quarter of 2004 that related to prior service periods compared with $4.4 million in settlement amounts received in the comparable period of 2003.

        The following table shows the breakdown of revenues in the CE Licensing Segment by product (in thousands):

	Three Months Ended March 31, 2004 2003		Change Dollars Percent
CE Licensing Segment:
VCR Plus+	$20,393	$22,347	$(1,954)	(8	.7)%
CE IPG	23,392	5,370	18,022	335.6%
DSS	9,167	4,951	4,216	85.2%
Other	1,728	1,195	533	44.6%

Total	$54,680	$33,863	$20,817	61.5%

        Our VCR Plus+ business includes products marketed under the VCR Plus+ brand in North America, the G-Code brand in Asia and the Video Plus+/ShowView brand in Europe (collectively referred to as the “VCR Plus+ business”). For the three months ended March 31, 2004, VCR Plus+ revenues decreased $2.0 million from the same period of the prior year. We experienced a 9.6% decline in reported unit shipments and a 4.6% decrease in the average rate paid for units shipped in first quarter of 2004 compared with the same period in 2003. VCR Plus+ revenues in Europe and Asia have declined less than in North America. VCR Plus+ unit shipments remain strong in Europe and Asia where our technology has had widespread adoption in next generation recording devices such as DVRs and DVD recorders. Over time, revenues from VCR Plus+ are likely to shift to our CE IPG products as consumers demand more advanced guidance and recording technologies.

        For the period ended March 31, 2004, revenues in the CE IPG business, which includes products marketed under the TV Guide On Screen brand in North America, the GUIDE Plus+ brand in Europe and the G-GUIDE brand in Asia, were $23.4 million, an $18.0 million increase from the same period last year. CE IPG revenues for the quarters ended March 31, 2004 and 2003 included settlement amounts related to prior service periods of $14.0 million and $(63,000), respectively. Additionally, CE IPG revenues increased in the first three months of 2004 due to the signing of new licensing agreements with several manufacturers subsequent to the first quarter of 2003.

        In the area of IPG technology, our CE Licensing business has been adversely affected by manufacturers’ reluctance to incorporate our products in their analog devices because of the high cost of such incorporation. Recently however, the FCC mandated that CE manufacturers transition at least 50% of their sales of large televisions to digital products by July 2004. The cost of incorporating our IPG products into a digital device is dramatically lower than the cost of incorporating these products into an analog device. As manufacturers have begun to make plans for this transition, we have seen a continuing interest by CE manufacturers to enter into agreements with us to incorporate our products. The roll out of digital products incorporating TV Guide On Screen has begun and is expected to accelerate in the future concurrent with increased shipments of digital televisions and DVRs.

        In October 2000, we received $188.0 million in cash from a set-top box manufacturer to settle outstanding arbitration and litigation proceedings. Of the $188.0 million cash received, $129.6 million was in prepayment of a 10-year technology licensing agreement. This prepayment is being amortized into income over the term of the license on a straight-line basis. CE IPG revenues in the CE Licensing Segment for the quarters ended March 31, 2004 and 2003 included $3.2 million in each period, recognized in connection with this agreement. Additionally, CE IPG revenues for the quarters ended March 31, 2004 and 2003 included $1.0 million in each period related to amortization of deferred revenue balances from other licensing prepayments. At March 31, 2004, an aggregate of $110.3 million of deferred CE IPG revenues remained to be recognized over the remaining terms of the underlying agreements.

        License fees from DSS set-top box suppliers were $9.2 million for the first quarter of 2004, an increase of $4.2 million compared to the same period in 2003. The increase was affected by settlement amounts from licensees for prior service periods. DSS revenues for the three months ended March 31, 2004 and 2003 included settlement amounts of $5.4 million and $4.5 million, respectively. The remaining increase was related to increased shipments of DSS set-top boxes in the first quarter of 2004 compared with the first quarter of 2003. As a result of our agreement with DirecTV, DSS revenues will no longer be collected from manufacturers of DirecTV’s set-top boxes, but instead will be paid by DirecTV to TV Guide Interactive in the Cable and Satellite Segment on a recurring revenue model based initially on new subscribers. As such, beginning in the second quarter of 2004, we do not anticipate recognizing significant DSS revenues in the CE Licensing Segment.

        Operating expenses in this segment were $22.3 million for the three months ended March 31, 2004, an increase of $120,000, or less than 1%, when compared to the same period last year. The increase in segment expenses for the period ended March 31, 2004 was primarily due to a $906,000 increase in compensation expense and a $609,000 bad debt recovery recorded in the first three months of 2003 that did not occur in 2004. These increases were largely offset by decreases in fees paid for the collection of publication revenues related to the VCR Plus+ business, as well as legal fees and marketing expenses.

Corporate Segment

        For the three months ended March 31, 2004, operating expenses in this segment were $19.8 million, a decrease of $5.6 million, or 22.1%, when compared to the same period last year. The decrease was primarily due to a $4.3 million decrease in audit and consulting fees and approximately $1.1 million due to lower severance and recruiting costs and a reduction in headcount.

Liquidity and Capital Resources

        As of March 31, 2004, our cash, cash equivalents and marketable securities were $481.3 million. In addition, we have restricted cash of $80.2 million maintained in segregated, interest-bearing accounts. Of this amount, $37.5 million was previously designated as restricted cash pursuant to the November 2002 management restructuring agreement. During the first quarter of 2004, additional segregated accounts were established and $42.5 million was transferred into these accounts pursuant to our agreement to settle the consolidated shareholder class action lawsuits pending in the U.S. District Court for the Central District of California.

        During the quarter ended March 31, 2004, we repaid $566,000 in debt and capital lease obligations, which resulted in aggregate outstanding debt and capital lease obligations, both short-term and long-term, at March 31, 2004 of $140.3 million. At March 31, 2004, cash, cash equivalents and marketable securities (excluding the $80.2 million of restricted cash) exceeded debt and capital lease obligations by $341.1 million. On March 31, 2004, we received a $250.0 million one-time cash payment in connection with a non-exclusive license and patent license agreement with Comcast. We also received $25.9 million during the quarter from the exercise of 5.4 million stock options, including $23.4 million relating to the exercise of 4.7 million options by certain former executives.

        In anticipation of the sale of the SNG Businesses, on February 19, 2004, we entered into an agreement to purchase the minority interest in SNG from WISDOM Media Holdings, Inc. for $15.0 million. On April 5, 2004, a non-exclusive licensing and distribution and patent license agreement between the Company and EchoStar became effective pursuant to which EchoStar made a $190.0 million one-time cash payment to the Company. The license entitles EchoStar to utilize our IPGs, intellectual property and technology as well as the TV Guide brand and content on EchoStar’s IPG. EchoStar also purchased substantially all of the operating assets and acquired certain liabilities of SNG and the UVTV distribution services business for $46.0 million. The sale of the SpaceCom business to EchoStar for $2.0 million is expected to occur in the second quarter of 2004, subject to certain regulatory approvals.

        We expect to pay approximately $140 million in income taxes for 2004, primarily as a result of payments from Comcast and EchoStar.

        Based on past performance and future expectations, we believe that the anticipated cash flows from operations, and existing cash, cash equivalents and marketable securities balances will be sufficient to satisfy our expected working capital, capital expenditure and debt service requirements in the foreseeable future.

        Net cash flows from operating activities were $210.6 million for the three months ended March 31, 2004 compared to $16.2 million generated for the same period last year. The increase was primarily due to the $250.0 million payment received from Comcast on March 31, 2004, but was partially offset by the transfer of $42.5 million to segregated restricted cash accounts as described above.

        Net cash flows used in investing activities were $15.5 million for the three months ended March 31, 2004 compared to net cash flows from investing activities of $8.6 million generated for the same period last year. The increased use of cash for investing activities was primarily due to the purchase of the minority interest in SNG for $15.0 million, and reduced proceeds from sales and maturities of marketable securities, net of purchases.

        Net cash flows provided by financing activities were $24.3 million for the three months ended March 31, 2004 compared to net cash flows used by financing activities of $26.9 million for the same period last year. The decrease was due to proceeds from the exercise of stock options in the first quarter of 2004, and a reduction in the amount of repayments under the bank credit facility. During the first quarter of 2004, 5.4 million stock options were exercised, generating proceeds of $25.9 million. Cash flows in the three months ended March 31, 2003 included a payment of $22.5 million under the bank term loan, which was fully repaid in December 2003.

        Our wholly owned subsidiary, TV Guide, Inc., had a $254.5 million six-year revolving credit facility (“Revolving Facility”) expiring in February 2005. Outstanding borrowings under the Revolving Facility at March 31, 2004 and December 31, 2003 were $138.4 million for both periods. On April 26, 2004, we paid off and retired this facility. We did not incur a penalty to retire this facility.

        We are a party to a loan guaranty to assist a key printing services supplier in obtaining a line of credit and term loans with a bank. The loans permitted the printer to continue providing services to TV Guide magazine. Our maximum exposure under this guaranty at March 31, 2004 is $3.9 million.

        In conjunction with the assignment of a lease held by TV Guide to a joint venture entity, TV Guide and our co-venturer jointly and severally guaranteed the obligations of the joint venture under the lease. TV Guide’s guaranty obligations continue as long as we are a member of the joint venture.

        We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

        We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in current portion of deferred revenue and deferred revenue, less current portion on the condensed consolidated balance sheets. As of March 31, 2004, current and long-term deferred revenue totaled $543.4 million, including $30.9 million of deferred revenues classified as liabilities related to assets held for sale. Our liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. Our liability for other prepayments is limited to a refund of unearned prepayments in the event that we are unable to provide service. No material refunds have been paid to date.

        We recently reached an agreement to settle the consolidated shareholder class action lawsuits pending in the U.S. District Court for the Central District of California, subject to court approval and notice to the class. Charges in the suits relate to certain accounting practices and financial reporting under former management. Under the agreement, we will pay a total settlement amount of $67.5 million in cash and stock, of which $42.5 million was paid into a restricted cash account during the three months ended March 31, 2004. Pursuant to this agreement and other contingent matters, accruals for loss contingencies at March 31, 2004 totaled $82.5 million. Liabilities related to contingent matters at December 31, 2003 were $81.7 million. The settlement described above does not resolve the related shareholder derivative suits or the non-consolidated securities fraud cases still pending against us.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires variable interest entities (commonly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 became effective immediately for variable interest entities created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 were delayed until March 31, 2004. We adopted FIN 46 effective March 31, 2004, and its adoption did not have a material impact on our results of operations and financial position.

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

        TV Guide magazine, which is a significant business, has experienced significant declines in circulation and operating results and these declines may continue.

        We sell TV Guide magazine to households and newsstands and customized weekly program guides to customers of cable and satellite service providers. TV Guide magazine has seen circulation decline significantly over the past several years. The primary cause of this decline is increased competition from free television listings included in local newspapers, IPGs incorporated into digital cable and satellite services, and other sources. Declines in TV Guide magazine’s circulation and operating results may continue and could be significant. Although we made a substantial investment in redesigning the magazine during the third and fourth quarters of 2003, there can be no assurance that this redesign will affect these declines or address competitive pressures. To date, we have not seen a reversal in the decline in our newsstand sales, which are important to TV Guide magazine’s profitability. Unless the decline in newsstand sales is reversed, our results will continue to be adversely affected.

        The market for interactive program guides may not develop rapidly.

        The market for IPGs is rapidly evolving and is increasingly competitive. Demand and market acceptance for IPGs are subject to uncertainty and risk. We cannot predict whether, or how fast, this market will grow or how long it can be sustained. For our CE IPGs, the deployment rate depends on the strength or weakness of the consumer electronics industry, and in particular, the sale of television sets, DVD recorders and DVRs. For TV Guide Interactive, which is deployed through digital set-top boxes, the deployment rate depends on the growth of digital cable and DSS subscribers and our penetration of the market for IPGs for these subscribers. Revenues from the licensing of our IPG technology to cable and satellite distributors will also depend upon the growth of digital cable television subscribers in the systems operated by our licensees. Purchases of consumer electronics products and digital cable and DSS subscriptions are largely discretionary and may be affected by general economic trends in the countries or regions in which such products or subscriptions are offered. If the market for our IPG products and services, and those of our licensees, develops slowly or becomes saturated with competitors, our operating results could be adversely impacted.

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

        Revenues derived from VCR Plus+ have declined and may decline further due to the fact that virtually all major VCR manufacturers have licensed the VCR Plus+ technology and the fact that we have already expanded into most major markets worldwide. The worldwide shipment of VCRs is expected to decline as VCRs are replaced by digital recording devices such as DVD recorders and DVRs. Although VCR Plus+ is now being incorporated into some digital recording devices, there is no assurance that this practice will become widespread. In addition, there can be no assurance that we will be able to renew our existing VCR Plus+ agreements as they expire, upon terms as favorable to us as those contained in prior contracts, or at all.

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

        Some of our agreements with CE manufacturers and cable and satellite operators contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another licensee on more favorable terms, we must offer some of those terms to our existing licensee. We have recently entered into a number of license agreements with terms that may differ in some respects from those contained in our prior agreements. These agreements may obligate us to offer different terms to licensees which could, if accepted, result in lower revenues or otherwise adversely effect our business, financial condition or results of operations. While we believe that we have appropriately accounted for the most favored nation terms included in our license agreements, these contracts are complex and other parties could reach a different conclusion that, if correct, could have a material adverse effect on our financial results.

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

        In addition, we have been named a defendant in a number of class-action and related lawsuits. Certain of our current and former officers and directors have also been named as defendants in certain of these cases. While we have recently reached an agreement to settle the consolidated shareholder class action lawsuits pending against us in the United States District Court for the Central District of California, subject to Court approval and notice to the class, this settlement does not resolve the related shareholder derivative suits or the non-consolidated securities fraud cases still pending against us. Furthermore, the class will retain all of its securities fraud claims against our former Chief Executive Officer and former Chief Financial Officer. We are generally obligated, to the extent permitted by law, to indemnify our directors and our former directors and officers who are named defendants in some of these lawsuits. In addition, we are generally obligated, to the extent permitted by law, to advance legal defense costs incurred by such individuals. Our ability to anticipate the timing and amount of such costs that will be submitted to us for advancement is limited; however, such amounts have been significant and are anticipated to continue to be significant for the foreseeable future.

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

        Our results may be affected by the outcome of pending and future litigation and the protection and validity of patents and other intellectual property rights. Our patents and other intellectual property rights are important competitive tools and many generate income under license agreements. We cannot assure you that our intellectual property rights will not be challenged, invalidated or circumvented in the United States or abroad. Furthermore, we are subject to various antitrust claims asserted by third parties in connection with pending intellectual property litigation. Some of these matters involve potential compensatory, punitive or treble damage claims, or sanctions that, if granted, could have a material adverse effect on us. Unfavorable rulings in our legal proceedings, including those described in Note 5, “Litigation and Other Contingencies,” to the condensed consolidated financial statements, may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of such investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

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

        TVG derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. We rely upon a multi-jurisdictional simulcast and wagering totalizator hub license granted by the Oregon Racing Commission and must operate in compliance with applicable state and federal law, specifically including the Interstate Horseracing Act (15 U.S.C. Sec. 3001 et seq.). Adverse changes in the political climate, new legislation or regulatory activity could harm our business. From time to time, members of Congress and state legislatures have introduced bills that would prohibit or severely restrict off-track interstate pari-mutuel wagering. In addition, certain payment systems may, on behalf of member financial institutions, limit the use of credit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations. Although such efforts to restrict payment mechanisms may not be targeted at the lawful activity of licensed operations such as TVG, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects.

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

        The News Corporation Limited (“News Corporation”) has significant influence over our business because of its beneficial ownership of our common stock and the number of its executives who serve on our Board of Directors. There can be no assurance that its interests are aligned with that of our other shareholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from those of other stockholders and of the Company itself. If News Corporation were to sell large amounts of its holdings, our stock price could decline and we could find it difficult to raise capital through the sale of additional equity securities. In addition, this concentration of ownership could delay or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt issued under TV Guide’s $254.5 million six-year revolving credit facility. This credit facility was paid off in April 2004. We have not used derivative financial instruments in our investment portfolio or to hedge for interest rate fluctuations on our debt. We invest a majority of our excess cash in money market funds maintained with several high-credit quality financial institutions. We also invest in debt instruments of the U.S. government and its agencies and high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in fixed rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in fair value due to changes in interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2004 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation. As described in “Certain Risks Affecting Business, Operating Results and Financial Condition,” we do not have a comprehensive disaster recovery plan or back-up system, or fully redundant systems for some of our critical operations, and a disaster could severely damage our operations. We are currently developing such a plan and expect to make incremental progress in implementing business continuity and disaster recovery plans during 2004.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS         See Note 5 to Condensed Consolidated Financial Statements—Unaudited.

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

      b.     Reports on Form 8-K

        The Company filed a report on Form 8-K under Item 6 on January 7, 2004, announcing the resignation of Douglas Macrae from the Company’s Board of Directors.

        The Company filed a report on Form 8-K under Item 5 on February 10, 2004, announcing an agreement to form a joint interactive program guide development group, as well as a new distribution arrangement providing for carriage of the TV Guide Channel, TV Guide On Demand and the TVG Network on Comcast cable systems.

        The Company filed a report on Form 8-K under Item 5 on February 12, 2004, announcing an agreement to settle the consolidated shareholder class action lawsuits pending in the U.S. District Court for the Central District of California.

        The Company filed a report on Form 8-K under Item 12 on March 2, 2004, announcing earnings for the year ended December 31, 2003.

        The Company filed a report on Form 8-K under Item 5 on March 2, 2004, announcing transactions between the Company and EchoStar.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2004	GEMSTAR-TV GUIDE INTERNATIONAL, INC. By: /s/ BRIAN D. URBAN —————————————— Brian D. Urban Chief Financial Officer (Principal Financial Officer)

36