Form 10-Q
period 2004-06-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2004-08-05
CIK 923282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

        As of August 2, 2004, there were outstanding 423,463,977 shares of the registrant’s Common Stock, par value $0.01 per share.

GEMSTAR-TV GUIDE INTERNATIONAL, INC. INDEX

Items 2, 3 and 5 of PART II are not applicable and have been omitted.

GEMSTAR-TV GUIDE INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	June 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$596,325	$257,360
Restricted cash	81,198	37,546
Marketable securities	4,692	4,897
Receivables, net	119,352	131,531
Deferred tax asset, net	15,742	21,175
Other current assets	27,982	26,884
Assets held for sale	4,562	--

Total current assets	849,853	479,393
Property and equipment, net	39,688	51,115
Indefinite-lived intangible assets	125,673	125,673
Finite-lived intangible assets, net	131,170	180,860
Goodwill	329,753	380,070
Income taxes receivable	68,472	69,329
Other assets	41,141	47,729

	$1,585,750	$1,334,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$277,822	$275,926
Current portion of long-term debt and capital lease obligations	1,250	2,104
Current portion of deferred revenue	171,147	186,147
Liabilities related to assets held for sale	2,562	--

Total current liabilities	452,781	464,177
Deferred tax liability, net	172,738	156,645
Long-term debt and capital lease obligations, less current portion	--	138,736
Deferred revenue, less current portion	512,343	137,047
Other liabilities	42,042	61,591
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share	--	--
Common stock, par value $0.01 per share	4,334	4,279
Additional paid-in capital	8,480,441	8,452,702
Accumulated deficit	(7,981,011)	(7,983,239)
Accumulated other comprehensive income, net of tax	368	743
Unearned compensation	(20)	(246)
Treasury stock, at cost	(98,266)	(98,266)

Total stockholders' equity	405,846	375,973

	$1,585,750	$1,334,169

See accompanying Notes to Condensed Consolidated Financial Statements. 1

GEMSTAR-TV GUIDE INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (In thousands, except per share data)

	Three Months Ended June 30, 2004 2003		Six Months Ended June 30, 2004 2003
Revenues:
Publishing	$95,088	$107,127	$193,450	$216,114
Cable and satellite	63,020	42,492	105,148	78,086
Consumer electronics licensing	21,007	30,993	75,687	64,856

	179,115	180,612	374,285	359,056
Operating expenses:
Publishing	93,909	99,613	184,318	196,780
Lease settlement	(10,088)	--	(10,088)	--
Cable and satellite	30,840	30,051	58,031	54,820
Consumer electronics licensing	17,008	14,523	39,344	36,739
Corporate	21,813	24,460	41,581	49,824

Operating expenses, exclusive of expenses shown below	153,482	168,647	313,186	338,163
Stock compensation	34	(6,732)	237	32,863
Depreciation and amortization	8,857	54,895	17,485	110,626

	162,373	216,810	330,908	481,652

Operating income (loss)	16,742	(36,198)	43,377	(122,596)
Interest expense	(399)	(1,773)	(1,501)	(3,726)
Other income, net	1,559	78	2,119	3,285

Income (loss) from continuing operations before income taxes	17,902	(37,893)	43,995	(123,037)
Income tax (benefit) expense	(23,294)	(9,947)	16,241	(43,735)

Income (loss) from continuing operations	41,196	(27,946)	27,754	(79,302)

Discontinued operations:
Income from discontinued operations	1,246	8,839	15,585	18,674
Loss on disposal of discontinued operations	--	--	(28,882)	--
Income tax expense	438	3,427	12,229	7,268

Income (loss) from discontinued operations	808	5,412	(25,526)	11,406

Net income (loss)	$42,004	$(22,534)	$2,228	$(67,896)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.10	$(0.07)	$0.07	$(0.20)
Income (loss) from discontinued operations	--	0.01	(0.06)	0.03

Net income (loss)	$0.10	$(0.06)	$0.01	$(0.17)

Weighted average shares outstanding:
Basic	423,379	408,158	421,706	408,157

Diluted	425,874	408,158	426,089	408,157

See accompanying Notes to Condensed Consolidated Financial Statements. 2

GEMSTAR-TV GUIDE INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-UNAUDITED (In thousands)

	Three Months Ended June 30, 2004 2003		Six Months Ended June 30, 2004 2003

Balance at beginning of period	$363,432	$883,773	$375,973	$894,470
Net income (loss)	42,004	(22,534)	2,228	(67,896)
Other comprehensive income (loss)	(265)	898	(375)	(4,036)

Comprehensive income (loss)	41,739	(21,636)	1,853	(71,932)
Other, principally shares issued pursuant to stock option plans, including tax benefit,
and amortization of unearned compensation	675	(6,719)	28,020	32,880

Balance at end of period	$405,846	$855,418	$405,846	$855,418

See accompanying Notes to Condensed Consolidated Financial Statements. 3

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Six Months Ended June 30, 2004 2003
Cash flows from operating activities:
Net income (loss)	$2,228	$(67,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,485	130,432
Deferred income taxes	21,527	(35,432)
Stock compensation expense	237	32,863
Loss on disposal of discontinued operations	28,882	--
Gain on sale of marketable securities	(51)	(2,755)
Transfer to restricted cash	(43,425)	--
Gain on lease settlement	(10,088)	--
Other	(300)	(1,344)
Changes in operating assets and liabilities:
Receivables	7,556	23,870
Other assets	6,450	27,304
Accounts payable, accrued expenses and other liabilities	1,911	(62,446)
Deferred revenue	392,277	(34,382)

Net cash provided by operating activities	424,689	10,214

Cash flows from investing activities:
Purchase of minority interest	(15,000)	--
Proceeds from dispositions of businesses	46,000	--
Purchases of marketable securities	(4,744)	--
Sales and maturities of marketable securities	4,775	12,730
Proceeds from sale of assets	2,570	836
Additions to property and equipment	(5,082)	(5,820)

Net cash provided by investing activities	28,519	7,746

Cash flows from financing activities:
Repayments under bank credit facility and term loan	(138,448)	(70,000)
Repayment of capital lease obligations	(1,142)	(1,065)
Proceeds from exercise of stock options	26,525	17
Distributions to minority interests	(1,060)	(3,874)

Net cash used in financing activities	(114,125)	(74,922)

Effect of exchange rate changes on cash and cash equivalents	(118)	703

Net increase (decrease) in cash and cash equivalents	338,965	(56,259)
Cash and cash equivalents at beginning of period	257,360	350,262

Cash and cash equivalents at end of period	$596,325	$294,003

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,842	$2,814
Cash paid for interest	1,213	3,428
See accompanying Notes to Condensed Consolidated Financial Statements. 4

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(1)    Organization and Basis of Presentation

        Gemstar-TV Guide International, Inc., a Delaware corporation (“Gemstar” or together with its consolidated subsidiaries, the “Company”), develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of consumers worldwide.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s 2003 Annual Report on Form 10-K and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with U.S generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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

        The Company adopted a plan to dispose of its Superstar/Netlink Group LLC (“SNG”), UVTV distribution services and SpaceCom Systems businesses (collectively the “SNG Businesses”) and subsequently entered into an agreement to sell substantially all of the operating assets of these businesses (see Note 2). Accordingly, the SNG Businesses, previously reported as part of the Cable and Satellite business segment, are shown as discontinued operations in the accompanying condensed consolidated statements of operations. Therefore, unless otherwise indicated, amounts provided in these notes pertain to continuing operations.

        Certain financial statement items for prior periods, including the results of discontinued operations, have been reclassified to conform to the 2004 presentation.

        Recent Accounting Pronouncements

        The effective date of certain elements of Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement 150”), has been delayed indefinitely by the FASB. These elements of Statement 150 require that noncontrolling interests in limited-life subsidiaries be classified as liabilities. As a result of this indefinite delay, the Company has not adopted these elements of Statement 150. The Company has adopted the other elements of Statement 150, for which the effective date was not delayed. Currently, the Company does not expect that the adoption of the remaining elements of Statement 150 will have a material impact on its financial position or results of operations.

(2)    Dispositions and Acquisitions

        SNG Businesses

        To facilitate the sale of SNG’s operating assets, on February 19, 2004, the Company entered into an agreement to purchase the minority interest in SNG from WISDOM Media Holdings, Inc. for $15.0 million. On March 1, 2004, the Company entered into various agreements with EchoStar Communications Corporation and/or certain of its subsidiaries (“EchoStar”), which does business as the DISH Network. EchoStar agreed to acquire substantially all of the operating assets and certain liabilities relating to the SNG Businesses for approximately $48.0 million.

        On April 5, 2004, EchoStar purchased the operating assets of SNG and the UVTV distribution services business for $46.0 million in cash. In addition, on April 5, 2004, a non-exclusive patent license and distribution agreement between the Company and EchoStar became effective pursuant to which EchoStar made a $190.0 million one-time cash payment to the Company. The license entitles EchoStar to utilize the Company’s interactive program guides (“IPGs,”), intellectual property, and technology as well as the

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

TV Guide brand and content on EchoStar’s IPG. Also effective April 5, 2004, the Company and EchoStar closed distribution arrangements for TV Guide Channel and TVG Network. The Company recorded the $190.0 million upfront license and distribution fee, less certain adjustments, as deferred revenue, and will record this amount as revenue on a straight-line basis over the term of the license and distribution agreement.

        The sale of the Company’s SpaceCom Systems business (“SpaceCom”) to EchoStar closed on July 7, 2004, and the Company received the remaining $2.0 million in cash (see Note 13).

        Revenues of the SNG Businesses that are recorded in the Company’s statements of operations through the dates of disposition were $3.5 million and $45.5 million for the three months ended June 30, 2004 and 2003, respectively, and $38.7 million and $94.9 million for the six months ended June 30, 2004 and 2003. Since the SpaceCom sale did not close until July 7, 2004, the accompanying condensed consolidated balance sheet as of June 30, 2004 reflects the SpaceCom assets and liabilities to be sold to EchoStar as assets and liabilities of operations held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        The carrying values at June 30, 2004 and December 31, 2003 of the assets and liabilities that are included in the disposal group are as follows (in thousands):

	June 30, 2004	December 31, 2003
Other current assets	$411	$1,032
Property and equipment, net	2,483	2,668
Goodwill	--	50,316
Finite-lived intangible assets, net	1,668	41,868

Total assets	$4,562	$95,884

Accrued liabilities	$2,137	$6,770
Deferred revenue	425	36,707

Total liabilities	$2,562	$43,477

        In connection with the sale of the SNG Businesses, the Company recognized a pre-tax loss on disposal of discontinued operations of $28.9 million. The loss consisted of a write-down of the net carrying value of the disposal group to fair value less cost to sell. Costs associated with this disposal were estimated at $5.9 million, and consist principally of the contractual acceleration of certain liabilities, employee-related transfer costs necessitated by the deal structure (asset purchase), and other transaction costs. During the quarter ended June 30, 2004, $0.8 million of these costs were paid and as of June 30, 2004, $5.1 million of these costs remain unpaid and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. The following table summarizes activity and balances related to these costs (in thousands):

	March 31, 2004	Less: Payments	June 30, 2004
Contractual liabilities	$3,708	$(38)	$3,670
Employee related transfer costs	1,233	--	1,233
Transaction and other	977	(783)	194

Total liabilities	$5,918	$(821)	$5,097

        These costs are expected to be paid in 2004 and 2005.

      Samsung Transaction

        In February 2004, the Company acquired the approximately 20% minority interest held by Samsung Electronics Co., Ltd. (“Samsung”) in one of the Company’s subsidiaries. The Company agreed to release Samsung from a claim arising in connection with

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

Samsung’s transfer of set-top boxes to a satellite television service provider prior to January 1, 2004. In exchange, Samsung agreed to pay the Company $4.0 million in cash and transfer its shares of common stock in a Company subsidiary at no additional cost to the Company. The fair value of Samsung’s minority interest in the subsidiary was estimated to be $1.4 million. The Company recognized no revenue in connection with this transaction in the three months ended June 30, 2004, and $5.4 million in the six months ended June 30, 2004.

(3)    Comcast Joint Venture

        On March 31, 2004, the Company and Comcast Corporation (“Comcast”) formed a joint venture to develop interactive program guides (“JV IPGs”) and related middleware for the cable industry using the existing TV Guide Interactive IPG (“TVGI IPG”) software as the basis for development. The Company contributed assets with a carrying value of approximately $1.5 million, a lease, and development tools and transferred certain of the employees of its TVGI IPG research and development unit to the venture, as well as certain intellectual property rights. The joint venture is 49% owned by the Company and 51% owned by Comcast, with Comcast serving as the managing member. As part of the agreement, Comcast has the right to launch all joint development products or derivatives across its digital subscriber base. Gemstar has the exclusive rights to distribute the joint development products to other multichannel video programming distributors. The joint development team also provides development support for the Company’s existing and future affiliate partners.

        The Company accounts for its 49% share of the operations of the joint venture as an operating expense in accordance with SFAS No. 68, Research and Development Arrangements. For the first three years, the Company has agreed to fund an annual commitment, subject to minimum and maximum provisions and certain escalation clauses, to the joint venture.

        The parties also entered into a non-exclusive patent and distribution license for which Comcast made a $250.0 million one-time cash payment to the Company on March 31, 2004. The license entitles Comcast to utilize the Company’s intellectual property and technology, as well as the TV Guide brand and content on Comcast’s IPG. Additionally, the companies entered into new distribution arrangements providing for carriage of TV Guide Channel, a TV Guide on demand service, and TVG Network. The Company recorded the $250.0 million upfront license fee, less certain adjustments, as deferred revenue, and will record this amount as revenue on a straight-line basis over the term of the license agreement.

(4)     Credit Arrangements

        The Company’s wholly owned subsidiary, TV Guide, Inc. (“TV Guide”), had a $254.5 million six-year revolving credit facility (“Revolving Facility”), expiring in February 2005. Outstanding borrowings under the Revolving Facility at December 31, 2003 were $138.4 million. On April 26, 2004, the Company paid off and retired this facility.

(5)    Litigation and Other Contingencies

        The following material developments in the Company’s legal proceedings occurred in the quarter ended June 30, 2004.

        Securities and Exchange Commission (“SEC”) Matters

        The Company has been ordered by the court in a proceeding captioned In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., Case No. CV-03-3124 MRP (PLAx), in the United States District Court for the Central District of California to maintain approximately $37.0 million in segregated, interest-bearing bank accounts established in connection with its November 2002 management and corporate restructuring. This order prevents the Company from paying any portion of those funds to its former chief executive officer, Dr. Henry Yuen, or its former chief financial officer, Elsie Ma Leung. On July 1, 2003, Dr. Yuen and Ms. Leung filed an appeal of the orders requiring the Company to maintain its accounts. On May 12, 2004, a panel of the Ninth Circuit Court of

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

Appeals overturned the decision and remanded the appeal to the district court for further proceedings. On May 26, 2004 the SEC petitioned the Ninth Circuit Court for a rehearing en banc. Dr. Yuen and Ms. Leung have opposed the SEC’s petition.

        On January 6, 2004, the SEC amended its complaint in Securities and Exchange Commission v. Yuen, et al., Case No. CV 03-4376 MRP (PLAx)to include three of the Company’s former employees, Peter C. Boylan, Craig Waggy, and Jonathan B. Orlick. As with the original complaint, the Company was not named as a party in the amended pleading. Messrs. Boylan, Waggy and Orlick filed defendant motions to dismiss the second amended complaint and the court granted those motions, but allowed the SEC time to amend and file a third amended complaint in July 2004. The SEC’s time to file an amended complaint against Mr. Boylan has been extended, pending Commission approval of a proposed settlement with Mr. Boylan. On July 13, 2004 the SEC filed a third amended complaint against remaining defendants Yuen, Leung, Waggy and Orlick. Document subpoenas and requests for depositions have been served upon the Company, certain of its advisors and members of the Company’s Board of Directors.

        As previously disclosed, the Company reached a final settlement with the SEC that concluded the Commission’s investigation into the Company. On June 23, 2004, the SEC filed a complaint and proposed final judgment with the court in Securities and Exchange Commission v. Gemstar-TV Guide International Inc,. in the United States District Court for the Central District of California, Case No. CV 04-4506 RGK (CTx). On June 30, 2004, the Court approved the Company’s settlement with the SEC. Gemstar agreed to resolve the SEC’s investigation into the Company by, among other things, paying a $10.0 million civil penalty that will be distributed to investors pursuant to Section 308 of the Sarbanes-Oxley Act of 2002. On July 12, 2004, the Company paid the $10.0 million civil penalty using funds already set aside and expensed in connection with the previously announced settlement agreement related to the consolidated federal securities class action litigation.

        Consolidated Federal Securities Class Action

        As previously disclosed, the Company is a party to the proceeding captioned In re Gemstar-TV Guide International Securities Litigation, in the United States District Court for the Central District of California, Master File No. 02-CV-2775 MRP (PLAx). In April 2004, the Company and the plaintiffs submitted formal settlement documents to the Court for preliminary approval. On May 6, 2004, the Court preliminarily approved the partial settlement of the claims against the Company and the certification of a class for settlement purposes. A hearing on the final approval of the settlement is presently scheduled to take place on September 13, 2004. This settlement does not resolve the related shareholder derivative suits or the non-consolidated securities fraud cases still pending against the Company. Additionally, the plaintiff class in the consolidated federal securities class action lawsuits will retain all of its securities fraud claims against the Company’s former chief executive officer and former chief financial officer.

        Other Litigation

        Yuen and Leung v. Gemstar-TV Guide International, Inc., in the Chancery Court of the State of Delaware, New Castle County, Case No. 04 CV 398-N. On April 23, 2004, former employees Dr. Henry Yuen and Elsie Ma Leung filed a declaratory action in the Delaware Chancery Court seeking a declaration of entitlement to advancement of legal fees and expenses, and ordering payment of claimed outstanding fees in the amount of $2.3 million arising from six separate litigation, arbitration and investigation matters, each of which is described in the filing on Form 10-K for the year ended December 31, 2003 and previous filings on Form 10-Q. Dr. Yuen and Ms. Leung also sought reimbursement for attorneys’ fees and costs incurred in bringing the Delaware action for the recovery of their legal fees. The Company filed a motion to dismiss the Delaware complaint on grounds that the claims asserted by plaintiffs were subject to arbitration pursuant to their respective termination and employment agreements. On June 30, 2004, the Chancery Court granted the Company’s motion and dismissed Dr. Yuen and Ms. Leung’s claims in favor of the existing arbitration proceedings without prejudice.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

the Company’s other litigation are expected to result in liabilities that will have a material adverse effect on the Company’s financial position or results of operations.

(6)     Related Party Transactions

        As of June 30, 2004, The News Corporation Limited (“News Corporation”) beneficially owned approximately 41% of the Company’s outstanding common stock and four of the Company’s directors were also officers of News Corporation.

        The Company charged entities controlled by News Corporation $4.9 million and $2.6 million for advertising and other services during the three months ended June 30, 2004 and 2003, respectively, and $7.4 million and $6.8 million for the six months ended June 30, 2004 and 2003, respectively. During those same periods, the Company acquired programming and related services from News Corporation controlled entities of $0.3 million and $0.7 million for the three months ended June 30, 2004 and 2003, respectively, and $0.7 million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively.

        The Company also provides advertising and other services to a third party that is the beneficiary of a media services commitment from News Corporation. News Corporation pays the Company for the services provided to the third party, and accordingly reduces News Corporation's obligation to this third party. The amounts paid to the Company by News Corporation for such services were $0.6 million for each of the three month periods ended June 30, 2004 and 2003, and $2.2 million and $1.4 million for the six months ended June 30, 2004 and 2003, respectively.

        The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.1 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively, and $2.2 million and $2.0 million for the six months ended June 30, 2004 and 2003, respectively.

        News Corporation also provided the Company with the services of various News Corporation personnel from October 2002 through June 2003, including the Company’s former acting chief financial officer. Expenses associated with these services approximated $0.5 million and $0.7 million for the three and six months ended June 30, 2003, respectively. During the three months and six months ended June 30, 2003, the Company also purchased catalog inventory and eBook content from News Corporation controlled entities totaling $0.1million. No comparable purchases occurred during 2004.

        The Company transmits IPG data in the vertical blanking interval of television broadcast stations owned and operated by an affiliate of News Corporation. In exchange, the affiliate’s stations are entitled to a preferred position on the IPG in their designated market areas. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

        As of June 30, 2004 and December 31, 2003, the Company had receivables due from News Corporation controlled entities totaling $3.5 million and $1.8 million, respectively, and payables due to News Corporation controlled entities totaling $0.1 million and $0.3 million, respectively.

        The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

        The Company, through its wholly owned subsidiary, TV Guide On Screen, Inc., leases approximately 25,941 square feet of office space from CMT Realty Partnership, a privately held real estate partnership. The two sons of Douglas Macrae, an executive officer of the Company, through the 1993 DBM Descendants Trust (“DBM Trust”), own a 45% interest in CMT Realty Partnership. Rent expense recognized under this lease totaled $0.1 million for each of the three month periods ended June 30, 2004 and 2003, respectively, and $0.2 million for each of the six month periods ended June 30, 2004 and 2003, respectively. DBM Trust may receive distributions from CMT Realty Partnership, which may include profits from the lease arrangement with the Company.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(7)     Segment Information

        The Company organizes its businesses into four groups that also represent its reportable business segments. The segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses. The Publishing Segment consists of the Company’s print and electronic publishing units and Web sites, including TV Guide magazine, TV Guide Online and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups.

        The Cable and Satellite Segment offers technologies, products, and services to consumers and service providers in the cable and satellite industry. The business units in this Segment include TV Guide Channel, TV Guide Interactive, TVG Network, and other smaller related businesses. As described in Note 2, the SNG Businesses previously reported as part of this Segment are now shown as discontinued operations in the accompanying condensed consolidated statements of operations.

        The Consumer Electronics (“CE”) Licensing Segment is responsible for the licensing of the Company’s proprietary technologies and intellectual property to the CE manufacturing industry and interactive television software providers, and recognizes advertising revenues related to IPGs deployed in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, under the GUIDE Plus+ brand in Europe and under the G-GUIDE brand in Asia. This Segment also has licensed intellectual property to manufacturers of set-top boxes for the digital broadcast system (“DBS”) industry, and continues to license its intellectual property to interactive television software providers and program listings providers in the online, personal computer and other non-television businesses. As a result of an agreement with DirecTV that became effective January 1, 2004, the Company no longer collects one-time license fees from manufacturers of DirecTV’s set-top boxes, but instead is paid by DirecTV on a recurring revenue model based initially on new subscribers. Revenues earned from DirecTV are recognized by the Cable and Satellite Segment. In addition, the CE Licensing Segment is responsible for the sale of advertising carried on the IPGs that are deployed in CE products and incurs costs associated with patent prosecution and certain litigation. The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs.

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

        Segment information for the three and six-month periods ended June 30, 2004 and 2003 is as follows (in thousands):

GEMSTAR-TV GUIDE INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

	Three Months Ended June 30, 2004 2003		Six Months Ended June 30, 2004 2003
Publishing Segment:
Revenues	$95,088	$107,127	$193,450	$216,114
Operating expenses, exclusive of lease settlement (1)	93,909	99,613	184,318	196,780
Lease settlement	(10,088)	--	(10,088)	--

Operating expenses (1)	83,821	99,613	174,230	196,780

Adjusted EBITDA (2)	11,267	7,514	19,220	19,334

Cable and Satellite Segment:
Revenues	63,020	42,492	105,148	78,086
Operating expenses (1)	30,840	30,051	58,031	54,820

Adjusted EBITDA (2)	32,180	12,441	47,117	23,266

CE Licensing Segment:
Revenues	21,007	30,993	75,687	64,856
Operating expenses (1)	17,008	14,523	39,344	36,739

Adjusted EBITDA (2)	3,999	16,470	36,343	28,117

Corporate Segment:
Operating expenses (1)	21,813	24,460	41,581	49,824

Adjusted EBITDA (2)	(21,813)	(24,460)	(41,581)	(49,824)

Consolidated:
Revenues	179,115	180,612	374,285	359,056
Operating expenses, exclusive of lease settlement (1)	163,570	168,647	323,274	338,163
Lease settlement	(10,088)	--	(10,088)	--

Adjusted EBITDA (2)	25,633	11,965	61,099	20,893
Stock compensation	34	(6,732)	237	32,863
Depreciation and amortization	8,857	54,895	17,485	110,626

Operating income (loss)	16,742	(36,198)	43,377	(122,596)
Interest expense	(399)	(1,773)	(1,501)	(3,726)
Other income, net	1,559	78	2,119	3,285

Income (loss) from continuing operations before income taxes	$17,902	$(37,893)	$43,995	$(123,037)

(1)	Operating expenses means operating expenses, excluding stock compensation and depreciation and amortization.
(2)	Adjusted EBITDA is defined as operating income (loss), excluding stock compensation and depreciation and amortization. The Company believes adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by the chief operating decision maker to evaluate the performance of and allocate resources to the industry segments.

(8)    Income Taxes

        On May 6, 2004, shortly after the Company filed its Form 10-Q for the quarter ending March 31, 2004, the Internal Revenue Service ("IRS") published Revenue Procedure 2004-34, effective for taxable years ending on or after May 6, 2004. Revenue Procedure 2004-34 changes the tax treatment for certain types of advance payments where, for financial reporting purposes, the recognition of a portion of the payment as income is deferred to a period beyond the current tax year. Effectively, Revenue Procedure 2004-34 allows the Company to defer, for income tax purposes, the recognition of advance payments in excess of their related book earnings to the year following the receipt of such amounts.

        In the first quarter of 2004, the Company's effective tax rate was negatively impacted by a valuation allowance recorded against a deferred tax asset created upon completion of multi-year patent license and distribution agreements with EchoStar and Comcast (see Notes 2 and 3). Revenue Procedure 2004-34 significantly reduced the anticipated deferred tax asset associated with these agreements. As a result, the Company's effective tax rate was lowered from 151.5% for the three months ended March 31, 2004, to 36.9% for the six months ended June 30, 2004.

        On a pro forma basis, assuming Revenue Procedure 2004-34 had been issued at the time the Company reported its first quarter results of operations, tax expense would have been $9.6 million and $6.6 million for the three months ending March 31, 2004 and June 30, 2004, respectively. Accordingly, on a pro forma basis, the Company's tax expense would have been $29.9 million lower for the three months ended March 31, 2004 and $29.9 million higher for the three months ended June 30, 2004.

GEMSTAR-TV GUIDE INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

         The following summarizes, on a pro forma basis, the Company's income from continuing operations before income taxes; income tax expense; income from continuing operations; and basic and diluted income per share from continuing operations for the quarters ended March 31, 2004 and June 30, 2004 (in thousands, except per share data):

Pro Forma For the Three Months Ended June 30, March 31, 2004 2004

Income from continuing operations before income taxes, as reported	$ 17,902	$ 26,093
Pro forma income tax expense	6,609	9,632

Pro forma income from continuing operations	$ 11,293	$ 16,461

Pro forma basic and diluted income per share from continuing operations	$ 0.03	$ 0.04

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

        The following table presents the effect on net loss and basic and diluted net loss per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123 (in thousands, except per share data):

	Three Months Ended June 30, 2004 2003		Six Months Ended June 30, 2004 2003

Net income (loss), as reported	$ 42,004	$(22,534)	$ 2,228	$(67,896)
Add: stock-based employee compensation included in reported
net loss, net of related tax effects	70	(4,073)	150	19,882
Deduct: total stock-based employee compensation determined under fair
value based method for all awards, net of related tax effects	(2,491)	(2,838)	(4,198)	(6,781)

Pro forma net income (loss)	$ 39,583	$(29,445)	$(1,820)	$(54,795)

Basic and diluted net income (loss) per share:
As reported	$ 0.10	$ (0.06)	$ 0.01	$ (0.17)
Pro forma	0.09	(0.07)	0.00	(0.13)

GEMSTAR-TV GUIDE INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

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

Stock Compensation – As Reported

        Stock compensation was $34,000 for the three months ended June 30, 2004, as compared with a net reversal of $6.7 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, stock compensation was $0.2 million as compared with $32.9 million for the same period in 2003.

        Stock compensation for the three months ended June 30, 2003 included a reversal of $7.7 million related to previously amortized unearned compensation ($4.8 million recognized in the first three months of 2003 and $2.9 million recognized in 2002). The amounts were related to restricted stock that was to be issued to two former executives in connection with the management restructuring in the fourth quarter of 2002. The previously recorded expense was reversed in the second quarter of 2003, since these executives were terminated in April 2003 and the restricted stock will not be issued. In addition, the Company recognized a stock compensation charge of $0.4 million in the three months ended June 30, 2003 related to options required to be issued under the terms of the Patent Rights Agreement described in Note 10.

        Stock compensation also includes amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options assumed by the Company. The unearned compensation is being amortized over the remaining vesting period of the options using an accelerated method. Amortization of unearned compensation was $34,000 and $0.6 million for the three months ended June 30, 2004 and 2003, respectively, and $0.2 million and $1.7 million for the six months ended June 30, 2004 and 2003, respectively.

        Included in stock compensation for the six months ended June 30, 2003 is $33.7 million related to stock options held by the Company’s former chief executive officer and former chief financial officer. As described more fully in Note 10, the Company terminated the former executives’ employment for cause on April 18, 2003. In 1998, the executives entered into employment agreements that provided for accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. The intrinsic value was computed as the difference between the exercise price per share and the stock price per share on the new measurement date multiplied by the number of options. Compensation expense was recognized only when the Company determined that these executives benefited from the extension of the post-employment exercise period. As a result of the termination, the Company recognized a pre-tax stock compensation charge of $33.7 million during the three months ended March 31, 2003.

(10)    Post Employment Compensation

        On April 18, 2003, the Company terminated the employment of Dr. Yuen and Ms. Leung for cause in accordance with the terms of each of their respective employment agreements. On May 30, 2003, Dr. Yuen and Ms. Leung commenced arbitration proceedings against the Company to contest their April 18, 2003 terminations for cause. If an arbitration panel concurs that each of them was properly terminated for cause, the Company is not obligated to make any awards of stock options, restricted stock or stock units contemplated by each of their respective employment and termination agreements. The cash payments and accelerated vesting of stock options set forth in their respective termination agreements are not directly affected by the Company’s determination to terminate their employment for cause under their respective employment agreements; however, the Company is disputing any obligation to make such payments or accelerate such vesting under a variety of legal theories in the arbitration proceedings.

        The Company continues to pay salary and benefits to Dr. Yuen and Ms. Leung during the post-employment period at pay rates in effect prior to their termination on April 18, 2003. Under the terms of the former executives’ respective employment agreements, the Company is obligated to pay such amounts until an arbitration panel concurs that each of them was properly terminated. Such

GEMSTAR-TV GUIDE INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

payments totaled approximately $0.7 million and $1.4 million for the three months and six months ended June 30, 2004, respectively, and approximately $0.5 million for the period from termination date through June 30, 2003, and were included in operating expenses in the accompanying condensed consolidated statements of operations.

        Pursuant to the terms of a Patent Rights Agreement, the Company has the option to acquire certain of Dr. Yuen’s inventions during the period commencing on April 18, 2003 and ending on November 7, 2009. The Company may, in its sole discretion, terminate the agreement on April 18, 2006. The Company agreed to grant Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not to compete with the Company within the fields of interactive program guides and interactive television. Subject to applicable terms and conditions, the agreement provides for (i) annual compensation of $250,000, (ii) an acquisition fee of $250,000 for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the Patent Rights Agreement from the sale of specified products and services with a guaranteed minimum of $1.25 million and a maximum of $2.75 million annually, with the minimum and maximum subject to annual adjustment for increases in the Consumer Price Index for Los Angeles, California, and (iv) 200,000 stock options per year to be granted each November at the market price on the date of grant during the term of this agreement. As a result of the termination of Dr. Yuen’s employment on April 18, 2003, and the resulting commencement of the effective term of the Patent Rights Agreement, the Company recognized a compensation charge and royalty fee totaling $0.8 million and $1.5 million, respectively, during the three months and six months ended June 30, 2004; such charges were $0.8 million during the three months and six months ended June 30, 2003. These costs are included in operating expenses in the condensed consolidated statements of operations. Under the terms of the restructuring agreements, the Company will not be obligated to issue any stock options under the agreement as a result of the forfeiture of Dr. Yuen’s right to receive such options.

(11)    Guarantees

        TV Guide’s obligations under its credit facility were guaranteed by the Company and by certain subsidiaries of TV Guide, and the ownership of certain TV Guide subsidiaries was pledged as collateral. This facility was retired in April 2004 (see Note 4).

        The Company is a party to a loan guarantee to assist a key printing services supplier in obtaining a line of credit and term loans with a  bank. The loans permitted the printer to continue providing services to the Company. The maximum exposure to the Company under this guarantee at June 30, 2004 is $1.3 million.

        In addition to the items listed above, the Company also guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

        The Company provides indemnification protection to certain of its licensees under which the licensee is indemnified and held harmless from certain claims arising out of the incorporation of the Company’s products, services and/or technologies into the licensee’s products, provided the licensee meets the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company’s indemnification obligation is typically limited to the cumulative amount paid to the Company by the licensee under the license agreement. Pursuant to its arrangement with one licensee, the Company has agreed to reimburse the licensee for legal expenses and liabilities in connection with certain pending claims in an aggregate amount not to exceed $3.5 million. Other license agreements do not specify a limit on amounts that may be payable under the indemnity arrangements.

        The Company’s SkyMall catalog subsidiary provides indemnification protection to its airline and merchant partners. The indemnification arrangements with airline partners generally provide that SkyMall will indemnify the airline for, among other things, SkyMall’s negligent acts or omissions, its advertising and promotions and for intellectual property claims relating to products offered in the catalog. To the extent SkyMall was required to indemnify an airline for intellectual property or certain other claims relating to product offered in the catalog, SkyMall would generally be entitled to indemnification from the merchants who supplied the products under the applicable merchant agreements. The merchant agreements also generally provide that SkyMall will indemnify the merchant for claims relating to the activities or operations of SkyMall. In addition, certain merchant agreements require SkyMall to circulate a specified number of catalogs or reach a specified number of airline passengers. These indemnity arrangements with SkyMall’s airlines and merchants limit the circumstances under which indemnification is required, but do not contain a limit on the amounts that may be payable under these arrangements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

        In conjunction with the assignment of a lease held by TV Guide to a joint venture entity, TV Guide and the Company’s co-venturer jointly and severally guaranteed the obligations of the joint venture under the lease. TV Guide’s guaranty obligations continue as long as the Company is a member of the joint venture.

        The Company also has agreements to indemnify a number of its former and current officers and directors against losses incurred by them as a result of their service as an officer and/or director of the Company. In particular, the Company has certain agreements to indemnify and/or reimburse individuals for legal fees and expenses incurred in connection with certain litigation and investigatory proceedings. Among the former officers and directors with whom the Company has such agreements are Dr. Yuen, Ms. Leung, Peter C. Boylan, Craig Waggy, and Jonathan Orlick. The litigation and investigatory proceedings to which these agreements relate include, but are not limited to, the investigation presently being conducted by the SEC and the shareholder and derivative litigation to which the Company is a party. The Company recorded approximately $6.4 million and $3.0 million in legal expenses incurred by its former officers and directors in the three months ended June 30, 2004 and 2003, respectively. Amounts expensed for the six months ended June 30, 2004 and 2003 were $10.1 million and $6.0 million, respectively. These amounts are included in operating expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2004 and December 31, 2003, the Company had accrued liabilities of $10.4 million and $3.7 million, respectively, for such amounts, which are included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

        The Company maintains director and officer liability insurance with respect to liabilities arising out of certain matters, including matters arising under securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the insurance policies. While the Company believes that the policies provide coverage for these claims, the Company’s insurance carriers have reserved their rights under the policies with respect to the payment of these claims, have disputed the availability of coverage on various grounds and have made no payments under these policies for the vast majority of the costs incurred by the Company in connection with these matters, including the costs of legal expenses and other costs of defense incurred by the Company as well as by current and former officers and directors, and settlement costs. Through June 30, 2004, the Company itself incurred legal fees of approximately $3.6 million in excess of its deductible in connection with the above-mentioned shareholder and derivative litigation. Of this amount, approximately $0.3 million was reimbursed by the insurance carriers. The remaining balance of $3.3 million has been charged to operating expense through June 30, 2004. Amounts expensed for the three months ended June 30, 2004 and 2003 were $0.3 million and $0.4 million, respectively. Amounts expensed for the six months ended June 30, 2004 and 2003 were $0.8 million and $0.7 million, respectively.

(12)    Lease Settlement

        On June 30, 2004, the Company entered into a settlement agreement with its landlord related to premises previously occupied by its Gemstar eBook operations. These premises were vacated during the year ended December 31, 2002 and the Company established a reserve of $16.2 million on its books in 2002 to provide for the estimated net present value of its associated future lease obligations. Pursuant to this settlement, the Company paid the landlord $5.0 million as a full settlement of all remaining obligations under this lease agreement. For the three months ended June 30, 2004, the Company recognized the reversal of the remaining reserve of $10.1 million in operating expenses on a separate line item in the accompanying condensed consolidated statements of operations.

(13)    Events Subsequent to Balance Sheet Date

        The sale of the Company’s SpaceCom business to EchoStar closed on July 7, 2004, and the Company received $2.0 million of cash consideration (see Note 2).

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) should be read in conjunction with our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2004 and all other filings, including current reports on Form 8-K, filed with the SEC after such date and through the date of this report. This MD&A should also be read in conjunction with the consolidated condensed financial statements and notes that appear elsewhere in this document.

Overview

        Gemstar-TV Guide International, Inc. is a media and technology company that develops, licenses, markets and distributes technologies, products and services that enhance and simplify on-screen entertainment for television viewers worldwide. In the continually evolving world of television, where customers now have several hundred channels to choose from, we offer a comprehensive guidance solution to all television viewers. We believe that most TV viewers today have a growing demand for such a solution because they are overwhelmed by an increasing number of programming choices that include cable channels, pay-per-view and video on demand and because they are challenged by growing complexity of their home entertainment centers that include digital TV, DVRs and DVD recorders. We believe that our focus on technologies, interactive services, content and publications that empower television viewers positions us well to provide a simple yet powerful solution to the problem of growing choice and complexity of modern-day television. From TV Guide magazine to the TV Guide Channel to our interactive program guides (“IPGs”) for cable and satellite providers and consumer electronics (“CE”) manufacturers, the TV Guide brand is one of the most widely recognized and respected brands. TV Guide stands as a leader in television guidance across all of its business segments.

         Our business strategy primarily focuses on using our unique assets such as the TV Guide brand, television listings data distribution infrastructure, intellectual property, and relationships with cable operators and consumer electronics manufacturers, as well as unique capabilities such as content development expertise, and the ability to localize data listings to individual markets, cable systems and even subscribers. We believe these assets and capabilities allow us to create TV guidance products and services that have a broad consumer appeal. We use these unique strengths to serve consumers through multiple channels: print media; cable, satellite, and interactive TV; the Internet; and consumer electronics devices.

•	The TV Guide Brand. Our brand, anchored by TV Guide magazine, is among the strongest media brands in the United States, with more than 50 years of history and consumer credibility. The TV Guide brand reaches nearly 100 million households in the U.S., through TV Guide magazine, TV Guide Channel, TV Guide Interactive, TV Guide Online and TV Guide On Screen. Each platform serves consumers with one overarching objective — to simplify and enhance viewers’ television watching experience. The TV Guide brand has the highest degree of consumer awareness among sources of program information and entertainment news. Appearing in more than 100,000 retail outlets with more than 300,000 display pockets, TV Guide magazine is one of the leading publications in the United States with Audit Bureau of Circulation reported circulation of approximately 9 million copies a week, and pass-along readership of more than 27 million. Our tvguide.com Web site has more than 4 million registered users and averages nearly 12 million unique users per month, while the TV Guide Channel reaches nearly 75 million households.

•	Content Development Skills. Today, the average American watches more than four hours of television every day and TV has never been more central to our leisure time or more influential in our culture. With 50 years of history in print content creation, we are the only media and entertainment company whose main focus is guiding consumers through the rapidly expanding world of televised information and entertainment. The weekly TV Guide magazine develops approximately 100,000 new program descriptions and reviews, as well as more than 3,600 “Close-ups” and over 300 features per year. TV Guide Channel reviews approximately 3,200 shows per month and conducts more than 9,200 celebrity interviews annually. A key focus of ours is expanding our content development even further, using our experience and expertise to provide new content on TV Guide Online and on the TV Guide Channel.

•	Data Distribution Infrastructure. Our national network supplies listings data to our products via broadcast TV signals, satellite, and the Internet in all 211 U.S. Designated Media Markets, as defined by Nielsen Media Research (“Nielsen”). We use the VBI, or vertical blanking interval, in the analog television signals of the local affiliates of major broadcast networks such as PBS (through National Datacast), ABC, CBS, NBC, Fox and national cable stations to supply program listing information to our consumer electronics products in the U.S. We also use a variety of satellite, terrestrial digital and broadband Internet to deliver listings data to our CE IPGs internationally.

•	Intellectual Property. We have a significant intellectual property portfolio primarily applicable to television guidance. In the U.S. we have been granted over 280 patents. Outside the U.S. we have been granted more than 700 patents. Intellectual property license revenues supplement the revenues derived from the services we offer.

•	Strategic Partners. We work closely with many of the leading multichannel video programming distributors, international CE manufacturers, and international brand and program advertisers to tailor and distribute our interactive products to consumers. Domestically, we provide IPG products or branded IPG technology licenses to both major domestic satellite providers and most major multiple system operators (“MSOs”). We license our consumer electronics IPG products to major CE manufacturers around the world. Our licensees include JVC, Matsushita (Panasonic), Mitsubishi, Philips, Pioneer, Samsung, Sharp, Sony, Thomson, TiVo, Toshiba and others. As a leader in IPG technology, our strategic relationships with companies across key media and technology industries position us well to capitalize on the future growth of digital televisions, home network centers and digital mass storage recording devices and the associated explosion of content across these platforms.

•	Localized Data Listings. Our capabilities include customizing and localizing data listings for more than 3,700 Nielsen cable head-ends. Where available, we include VOD and PPV movie previews, prices and ordering instructions.

Critical Accounting Policies and Estimates

        This MD&A is based on our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from our current expectations.

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the six month period ended June 30, 2004 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

        See Note 1 of the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Consolidated Results of Operations

        The following table sets forth certain financial information for the three and six months ended June 30, 2004 and 2003, in thousands.

	Three Months Ended June 30, 2004 2003		Six Months Ended June 30, 2004 2003
Statement of Operations Data:
Revenues	$ 179,115	$ 180,612	$ 374,285	$ 359,056
Operating expenses:
Operating expenses, exclusive of expenses shown below	163,570	168,647	313,186	338,163
Lease settlement	(10,088)	--	--	--
Stock compensation	34	(6,732)	237	32,863
Depreciation and amortization	8,857	54,895	17,485	110,626

	162,373	216,810	330,908	481,652

Operating income (loss)	16,742	(36,198)	43,377	(122,596)
Interest expense	(399)	(1,773)	(1,501)	(3,726)
Other income, net	1,559	78	2,119	3,285

Income (loss) from continuing operations before income taxes	17,902	(37,893)	43,995	(123,037)
Income tax (benefit) expense	(23,294)	(9,947)	16,241	(43,735)

Income (loss) from continuing operations	41,196	(27,946)	27,754	(79,302)
Discontinued operations:
Income from discontinued operations	1,246	8,839	15,585	18,674
Loss on disposal of discontinued operations	--	--	(28,882)	--
Income tax expense	438	3,427	12,229	7,268

Income (loss) from discontinued operations	808	5,412	(25,526)	11,406

Net income (loss)	$ 42,004	$ (22,534)	$ 2,228	$ (67,896)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$ 214,065	$ (5,999)	$ 424,689	$ 10,214
Investing activities	43,982	(873)	28,519	7,746
Financing activities	(138,382)	(48,024)	(114,125)	(74,922)
17

        For the three months ended June 30, 2004, revenues were $179.1 million, a decrease of $1.5 million, or 0.8%, compared to $180.6 million for the same period in 2003. While our overall revenues did not vary significantly period to period, the composition by segment of these revenues did. Revenues for our Cable and Satellite Segment increased by $20.5 million. This increase was offset by declines of $12.0 million in our Publishing Segment and $10.0 million in our CE Licensing Segment. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

        For the six months ended June 30, 2004, revenues were $374.3 million, an increase of $15.2 million, or 4.2%, compared to $359.1 million for the same period in 2003. The increase in revenues for the six months ended June 30, 2004 compared to the same period in 2003 was driven by increases of $27.1 million in our Cable and Satellite Segment and $10.8 in our CE Licensing Segment, partially offset by a decrease of $22.7 million in our Publishing Segment’s revenues. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

        For the three months ended June 30, 2004, operating expenses were $153.5 million, a decrease of $15.2 million, or 9.0% compared to the same period in 2003. Excluding the impact of the Gemstar eBook lease settlement described below, operating expenses were $163.6 million, a decrease of $5.1 million, or 3.0% compared to the same period in 2003. Significant contributors to the $5.1 million decrease in operating expenses include a $3.6 million reduction in expenses relating to our significantly scaled back Gemstar eBook business and a $3.7 million reduction in legal expenses.

        For the six months ended June 30, 2004, operating expenses were $313.2 million, a decrease of $25.0 million or 7.4%, compared to the same period in 2003. Excluding the impact of the Gemstar eBook lease settlement described below, operating expenses were $323.3 million, a decrease of $14.9 million, or 4.4%, compared to the same period in 2003. Significant contributors to the $14.9 million decrease in operating expenses include a $6.1 million reduction in expenses relating to our significantly scaled back Gemstar eBook business and a $5.7 million reduction in legal expenses.

Lease Settlement

        On June 30, 2004, we entered into a settlement agreement with our landlord related to premises previously occupied by our Gemstar eBook operations. These premises were vacated during the year ended December 31, 2002 and we established a reserve of $16.2 million on our books in 2002 to provide for the estimated net present value of our associated future lease obligation. Pursuant to this settlement, we paid the landlord $5.0 million as a full settlement of all remaining obligations under our lease agreement. For the three months ended June 30, 2004, we recognized the reversal of the remaining reserve of $10.1 million in operating expenses on a separate line item in the accompanying condensed consolidated statements of operations.

Stock Compensation

        Stock compensation for 2004 consists entirely of amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options we assumed in the acquisition of TV Guide, Inc. (“TV Guide”). The unearned compensation is being amortized over the remaining vesting period of the options using an accelerated method.

        As described in Note 9 to the accompanying condensed consolidated financial statements, stock compensation in 2003 included $33.7 million related to stock options held by our former chief executive officer and former chief financial officer. We terminated the former executives’ employment for cause on April 18, 2003. As a result of the termination and the determination that these executives would benefit from their contractual extension of their post-employment period for exercising stock options, we recognized a pre-tax stock compensation charge of $33.7 million during the first quarter and first half of 2003. Stock compensation for the three months and six months ended June 30, 2003 included a $0.4 million charge for options required to be issued under the terms of the Patent Rights Agreement described in Note 9, as well as reversals of $7.7 million and $2.9 million, respectively, related to restricted stock that was to be issued to two former executives in connection with the management restructuring in the fourth quarter of 2002. The previously recorded expense was reversed during the second quarter of 2003 since these executives were terminated in April 2003 and it became evident that the restricted stock would not be issued. The reversal was comprised of $4.8 million of charges recognized in the first three months of 2003 and $2.9 million recognized in 2002. In addition, stock compensation in 2003 included amortization of unearned compensation, as described in the paragraph above, of $0.6 million and $1.7 million, respectively for the three months and six months ended June 30, 2003.

Depreciation and Amortization

        Depreciation and amortization for the three months ended June 30, 2004 was $8.9 million, a decrease of $46.0 million, or 83.9%, compared to the same period in 2003. For the six months ended June 30, 2003, depreciation and amortization was $17.5 million, a decrease of $93.1 million, or 84.2%, compared to the same period in 2003. The substantial year-over-year decreases are due to decreased amortization expense related to finite-lived intangible assets. Certain finite-lived intangible assets that generated $45.8 million and $91.7 million, respectively of amortization expense for the three months and six months ended June 30, 2003 became fully amortized in July 2003 and therefore had no amortization in 2004.

Interest Expense

        Interest expense for the three months ended June 30, 2004 was $0.4 million, a decrease of $1.4 million compared to the same period in 2003. For the six months ended June 30, 2004, interest expense was $1.5 million, a decrease of $2.2 million compared to the same period in 2003. The decreases were attributable to lower 2004 debt levels and the payoff of the credit facility on April 26, 2004.

Other Income, net

        Other income, net for the three months ended June 30, 2004 was $1.6 million, an increase of $1.5 million compared to the same period in 2003. The increase for the three months ended June 30, 2004 was primarily due to interest income earned on our higher cash balances. For the six months ended June 30, 2003, other income was $2.1 million, a $1.2 million decrease compared to the same period in 2003. The decrease for the six months ended June 30, 2004 was attributable to a $2.8 million gain on the sale of marketable securities recorded 2003, for which there was no equivalent transaction this year, partially offset by increased interest income earned.

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

        We recently received preliminary court approval of our agreement to settle the consolidated shareholder class action lawsuits pending against us in the U.S. District Court for the Central District of California. A final approval hearing is scheduled for September 13, 2004. Under the agreement, the claims against us will be dismissed with prejudice in exchange for $67.5 million in cash and stock. Of this amount, $42.5 million will be funded, directly or through the SEC, from the restricted cash account we set up during the three months ended March 31, 2004. The remaining $25.0 million will consist of 4,105,090 shares of our common stock, valued at $6.09 per share on the date the agreement was reached. The number of shares required to satisfy the settlement will increase if the price per share at the time of distribution is less than $6.09 per share. We have the option to substitute cash for up to one half of the shares prior to the final settlement hearing. If we elect to do so, this $12.5 million payment would come from our unrestricted cash.

        The settlement of the consolidated shareholder class action lawsuits gives us the right to use up to $10.0 million of restricted cash to resolve the SEC’s investigation into our past accounting practices; provided, that such funds would be available to investors under the Fair Funds provisions of the Sarbanes-Oxley Act. In the period ended June 30, 2004, we agreed, subject to court approval, with the SEC to pay a civil fine of $10.0 million. Following court approval of our SEC agreement, and subsequent to June 30, 2004, we transferred $10.0 million of our restricted cash to the court to settle our agreement with the SEC.

        Pursuant to these agreements and other contingent matters, accruals for loss contingencies at June 30, 2004 totaled $82.5 million. Liabilities related to contingent matters at December 31, 2003 were $81.7 million. The SEC and consolidated shareholder class action settlements described above do not resolve the related shareholder derivative suits or the non-consolidated securities fraud cases still pending against us.

        Outside legal expenses were $17.9 millon and $21.6 million for the three months ended June 30, 2004 and 2003, respectively, and $36.7 million and $42.4 million for the six months ended June 30, 2004 and 2003, respectively. We expect outside legal expenses to be significant for the foreseeable future.

Income Taxes

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

        The ultimate resolution of our current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of June 30, 2004 and December 31, 2003, we have established valuation allowances of $166.3 million and $180.1 million, respectively, against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

        In the first quarter of 2004, our effective tax rate was negatively impacted by a valuation allowance recorded against a deferred tax asset created upon completion of certain patent license and distribution agreements. On May 6, 2004, shortly after we filed our first quarter Form 10-Q, the Internal Revenue Service (“IRS”) issued Revenue Procedure 2004-34, effective upon release, which significantly reduced the anticipated deferred tax asset and its associated valuation allowance. As a result, our effective tax rate was lowered from 151.5% for the three months ended March 31, 2004 to 36.9% for the six months ended June 30, 2004. See Note 8 of the Condensed Consolidated Financial Statements for additional information and pro-forma earnings per share.

Discontinued Operations

        In March 2004, we entered into various agreements with EchoStar Communications Corporation and/or certain of its subsidiaries (“EchoStar”) to sell substantially all of the operating assets of the Superstar/Netlink Group LLC (“SNG”), UVTV distribution services, and SpaceCom Systems businesses (collectively, the “SNG Businesses”) for approximately $48.0 million in cash. In addition, EchoStar agreed to assume certain liabilities. The SNG and UVTV distribution services sales closed in April 2004. The SpaceCom Systems (“SpaceCom”) sale closed on July 7, 2004. Accordingly, the SNG Businesses, previously reported as part of the Cable and Satellite Segment, are shown as discontinued operations in the accompanying condensed consolidated statements of operations.

        For the three months ended June 30, 2004, pre-tax income from discontinued operations was $1.2 million, a decrease of $7.6 million compared to the same period in 2003, with the reduction resulting from the closing of the sale of the SNG and UVTV businesses at the beginning of our second quarter. For the six months ended June 30, 2004, pre-tax income from discontinued operations was $15.6 million, a decrease of $3.1 million compared to the same period of 2003, and a $28.9 million pre-tax loss on disposal of discontinued operations was recognized in connection with the sale of the SNG Businesses to EchoStar. The decrease in pre-tax income from discontinued operations was due to a combination of declining revenues and the closing of the sale of the SNG and UVTV businesses during the 2004 period.

Segment Results of Operations

        Our businesses are organized into four groups that also represent our reportable business segments. The segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses.

        The Publishing Segment consists of our print and electronic publishing units and Web sites including TV Guide magazine, TV Guide Online and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups.

        The Cable and Satellite Segment offers technologies, products and services to consumers and service providers in the cable and satellite industry. The business units in this Segment include TV Guide Channel, TV Guide Interactive, TVG Network, and other smaller related businesses. As described above, the SNG Businesses previously reported as part of this Segment are now shown as discontinued operations in the accompanying condensed consolidated statements of operations.

        The CE Licensing Segment is responsible for the licensing of our proprietary technologies and intellectual property to the CE manufacturing industry and interactive television software providers, and recognizes advertising revenues related to IPGs deployed in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, under the GUIDE Plus+ brand in Europe and under the G-GUIDE brand in Asia. This Segment also has licensed intellectual property to manufacturers of set-top boxes for the digital broadcast system (“DBS”) industry, and continues to license its intellectual property to interactive television software providers and program listings providers in the online, personal computer and other non-television businesses. As a result of an agreement with DirecTV, we no longer collect one-time license fees from manufacturers of DirecTV’s set-top boxes, but instead are paid by DirecTV on a recurring revenue model based initially on new subscribers. Revenues earned from DirecTV are recognized by the Cable and Satellite Segment. As such, beginning in this quarter, we no longer anticipate recognizing significant DBS revenues in our CE Licensing Segment. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and certain litigation.

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

        Segment information for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended June 30, 2004 2003		Six Months Ended June 30, 2004 2003
Publishing Segment:
Revenues	$ 95,088	$ 107,127	$ 193,450	$ 216,114
Operating expenses, exclusive of lease settlement (1)	93,909	99,613	184,318	196,780
Lease settlement	(10,088)	--	(10,088)	--

Operating expenses (1)	83,821	99,613	174,230	196,780

Adjusted EBITDA (2)	11,267	7,514	19,220	19,334

Cable and Satellite Segment:
Revenues	63,020	42,492	105,148	78,086
Operating expenses (1)	30,840	30,051	58,031	54,820

Adjusted EBITDA (2)	32,180	12,441	47,117	23,266

CE Licensing Segment:
Revenues	21,007	30,993	75,687	64,856
Operating expenses (1)	17,008	14,523	39,344	36,739

Adjusted EBITDA (2)	3,999	16,470	36,343	28,117

Corporate Segment:
Operating expenses (1)	21,813	24,460	41,581	49,824

Adjusted EBITDA (2)	(21,813)	(24,460)	(41,581)	(49,824)

Consolidated:
Revenues	179,115	180,612	374,285	359,056
Operating expenses (1)	153,482	168,647	313,186	338,163

Adjusted EBITDA (2)	25,633	11,965	61,099	20,893
Stock compensation	34	(6,732)	237	32,863
Depreciation and amortization	8,857	54,895	17,485	110,626

Operating income (loss)	16,742	(36,198)	43,377	(122,596)
Interest expense	(399)	(1,773)	(1,501)	(3,726)
Other income, net	1,559	78	2,119	3,285

Income (loss) from continuing operations before income taxes	$ 17,902	$(37,893)	$ 43,995	$(123,037)

(1)	Operating expenses means operating expenses, excluding stock compensation and depreciation and amortization.

(2)	Adjusted EBITDA is defined as operating income (loss), excluding stock compensation and depreciation and amortization. We believe adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources to the industry segments.
21

Publishing Segment

        For the three months ended June 30, 2004, revenues for this segment were $95.1 million, a decrease of $12.0 million, or 11.2%, compared to the same period in 2003. For the six months ended June 30, 2004, revenues for this segment were $193.5 million, a decrease of $22.7 million, or 10.5%, compared to the same period in 2003.

        The following table shows the breakdown of revenues in the Publishing Segment by business unit (in thousands):

	Three months ended June 30, 2004 2003		Change Dollars Percent		Six months ended June 30, 2004 2003		Change Dollars Percent
Publishing Segment:
TV Guide magazine	$81,366	$91,706	$(10,340)	(11.3)%	$167,656	$188,801	$(21,145)	(11.2)%
SkyMall	11,863	12,534	(671)	(5.4)%	22,574	21,964	610	2.8%
TV Guide Online	1,767	1,169	598	51.2%	3,050	1,981	1,069	54.0%
Other	92	1,718	(1,626)	(94.6)%	170	3,368	(3,198)	(95.0)%

Total	$95,088	$107,127	$(12,039)	(11.2)%	$193,450	$216,114	$(22,664)	(10.5)%

        TV Guide magazine revenues, despite a stable circulation base, continue to decline. For the three months ended June 30, 2004, TV Guide magazine revenues decreased by $10.3 million, or 11.3%, compared to the same period in 2003. The most significant contributor was a decline in subscription revenues of $9.0 million.

        Even though TV Guide magazine’s individually paid subscribers increased from the same period a year ago, individually paid subscriber revenues were down $9.0 million, or 18.0%, versus the second quarter last year, due to a 19.5% decrease in subscription revenue per copy. This decline reflects our focus on increasing TV Guide magazine’s base of individually paid subscribers through various promotional offers. We believe a significant percentage of these new subscribers will ultimately renew at higher rates over time, thus providing an increased per copy contribution. Additionally, the increase in individually paid subscribers allowed us to reduce the percentage of our 9.0 million circulation base comprised of sponsored sales and arrears copies. This is important as sponsored sales and arrears copies do not have the potential to provide a greater contribution per copy in the future. Reducing the percentage of our circulation base comprised of sponsored sales and arrears copies, while maintaining our circulation base, will continue to be a focus for us throughout the year. Subscription revenues for the comparable period last year also included $1.8 million from the now discontinued monthly cable magazine.

        Newsstand revenues of the weekly TV Guide magazine decreased by $0.9 million, or 8.9%, primarily due to a 29.0% decrease in copies sold in the second quarter of 2004, compared to the same period of 2003. The resulting sales decline of $3.8 million was partially offset by $2.8 million in additional revenues from an increase in the newsstand price from $1.99 to $2.49. We anticipate continued soft sales at newsstand in 2004.

        Advertising revenues in the second quarter of 2004 decreased by $0.9 million, or 2.9%, compared to the same period of 2003. This was due to reduced spending on program promotion by major networks and cable programmers of approximately $5.4 million. This was partially offset by an increase of $4.5 million in conventional advertising spending in our feature section of the magazine. New conventional advertisers this year include Dell Computers, Milano Cookies, Red Roof Inns and La Quinta. With the television industry undergoing a variety of changes in timing for new show launches and limited marketing spends, it is difficult to determine if the declines in program advertising are more cyclical or permanent in nature.

        For the six months ended June 30, 2004, TV Guide magazine revenues decreased by $21.1 million, or 11.2%, compared to the same period in 2003. The most significant contributor was a decline in subscription revenues of $17.6 million.

        As with the three month period, TV Guide magazine subscription revenues for the six month period declined despite an increase in individually paid subscribers. Subscription revenues were down $17.6 million, or 17.3%, primarily due to a 17.2% decline in the subscription revenue per copy. This decline, as discussed above, reflects our focus on increasing TV Guide magazine’s base of individually paid subscribers through various promotional offers. This has also helped strengthen our circulation base by reducing non-contributing sponsored sales and arrears copies by approximately 347,000 units since December 31, 2003. Additionally, $3.9 million of the year-over-year decrease is attributable to discontinuance of the monthly cable guide.

        Newsstand revenues of the weekly TV Guide magazine decreased by $1.7 million, or 8.1%, primarily due to a 24.8% decrease in the average number of copies sold in the first half of 2004, compared to the same period of 2003. The resulting sales decline of $6.4 million was partially offset by $4.3 million in additional revenues from an increase in the aforementioned newsstand price hike.

        Advertising revenues for the first six months of the year decreased by $3.2 million, or 5.1%, due to reduced spending on program promotion by major networks and cable programmers of $10.5 million. This was partially offset by our success in attracting new conventional advertisers and increasing business with current customers in the feature section of the magazine. Feature section advertising revenues increased by $7.4 million for the first six months of this year versus the comparable period last year.

        SkyMall’s net revenues are composed of commissions received on the sale of merchandise advertised in its in-flight catalog or on its www.skymall.com Web site, merchandise sold through loyalty programs, and placement fees paid by participating merchants to include their products in SkyMall’s catalog. For the three months ended June 30, 2004, revenues decreased by $0.7 million, or 5.4%, compared to the same period in 2003, primarily due to the timing of loyalty program promotions. In 2003, SkyMall conducted a number of loyalty promotional activities in the first half of the year. In 2004, those promotional activities are being deferred to the third quarter due to market conditions. For the six months ended June 30, 2004, revenues increased by $0.6 million, or 2.8%, compared to the same period in 2003, primarily due to a $2.2 million increase in placement fees charged to vendors for including their products in the SkyMall catalog, which more than offset the impact of deferring loyalty program promotions to the third quarter of 2004.

        TV Guide Online derives revenues primarily from advertising. For the three months ended June 30, 2004, revenues increased by $0.6 million, or 51.2%, compared to the same period of 2003, due to increased advertising revenues. For the six months ended June 30, 2004, revenues increased by $1.1 million, or 54.0%, compared to the same period in 2003, also due to increased advertising revenues. During 2003, TV Guide Online underwent a significant redesign, becoming more integrated with the Company’s other branded products, principally TV Guide magazine. Since its redesign, tvguide.com has become a meaningful source for new subscription orders for TV Guide magazine.

        Other revenues for 2003 primarily include the operations of Gemstar eBook. In June 2003, we announced that we would scale back and eventually shut down operations of our Gemstar eBook subsidiaries, and as a result, did not expect to record any significant revenues or expenses in 2004. The declines in other revenues of $1.6 million and $3.2 million for the three and six month periods ended June 30, 2004, respectively, versus the same periods in 2003, are due to this significant scale back in operations. We anticipate this business will be completely shut down in the summer of 2006.

        As described earlier in Consolidated Results of Operations, on June 30, 2004, we entered into a settlement agreement with our landlord related to premises previously occupied by our Gemstar eBook operations. As a result of this settlement, we reflected the one-time reversal of the remaining lease reserve of $10.1 million as a reduction of operating expenses in this Segment.

        Operating expenses in this Segment, exclusive of the Gemstar eBook lease settlement, were $93.9 million for the three months ended June 30, 2004, a decrease of $5.7 million, or 5.7%, from the same period last year. The decrease in operating expenses for the second quarter of 2004, compared to same period of 2003, was primarily due to a $3.6 million reduction in expenses related to our eBook business, a $1.2 million decrease in merchandise costs relating to lower loyalty program sales at SkyMall, and a net reduction in expenses at TV Guide magazine of $0.7 million. The $0.7 million net reduction of expenses at TV Guide magazine for the quarter was primarily comprised of a reduction in headcount and compensation expenses of $1.0 million, relaunch expenses of $0.9 million incurred in 2003, and a $1.5 million reduction in production costs due to the discontinuation of the monthly cable guide, partially offset by a $2.8 million increase in production costs due primarily to the greater volume of copies and feature advertising pages printed.

        Operating expenses in this Segment, exclusive of the Gemstar eBook settlement, were $184.3 million for the six months ended June 30, 2004, a decrease of $12.5 million, or 6.3%, from the same period last year. The decrease in operating expenses for the first half of 2004, compared to the same period of 2003, was primarily due to a $6.1 million reduction in expenses related to our eBook business, a $1.3 million decrease in merchandise costs relating lower loyalty program sales at SkyMall, and a net reduction in expenses at TV Guide magazine of $4.2 million. The $4.2 million net reduction of expenses at TV Guide magazine for the first half of 2004 was primarily comprised of a reduction in headcount and compensation expenses of $1.0 million, relaunch expenses of $1.3 million incurred in 2003, a reduction of $2.8 million in production costs due to the discontinuation of the monthly cable guide, partially offset by $2.3 million of increased production costs due primarily to an increased volume of copies and feature advertising pages printed. In addition, other general and administrative expenses decreased $1.3 million compared to the same period of the prior year.

Additional Publishing Segment Operating Statistics

	June 30, 2004	March 31, 2004	June 30, 2003	March 31, 2003
	(in thousands)
TV Guide magazine circulation (1)
Newsstand (2)	452	564	638	713
Subscriptions	6,103	6,064	5,739	5,913
Sponsored/arrears	2,424	2,410	2,603	2,448

	8,979	9,038	8,980	9,074

SkyMall - year to date enplanements (3)	309,113	146,396	288,677	136,764

(1)     Average circulation for the three month period ending.
(2)     Current period numbers include an estimate for returns. Prior period numbers are restated to reflect actual returns.
(3)     Enplanements represent the number of paid passengers on all flights to and from domestic locations. Fluctuations in this measure have a direct correlation with the volume of catalog orders.

Cable and Satellite Segment

        For the three months ended June 30, 2004, revenues for this Segment were $63.0 million, an increase of $20.5 million, or 48.3%, compared to the same period in 2003. For the six months ended June 30, 2004, revenues for this segment were $105.1 million, an increase of $27.1 million, or 34.7%, compared to the same period in 2003.

        The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

	Three months ended June 30, 2004 2003		Change Dollars Percent		Six months ended June 30, 2004 2003		Change Dollars Percent
Cable and Satellite Segment:
TV Guide Channel	$30,847	$25,778	$5,069	19.7%	$57,478	$51,322	$6,156	12.0%
TV Guide Interactive	19,628	5,978	13,650	228.3%	27,684	10,638	17,046	160.2%
TVG Network	10,565	8,675	1,890	21.8%	16,193	12,117	4,076	33.6%
Other	1,980	2,061	(81)	(3.9)%	3,793	4,009	(216)	(5.4)%

Total	$63,020	$42,492	$20,528	48.3%	$105,148	$78,086	$27,062	34.7%

        TV Guide Channel revenues increased for the three months by $5.1 million, or 19.7%, compared to the same period in 2003. This increase was principally attributable to increased advertising revenues. Advertising revenues benefited from TV Guide Channel’s expanded distribution and focused selling efforts on the program promotion category. We believe our advertising revenues will continue to grow as a result of the strengthening advertising market and the migration of advertising spending to cable and satellite channels. Advertising revenues should also benefit from our efforts to increase ratings by improving the quality of our programming and supplementing the programming with interactivity.

        The most significant contributor to the increased Cable and Satellite Segment revenues for the three months ended June 30, 2004, compared to the same period in 2003, was TV Guide Interactive. TV Guide Interactive revenues increased by $13.7 million, or 228.3%, when compared to the same period in 2003. The increase is primarily attributable to the recent technology licenses completed with the cable industry’s two largest MSOs, Comcast Corporation (“Comcast”) and Time Warner, and the two major DBS providers, DirecTV and EchoStar. Additionally, revenues from advertising on our IPG increased by $0.8 million, or 65%, over the comparable period a year ago. Our ability to provide IPG advertising is generally at the discretion of the MSO or DBS provider. While we believe our advertising proposition is compelling, and that some of our new MSO and DBS partners will accept advertising on their IPG in the future, our paid advertising in 2004 was limited to the same MSO partners as in 2003. Our ability to significantly increase advertising revenue in future periods will largely depend on the development of an advertising platform that gains acceptance for cable affiliates and advertisers.

        TVG Network, our interactive cable and satellite television network focused on horse racing, contributed increased revenues of $1.9 million, or 21.8%, compared to the same three months in 2003. This growth reflects increased wagering volumes, due to expanded distribution and the resulting growth in customers, for the quarter ended June 30, 2004, compared to the same period in 2003. This growth also may be attributable, at least in part, to the increased interest and enthusiasm for horse racing and associated wagering generated in connection with Smarty Jones’ bid for the Triple Crown of horse racing.

        For the six months ended June 30, 2004, TV Guide Channel revenues increased by $6.2 million, or 12.0%, compared to the same period in 2003. This increase was primarily attributable to increased advertising revenues. While TV Guide Channel’s carriage has expanded by approximately 21%, or 11.7 million subscribers, from one year ago, carriage revenues have remained flat. We have reduced our subscription rates in order to lock in longer-term carriage for the TV Guide Channel. Future TV Guide Channel revenue growth, which we anticipate, is largely dependent on our continued ability to grow our advertising revenues. We believe that the increased carriage, which comes with our longer-term carriage agreements, will contribute to future advertising revenue growth. We also believe improved programming content will drive an increase in TV Guide Channel ratings, further fostering advertising revenue growth.

        For the six months ended June 30, 2004, TV Guide Interactive revenues increased by $17.0 million, or 160.2%, compared to the same period in 2003. As noted above, most of the increase is attributable to the recent technology licenses completed with certain MSO and DBS providers. In addition, advertising revenue on our IPG increased $1.3 million over the comparable period in 2003.

        For the six months ended June 30, 2004, TVG Network’s revenues increased by $4.1 million, or 33.6%, compared to the same period in 2003. This growth reflects increased wagering volumes, due to expanded distribution and the resulting growth in customers, compared to the same period in 2003. As of June 30, 2004, TVG Network was available in approximately 12.6 million domestic satellite and cable homes, an increase of 14.1% from approximately 11.1 million homes as of June 30, 2003. Additionally, TVG Network is carried on Fox Sports Net in approximately 5.0 million southern California homes for two hours daily five days a week.

        Operating expenses in this Segment were $30.8 million for the three months ended June 30, 2004, an increase of $0.8 million, or 2.6%, from the same period last year. Operating expenses in this Segment were $58.0 million for the six months ended June 30, 2004, an increase of $3.2 million, or 5.9%, from the same period last year. The impact of increased marketing, content and compensation costs at TV Guide Channel were partially offset by reduced marketing spending at TVG Network in 2004.

Additional Cable and Satellite Segment Operating Statistics

Subscriber Data (in thousands) (1)	As of June 30, 2004	As of March 31, 2004	As of June 30, 2003	As of March 31, 2003

TV Guide Channel (2)	67,842	67,882	56,120	56,400
TV Guide Channel (international)	1,762	1,746	1,739	1,740
TV Guide Interactive (international)	889	839	754	709
TVG Network	12,639	12,403	11,077	8,701
Cable and Satellite Technology Licenses	29,443	18,185	10,835	10,213

(1)     Subscriber data represents:
          •  Nielsen households for TV Guide Channel
          •  Subscribers for TV Guide Channel (international) and TV Guide Interactive (international) are based primarily on information provided by distributors

          •  Households for TVG Network are based primarily on information provided by distributors
          •  Subscriber data for cable and satellite technology licenses are based on the number of subscribers for which we are paid by our patent licensees.
(2)     Nielsen households for TV Guide Channel increased in July to 74,102.

CE Licensing Segment

        For the three months ended June 30, 2004, revenues in this Segment were $21.0 million, a decrease of $10.0 million, or 32.2%, compared to the same period in 2003. For the six months ended June 30, 2004, revenues in this Segment were $75.7 million, an increase of $10.8 million, or 16.7%, compared to the same period in 2003.

        The following table shows the breakdown of revenues in the CE Licensing Segment by product (in thousands):

	Three months ended June 30, 2004 2003		Change Dollars Percent		Six months ended June 30, 2004 2003		Change Dollars Percent
CE Licensing Segment:
VCR Plus+	$11,349	$11,721	$(372)	(3.2)%	$31,742	$34,068	$(2,326)	(6.8)%
CE IPG	7,569	6,198	1,371	22.1%	30,961	11,568	19,393	167.6%
DBS	--	11,510	(11,510)	(100.0)%	9,167	16,461	(7,294)	(44.3)%
Other	2,089	1,564	525	33.6%	3,817	2,759	1,058	38.3%

Total	$21,007	$30,993	$(9,986)	(32.2)%	$75,687	$64,856	$10,831	16.7%

        Our VCR Plus+ business includes products marketed under the VCR Plus+ brand in North America, the G-Code brand in Asia and the Video Plus+/ShowView brand in Europe (collectively referred to as the “VCR Plus+ business”). This business has been declining in conjunction with the worldwide decline in VCR sales. During the three months ended June 30, 2004, the VCR Plus+ business showed signs of stabilizing. Revenues for the three months ended June 30, 2004 were comparable to the same period in 2003, as manufacturers are increasingly including this technology in their lower-end digital recording devices, offsetting the decline in the rate of traditional VCR products.

        Our CE IPG business, which includes products marketed under the TV Guide On Screen brand in North America, the GUIDE Plus+ brand in Europe and the G-GUIDE brand in Asia, has been adversely affected by manufacturers’ reluctance to incorporate our products in their analog devices because of the high cost of such incorporation. Recently however, the FCC mandated that CE manufacturers transition at least 50% of their sales of large televisions (greater than 35 inches) to digital products by July 2004. The cost of incorporating our IPG products into a digital device is dramatically lower than the cost of incorporating these products into an analog device. As manufacturers make this transition, we have seen an increasing interest by CE manufacturers in incorporating our products. Additionally, we anticipate future success with manufacturers of mid to high end digital video recorders ("DVRs") and DVD recorders incorporating our CE IPG to address consumers demand for more advanced guidance and recording technologies.

        For the three months ended June 30, 2004, revenues in our CE IPG business increased by $1.4 million, or 22.1%, from the same period in 2003. Revenues grew in the second quarter of 2004 over the same period in 2003, as more manufacturers included our CE IPG in their digital televisions and mid to high end DVRs and DVD recorders. Revenues in 2003 benefited from a one-time settlement of $1.3 million with a manufacturer related to a prior service period. Both periods included $4.2 million in revenues related to long-term technology licensing agreements.

        License fees from DBS set-top box suppliers for the three months ended June 30, 2004 decreased by $11.5 million compared to the same period in 2003. As a result of our agreement with DirecTV, DBS revenues are no longer collected from manufacturers of DirecTV’s set-top boxes, but instead are paid by DirecTV to TV Guide Interactive (and thus reported in our Cable and Satellite Segment) on a recurring revenue model based initially on new subscribers. As such, beginning in the second quarter of 2004, we no longer anticipate recognizing significant DBS revenues in the CE Licensing Segment. The absence of $8.5 million in one-time settlements in the comparable period one year ago also contributed to this decline.

        For the six months ended June 30, 2004, VCR Plus+ revenues decreased $2.3 million, or 6.8%, from the same period in 2003. This decline primarily reflects the decline in units reported shipped during the first three months of this year. While sales of our VCR

Plus+ technology currently show signs of stabilizing, we still believe that VCR Plus+ revenues are likely to shift to our CE IPG products in the future. Both periods included $8.5 million in revenues related to long-term technology licensing agreements.

        For the six months ended June 30, 2004, CE IPG revenues were $31.0 million, an increase of $19.4 million, or 167.6%, from the same period in 2003. CE IPG revenues for the six months ended June 30, 2004 and 2003, included one-time settlement amounts of $14.0 million and $1.5 million, respectively. The remaining revenue increase was driven by new licensing agreements with several manufacturers entered into subsequent to the second quarter of 2003.

        The decline in license fees from DBS set-top box suppliers for the six months ended June 30, 2004 reflects the absence of DBS revenues in the second quarter of 2004 due to our agreement with DirecTV as explained above.

        Operating expenses in this segment were $17.0 million for the three months ended June 30, 2004, an increase of $2.5 million, or 17.1%, when compared to the same period in 2003. We recognized $4.8 million in a bad debt recovery in the comparable period a year ago. The absence of a comparable bad debt recovery in the current period was the primary contributor to this increase. This was partially offset by a $2.3 million reduction in legal expenses in the second quarter of 2004 compared to the same period in 2003.

        For the six months ended June 30, 2004, operating expenses in this segment were $39.3 million, an increase of $2.6 million, or 7.1%, when compared to the same period in 2003. The increase is primarily attributable to the absence of the aforementioned $4.8 million bad debt recovery which occurred in 2003. The 2004 period benefited from a $3.3 million decrease in legal costs, partially offset by a $1.0 million increase in compensation expenses.

Corporate Segment

        For the three months ended June 30, 2004, operating expenses in this segment were $21.8 million, a decrease of $2.6 million, or 10.8%, when compared to the same period in 2003. The decrease in operating expenses for the three months ended June 30, 2004 was primarily due to a decrease of $1.0 million in compensation and other employee-related costs, a decrease of $0.9 million in audit and consulting fees, and the absence of a bad debt write-off of $1.0 million that occurred in 2003. For the six months ended June 30, 2004, operating expenses in this segment were $41.6 million, a decrease of $8.2 million, or 16.5%, when compared to the same period in 2003. The decrease in operating expenses for the six months ended June 30, 2004 was primarily due to a $5.2 million decrease in audit and consulting fees, a decrease of $2.1 million in compensation and other employee-related costs, and the absence of a bad debt write-off of $1.0 million that occurred in 2003.

Liquidity and Capital Resources

        As of June 30, 2004, our cash, cash equivalents and marketable securities were $601.0 million. In addition, we have restricted cash of $81.2 million maintained in segregated, interest-bearing accounts. Of this amount, $37.5 million was designated as restricted cash under the November 2002 management restructuring agreement. During the first quarter of 2004, an additional $42.5 million was segregated and restricted in conjunction with the consolidated shareholder class action settlement. We recently received preliminary court approval of our agreement to settle the consolidated shareholder class action lawsuits pending against us in the U.S. District Court for the Central District of California. A final approval hearing is scheduled for September 13, 2004. Under the agreement, the claims against us will be dismissed with prejudice in exchange for $67.5 million in cash and stock, of which $42.5 million will be funded, either directly by the Company or through the SEC, from the restricted cash account we set up during the three months ended March 31, 2004. The remaining $25.0 million will consist of 4,105,090 shares of our common stock, valued at $6.09 per share on the date the agreement was reached. The number of shares required to satisfy the settlement will increase if the price per share at the time of distribution is less than $6.09 per share. We have the option to substitute cash for up to one half of the shares prior to the final settlement hearing. If we elect to do so, this $12.5 million payment would come from our unrestricted cash.

        The settlement of the consolidated shareholder class action lawsuits gives us the right to use up to $10.0 million of the aforementioned $42.5 million of restricted cash to resolve the SEC’s investigation into our past accounting practices; provided that such funds would be available to investors under the Fair Funds provisions of the Sarbanes-Oxley Act. In the period ended June 30, 2004, we agreed, subject to court approval, with the SEC to pay a civil penalty of $10.0 million to resolve this investigation. Following court approval of our SEC agreement, and subsequent to June 30, 2004, we transferred $10.0 million of our restricted cash to the court to settle our agreement with the SEC.

        If the court approves the consolidated shareholder class action settlement on September 13, 2004, we anticipate making the required payments shortly thereafter.

        During the six months ended June 30, 2004, we repaid $139.6 million in debt and capital lease obligations, which resulted in aggregate outstanding debt and capital lease obligations of $1.3 million at June 30, 2004. At June 30, 2004, cash, cash equivalents and marketable securities (excluding the $81.2 million of restricted cash) exceeded debt and capital lease obligations by $599.8 million. Significant contributors to our liquidity include the one-time EchoStar and Comcast transactions described in Notes 2 and 3 of the Condensed Consolidated Financial Statements. We also received $26.5 million during the six months from the exercise of 5.5 million stock options, including $23.4 million relating to the exercise of 4.7 million options by certain former executives.

        In our Form 10-Q for the quarter ending March 31, 2004, we disclosed that we expected to pay approximately $140.0 million in income taxes for 2004, primarily as a result of payments received from Comcast and EchoStar. The issuance of IRS Revenue Procedure 2004-34 (see Note 8 of the Condensed Consolidated Financial Statements) effectively postpones most of this payment for one year.

        In the third quarter of 2004, we expect to record a capital lease obligation of approximately $14.0 million with a related party for a new long-term transponder lease for our Cable and Satellite operations.

        Based on past performance and future expectations, we believe that the anticipated cash flows from operations, and existing cash, cash equivalents and marketable securities balances will be sufficient to satisfy our expected working capital, capital expenditure and debt service requirements in the foreseeable future.

        Net cash flows from operating activities were $424.7 million for the six months ended June 30, 2004 compared to $10.2 million generated for the same period last year. The increase was due to previously discussed payments received from EchoStar and Comcast, partially offset by the transfer of $42.5 million to segregated restricted cash accounts described above.

        Net cash flows provided by investing activities were $28.5 million for the six months ended June 30, 2004 compared to net cash flows provided by investing activities of $7.7 million generated for the same period last year. The increase in cash provided by investing activities was primarily due to the sale of the operating assets of SNG and UVTV distribution services for $46.0 million. This was partially offset by the purchase of SNG’s minority interest for $15.0 million and a $12.7 million reduction in net sales of marketable securities, relative to the same period in the prior year.

        Net cash flows used by financing activities were $114.1 million for the six months ended June 30, 2004 compared to net cash flows used by financing activities of $74.9 million for the same period last year. This increase was due to the bank credit facility repayment of $138.4 million, partially offset by proceeds from the exercise of 5.5 million stock options, generating proceeds of $26.5 million. Repayments of the bank credit facility and term loan for the six months ended June 30, 2003 included a payment of $70.0 million under the bank term loan, which was fully repaid in December 2003. The bank credit facility was fully repaid in April 2004.

        We are a party to a loan guaranty to assist a key printing services supplier in obtaining a line of credit and term loans with a bank. The loans permitted the printer to continue providing services to TV Guide magazine. Our maximum exposure under this guaranty at June 30, 2004 is $1.3 million.

        In conjunction with our assignment of a lease to the joint venture with Comcast, each venturer jointly and severally guaranteed the obligations of the joint venture under the lease. Our guaranty obligations continue as long as we are a member of the joint venture.

        We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

        We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in deferred revenue on the condensed consolidated balance sheets. As of June 30, 2004, current and long-term deferred revenue totaled $683.9 million, including $0.4 million of deferred revenues classified as liabilities related to assets held for sale. Our liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. Our liability for other prepayments is limited to a refund of unearned prepayments in the event that we are unable to provide service. No material refunds have been paid to date.

        In the quarter ended March 31, 2004, we reached an agreement to settle the consolidated shareholder class action lawsuits pending in the U.S. District Court for the Central District of California, subject to court approval and notice to the class. Charges in the suits relate to certain accounting practices and financial reporting under former management. Under the agreement, we will pay a total settlement amount of $67.5 million in cash and stock, of which $42.5 million was paid into a restricted cash account during the first quarter of 2004. Pursuant to this agreement and other contingent matters, accruals for loss contingencies at June 30, 2004 totaled $82.5 million. Liabilities related to contingent matters at December 31, 2003 were $81.7 million. The settlement described above does not resolve the related shareholder derivative suits or the non-consolidated securities fraud cases still pending against us.

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

SOME RISKS AFFECTING BUSINESS,
OPERATING RESULTS AND FINANCIAL CONDITION

        This section highlights some specific risks affecting our business, operating results and financial condition. The list of risks is not intended to be exclusive and the order in which the risks appear is not intended as an indication of their relative weight or importance.

        TV Guide magazine, which is a significant business, has experienced significant declines in contribution per copy and operating results and these declines may continue.

        We sell TV Guide magazine to households and newsstands and customized weekly program guides to customers of cable and satellite service providers. TV Guide magazine has seen circulation contribution per copy decline significantly over the past several years, while many of the costs of producing and distributing the magazine have not declined correspondingly. A significant cause of the decline in circulation contribution per copy has been the decline in high-contribution newsstand sales due to increased competition from free television listings included in local newspapers, IPGs incorporated into digital cable and satellite services, and other sources. To date, we have not seen a reversal in the decline in our newsstand sales, which are important to TV Guide magazine’s profitability. Furthermore, in order to rebuild the subscriber base of TV Guide magazine, we have provided subscribers with various forms of promotional offerings (low contribution per copy subscriptions); however, there can be no assurance that these programs will lead participating subscribers to renew their subscriptions at higher rates upon expiration of the promotion period. Declines in TV Guide magazine’s circulation contribution per copy and operating results may continue and could be significant. Unless the decline in newsstand sales is reversed and newly acquired subscribers renew at higher rates, our results will continue to be adversely affected.

        The market for interactive program guides may not develop rapidly.

        The market for IPGs is rapidly evolving and is increasingly competitive. Demand and market acceptance for IPGs are subject to uncertainty and risk. We cannot predict whether, or how fast, this market will grow, how long it can be sustained, or how it may develop or change. For our CE IPGs, the deployment rate depends on the strength or weakness of the consumer electronics industry, and in particular, the sale of television sets, DVD recorders and DVRs. Purchases of CE products and digital cable and DBS subscriptions are largely discretionary and may be affected by general economic trends in the countries or regions in which these products or subscriptions are offered. For TV Guide Interactive, which is deployed through digital set-top boxes, the deployment rate depends on the growth of digital cable and DBS subscribers and our penetration of the market for IPGs for these subscribers. Revenues from the licensing of our IPG technology to cable and satellite distributors will also depend upon the growth of digital cable television subscribers in the systems operated by our licensees. Our ability to increase the revenues that we derive from the sale of advertising on IPGs distributed by our cable and satellite licensees will depend on the implementation of IPG advertising by such licensees, as well as on increased acceptance of IPG advertising by advertisers. If the market for our IPG products and services, and those of our licensees, develops slowly or becomes saturated with competitors, our operating results could be adversely impacted.

        Our business may be adversely affected by fluctuations in demand for consumer electronics devices employing our technologies.

        We derive significant revenues from manufacturer license fees for our VCR Plus+ and CE IPG technologies based on the number of units shipped. We do not manufacture hardware, but rather depend on the cooperation of consumer electronics manufacturers to incorporate our technology into their products. Generally, our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only a few of these agreements guarantee a minimum aggregate licensing fee. Demand for new consumer electronics devices, including television sets, integrated satellite receiver decoders, DVRs, DVD recorders, personal computers and Internet appliances, may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products and alternate consumer entertainment options. As a result, our future operating results may be adversely impacted by fluctuations in sales of CE devices employing our technologies.

        VCR Plus+ revenues have declined and will decline further due to full penetration of the product in a declining market.

        Revenues derived from VCR Plus+ have declined and could decline further due to the fact that virtually all major VCR manufacturers have licensed the VCR Plus+ technology and the fact that we have already expanded into most major markets worldwide. The worldwide shipment of VCRs is expected to decline as VCRs are replaced by digital recording devices such as DVD recorders and DVRs. Although VCR Plus+ is now being incorporated into some digital recording devices, there is no assurance that this practice will become widespread or continue. In addition, there can be no assurance that we will be able to renew our existing VCR Plus+ agreements as they expire, upon terms as favorable to us as those contained in prior contracts, or at all.

        Any infringement by us or some of our licensees on patent rights of others could affect the development of our products and services or result in litigation.

        Patents of third parties may have an important bearing on our ability to offer some of our products and services. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. If one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others and whether the licenses would be available or, if available, whether we would be able to obtain the licenses on commercially reasonable terms. If we were unable to obtain the licenses, we might not be able to redesign our products or services to avoid infringement. Furthermore, we provide indemnification protection to some of our CE IPG licensees and to some of our service provider licensees under which we may be obligated to indemnify those licensees and hold them harmless from some claims, including claims that our or their products infringe other parties’ patents. The costs of investigating, defending or remedying alleged infringement could be substantial and could have a material adverse effect on our financial condition or results of operations.

        Some terms of our agreements with licensees could be interpreted in a manner that could adversely affect licensing revenue payable to us under those agreements.

        Some of our agreements with CE manufacturers and cable and satellite operators contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another licensee on more favorable terms, we must offer some of those terms to our existing licensee. We have recently entered into a number of license agreements with terms that may differ in some respects from those contained in our prior agreements. These agreements may obligate us to offer different terms to licensees, which could, if accepted, result in lower revenues or otherwise adversely affect our business, financial condition or results of operations. While we believe that we have appropriately accounted for the most favored nation terms included in our license agreements, these contracts are complex and other parties could reach a different conclusion that, if correct, could have a material adverse effect on our financial condition or results of operations.

        Dependence on the cooperation of cable systems, television broadcasters, hardware manufacturers, publications and data providers could adversely affect our revenues.

        We rely on others to deliver our CE IPG data to consumer electronics devices that include our CE IPG. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements that govern some of these relationships can be maintained on favorable economical terms. To deliver our CE IPG data to consumer electronics devices, we have arrangements to carry our data in a part of the television signal called the vertical blanking interval (VBI) of television stations included in the public broadcasting network, independently owned stations, and stations owned and operated by various station group owners. Our contract related to the public broadcasting network stations covers substantially all of the territory required to be covered to effectively transmit our data for delivery to consumer electronics devices incorporating our CE IPGs. We nevertheless continue to rely on arrangements, which are not long-term, with station group owners and operators and independently owned stations for VBI carriage of our IPG data. We cannot assure you that our carriage arrangements with station group owners and operators and independently owned operators will continue. Our data broadcast through the VBI can be, and has been in the past in some markets, deleted or modified by some of the local service providers. Widespread deletion or modification of this data by service providers could have a material adverse impact on our CE IPG business. To mitigate this risk, we have entered into agreements with many service providers to ensure that our CE IPG data will not be deleted or modified by such systems.

        Furthermore, in order for consumer electronics devices that incorporate our CE IPGs to receive our data, such data must also be able to pass through any receivers through which such devices are receiving television programming signals. We do not currently deliver our CE IPG data over satellite networks. Even if our CE IPG data is passed to cable subscribers through cable networks by the service providers, there is a risk that the cable set-top boxes deployed by such subscribers can impede the passage of our CE IPG data. Widespread impedance of our CE IPG data in this manner could have a material adverse impact on our CE IPG business.

        In addition, we purchase some of our program guide information from commercial vendors. The quality, accuracy or timeliness of that data may not continue to meet our standards or be acceptable to consumers. Our VCR Plus+ system relies on consumer access to PlusCode numbers through licensed publications. We depend on the maintenance and renewal of agreements governing the PlusCode publications to ensure the distribution of the PlusCodes.

        Seasonality and variability of consumer electronics product shipments and newsstand sales of our print products may affect our revenues and results of operations on a quarterly or annual basis.

        Shipments of consumer electronics products tend to be higher in the third and fourth calendar quarters. We recognize revenues associated with our technology incorporated in these consumer electronics products when the shipments are reported to us, generally the fourth and first calendar quarters. General advertising also tends to be higher in the fourth quarter. In addition, manufacturer shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. Newsstand sales of our print products tend to be higher in the first and fourth calendar quarters. As a result, we may experience variability in our licensing and advertising revenues.

        Paper and postal price increases can materially raise our costs associated with the production and delivery of the TV Guide print products, including TV Guide magazine and SkyMall catalog.

        The price of paper can be a significant factor affecting TV Guide magazine’s and SkyMall’s operating performance. We do not hedge against increases in paper costs. Paper mills are trying to increase their prices. If paper prices increase and we cannot pass these costs on to the customers, the increases may have a material adverse effect on us.

        We face risks related to ongoing securities litigation and ongoing SEC enforcement action.

        Although we have recently settled with the Securities and Exchange Commission and have previously reached an agreement to settle the consolidated shareholder class action lawsuits pending against us in the United States District Court for the Central District of California, these settlements do not resolve the related shareholder derivative suits or the non-consolidated securities fraud cases still pending against us. In addition, some of our current and former officers and directors have been named as defendants in certain of these cases. Furthermore, five former officers and directors of the Company have been named as defendants in a pending SEC civil action. Additionally, the plaintiff class in the consolidated shareholder class action lawsuits will retain all of its securities fraud claims against our former chief executive officer and former chief financial officer. We are generally obligated, to the extent permitted by law, to indemnify our directors and our former directors and officers who are named defendants in some of these lawsuits. In addition, we are generally obligated, to the extent permitted by law, to advance legal defense costs incurred by those individuals. Our ability to anticipate the timing and amount of those costs that will be submitted to us for advancement is limited; however, those amounts have been significant and are anticipated to continue to be significant for the foreseeable future.

        The cost of participating and defending against these actions is substantial and will require the continuing diversion of management’s attention and corporate resources. We cannot assure you that the significant time and effort spent by management dealing with these matters will not adversely affect our operations. We cannot predict or determine the outcome or resolution of these actions other than the consolidated shareholder class action lawsuits and SEC investigation referred to above, or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments or settlements against us or our indemnitees that could require substantial payments by us, which could have a material adverse effect on our financial position, results of operations, and cash flows.

        An unfavorable outcome of intellectual property litigation or other legal proceedings may adversely affect our business and operating results.

        Our results may be affected by the outcome of pending and future litigation and the protection and validity of patents and other intellectual property rights. Our patents and other intellectual property rights are important competitive tools and many generate income under license agreements. We cannot assure you that our intellectual property rights will not be challenged, invalidated or circumvented in the United States or abroad. Furthermore, we are subject to various antitrust claims asserted by third parties in connection with pending intellectual property litigation. Some of these matters involve potential compensatory, punitive or treble damage claims, or sanctions that, if granted, could have a material adverse effect on us. Unfavorable rulings in our legal proceedings, including those described in Note 5, “Litigation and Other Contingencies,” to the condensed consolidated financial statements, may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

        We face competition in many areas and the competition could negatively impact our operating results.

        We face competition from a wide range of other companies in the communications, advertising, media, entertainment, publishing, information, Internet services, software and technology fields. The competitive environment could, among other results, require price reductions for our products, require increased spending on marketing and product development, limit our ability to develop new products and services, limit our ability to expand our customer base or even result in attrition in our customer base. Any of these occurrences could negatively impact our operating results. Many of our competitors have greater financial and human resources than we do. As a result, these competitors can compete more effectively by offering customers better pricing and other terms and conditions, including indemnifying customers against patent infringement claims. Advertising revenue at the TV Guide Channel is dependent on the number of subscribers as well as viewership ratings, such as those published by Nielsen. A decrease in subscriber numbers or ratings could have a material adverse effect on our Cable and Satellite Segment results of operations. TVG Network competes for viewers with other television networks, one of which is under common ownership with several racetracks and accepts wagers from residents of more states than TVG Network. In addition, TVG Network and its licensees compete for wagering revenue with other account wagering operations and industry participants.

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
• we cannot assure you that we can anticipate successfully the new products and technologies which will gain market acceptance and that those products can be successfully marketed;
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

        Cable television is transmitted on a limited frequency spectrum that must be allocated between multiple analog and digital channels. As digital penetration increases, MSOs are reclaiming analog bandwidth to launch more digital networks and interactive television services, and are likely to continue this recapture until they rebuild their plants to increase bandwidth or there is stability in the mix of analog and digital carriage. If this trend continues, digital recapture may result in a significant decline in the distribution of our analog TV Guide Channel, which could negatively impact our operating results.

        Government regulations may adversely affect our business.

        The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While these regulations do not apply directly to us, they affect cable television providers and other multichannel video programming distributors (“MVPDs”), which are the primary customers for our products and services. In 2001, the Federal Communications Commission (“FCC”) issued a Notice of Inquiry concerning interactive television services, which may indicate that the FCC intends to promulgate rules that could directly or indirectly affect our IPG business. In April 2003, the FCC extended to July 1, 2006 a deadline under which MVPDs (except DBS providers) must phase-out consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions. The FCC has indicated that it may eliminate this separation requirement altogether if the cable and consumer electronics industries successfully negotiate a bi-directional “plug-and-play” agreement, which would allow interactive services to be provided on digital televisions without the need for a set-top box. A plug and play agreement could affect demand for IPGs incorporated into set-top boxes or consumer electronics devices, such as TV Guide Interactive and our CE IPGs. Future developments relating to any of these or other regulatory matters may adversely affect our business.

        The gaming activities of TVG Network are extensively regulated.

        TVG Network derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. Adverse changes in the political climate, new legislation or regulatory activity could harm our business. From time to time, members of Congress and state legislatures have introduced bills that would prohibit or severely restrict off-track interstate pari-mutuel wagering. In addition, some payment systems may, on behalf of member financial institutions, limit the use of credit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations. Although efforts to restrict payment mechanisms may not be targeted at the lawful activity of licensed operations such as TVG Network, the resulting inconvenience to our customers caused by those measures could harm our business or growth prospects. In addition, a leading payment system has, on behalf of its member financial institutions, recently taken an interest in limiting the use of credit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations. Although such efforts to restrict payment mechanisms may not be targeted at the lawful activity of licensed operations such as TVG Network, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects.

        Continued consolidation of the cable and satellite broadcasting industry could adversely affect existing agreements; the impact of these changes is not clear.

        We have entered into agreements with a large number of cable MSOs and DBS providers for the licensing or distribution of our technology, products and services. If, as expected, consolidation of the cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps. We cannot assure you that any measures that we have taken to protect us against any negative consequences resulting from those transactions will be effective. In addition, some of our agreements with MSOs allow for the service provider to terminate the agreement prior to the scheduled expiration date. Even in the absence of those early termination rights, a service provider that files a bankruptcy petition or otherwise restructures or liquidates could avoid its future obligations and discharge its past payment obligations under the agreement in some circumstances. The exercise of any unilateral termination rights could have a material adverse effect on the amount of revenue we receive under these agreements.

        Our stock price has been volatile.

        The market price of our common stock has historically been volatile. It is likely that the market price of our common stock will continue to be subject to significant fluctuations. We believe that future announcements concerning us, our competitors or our principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimated by analysts may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of outstanding common stock in the public market could materially and adversely affect the market price of our common stock. Further, in recent years the stock market has experienced extreme price fluctuations in equity securities of technology and media companies. These price and volume fluctuations often have been unrelated to the operating performance of those companies. These fluctuations, as well as general economic, political and market conditions, such as armed hostilities, acts of terrorism, civil disturbances, recessions, international currency fluctuations, or tariffs and other trade barriers, may materially and adversely affect the market price of our common stock.

        We do not have a comprehensive disaster recovery plan or back-up system, and a disaster could severely damage our operations.

        We currently do not have a comprehensive disaster recovery plan and do not have fully redundant systems for some critical operations. Although we have some technology redundancy and back-up capabilities for our production, publishing and transmission capabilities, there are currently single points of failure within our processes and technology that, in the event of a catastrophic disruption, would cause us to lose our ability to provide transmission or publishing capabilities. In that event, we would have to operate at reduced service levels that could have a material adverse affect on our relationships with our customers, our revenue generation and our brand.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our exposure to market rate risk for changes in interest rates relates primarily to our investment account. We have not used derivative financial instruments in our investment portfolio or to hedge for interest rate fluctuations on our debt. We invest a majority of our excess cash in funds maintained with several high-credit quality financial institutions. We also invest in debt instruments of the U.S. government and its agencies and high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in fixed rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in fair value due to changes in interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2004 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation. As described in “Certain Risks Affecting Business, Operating Results and Financial Condition,” we do not have a comprehensive disaster recovery plan or back-up system, or fully redundant systems for some of our critical operations, and a disaster could severely damage our operations. We are currently developing such a plan and expect to make incremental progress in implementing business continuity and disaster recovery plans during 2004.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        See Note 5 to Condensed Consolidated Financial Statements—Unaudited, which is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 3, 2004, the Company held its Annual Meeting of Stockholders at the Millennium Broadway Hotel in New York, New York. The three Class III directors nominated were elected for a term of three years by the vote set forth below:

Name of Director	Votes For	Votes Withheld
Nicholas Donatiello, Jr.	297,682,940	3,835,343
James E. Meyer	297,811,170	3,707,113
Lachlan K. Murdoch	296,242,717	5,275,566

        The Company’s other directors, whose term of office continued after the 2004 Stockholders’ Meeting, are Peter Chernin, David F. DeVoe, Perry A. Lerner, K. Rupert Murdoch, and Jeff Shell.

        The stockholders also ratified the Company’s appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending December 31, 2004, by the vote set forth below:

Votes For	Votes Against	Abstentions
299,242,523	2,207,208	68,552

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

      b.  Reports on Form 8-K

        The Company filed a report on Form 8-K under Item 12 on May 5, 2004, announcing earnings for the three months ended March 31, 2004.

        The Company filed a report on Form 8-K under Item 1 on June 23, 2004, announcing that it has reached an agreement with the United States Securities and Exchange Commission to resolve the Commission’s investigation of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2004	GEMSTAR-TV GUIDE INTERNATIONAL, INC. (Registrant) By: /s/ BRIAN D. URBAN —————————————— Brian D. Urban Chief Financial Officer (Principal Financial Officer)

