Form 10-Q
period 2004-09-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2004-11-09
CIK 923282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

(Mark One)
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  |X|    No  |_|

        As of November 1, 2004, there were outstanding 423,861,705 shares of the registrant’s Common Stock, par value $0.01 per share.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.
INDEX

Items 3, 4 and 5 of PART II are not applicable and have been omitted.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$570,901	$257,360
Restricted cash	38,760	37,546
Marketable securities	5,311	4,897
Receivables, net	122,020	131,531
Deferred tax asset, net	15,742	21,175
Other current assets	31,579	26,884

Total current assets	784,313	479,393
Property and equipment, net	43,644	51,115
Indefinite-lived intangible assets	66,272	125,673
Finite-lived intangible assets, net	127,260	180,860
Goodwill	263,543	380,070
Income taxes receivable	68,472	69,329
Other assets	41,421	47,729

	$1,394,925	$1,334,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,575	$30,529
Accrued expenses	168,583	245,397
Current portion of long-term debt and capital lease obligations	730	2,104
Current portion of deferred revenue	166,801	186,147

Total current liabilities	384,689	464,177
Deferred tax liability, net	147,901	156,645
Long-term debt and capital lease obligations, less current portion	13,406	138,736
Deferred revenue, less current portion	500,096	137,047
Other liabilities	39,328	61,591
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share	--	--
Common stock, par value $0.01 per share	4,335	4,279
Additional paid-in capital	8,479,058	8,452,702
Accumulated deficit	(8,079,340)	(7,983,239)
Accumulated other comprehensive income, net of tax	499	743
Unearned compensation	(3)	(246)
Treasury stock, at cost	(95,044)	(98,266)

Total stockholders' equity	309,505	375,973

	$1,394,925	$1,334,169

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues:
Publishing	$90,645	$101,820	$284,095	$317,934
Cable and satellite	61,533	39,143	166,681	117,229
Consumer electronics licensing	22,894	24,144	98,581	89,000

	175,072	165,107	549,357	524,163
Operating expenses:
Publishing	93,066	111,450	277,384	308,230
Lease settlement	--	--	(10,088)	--
Cable and satellite	30,992	29,850	89,023	84,670
Consumer electronics licensing	20,855	17,647	60,199	54,386
Corporate	21,101	23,688	62,682	73,512

Operating expenses, exclusive of expenses shown below	166,014	182,635	479,200	520,798
Stock compensation	89	246	326	33,109
Depreciation and amortization	15,183	15,224	32,668	125,850
Impairment of intangible assets	131,637	--	131,637	--

	312,923	198,105	643,831	679,757

Operating loss	(137,851)	(32,998)	(94,474)	(155,594)
Interest income (expense), net	2,402	(711)	2,849	(3,521)
Other income, net	13,160	835	13,331	3,204

Loss from continuing operations before income taxes	(122,289)	(32,874)	(78,294)	(155,911)
Income tax benefit	(23,946)	(10,665)	(7,705)	(54,400)

Loss from continuing operations	(98,343)	(22,209)	(70,589)	(101,511)

Discontinued operations:
Income from discontinued operations	27	6,826	15,612	25,500
Loss on disposal of discontinued operations	--	--	(28,882)	--
Income tax expense	13	2,754	12,242	10,022

Income (loss) from discontinued operations	14	4,072	(25,512)	15,478

Net loss	$(98,329)	$(18,137)	$(96,101)	$(86,033)

Basic and diluted loss per share:
Loss from continuing operations	$(0.23)	$(0.05)	$(0.17)	$(0.25)
Income (loss) from discontinued operations	0.00	0.01	(0.06)	0.04

Net loss	$(0.23)	$(0.04)	$(0.23)	$(0.21)

Weighted average shares outstanding - basic and diluted	423,531	408,515	422,314	408,276

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—UNAUDITED
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Balance at beginning of period	$405,846	$855,418	$375,973	$894,470
Net loss	(98,329)	(18,137)	(96,101)	(86,033)
Other comprehensive income (loss)	131	176	(244)	(3,860)

Comprehensive loss	(98,198)	(17,961)	(96,345)	(89,893)
Treasury shares issued in conjunction with shareholder settlement	1,668	--	1,668	--
Other, principally shares issued pursuant to stock option plans, including tax benefit, and amortization of unearned compensation	189	6,716	28,209	39,596

Balance at end of period	$309,505	$844,173	$309,505	$844,173

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(96,101)	$(86,033)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,668	155,454
Impairment of intangible assets	131,637	--
Deferred income taxes	(3,311)	(44,033)
Stock compensation expense	326	33,109
Loss on disposal of discontinued operations	28,882	--
Gain on sale of marketable securities	(51)	(2,755)
Gain on sale of equity investment	(13,172)	--
Gain on lease settlement	(10,088)	--
Other	(1,331)	1,243
Changes in operating assets and liabilities:
Receivables	3,784	32,220
Other assets	2,894	28,176
Accounts payable, accrued expenses and other liabilities	(58,256)	(80,942)
Deferred revenue	374,900	(43,282)

Net cash provided by (used in) operating activities	392,781	(6,843)

Cash flows from investing activities:
Purchases of minority interests in consolidated subsidiaries	(20,962)	--
Proceeds from dispositions of businesses	48,000	--
Proceeds from sale of equity investment	13,228	--
Purchases of marketable securities	(4,770)	(4,635)
Sales and maturities of marketable securities	4,775	12,730
Proceeds from sale of assets	2,621	839
Additions to property and equipment	(6,852)	(6,999)
Other	--	(493)

Net cash provided by investing activities	36,040	1,442

Cash flows from financing activities:
Repayments under bank credit facility and term loan	(138,448)	(92,500)
Repayment of capital lease obligations	(1,902)	(1,612)
Proceeds from exercise of stock options	26,696	4,544
Distributions to minority interests	(1,060)	(4,486)

Net cash used in financing activities	(114,714)	(94,054)

Effect of exchange rate changes on cash and cash equivalents	(566)	853

Net increase (decrease) in cash and cash equivalents	313,541	(98,602)
Cash and cash equivalents at beginning of period	257,360	350,262

Cash and cash equivalents at end of period	$570,901	$251,660

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s 2003 Annual Report on Form 10-K and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

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

        The Company adopted a plan to dispose of its Superstar/Netlink Group LLC (“SNG”), UVTV distribution services and SpaceCom Systems businesses (collectively the “SNG Businesses”) and subsequently sold substantially all of the operating assets of these businesses (see Note 2). Accordingly, the SNG Businesses, previously reported as part of the Cable and Satellite business segment, are shown as discontinued operations in the accompanying condensed consolidated statements of operations. Therefore, unless otherwise indicated, amounts provided in these notes pertain to continuing operations.

        Certain financial statement items for prior periods, including the results of discontinued operations, have been reclassified to conform to the 2004 presentation.

(2)    Dispositions and Acquisitions

         SNG Businesses

        On March 1, 2004, the Company entered into an agreement with EchoStar Communications Corporation and/or certain of its subsidiaries (“EchoStar”) whereby EchoStar would acquire substantially all of the operating assets and certain liabilities relating to the SNG Businesses for $48.0 million. On April 5, 2004, the Company received $46.0 million in cash for the sale of the SNG and UVTV distribution services businesses. In addition, on April 5, 2004, a non-exclusive patent license and distribution agreement between the Company and EchoStar became effective pursuant to which EchoStar made a $190.0 million one-time cash payment to the Company. The license entitles EchoStar to utilize the Company’s interactive program guides (“IPGs”), intellectual property and technology, as well as the TV Guide brand and content on EchoStar’s IPG. The Company recorded the $190.0 million upfront license and distribution fee, less certain adjustments, as deferred revenue, and will record this amount as revenue on a straight-line basis over the term of the license and distribution agreement. The sale of the Company’s SpaceCom Systems business to EchoStar closed on July 7, 2004, and the Company received the remaining $2.0 million in cash. To facilitate the sale of the SNG Businesses, during the first quarter of 2004, the Company purchased the minority interest in SNG for $15.0 million.

        Revenues of the SNG Businesses, which have been included in income from discontinued operations in the Company’s statements of operations through the dates of disposition, were $0.3 million and $42.5 million for the three months ended September 30, 2004 and 2003, respectively, and $39.0 million and $137.4 million for the nine months ended September 30, 2004 and 2003, respectively.

        In connection with the sale of the SNG Businesses, in the first quarter of 2004, the Company recognized a pre-tax loss on disposal of discontinued operations of $28.9 million. The loss consisted of a write-down of the net

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

carrying value of the disposal group to fair value less cost to sell. Costs associated with this disposal were estimated at $5.9 million, and consisted principally of the contractual acceleration of certain liabilities, employee-related transfer costs necessitated by the deal structure (asset purchase), and other transaction costs. During the three and nine months ended September 30, 2004, $0.1 million and $0.9 million, respectively, of these costs were paid. As of September 30, 2004, $5.0 million of these costs remain unpaid and are included in accrued expenses in the accompanying condensed consolidated balance sheets. These costs are expected to be paid in 2004 and 2005. The following table summarizes activity for the quarter and balances related to these costs (in thousands):

	June 30,	Less:	September 30,
	2004	Payments	2004

Contractual liabilities	$3,670	$5	$3,665

Employee related transfer costs	1,233	--	1,233
Transaction and other	194	130	64

Total liabilities	$5,097	$135	$4,962

        New York Racing Association (“NYRA”) Transaction

        In August 2004, TVG Network consummated a multi-year exclusive license agreement for simulcast and account wagering rights for races conducted at racetracks operated by NYRA. Upon consummating the agreement TVG Network made a lump sum payment to NYRA in (i) partial consideration of the rights granted to TVG Network in connection with the simulcast and account wagering licenses granted to TVG Network, and (ii) full consideration of the termination and release of all NYRA’s rights to ownership interests in TVG Network. A portion of the lump sum fee was allocated to the purchase cost of NYRA’s ownership interest in TVG Network based upon the estimated fair value of the ownership interest. The multi-year agreement became effective July 1, 2004, and the licensing fee consideration will be amortized over the term of the agreement and will be reflected in operating expenses in the accompanying condensed consolidated statements of operations.

       Sale of Equity Investment

         In September 2004, the Company sold its 16.9% equity interest in Youbet.com, Inc. and recognized a $13.2 million gain on the sale for the three and nine month periods ended September 30, 2004. The gain is included in other income, net in the accompanying condensed consolidated statements of operations.

         Samsung Electronics Co., Ltd. Transaction

        In February 2004, the Company acquired the approximately 20% minority interest held by Samsung Electronics Co., Ltd. (“Samsung”) in one of the Company’s subsidiaries. The Company agreed to release Samsung from a claim arising in connection with Samsung’s transfer of set-top boxes to a satellite television service provider prior to January 1, 2004. In exchange, Samsung agreed to pay the Company $4.0 million in cash and transfer its shares of common stock in a Company subsidiary at no additional cost to the Company. The fair value of Samsung’s minority interest in the subsidiary was estimated to be $1.4 million. The Company recognized revenue of $5.4 million in connection with this transaction for the nine months ended September 30, 2004.

(3)    Comcast Joint Venture

        On March 31, 2004, the Company and Comcast Corporation (“Comcast”) formed a joint venture to develop interactive program guides (“JV IPGs”) and related middleware for the cable industry using the existing TV Guide Interactive IPG (“TVGI IPG”) software as the basis for development. The Company contributed assets with

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

a carrying value of approximately $1.5 million, a lease, and development tools and transferred certain of the employees of its TVGI IPG research and development unit to the venture, as well as certain intellectual property rights. The joint venture is 49% owned by the Company and 51% owned by Comcast, with Comcast serving as the managing member. As part of the agreement, Comcast has the right to use the joint development products in connection with products and services Comcast offers across its digital subscriber base. Gemstar has the exclusive right to use the joint development products in connection with products and services it offers to other multichannel video programming distributors. The joint development team also provides development support for the Company’s existing and future affiliate partners.

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

(4)    Goodwill and Other Intangible Assets

        In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying values. It became apparent during the annual budgeting process, which coincided with the preparation and review of the Company’s interim financial statements for the quarter ended September 30, 2004, that the Company needed to reassess its outlook for the TV Guide magazine business. This triggered an interim assessment by the Company to determine whether the fair value of goodwill and indefinite-lived intangible assets of the TV Guide magazine business were less than their carrying values as of September 30, 2004. The Company, with the assistance of a third-party valuation expert, estimated the fair value of goodwill and indefinite-lived intangible assets as of September 30, 2004. As a result, the Company recorded impairment charges totaling $72.2 million for goodwill and $59.4 million for publishing rights and trademarks for the three and nine month periods ended September 30, 2004.

        The Company determined the fair value of goodwill and indefinite-lived assets by utilizing a third-party valuation expert who utilized a discounted cash flow analysis. The impairment charges are not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the impairment charge for goodwill (see Note 9).

(5)    Credit Arrangements

        The Company’s wholly-owned subsidiary, TV Guide, Inc. (“TV Guide”), had a $254.5 million six-year revolving credit facility (“Revolving Facility”), expiring in February 2005. Outstanding borrowings under the Revolving Facility at December 31, 2003 were $138.4 million. On April 26, 2004, the Company paid off and retired this facility.

(6)    Litigation and Other Contingencies

        The following material developments in the Company’s legal proceedings occurred in the quarter ended September 30, 2004.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

          Securities and Exchange Commission (“SEC”) Matters

        As previously reported, the Company has been ordered by the court in a proceeding captioned In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., Case No. CV-03-3124 MRP (PLAx), in the United States District Court for the Central District of California to maintain approximately $37.0 million in segregated, interest-bearing bank accounts established in connection with its November 2002 management and corporate restructuring. This order prevents the Company from paying any portion of those funds to its former chief executive officer, Henry C. Yuen, or its former chief financial officer, Elsie Ma Leung. On September 24, 2004, the Ninth Circuit Court of Appeals granted the SEC’s petition for rehearing en banc seeking review of a May 12, 2004 decision by a three-judge panel of the Ninth Circuit. On October 19, 2004 the Ninth Circuit granted Dr. Yuen and Ms. Leung’s application for expedited rehearing en banc and set the rehearing for December 15, 2004.

        As previously reported, on January 6, 2004, the SEC amended its complaint in Securities and Exchange Commission v. Yuen, et al., Case No. CV 03-4376 MRP (PLAx) in the United States District Court for the Central District of California to include three of the Company’s former employees, Peter C. Boylan, Craig Waggy, and Jonathan B. Orlick, in addition to Dr. Yuen and Ms. Leung. Messrs. Boylan, Waggy and Orlick filed motions to dismiss the second amended complaint and the court granted those motions, but allowed the SEC time to amend and file a third amended complaint on July 13, 2004. In August 2004, the Court approved a settlement between Mr. Boylan and the SEC. On September 14, 2004 the court denied Mr. Waggy’s and Mr. Orlick’s motions to dismiss the third amended complaint. Document subpoenas and requests for depositions continue to be served upon the Company, certain of its advisors and members of the Company’s Board of Directors.

        As previously reported, on June 23, 2004, the SEC filed a complaint and proposed final judgment with the court in Securities and Exchange Commission v. Gemstar-TV Guide International Inc., in the United States District Court for the Central District of California, Case No. CV 04-4506 RGK (CTx). On June 30, 2004, the Court approved the Company’s settlement with the SEC. Gemstar agreed to resolve the SEC’s investigation into the Company by, among other things, paying a $10.0 million civil penalty, without admitting or denying the SEC’s allegations, that will be distributed to investors pursuant to Section 308 of the Sarbanes-Oxley Act of 2002. On July 12, 2004, the Company paid the $10.0 million civil penalty using funds already set aside and expensed in connection with the previously announced settlement agreement related to the consolidated federal securities class action litigation.

          Consolidated Federal Securities Class Action

        As previously reported, the Company is a party to the proceeding captioned In re Gemstar-TV Guide International Inc. Securities Litigation, in the United States District Court for the Central District of California, Master File No. 02-CV-2775 MRP (PLAx). In September 2004, prior to final approval of the settlement and pursuant to the terms of the settlement agreement, the Company elected to substitute cash for 2,052,545 shares of Gemstar common stock by paying $12.5 million into an escrow account. On September 15, 2004, the Court entered a final judgment that (i) approved the settlement of the claims against the Company (ii) dismissed the action against the Company with prejudice and (iii) certified a class for settlement purposes. Pursuant to the terms of the settlement agreement, the Company relinquished control over the cash portion of the settlement amount held in escrow. Following the final court approval of the settlement, the Company issued 328,407 shares from treasury stock and made a payment of an additional $0.3 million in cash to meet the stock trading price guarantee associated with such shares to the plaintiffs’ counsel for a portion of the attorneys’ fees. The remaining 1,724,138 shares of Gemstar common stock, plus any additional shares to be issued or cash to be paid to meet the stock trading price guarantee, having an aggregate value of $10.5 million, will be issued at a future date in accordance with the terms of the settlement agreement. As previously reported, the plaintiff class will retain all of its claims against Dr. Yuen, Ms. Leung, and the Company's former independent public accountants, and the settlement does not resolve the related shareholder derivative suits or the non-consolidated securities fraud cases still pending against the Company.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

         Patent and Antitrust Litigation

        MDL Patent Litigation in the Northern District of Georgia. As previously reported, the Company is a party in an ancillary proceeding in the United States District Court for the Northern District of Oklahoma captioned In re Gemstar Development Corp., N.D. Ga. Master File No. MDL-1274-WBH, Case No. 02-MC-18-EA(J). On December 17, 2003, a magistrate judge issued a Report and Recommendation (“R&R”) recommending that the district court grant the Company’s motion for summary judgment dismissing contempt proceedings brought by Scientific Atlanta, Inc. On October 5, 2004, the district court judge adopted the magistrate judge’s R&R and granted the Company’s motion for summary judgment. On October 19, 2004, Scientific Atlanta filed a motion for reconsideration of the court’s decision granting the Company’s motion for summary judgment.

         Appeal of ITC Investigation. As previously reported, on February 14, 2001, the Company and its StarSight Telecast, Inc. subsidiary filed a complaint requesting that the United States International Trade Commission (“ITC”) commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337 (“Section 337”), regarding imports of certain set-top boxes and components thereof. The complaint alleges that Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., Scientific Atlanta, Inc., EchoStar Communications Corporation and SCI Systems, Inc. (collectively “Respondents”), are violating Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or sale in the United States after importation, of set-top boxes and/or components that infringe, directly, contributorily or by inducement, of certain patents owned by the Company. On October 25, 2002, the Company filed a notice of appeal of the ITC’s August 29, 2002 determination in this matter to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) in a case captioned Gemstar-TV Guide International, Inc. and StarSight Telecast, Inc. v. International Trade Commission and Scientific Atlanta Inc., Case No. 03-1052. On September 16, 2004, the Federal Circuit issued its opinion vacating the ITC’s ruling that Scientific Atlanta did not infringe two of the three patents at issue and reversing the ITC’s ruling that one patent was unenforceable for failure to name a co-inventor. On November 1, 2004, Scientific Atlanta filed a petition for rehearing en banc with the Court of Appeals for the Federal Circuit in the ITC appeal. The Company settled this matter with all Respondents other than Scientific Atlanta and dismissed them from the case before the opinion was issued.

          Other Litigation

        Henry Yuen and Elsie Leung Employment Arbitration, American Arbitration Association Case Nos. 13 Y 116 01305 03 and 13 Y 116 01300 03. As previously reported, on May 30, 2003, the Company’s former employees, Dr. Yuen and Ms. Leung, commenced arbitration proceedings against the Company to contest their April 18, 2003 termination for cause. On July 9, 2003, the Company filed a consolidated Response and counterclaim. In a separate proceeding captioned Gemstar- TV Guide International, Inc. and News Corporation Ltd., Petitioners v. Henry C. Yuen and Elsie M. Leung Respondents,  LASC case No. BS 086054, the Company petitioned the California Superior Court for the County of Los Angeles to consolidate the two separate arbitration proceedings on the grounds that both arbitrations arise from the same transactions and involve common issues of law and fact. On November 24, 2003, the California Superior Court issued an order granting the Company’s motion to consolidate the two proceedings for all purposes. On January 26, 2004, Dr. Yuen and Ms. Leung challenged the order of consolidation by filing a petition for Writ of Mandate with the Court of Appeal of the State of California (State Appellate Court) in a case captioned Henry C. Yuen and Elsie Ma Leung, Petitioners v. Superior Court of the State of California, County of Los Angeles Respondent and Gemstar- TV Guide International, Inc. and News Corporation Ltd., Real Parties in Interest, Court of Appeal Case No.  B172662. On August 24, 2004, the State Appellate Court granted their petition. On October 1, 2004, the Company petitioned the Supreme Court of the State of California for review of the State Appellate Court’s decision in a case captioned Henry C. Yuen and Elsie Ma Leung, Petitioners v. Superior Court of the State of California, County of Los Angeles Respondent and Gemstar- TV Guide International, Inc. and News Corporation Ltd., Real Parties in Interest, Supreme Court Case No.  S128174. These arbitrations remain in abeyance until the issue of consolidation is finally determined.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

        Jonathan Orlick, Claimant and Respondent by Counterclaim and Gemstar — TV Guide International, Inc., Respondent and Counterclaimant, JAMS Arbitration No. 12200308. As previously reported, on June 19, 2003, the Company’s former general counsel, Jonathan Orlick, filed a demand for arbitration with a third-party mediation service for employment termination claims and related expense claims. On July 25, 2003, the Company answered Mr. Orlick’s demand and filed counterclaims for breach of contract, breach of fiduciary duty, disgorgement of compensation and other profits, concealment/fraudulent inducement of contract, recovery of personal property, state and federal statutory violations, and other declaratory relief. The arbitration proceeding commenced in September of 2004. On October 27, 2004, the parties entered into a settlement agreement that resolves all claims between the Company, Mr. Orlick, and his counsel.

        Rose et al v. Gemstar-TV Guide Int’l Inc., San Mateo County Superior Ct., Case No. CIV 433187. As previously reported, on August 1, 2003 former employees of DIVA Systems Corporation (“DIVA”) filed a complaint against the Company alleging causes of action for: 1) breach of contract and 2) fraud for “failing to employ” plaintiffs in connection with the Company’s proposed acquisition of DIVA. On September 27, 2004 the court granted the Company’s motion for summary judgment in this matter. On October 8, 2004 plaintiffs filed a motion for reconsideration of the court’s order granting summary judgment.

        Pamela L. McKissick v. Gemstar-TV Guide International, et al., in the United States District Court, Northern District of Oklahoma, Case No. 04 CV 262P (J). As previously reported, on April 20, 2004, former employee Pamela L. McKissick filed suit against the Company and Dr. Yuen and Ms. Leung, alleging violations of securities laws, fraud and negligent misrepresentation in connection with the value of Ms. McKissick’s stock options and seeking unspecified damages. On September 24, 2004, the court granted the Company’s motion for summary judgment as to Ms. McKissick’s claims against the Company. On October 7, 2004, Ms. McKissick filed a motion for reconsideration of the court’s order granting summary judgment.

        In addition to the items listed above, the Company is party to various legal actions, claims and proceedings as set forth in its Form 10-K for the year ended December 31, 2003 and its Form 10-Q filings for the quarters ended March 31 and June 30, 2004, respectively, as well as other actions, claims and proceedings incidental to its business. Additional information regarding certain of the matters discussed above is contained in these filings.

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

    (7)        Related Party Transactions

        As of September 30, 2004, The News Corporation Limited (“News Corporation”) beneficially owned approximately 41% of the Company’s outstanding common stock and four of the Company’s directors were also officers of News Corporation.

        The Company charged entities controlled by News Corporation $2.9 million and $1.7 million for advertising and other services during the three months ended September 30, 2004 and 2003, respectively, and $10.3 million and $8.5 million for the nine months ended September 30, 2004 and 2003, respectively. During those same periods, the Company acquired programming and related services from News Corporation controlled entities of $0.2 million and $0.6 million for the three months ended September 30, 2004 and 2003, respectively, and $0.9 million and $2.1 million for the nine months ended September 30, 2004 and 2003, respectively. The Company also purchased

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

broadcast advertising from a News Corporation controlled entity in the amount of $0.7 million during the three and nine months ended September 30, 2003. No such purchases occurred during 2004.

        The Company also provides advertising and other services to a third party that is the beneficiary of a media services commitment from News Corporation. News Corporation pays the Company for the services provided to the third party, and accordingly reduces News Corporation’s obligation to this third party. The Company charged News Corporation $1.1 million and $0.9 million for revenues related to such services during the three months ended September 30, 2004 and 2003, respectively, and $3.3 million and $2.3 million for the nine months ended September 30, 2004 and 2003, respectively.

        The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.0 million and $1.1 million for the three months ended September 30, 2004 and 2003, respectively, and $3.2 million and $3.1 million for the nine months ended September 30, 2004 and 2003, respectively.

        News Corporation also provided the Company with the services of various News Corporation personnel from October 2002 through June 2003, including the Company’s former acting chief financial officer. Expenses associated with these services approximated $0.7 million for the nine months ended September 30, 2003. During the three months and nine months ended September 30, 2003, the Company also purchased catalog inventory and eBook content from News Corporation controlled entities totaling $0.1 million and $0.2 million, respectively. No comparable purchases occurred during 2004.

        During the three months ended September 30, 2004, the Company entered into a long-term capital sublease of $13.8 million with a News Corporation controlled entity for a transponder to be used in its Cable and Satellite operations. At September 30, 2004, the current and long-term portions of this capital lease obligation were $0.4 million and $13.4 million, respectively. During the third quarter of 2004, the Company made payments of $0.3 million, consisting of $0.1 million as a prepayment of the final month’s rent, and $0.2 million charged to expense.

        The Company transmits some of its IPG data in the vertical blanking interval of television broadcast stations owned and operated by an affiliate of News Corporation. In exchange, the affiliate’s stations are entitled to a preferred position on the IPG in their designated market areas. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

        As of September 30, 2004 and December 31, 2003, the Company had receivables due from News Corporation controlled entities totaling $0.8 million and $1.8 million, respectively. Payables due to News Corporation controlled entities were negligible at September 30, 2004 and were $0.3 million at December 31, 2003.

        The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

        The Company, through its wholly owned subsidiary, TV Guide On Screen, Inc., leases approximately 25,941 square feet of office space from CMT Realty Partnership, a privately held real estate partnership. The two sons of Douglas Macrae, an executive officer of the Company, through the 1993 DBM Descendants Trust (“DBM Trust”), own a 45% interest in CMT Realty Partnership. Rent expense recognized under this lease totaled $0.2 million and $0.1 million for the three month periods ended September 30, 2004 and 2003, respectively, and $0.4 million and $0.3 million for the nine month periods ended September 30, 2004 and 2003, respectively. DBM Trust may receive distributions from CMT Realty Partnership, which may include profits from the lease arrangement with the Company.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(8)    Segment Information

        The Company organizes its businesses into four groups that also represent its reportable business segments. The segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses.

        The Publishing Segment consists of the Company’s print and electronic publishing units and Web sites including TV Guide magazine, TV Guide Online and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups.

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

        The Consumer Electronics (“CE”) Licensing Segment is responsible for the licensing of the Company’s proprietary technologies and intellectual property to the CE manufacturing industry and interactive television software providers, and recognizes advertising revenues related to IPGs incorporated in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, under the G-GUIDE brand in Asia and under the GUIDE Plus+ brand in Europe. This segment also has licensed certain IPG patents to manufacturers of set-top boxes for the digital broadcast system (“DBS”) industry, and continues to license certain IPG patents to interactive television software providers and program listings providers in the online, personal computer and other non-television businesses. As a result of an agreement with DirecTV that became effective January 1, 2004, the Company no longer collects one-time license fees from manufacturers of DirecTV’s set-top boxes, but instead is paid by DirecTV on a recurring revenue model based initially on new subscribers. Revenues earned from DirecTV are recognized by the Cable and Satellite Segment. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and certain litigation.

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

        Segment information for the three and nine-month periods ended September 30, 2004 and 2003 is as follows (in thousands):

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Publishing Segment:
Revenues	$90,645	$101,820	$284,095	$317,934
Operating expenses, exclusive of lease settlement (1)	93,066	111,450	277,384	308,230
Lease settlement	--	--	(10,088)	--

Operating expenses (1)	93,066	111,450	267,296	308,230

Adjusted EBITDA (2)	(2,421)	(9,630)	16,799	9,704

Cable and Satellite Segment:
Revenues	61,533	39,143	166,681	117,229
Operating expenses (1)	30,992	29,850	89,023	84,670

Adjusted EBITDA (2)	30,541	9,293	77,658	32,559

CE Licensing Segment:
Revenues	22,894	24,144	98,581	89,000
Operating expenses (1)	20,855	17,647	60,199	54,386

Adjusted EBITDA (2)	2,039	6,497	38,382	34,614

Corporate Segment:
Operating expenses (1)	21,101	23,688	62,682	73,512

Adjusted EBITDA (2)	(21,101)	(23,688)	(62,682)	(73,512)

Consolidated:
Revenues	175,072	165,107	549,357	524,163
Operating expenses, exclusive of lease settlement (1)	166,014	182,635	489,288	520,798
Lease settlement	--	--	(10,088)	--

Adjusted EBITDA (2)	9,058	(17,528)	70,157	3,365
Stock compensation	89	246	326	33,109
Depreciation and amortization	15,183	15,224	32,668	125,850
Impairment of intangible assets	131,637	--	131,637	--

Operating loss	(137,851)	(32,998)	(94,474)	(155,594)
Interest income (expense), net	2,402	(711)	2,849	(3,521)
Other income, net	13,160	835	13,331	3,204

Loss from continuing operations before income taxes	$(122,289)	$(32,874)	$(78,294)	$(155,911)

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.

(2)	Adjusted EBITDA is defined as operating loss, excluding stock compensation, depreciation and amortization and impairment of intangible assets. The Company believes adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by the chief operating decision maker to evaluate the performance of and allocate resources to the industry segments.

(9)    Income Taxes

         The Company's effective tax benefit rate on loss from continuing operations before income taxes was 19.6% for the quarter ended September 30, 2004 and 9.8% for the nine months ended September 30, 2004. In 2003, the Company's effective tax rates for the comparable periods were 32.4% and 34.9%, respectively.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

         As described more fully in Note 4, the Company determined that the fair value of goodwill and indefinite-lived intangible assets associated with TV Guide magazine exceeded its carrying value. The impairment write-off is not deductible for tax purposes. As a result, no tax benefit was recorded in relation to the impairment charge. This is the primary reason the Company has a lower effective tax benefit rate for the three and nine months ended September 30, 2004 compared to the comparable prior periods.

         The Company's overall effective tax rate in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, the Company's current and future tax expense or benefit as a percentage of income or loss before income taxes may vary from period to period.

         (10)    Stock-Based Employee Compensation

        The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("Statement 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123 ("Statement 148"). The Company measures compensation expense for its stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. Options awarded under the Company's stock option plans are granted with an exercise price equal to the fair market value on the date of the grant. Exceptions to the Company's stock option policy relate to (a) a 1998 stock option grant to the Company's former chief executive officer that specified a measurement date subsequent to the date of the award, (b) unvested stock options assumed by the Company in the TV Guide acquisition for which a portion of the purchase price was assigned to unearned compensation, and (c) restricted stock units awarded to certain of the Company's directors.

         The following table presents the effect on net loss and basic and diluted net loss per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net loss, as reported	$(98,329)	$(18,137)	$(96,101)	$(86,033)

Add: stock-based employee compensation included in reported net loss, net of related tax effects	143	149	293	20,031
Deduct: total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(6,633)	(3,058)	(10,831)	(9,839)

Pro forma net loss	$(104,819)	$(21,046)	$(106,639)	$(75,841)

Basic and diluted net loss per share:
As reported	$(0.23)	$(0.04)	$(0.23)	$(0.21)
Pro forma	(0.25)	(0.05)	(0.25)	(0.19)

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

Stock Compensation – As Reported

        Stock compensation was $0.1 million for the three months ended September 30, 2004, as compared with $0.2 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, stock compensation was $0.3 million as compared with $33.1 million for the same period in 2003.

Stock compensation in 2004 consists of amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options assumed by the Company and the fair value of restricted stock units awarded to certain of the Company’s directors. The unearned compensation is being amortized over the remaining vesting period of the options using an accelerated method.

        For the nine months ended September 30, 2003, stock compensation included $33.7 million related to stock options held by Dr. Yuen and Ms. Leung. As described more fully in Note 11, the Company terminated the former executives’ employment for cause on April 18, 2003. In 1998, the executives entered into employment agreements that provided for accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. The intrinsic value was computed as the difference between the exercise price per share and the stock price per share on the new measurement date multiplied by the number of options. Compensation expense was recognized only when the Company determined that these executives benefited from the extension of the post-employment exercise period. As a result of the termination, the Company recognized a pre-tax stock compensation charge of $33.7 million during the first quarter of 2003.

        In addition, stock compensation for the nine months ended September 30, 2003, included $2.3 million recognized for amortization of unearned compensation related to unvested stock options assumed by the Company, and a net reversal of $2.9 million related to previously amortized unearned compensation ($4.8 million recognized in the first quarter of 2003 and subsequently reversed in the second quarter of 2003, and $2.9 million recognized in 2002). The reversal related to restricted stock that was to be issued to Dr. Yuen and Ms. Leung in connection with the management restructuring in the fourth quarter of 2002. The previously recorded expense was reversed in the second quarter of 2003, since these executives were terminated in April 2003 and the restricted stock was not issued.

(11)     Post Employment Compensation

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

        The Company continues to pay salary and benefits to Dr. Yuen and Ms. Leung during the post-employment period at pay rates in effect prior to their termination on April 18, 2003. In accordance with the terms of each former executive’s respective employment agreement, the Company is obligated to pay such amounts until an arbitration panel concurs that each of them was properly terminated. Such payments totaled $0.7 million and $2.1 million for the three months and nine months ended September 30, 2004, respectively, $1.1 million for the three months ended September 30, 2003, and $1.6 million for the period from termination date through September 30, 2003, and were included in operating expenses in the accompanying condensed consolidated statements of operations.

        Pursuant to the terms of a Patent Rights Agreement, the Company has the option to acquire certain of Dr. Yuen’s inventions during the period commencing on April 18, 2003 and ending on November 7, 2009. The Company may, in its sole discretion, terminate the agreement on April 18, 2006. The Company agreed to grant Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not to compete with the Company within the fields of interactive program guides and interactive television. Subject to applicable terms and conditions, the agreement provides for (i) annual compensation of $250,000, (ii) an acquisition fee of $250,000 for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the Patent Rights Agreement from the sale of specified products and services with a guaranteed minimum of $1.25 million and a maximum of $2.75 million annually, with the minimum and maximum subject to annual adjustment for increases in the Consumer Price Index for Los Angeles, California, and (iv) 200,000 stock options per year to be granted each November at the market price on the date of grant during the term of this agreement. As a result of the termination of Dr. Yuen’s employment on April 18, 2003, and the resulting commencement of the effective term of the Patent Rights Agreement, the Company recognized a compensation charge and royalty fee totaling $0.8 million and $2.3 million, respectively, during the three months and nine months ended September 30, 2004; such charges were $0.6 million and $1.3 million during the three months and nine months ended September 30, 2003, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. Under the terms of the restructuring agreements, the Company will not be obligated to issue any stock options under the agreement as a result of the forfeiture of Dr. Yuen’s right to receive such options.

(12)    Guarantees

        The Company is a party to a loan guarantee to assist a key printing services supplier in obtaining a line of credit and term loans with a bank. The loans permitted the printer to continue providing services to the Company. The maximum exposure to the Company under this guarantee at September 30, 2004 was $0.9 million.

        In addition to the items listed above, the Company also guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

        The Company provides indemnification of varying scopes and sizes to certain of its licensees against claims made by third parties arising out of the incorporation of the Company’s products, intellectual property, services and/or technologies into the licensee’s products and services, provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company’s indemnification obligation is typically limited to the cumulative amount paid to the Company by the licensee under the license agreement. Other license agreements do not specify a limit on amounts that may be payable under the indemnity arrangements. Pursuant to its arrangement with one of its licensees, the Company has agreed to reimburse the licensee for legal expenses and liabilities in connection with certain pending claims in an aggregate amount not to exceed $3.5 million. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by Financial Accounting Interpretation No. 45. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

        The Company’s SkyMall catalog subsidiary provides indemnification protection to its airline and merchant partners. The indemnification arrangements with airline partners generally provide that SkyMall will indemnify the airline for, among other things, SkyMall’s negligent acts or omissions, its advertising and promotions, and intellectual property claims relating to products offered in the catalog. To the extent SkyMall was required to

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

indemnify an airline for intellectual property or certain other claims relating to products offered in the catalog, SkyMall would generally be entitled to indemnification from the merchants who supplied the products under the applicable merchant agreements. The merchant agreements also generally provide that SkyMall will indemnify the merchant for claims relating to the activities or operations of SkyMall. In addition, certain merchant agreements require SkyMall to circulate a specified number of catalogs or reach a specified number of airline passengers. These indemnity arrangements with SkyMall’s airlines and merchants limit the circumstances under which indemnification is required, but do not contain a limit on the amounts that may be payable under these arrangements.

        In conjunction with the assignment of a lease held by TV Guide to a joint venture entity, TV Guide and the Company’s co-venturer jointly and severally guaranteed the obligations of the joint venture under the lease. TV Guide’s guaranty obligations continue as long as the Company is a member of the joint venture.

        The Company also has agreements to indemnify a number of its former and current officers and directors against losses incurred by them as a result of their service as an officer and/or director of the Company. In particular, the Company has certain agreements to indemnify and/or reimburse individuals for legal fees and expenses incurred in connection with certain litigation and investigatory proceedings. Among the former officers and directors with whom the Company has such agreements are Dr. Yuen, Ms. Leung, Mr. Boylan, and Mr. Waggy. The litigation and investigatory proceedings to which these agreements relate include, but are not limited to, the investigation presently being conducted by the SEC and the shareholder and derivative litigation to which the Company is a party. The Company recorded approximately $4.1 million and $2.0 million in legal expenses incurred by its former officers and directors in the three months ended September 30, 2004 and 2003, respectively. Amounts expensed for the nine months ended September 30, 2004 and 2003 were $14.2 million and $8.0 million, respectively. These amounts are included in operating expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2004 and December 31, 2003, the Company had accrued expenses of $10.2 million and $3.7 million, respectively, for such amounts, which are included in accrued expenses on the condensed consolidated balance sheets.

        The Company maintains director and officer liability insurance with respect to liabilities arising out of certain matters, including matters arising under securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the insurance policies. While the Company believes that the policies it had in place in 2002 provide coverage for certain of the claims, the Company’s insurance carriers have reserved their rights under the policies with respect to the payment of these claims, have disputed the availability of coverage on various grounds and have made no payments under these policies for the vast majority of the costs incurred by the Company in connection with these matters, including the costs of legal expenses and other costs of defense incurred by the Company as well as by current and former officers and directors, and settlement costs. To date, the Company itself incurred legal fees of approximately $3.8 million in excess of its deductible in connection with the above-mentioned shareholder and derivative litigation. Of this amount, approximately $0.3 million was reimbursed by the insurance carriers. The remaining balance of $3.5 million has been charged to operating expense.

(13)    Lease Settlement

        On June 30, 2004, the Company entered into a settlement agreement with its landlord related to premises previously occupied by its Gemstar eBook operations. These premises were vacated during the year ended December 31, 2002 and the Company established a reserve of $16.2 million in 2002 to provide for the estimated net present value of its associated future lease obligations. Pursuant to this settlement, the Company paid the landlord $5.0 million as a full settlement of all remaining obligations under this lease agreement. In the second quarter of 2004, the Company recognized the reversal of the remaining reserve of $10.1 million in operating expenses on a separate line item in the accompanying condensed consolidated statements of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2004 and all other filings, including current reports on Form 8-K, filed with the SEC after such date and through the date of this report. This MD&A should also be read in conjunction with the condensed consolidated financial statements and notes that appear elsewhere in this document.

Overview

        Gemstar-TV Guide International, Inc. is a media and technology company that develops, licenses, markets and distributes technologies, products and services that enhance and simplify on-screen entertainment for television viewers worldwide. In the continually evolving world of television, where consumers now have several hundred channels from which to choose, we offer a comprehensive guidance solution to all television viewers. We believe that most TV viewers today have a growing demand for such a solution because they are overwhelmed by an increasing number of programming choices that include cable channels, pay-per-view and video on demand and because they are challenged by growing complexity of their home entertainment centers that include digital TV, DVRs and DVD recorders. We believe that our focus on technologies, interactive services, content and publications that empower television viewers positions us well to provide a simple yet powerful solution to the problem of growing choice and complexity of modern-day television. From TV Guide magazine to the TV Guide Channel to our interactive program guides (“IPGs”) for cable and satellite providers and consumer electronics (“CE”) manufacturers, the TV Guide brand is one of the most widely recognized and respected brands. TV Guide stands as a leader in television guidance across all of its business segments.

        Our business strategy primarily focuses on using our unique assets such as the TV Guide brand, television listings data, data distribution infrastructure, intellectual property, and relationships with cable and satellite operators and CE manufacturers, as well as unique capabilities such as content development expertise, and the ability to localize data listings to individual markets, cable systems and even subscribers. We believe these assets and capabilities allow us to create TV guidance products and services that have broad consumer appeal. We use these unique strengths to serve consumers through multiple channels: print media; cable, satellite, and interactive TV; the Internet; and consumer electronics devices.

•	The TV Guide Brand. Our brand is among the strongest media brands in the United States, with more than 50 years of history and consumer credibility. The TV Guide brand reaches nearly 100 million U.S. households, through TV Guide magazine, TV Guide Channel, TV Guide Interactive, TV Guide Online and TV Guide On Screen. Each platform serves consumers with one overarching objective - to simplify and enhance viewers' television watching experience. The TV Guide brand has the highest degree of consumer awareness among sources of program information and entertainment news. Appearing in more than 100,000 retail outlets with more than 300,000 display pockets, TV Guide magazine has one of the largest circulations in the United States with Audit Bureau of Circulation reported circulation of approximately 9 million copies a week, and pass-along readership of more than 27 million. Our TV Online service, accessed through the tvguide.com Web site, has more than 4 million registered users and averages nearly 12 million unique users per month, while the TV Guide Channel reaches over 76 million households.

•	Content Development Skills. Today, the average American watches more than four hours of television every day and TV has never been more central to our leisure time or more influential in our culture. With 50 years of history in print content creation, we are the only media and entertainment company whose main focus is guiding consumers through the rapidly expanding world of televised information and entertainment. The weekly TV Guide magazine develops approximately 100,000 new program descriptions and reviews, as well as more than 3,600 "Close-ups" and over 300 features per year. TV Guide Channel reviews approximately 3,200 shows per month and conducts more than 9,200 celebrity interviews annually. A key focus of ours is expanding our content development even further, using our experience and expertise to provide new content on TV Guide Online and on the TV Guide Channel.

•	Data Distribution Infrastructure. Our national network supplies customized and localized listings data to our products and services via broadcast TV signals, satellite, and the Internet in all 210 U.S. Designated Media Markets, as defined by Nielsen Media Research ("Nielsen"). Where available, we include VOD and PPV movie previews, prices and ordering instructions. We use the VBI, or vertical blanking interval, in the analog television signals of the local affiliates of major broadcast networks such as PBS (through National Datacast), ABC, CBS, NBC, Fox and national cable networks to supply program listing information to our IPGs incorporated in CE products in the U.S. We use a variety of satellite, terrestrial digital and broadband Internet transmission means to deliver listings data to our IPGs incorporated in CE products internationally. Our capabilities for providing listing data for the TV Guide Channel and TV Guide Interactive extend directly into more than 3,700 Nielsen cable head-ends.

•	Intellectual Property. We have a significant intellectual property portfolio primarily applicable to television guidance. In the U.S., we have been granted over 280 patents. Outside the U.S., we have been granted more than 700 patents. Intellectual property license revenues supplement the revenues derived from the services we offer.

•	Strategic Partners. We work closely with many of the leading multichannel video programming distributors, international CE manufacturers, and international brand and program advertisers to tailor and distribute our interactive products and services to consumers. Domestically, we license our IPG products and services and/or certain intellectual property rights to both major domestic satellite providers and most major multiple system operators ("MSOs"). We license our consumer electronics IPG products and services to major CE manufacturers around the world. Our licensees include Hitachi, JVC, LG, Matsushita (Panasonic), Mitsubishi, Philips, Pioneer, Samsung, Sharp, Sony, Thomson, TiVo, Toshiba and others. As a leader in IPG technology, our strategic relationships with companies across key media and technology industries position us well to capitalize on the future growth of digital televisions, home network centers and digital mass storage recording devices and the associated explosion of content across these platforms.

Critical Accounting Policies and Estimates

        This MD&A is based on our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from our current expectations.

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the nine month period ended September 30, 2004 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2003.

Consolidated Results of Operations

        The following table sets forth certain financial information for the three and nine months ended September 30, 2004 and 2003, in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Statement of Operations Data:
Revenues	$175,072	$165,107	$549,357	$524,163
Operating expenses:
Operating expenses, exclusive of expenses shown below	166,014	182,635	489,288	520,798
Lease settlement	--	--	(10,088)	--
Stock compensation	89	246	326	33,109
Depreciation and amortization	15,183	15,224	32,668	125,850
Impairment of intangible assets	131,637	--	131,637	--

	312,923	198,105	643,831	679,757

Operating loss	(137,851)	(32,998)	(94,474)	(155,594)
Interest income (expense), net	2,402	(711)	2,849	(3,521)
Other income, net	13,160	835	13,331	3,204

Loss from continuing operations before income taxes	(122,289)	(32,874)	(78,294)	(155,911)
Income tax benefit	(23,946)	(10,665)	(7,705)	(54,400)

Loss from continuing operations	(98,343)	(22,209)	(70,589)	(101,511)
Discontinued operations:
Income from discontinued operations	27	6,826	15,612	25,500
Loss on disposal of discontinued operations	--	--	(28,882)	--
Income tax expense	13	2,754	12,242	10,022

Income (loss) from discontinued operations	14	4,072	(25,512)	15,478

Net loss	$(98,329)	$(18,137)	$(96,101)	$(86,033)

Other Financial Data:
Net cash (used in) provided by:
Operating activities	$(31,908)	$(17,057)	$392,781	$(6,843)
Investing activities	7,521	(6,304)	36,040	1,442
Financing activities	(589)	(19,132)	(114,714)	(94,054)

        For the three months ended September 30, 2004, revenues were $175.1 million, an increase of $10.0 million, or 6.0%, compared to $165.1 million for the same period in 2003. Revenues for our Cable and Satellite Segment increased by $22.4 million. This increase was offset by declines of $11.2 million in our Publishing Segment and $1.2 million in our CE Licensing Segment. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

        For the nine months ended September 30, 2004, revenues were $549.4 million, an increase of $25.2 million, or 4.8%, compared to $524.2 million for the same period in 2003. The increase in revenues for the nine months ended September 30, 2004 compared to the same period in 2003 was driven by increases of $49.4 million in our Cable and Satellite Segment and $9.6 in our CE Licensing Segment, partially offset by a decrease of $33.8 million in our Publishing Segment’s revenues. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

        For the three months ended September 30, 2004, operating expenses were $166.0 million, a decrease of $16.6 million, or 9.1% compared to the same period in 2003. The decrease in operating expenses resulted from $14.4 million in costs incurred in the prior year to improve editorial content and enhance marketing efforts for TV Guide magazine. Similar expenses were not incurred in 2004. Additionally, there was a $2.0 million reduction in expenses relating to our significantly scaled back Gemstar eBook business.

        For the nine months ended September 30, 2004, operating expenses, excluding the impact of the Gemstar eBook lease settlement described below, were $489.3 million, a decrease of $31.5 million, or 6.1%, compared to the same period in 2003. Significant contributors included the absence of $15.7 million in expenses incurred in 2003 for TV Guide magazine, as described above, and a $8.2 million reduction in expenses relating to our Gemstar eBook business.

Lease Settlement

        On June 30, 2004, the Company entered into a settlement agreement with its landlord related to premises previously occupied by its Gemstar eBook operations. These premises were vacated during the year ended December 31, 2002 and the Company established a reserve of $16.2 million in 2002 to provide for the estimated net present value of its associated future lease obligations. Pursuant to this settlement, the Company paid the landlord $5.0 million as a full settlement of all remaining obligations under this lease agreement. The Company recognized the reversal of the remaining reserve of $10.1 million in operating expenses during the second quarter of 2004. This item is presented as a separate line item in the accompanying condensed consolidated statements of operations.

Stock Compensation

        Stock compensation for 2004 consists of amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options we assumed in the acquisition of TV Guide, Inc. (“TV Guide”) and the fair value of restricted stock units awarded to certain members of our Board of Directors. The unearned compensation is being amortized over the remaining vesting period of the options using an accelerated method.

        For the nine months ended September 30, 2003, stock compensation included $33.7 million related to stock options held by Dr. Yuen and Ms. Leung. As described more fully in Note 11, we terminated the former executives’ employment for cause on April 18, 2003. In 1998, the executives entered into employment agreements that provided for accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. The intrinsic value was computed as the difference between the exercise price per share and the stock price per share on the new measurement date multiplied by the number of options. Compensation expense was recognized only when we determined that these executives benefited from the extension of the post-employment exercise period. As a result of the termination, we recognized a pre-tax stock compensation charge of $33.7 million during the first quarter of 2003.

        In addition, stock compensation for the nine months ended September 30, 2003, included $2.3 million recognized for amortization of unearned compensation related to unvested stock options we assumed in the acquisition of TV Guide, and a net reversal of $2.9 million related to previously amortized unearned compensation ($4.8 million recognized in the first quarter of 2003 and subsequently reversed in the second quarter of 2003, and $2.9 million recognized in 2002). The reversal related to restricted stock that was to be issued to Dr. Yuen and Ms. Leung in connection with the management restructuring in the fourth quarter of 2002. The previously recorded expense was reversed in the second quarter of 2003, since these executives were terminated in April 2003 and the restricted stock will not be issued.

Depreciation and Amortization

        Depreciation and amortization for each of the three month periods ended September 30, 2004 and 2003 was $15.2 million. For the nine months ended September 30, 2004, depreciation and amortization was $32.7 million, a decrease of $93.2 million, or 74.0%, compared to the same period in 2003. The substantial year-over-year reduction is due to decreased amortization expense related to certain finite-lived intangible assets. These finite-lived intangible assets, which generated $5.9 million and $97.6 million, respectively, of amortization expense for the three months and nine months ended September 30, 2003, became fully amortized in July 2003 and therefore had no amortization in 2004. For the three months ended September 30, 2004, the decrease in amortization of intangibles was offset by an increase in depreciation expense that resulted from a change in useful lives of computer equipment.

Impairment of Intangible Assets

        Over the past few years we have undertaken a variety of initiatives to reverse certain long-term negative trends in our TV Guide magazine business. These trends included declines in paid circulation (both subscriber and newsstand) and declines in advertising revenues from programming advertisers. During 2003, we invested approximately $20.0 million in the TV Guide magazine business, primarily in the third and fourth quarters, to improve editorial content and enhance marketing efforts with the hope of stabilizing paid circulation and increasing advertising revenues at the magazine. While we have made certain editorial changes, reemphasized advertising sales efforts, increased subscriber acquisition programs and implemented certain cost cutting measures, we have not been able to raise the level of the magazine’s revenues and profits. In fact, newsstand sales, subscription revenues and advertising sales continue to decline.

        We no longer believe that TV Guide magazine, with its current mix of television listings and editorial content, can recapture a competitive position at the newsstand. We also believe our digest size puts us at a disadvantage to competing standard 8.5x11 magazines such as People and US. We also have a higher cost structure than these magazines. We currently publish approximately 140 different editions nationwide to address each local market compared to certain competitors’ one national edition. This higher cost structure puts us at a significant competitive disadvantage given the decline in our revenue base.

        Our subscription revenues have also declined this past year. We have invested significantly in subscriber acquisition to offset declining newsstand sales and to reduce our reliance on sponsored sales and arrears copies. In doing so, our overall subscription price per subscriber has declined as we have used heavy promotional offers to attract new subscribers. While we believe these new subscribers will renew and eventually become profitable, depending on the acquisition program under which they joined, this could take several years.

        Lastly, program advertising, which has historically represented the majority of the advertising revenue at TV Guide magazine, has declined significantly. This decline has coincided with viewership declines at the major television broadcast networks. While our advertising sales efforts have brought about a meaningful increase in conventional advertising, these increased sales have not been able to offset the decline in program advertising.

        While we still believe TV Guide magazine is a viable and valuable product to consumers, it became apparent during our annual budgeting process, which coincided with the preparation and review of our interim financial statements for the quarter ended September 30, 2004, that we needed to reassess our outlook for the TV Guide magazine business. This triggered an interim assessment of the fair value of TV Guide magazine’s goodwill and indefinite-lived intangible assets. With the assistance of a third-party valuation expert, we estimated the fair values of these indefinite-lived intangible assets as of September 30, 2004. As a result, we recorded an impairment charge representing the write-off of the remaining goodwill ($72.2 million) and publishing rights and trademarks ($59.4 million).

Interest income (expense), net

        Net interest income for the three months ended September 30, 2004 was $2.4 million, compared to $0.7 million of net interest expense for the same period in 2003. For the nine months ended September 30, 2004, net interest income was $2.8 million, compared to $3.5 million of net interest expense for the same period in 2003. The change is attributable to a combination of the payoff of the credit facility on April 26, 2004, and additional interest income earned on our higher cash balances.

Other income, net

        Other income, net for the three months ended September 30, 2004 was $13.2 million, an increase of $12.3 million compared to the same period in 2003. For the nine months ended September 30, 2004, other income was $13.3 million, a $10.1 million increase compared to the same period in 2003. The increases in other income, net for the three and nine months ended September 30, 2004 were primarily due to a $13.2 million gain on the sale of our equity investment in Youbet.com, Inc. during the third quarter of 2004. Gains on sales of marketable securities for the nine months ended September 30, 2003 were $2.8 million, and occurred in the first quarter of 2003.

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

        As described more fully in Note 6, on September 15, 2004, the U.S. District Court for the Central District of California approved our agreement to settle the consolidated shareholder class action lawsuit. Prior to such approval and pursuant to the terms of the settlement agreement, we elected to pay $12.5 million in cash in lieu of providing 2,052,545 shares of Gemstar common stock. Also pursuant to the settlement agreement, we relinquished control over the cash portion of the settlement amount held in escrow. Following the Court’s approval of the settlement, we issued 328,407 shares of treasury stock having a value of $1.7 million and paid an additional $0.3 million in cash to meet the stock trading price guarantee associated with such shares to the plaintiffs’ counsel for a portion of the attorneys’ fees. Our remaining obligation for this settlement is $10.5 million, which will be paid in Gemstar common stock, plus any additional shares to be issued or cash to be paid to meet the stock trading price guarantee, at a future date in accordance with the settlement agreement.

        Liabilities related to contingent matters at September 30, 2004 and December 31, 2003 were $29.6 million and $81.7 million, respectively. The consolidated shareholder class action settlement described above does not resolve the related shareholder derivative suits or the non-consolidated securities fraud cases still pending against us.

        Outside legal expenses were $17.7 million and $14.4 million for the three months ended September 30, 2004 and 2003, respectively, and $54.4 million and $56.8 million for the nine months ended September 30, 2004 and 2003, respectively. We continue to expect outside legal expenses to be significant for the foreseeable future.

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

        Our effective tax benefit rate on loss from continuing operations before income taxes was 19.6% for the quarter ended September 30, 2004 and 9.8% for the nine months ended September 30, 2004. In 2003, our effective tax rates for the comparable periods were 32.4% and 34.9%, respectively. As described in Impairment of Intangible Assets above, we determined that the fair value of goodwill and indefinite-lived intangible assets associated with TV Guide magazine exceeded its carrying value. The impairment write-off is not deductible for tax purposes. As a result, no tax benefit was recorded in relation to the impairment charge. This is the primary reason that the current year’s effective tax benefit rate is lower than the rate for the prior comparable periods.

        The ultimate resolution of our current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of September 30, 2004 and December 31, 2003, we have established valuation allowances of $173.4 million and $180.1 million, respectively, against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Discontinued Operations

        In March 2004, we entered into various agreements with EchoStar Communications Corporation and/or certain of its subsidiaries (“EchoStar”) to sell substantially all of the operating assets of the Superstar/Netlink Group LLC (“SNG”), UVTV distribution services, and SpaceCom Systems (“SpaceCom”) businesses (collectively, the “SNG Businesses”) for approximately $48.0 million in cash. In addition, EchoStar agreed to assume certain liabilities. The SNG and UVTV distribution services sales closed in April 2004. The SpaceCom sale closed on July 7, 2004. Accordingly, the SNG Businesses, previously reported as part of the Cable and Satellite Segment, are shown as discontinued operations in the accompanying condensed consolidated statements of operations.

        For the three months ended September 30, 2004, pre-tax income from discontinued operations was negligible, a decrease of $6.8 million compared to the same period in 2003, with the reduction resulting from the closing of the sale of the SNG and UVTV businesses at the beginning of our second quarter, and closing the sale of SpaceCom early in our third quarter. For the nine months ended September 30, 2004, pre-tax income from discontinued

operations was $15.6 million, a decrease of $9.9 million compared to the same period of 2003. Additionally, a $28.9 million pre-tax loss on disposal of discontinued operations was recognized in connection with the sale of the SNG Businesses to EchoStar.

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

        The CE Licensing Segment is responsible for the licensing of our proprietary technologies and intellectual property to the CE manufacturing industry and interactive television software providers, and recognizes advertising revenues related to IPGs incorporated in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, under the G-GUIDE brand in Asia and under the GUIDE Plus+ brand in Europe. This Segment also has licensed certain IPG patents to manufacturers of set-top boxes for the digital broadcast system (“DBS”) industry, and continues to license certain IPG patents to interactive television software providers and program listings providers in the online, personal computer and other non-television businesses. As a result of an agreement with DirecTV that became effective January 1, 2004, we no longer collect one-time license fees from manufacturers of DirecTV’s set-top boxes, but instead are paid by DirecTV on a recurring revenue model based initially on new subscribers. Revenues earned from DirecTV are recognized by the Cable and Satellite Segment. As such, we no longer anticipate recognizing significant DBS revenues in our CE Licensing Segment. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and certain litigation.

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

        Segment information for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Publishing Segment:
Revenues	$90,645	$101,820	$284,095	$317,934
Operating expenses, exclusive of lease settlement (1)	93,066	111,450	277,384	308,230
Lease settlement	--	--	(10,088)	--

Operating expenses (1)	93,066	111,450	267,296	308,230

Adjusted EBITDA (2)	(2,421)	(9,630)	16,799	9,704

Cable and Satellite Segment:
Revenues	61,533	39,143	166,681	117,229
Operating expenses (1)	30,992	29,850	89,023	84,670

Adjusted EBITDA (2)	30,541	9,293	77,658	32,559

CE Licensing Segment:
Revenues	22,894	24,144	98,581	89,000
Operating expenses (1)	20,855	17,647	60,199	54,386

Adjusted EBITDA (2)	2,039	6,497	38,382	34,614

Corporate Segment:
Operating expenses (1)	21,101	23,688	62,682	73,512

Adjusted EBITDA (2)	(21,101)	(23,688)	(62,682)	(73,512)

Consolidated:
Revenues	175,072	165,107	549,357	524,163
Operating expenses (1)	166,014	182,635	479,200	520,798

Adjusted EBITDA (2)	9,058	(17,528)	70,157	3,365
Stock compensation	89	246	326	33,109
Depreciation and amortization	15,183	15,224	32,668	125,850
Impairment of intangible assets	131,637	--	131,637	--

Operating loss	(137,851)	(32,998)	(94,474)	(155,594)
Interest income (expense)	2,402	(711)	2,849	(3,521)
Other income, net	13,160	835	13,331	3,204

Loss from continuing operations before income taxes	$(122,289)	$(32,874)	$(78,294)	$(155,911)

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.

(2)

Adjusted EBITDA is defined as operating loss, excluding stock compensation, depreciation and amortization and impairment of intangible assets. We believe adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources to the industry segments.

Publishing Segment

        For the three months ended September 30, 2004, revenues for this Segment were $90.6 million, a decrease of $11.2 million, or 11.0%, compared to the same period in 2003. For the nine months ended September 30, 2004, revenues for this segment were $284.1 million, a decrease of $33.8 million, or 10.6%, compared to the same period in 2003.

        The following table shows the breakdown of revenues in the Publishing Segment by business unit (in thousands):

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change

	2004	2003	Dollars	Percent	2004	2003	Dollars	Percent

Publishing Segment:
TV Guide Magazine	$77,415	$89,957	$(12,542)	(13.9)%	$245,071	$278,758	$(33,687)	(12.1)%
SkyMall	11,624	8,721	2,903	33.3%	34,198	30,685	3,513	11.4%
TV Guide Online	1,509	1,261	248	19.7%	4,559	3,242	1,317	40.6%
Other	97	1,881	(1,784)	(94.8)%	267	5,249	(4,982)	(94.9)%

Total	$90,645	$101,820	$(11,175)	(11.0)%	$284,095	$317,934	$(33,839)	(10.6)%

        TV Guide magazine revenues, despite a stable circulation base of approximately 9.0 million, continue to decline. For the three months ended September 30, 2004, TV Guide magazine revenues decreased by $12.5 million, or 13.9%, compared to the same period in 2003. As a result of the continuing decline in this business, we reassessed the carrying value of the goodwill and indefinite-lived intangible assets associated with TV Guide magazine (see Impairment of Intangible Assets above).

        While TV Guide magazine’s individually paid subscribers increased by 12.1% from a year ago, individually paid subscriber revenues declined $7.0 million, or 15.1%, versus the third quarter last year. This was the result of an aggressive subscription acquisition program which decreased subscription revenue per copy by 22.5% as TV Guide magazine focused on increasing its base of individually paid subscribers through various promotional offers. While we believe a significant percentage of these new subscribers will ultimately renew at higher rates over time, thus providing an increased per copy contribution, there is no guarantee they will ultimately become profitable. Additionally, depending on the acquisition program under which they joined, it could take several years for an individual subscriber to become profitable. The focus on increasing individually paid subscribers has been to both offset the continuing decline in sales at newsstand, as well as to reduce the percentage of our 9.0 million circulation base comprised of sponsored sales and arrears copies. This is important as sponsored sales and arrears copies do not have the potential to provide a greater contribution per copy in the future. Reducing the percentage of our circulation base comprised of sponsored sales and arrears copies, while maintaining our circulation base, continues to be a focus for us. Subscription revenues for the comparable period last year also included $1.8 million from the now discontinued monthly cable magazine.

        Newsstand revenues of the weekly TV Guide magazine decreased by $2.5 million, or 21.4%, primarily due to a 33.2% decrease in copies sold in the third quarter of 2004, compared to the same period of 2003. The resulting sales decline of $4.5 million was partially offset by $2.1 million in additional revenues from an increase in the newsstand price from $1.99 to $2.49. While we have a small core of committed newsstand customers, we now believe that our product is not competitive at newsstand. We believe to be competitive at newsstand, covers and content must be more topical, entertaining, and appealing. We also believe our digest size puts us at a disadvantage to standard 8.5x11 magazines such as People and US. As such, we are reassessing our approach to newsstand sales.

        Advertising revenues in the third quarter of 2004 decreased by $3.0 million, or 9.9%, compared to the same period of 2003. This was due to reduced spending on program promotion by major networks and cable programmers of approximately $3.8 million. This was partially offset by an increase of $1.5 million in conventional advertising spending in our feature section of the magazine. As network television viewership has declined, we have seen a more limited and focused approach to their marketing spend. With no apparent return to their previous viewership levels, we are concerned that this decline may be permanent.

        For the nine months ended September 30, 2004, TV Guide magazine revenues decreased by $33.7 million, or 12.1%, compared to the same period in 2003. The most significant contributor was a decline in subscription revenues of $24.4 million.

        On a year-to-date basis, subscription revenues were down $24.4 million, or 16.4%, primarily due to a 19.0% decline in the subscription revenue per copy. This decline, as discussed above, reflects our focus on increasing TV Guide magazine’s base of individually paid subscribers through various promotional offers. On a positive note, we have reduced sponsored sales and arrears copies by approximately 459,000 units, or 14.6%, over the past year.

Additionally, $5.9 million of the year-over-year decrease is attributable to discontinuance of the monthly cable guide.

        Newsstand revenues of the weekly TV Guide magazine decreased by $4.1 million, or 12.3%, primarily due to a 27.7% decrease in the average number of copies sold for the nine months ended September 30, 2004, compared to the same period of 2003. The resulting sales decline of $10.9 million was partially offset by $6.8 million in additional revenues from the aforementioned newsstand price increase.

        Advertising revenues for the nine months ended September 30, 2004 decreased by $6.3 million, or 6.6%, due to reduced spending on program promotion by major networks and cable programmers of $14.2 million. This was partially offset by our success in attracting new conventional advertisers and increasing business with current customers in the feature section of the magazine. New conventional advertisers this year include Dell Computers, Milano Cookies, Red Roof Inns and La Quinta. Feature section advertising revenues increased by $8.9 million for the first nine months of this year versus the comparable period last year.

        SkyMall’s net revenues are comprised of commissions received on the sale of merchandise sold in its in-flight catalog or on its www.skymall.com Web site, merchandise sold through loyalty programs, and placement fees paid by participating merchants to include their products in SkyMall’s catalog. For the three months ended September 30, 2004, revenues increased by $2.9 million, or 33.3%, compared to the same period in 2003, primarily due to a $1.5 million increase in placement fees charged to vendors for including their products in the SkyMall catalog and a $1.2 million increase due to the timing of loyalty program promotions. In 2003, SkyMall conducted a number of loyalty promotional activities in the first half of the year. In 2004, those promotional activities were conducted in the third quarter due to market conditions. For the nine months ended September 30, 2004, revenues increased by $3.5 million, or 11.5%, compared to the same period in 2003, primarily due to a $3.7 million increase in placement fees.

        TV Guide Online derives revenues primarily from advertising. For the three months ended September 30, 2004, revenues increased by $0.2 million, or 19.7%, compared to the same period of 2003. For the nine months ended September 30, 2004, revenues increased by $1.3 million, or 40.6%, compared to the same period in 2003. These year-over-year revenue increases are due primarily to improved functionality and enhancements which have resulted in new clients. During 2003, TV Guide Online underwent a significant redesign, becoming more integrated with the Company’s other branded products, principally TV Guide magazine, and services. Since its redesign, tvguide.com has become a meaningful source for new subscription orders for TV Guide magazine.

        Other revenues for 2003 primarily include the operations of Gemstar eBook. In June 2003, we announced that we would scale back and eventually shut down operations of our Gemstar eBook subsidiaries, and as a result, did not expect to record any significant revenues or expenses in 2004. The declines in other revenues of $1.8 million and $5.0 million for the three and nine month periods ended September 30, 2004, respectively, versus the same periods in 2003, are due to this significant scale back in operations. We anticipate this business will be completely shut down in the summer of 2006.

        As described earlier in Consolidated Results of Operations, on June 30, 2004, we entered into a settlement agreement with our landlord related to premises previously occupied by our Gemstar eBook operations. As a result of this settlement, we reflected the one-time reversal of the remaining lease reserve of $10.1 million as a reduction of operating expenses in this Segment.

        Operating expenses in this Segment were $93.1 million for the quarter ended September 30, 2004, a decrease of $18.4 million, or 16.5%, from the same period last year. The decrease in operating expenses for the third quarter of 2004, compared to the same period in 2003, was primarily due to reduced expenses at TV Guide magazine of $18.5 million and at our eBook business of $2.0 million. The reduction in expenses at TV Guide magazine was primarily attributable to the absence of $14.4 million in relaunch expenses incurred in 2003, reduced compensation expenses of $1.8 million, reduced production costs of $1.3 million from the discontinuance of the monthly cable guide and $1.5 million due to fewer program advertising pages printed.

        Operating expenses in this Segment, exclusive of the Gemstar eBook lease settlement, were $277.4 million for the nine months ended September 30, 2004, a decrease of $30.8 million, or 10.0%, from the same period last year. The year-over-year decrease in operating expenses for the nine months ended September 30, 2004, was primarily due to a reduction in TV Guide magazine expenses of $22.8 million and eBook business expenses of $8.2 million.

The net reduction in TV Guide magazine expenses was primarily due to the absence of relaunch expenses of $15.7 million incurred in 2003, reduced compensation expenses of $2.7 million, and reduced production costs of $4.1 million due to the discontinuation of the monthly cable guide.

Additional Publishing Segment Operating Statistics

	Sept. 30,	June 30,	Sept. 30,	June 30,
	2004	2004	2003	2003

	(in thousands)
TV Guide magazine circulation (1)
Newsstand (2)	445	449	667	638
Subscriptions	5,845	5,815	5,213	5,475
Sponsored/arrears	2,688	2,712	3,147	2,867

	8,978	8,976	9,027	8,980

SkyMall year to date enplanements (3)(4)	482,158	314,865	447,297	288,677

(1)	Average circulation for the three month period ending.

(2)	Current period numbers include an estimate for returns. Prior period numbers are restated to reflect actual returns.

(3)	Enplanements represent an estimate of the number of passengers on all flights carrying the SkyMall catalog.

(4)	Prior quarter estimate has been adjusted to reflect the most recently reported information.

Cable and Satellite Segment

        For the three months ended September 30, 2004, revenues for this Segment were $61.5 million, an increase of $22.4 million, or 57.2%, compared to the same period in 2003. For the nine months ended September 30, 2004, revenues for this segment were $166.7 million, an increase of $49.4 million, or 42.2%, compared to the same period in 2003.

        The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change

	2004	2003	Dollars	Percent	2004	2003	Dollars	Percent

Cable and Satellite Segment:
TV Guide Channel	$26,854	$22,440	$4,414	19.7%	$84,331	$73,762	$10,569	14.3%
TV Guide Interactive	21,131	6,116	15,015	245.5%	48,815	16,754	32,061	191.4%
TVG Network	11,481	8,535	2,946	34.5%	27,674	20,652	7,022	34.0%
Other	2,067	2,052	15	0.7%	5,861	6,061	(200)	(3.3)%

Total	$61,533	$39,143	$22,390	57.2%	$166,681	$117,229	$49,452	42.2%

        For the three months ended September 30, 2004, TV Guide Channel revenues increased by $4.4 million, or 19.7%, compared to the same period in 2003. This increase was primarily attributable to increased advertising revenues. Rate increases, related to the TV Guide Channel’s expanded distribution, led to a $2.9 million increase in infomercial revenues. Focused selling efforts on the program promotion category and the positive impact the Olympics had on the conventional advertising revenues drove the remaining increase. We believe our advertising revenues will continue to grow as a result of the strengthening advertising market and the migration of advertising spending to cable and satellite channels. Advertising revenues are also expected to benefit from our efforts to increase ratings by improving the quality of our programming and supplementing the programming with interactivity.

        The most significant contributor to the increased Cable and Satellite Segment revenues for the three months ended September 30, 2004, compared to the same period in 2003, was TV Guide Interactive. TV Guide Interactive revenues increased by $15.0 million, or 245.5%, when compared to the same period in 2003. The increase is primarily attributable to recent technology licenses with the two largest MSOs, Comcast Corporation (“Comcast”) and Time Warner Cable, and the two major DBS providers, DirecTV and EchoStar. Additionally, IPG advertising revenues increased by $1.0 million, or 104%, compared to the same period in 2003. Our ability to provide IPG advertising is generally at the discretion of the MSO or DBS provider. While we believe our advertising proposition is compelling, and that some of our new MSO and DBS partners will accept advertising on their IPG in the future, our paid advertising in 2004 was limited to the same MSO partners as in 2003. Our ability to significantly increase advertising revenue in future periods is largely dependent on the development of an IPG advertising platform that is accepted by both MSO and DBS providers and advertisers.

        TVG Network, our interactive cable and satellite television network focused on horse racing, contributed increased revenues of $2.9 million, or 34.5%, compared to the same quarter in 2003. This growth reflects increased wagering volumes, in part, due to expanded distribution and the resulting growth in customers.

        For the nine months ended September 30, 2004, TV Guide Channel revenues increased by $10.6 million, or 14.3%, compared to the same period in 2003. This increase was primarily attributable to increased advertising revenues as discussed above. Subscriber and licensing revenues, despite increased carriage, remained flat, as we reduced our subscription rates in order to lock in long-term carriage for the TV Guide Channel. Future TV Guide Channel revenue growth will be largely dependent on our ability to grow advertising revenues. We believe that the increased carriage resulting from our long-term agreements and improved programming will contribute to future advertising revenue growth. We also believe improved programming content will drive an increase in TV Guide Channel ratings, further fostering advertising revenue growth.

        For the nine months ended September 30, 2004, TV Guide Interactive revenues increased by $32.1 million, or 191.4%, compared to the same period in 2003. As noted above, the increase is primarily attributable to the recent technology licenses with the two largest MSO and DBS providers. In addition, advertising revenue on our IPG increased $2.2 million over the comparable period in 2003.

        For the nine months ended September 30, 2004, TVG Network’s revenues increased by $7.0 million, or 34.0%, compared to the same period in 2003. This growth reflects increased wagering volumes, in part, due to expanded distribution and the resulting growth in customers. As of September 30, 2004, TVG Network was available in approximately 13.3 million domestic satellite and cable homes, an increase of 15.5% from September 30, 2003. Additionally, TVG Network is carried on Fox Sports Net in approximately 5.0 million southern California homes for two hours or more five days a week.

        Operating expenses in this Segment were $31.0 million for the three months ended September 30, 2004, an increase of $1.1 million, or 3.8%, from the same period last year. Operating expenses in this Segment were $89.0 million for the nine months ended September 30, 2004, an increase of $4.4 million, or 5.1%, from the same period last year. The increased operating expenses were due to increased compensation and general overall spending increases. We anticipate a meaningful increase in operating costs going forward, primarily due to increased programming and marketing spend at TV Guide Channel.

Additional Cable and Satellite Segment Operating Statistics

	As of

	Sept. 30,	June 30,	Sept. 30,	June 30,
	2004	2004	2003	2003

Subscriber Data (in thousands) (1)

TV Guide Channel	76,086	67,842	57,293	56,120
TV Guide Channel (international)	2,423	1,762	1,635	1,739
TV Guide Interactive (international)	910	889	773	754
TVG Network	13,329	12,639	11,542	11,077
Cable and Satellite Technology Licenses	30,941	29,443	11,035	10,835

(1)     Subscriber data represents:

•	Nielsen households for TV Guide Channel

•	Subscribers for TV Guide Channel (international) and TV Guide Interactive (international) are based primarily on information provided by distributors
•	Households for TVG Network are based primarily on information provided by distributors
•	Cable and Satellite Technology Licenses represent domestic cable and satellite subscribers that receive either our IPG or another party's IPG provided under a patent license and for which we are paid

CE Licensing Segment

        For the three months ended September 30, 2004, revenues in this Segment were $22.9 million, a decrease of $1.2 million, or 5.2%, compared to the same period in 2003. For the nine months ended September 30, 2004, revenues in this Segment were $98.6 million, an increase of $9.6 million, or 10.8%, compared to the same period in 2003.

        The following table shows the breakdown of revenues in the CE Licensing Segment by category (in thousands):

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change

	2004	2003	Dollars	Percent	2004	2003	Dollars	Percent

CE Licensing:
VCR Plus+	$12,233	$10,011	$2,222	22.2%	$43,975	$44,079	$(104)	(0.2)%
CE IPG	8,522	6,262	2,260	36.1%	39,868	18,199	21,669	119.1%
DBS	272	6,821	(6,549)	(96.0)%	9,439	23,282	(13,843)	(59.5)%
Other	1,867	1,050	817	77.8%	5,299	3,440	1,859	54.0%

Total	$22,894	$24,144	$(1,250)	(5.2)%	$98,581	$89,000	$9,581	10.8%

        Our VCR Plus+ business includes technology, marketed under the VCR Plus+ brand in North America, the G-Code brand in Asia and the Video Plus+/ShowView brand in Europe, that is incorporated in CE products. Revenues for the three months ended September 30, 2004, increased by 22.2% over the comparable period one year ago. Our anticipated decline in VCR shipments has, for now, been offset by manufacturers incorporating our VCR Plus+ technology in lower priced digital devices such as digital video recorders (“DVRs”), DVD recorders, DVD-HDD and combination digital/analog products.

        Our CE IPG business includes (i) our IPG incorporated in CE products under the TV Guide On Screen brand in North America, G-GUIDE brand in Asia, and GUIDE Plus+ brand in Europe; and (ii) IPG patent licenses with third parties other than our cable and satellite licensees. The majority of the IPG patent license revenues reported in our CE IPG business continue to be from the amortization of up-front payments received under long-term patent licenses; $4.3 million for the three months ended September 30, 2004 and September 30, 2003, respectively.

        The roll out of our IPG incorporated in CE products has been slower than we anticipated for, among other reasons, the long lead times manufacturers need to incorporate our IPG into their products. This has, however, had the unexpected benefit of continuing the life cycle for our VCR Plus+ business by a greater than expected incorporation of this technology into digital recorders. Albeit further off in the future than previously anticipated, we still expect success for our IPG with manufacturers of mid-range to high-end digital televisions, DVRs and DVD recorders, as consumers demand more advanced guidance and recording technologies in such devices. This business is dependent upon the anticipated consumer demand for such devices materializing. Revenues from incorporation of our IPG in CE products for the three months ended September 30, 2004 and 2003 were $3.6 million and $2.0 million, respectively. We believe the $1.6 million increase in revenue associated with sales of our IPG incorporated in CE products during the three months ended September 30, 2004, compared to the same period in 2003, indicates the demand for mid-range to high-end digital televisions, DVRs and DVD recorders incorporating our IPG may finally be materializing.

        License fees from DBS set-top box suppliers for the three months ended September 30, 2004 decreased by $6.5 million compared to the same period in 2003. As a result of our agreement with DirecTV, DBS revenues are no longer collected from CE manufacturers of DirecTV’s set-top boxes, but instead are paid by DirecTV, and thus reported in our Cable and Satellite Segment, on a recurring revenue model based initially on new subscribers. As such, we no longer anticipate recognizing significant DBS revenues in the CE Licensing Segment.

        For the nine months ended September 30, 2004, VCR Plus+ revenues were almost equal to the same period in 2003. Units shipped incorporating this technology during the nine months ended September 30, 2004 actually increased by 3.0%. While sales of our VCR Plus+ technology appear to have stabilized, we still believe that VCR Plus+ revenues are likely to decrease some time in the future as consumers demand more advanced guidance and recording technologies in digital devices and the costs of incorporating such technologies decrease. We further believe that, at the same time, our CE IPG revenues will increase as a result of these factors and offset the decrease in VCR Plus + revenues.

        For the nine months ended September 30, 2004, CE IPG revenues were $39.9 million, an increase of $21.7 million, or 119.1%, compared to the same period in 2003. Revenues from our IPGs incorporated in CE products for the nine months ended September 30, 2004 were $25.8 million, an increase of $20.5 million, or 386.6%, compared to the same period in 2003. Contributing to this increase is a one-time settlement amount of $14.0 million, compared to a $1.5 million settlement for the same period last year. As noted earlier, increased shipments of mid-range to high-end digital televisions, DVRs and DVD recorders contributed to growth in revenues from our IPGs incorporated in CE products. The majority of the revenues reported for our IPG patent license revenues continue to be from the amortization of up-front payments received under long-term patent licenses; $12.8 million for the nine months ended September 30, 2004 and 2003, respectively.

        The decline in license fees from DBS set-top box suppliers for the nine months ended September 30, 2004 reflects the reporting of DirecTV revenues, starting in the second quarter of 2004, in our Cable & Satellite Segment (see above).

        Operating expenses in this segment were $20.9 million for the three months ended September 30, 2004, an increase of $3.2 million, or 18.2%, when compared to the same period in 2003. The increase is primarily attributable to a $2.8 million increase in legal expenses in the third quarter of 2004 compared to the same period in 2003.

        For the nine months ended September 30, 2004, operating expenses in this segment were $60.2 million, an increase of $5.8 million, or 10.7%, when compared to the same period in 2003. We recognized $4.8 million in bad debt recovery in the comparable period a year ago. The absence of a comparable bad debt recovery in the current period was the primary contributor to this increase.

Corporate Segment

        For the three months ended September 30, 2004, operating expenses in this segment were $21.1 million, a decrease of $2.6 million, or 10.9%, when compared to the same period in 2003. The decrease in operating expenses for the three months ended September 30, 2004 was primarily due to the absences of certain costs incurred in 2003 relating to a lease termination and the resolution of a legal dispute with a former executive of one of our subsidiaries, partially offset by increased outside legal expenses, as well as costs related to management’s review and testing of internal controls as required by Section 404 of the Sarbanes-Oxley Act.

        For the nine months ended September 30, 2004, operating expenses in this segment were $62.7 million, a decrease of $10.8 million, or 14.7%, when compared to the same period in 2003. The decrease in operating expenses for the nine months ended September 30, 2004 was due to a combination of lower consulting fees in 2004, and the absence of the aforementioned lease termination and legal dispute resolution costs.

Liquidity and Capital Resources

        As of September 30, 2004, our cash, cash equivalents and marketable securities were $576.2 million. In addition, we had restricted cash of $38.8 million maintained in segregated, interest-bearing accounts. Of this amount, $37.5 million plus accrued interest relates to the November 2002 management restructuring agreement.

        As more fully described in Legal and Other Loss Contingencies above, we paid $12.8 million and relinquished control over $42.5 million in restricted cash in conjunction with our settlement of the consolidated shareholder class action lawsuit and our settlement with the SEC. The cumulative amount of cash paid out, including accrued interest, for the three and nine months ended September 30, 2004 was $55.4 million.

        During the nine months ended September 30, 2004, we repaid $140.4 million in debt and capital lease obligations, including $138.4 million related to the payoff and retirement of the Revolving Facility which was fully retired on April 26, 2004. We also recorded a new capital lease obligation of $13.8 with a related party for a long-term transponder lease for our Cable and Satellite operations. These activities resulted in aggregate outstanding debt and capital lease obligations of $14.1 million at September 30, 2004.

        At September 30, 2004, cash, cash equivalents and marketable securities, excluding the $38.8 million of restricted cash, exceeded debt and capital lease obligations by $562.1 million. Significant contributors to our liquidity include the one-time EchoStar and Comcast transactions described in Notes 2 and 3 of the Condensed Consolidated Financial Statements. We also received $26.7 million during the nine months from the exercise of 5.6 million stock options, including $23.4 million relating to the exercise of 4.7 million options by certain former executives.

        Based on past performance and future expectations, we believe that the anticipated cash flows from operations, and existing cash, cash equivalents and marketable securities balances will be sufficient to satisfy our expected working capital, capital expenditure and debt service requirements in the foreseeable future.

        Net cash flows from operating activities were $392.8 million for the nine months ended September 30, 2004 compared to $6.8 million used for the same period last year. The increase was due to previously discussed EchoStar and Comcast payments, partially offset by the aforementioned settlement of the consolidated shareholder class action settlement payments.

        Net cash flows provided by investing activities were $36.0 million for the nine months ended September 30, 2004 compared to $1.4 million for the same period last year. The increase in cash provided by investing activities was primarily due to the sale of the operating assets of the SNG Businesses for $48.0 million and a $5.3 million increase in proceeds from sales and maturities of marketable securities/equity investment, relative to the same period in the prior year. This was partially offset by the repurchase of minority interests in SNG for $15.0 million and TVG Network for $6.0 million.

        Net cash flows used by financing activities were $114.7 million for the nine months ended September 30, 2004 compared to $94.1 million for the same period last year. The increase in cash used by financing activities was primarily due to the repayment of $138.4 million in conjunction with retiring our bank credit facility, partially offset by $26.7 million in proceeds from the exercise of 5.6 million stock options. For the nine months ended September 30, 2003 we repaid $92.5 million under our bank term loan.

        We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

        We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in deferred revenue on the condensed consolidated balance sheets. As of September 30, 2004, current and long-term deferred revenue totaled $666.9 million. Our liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. Our liability for other prepayments is limited to a refund of unearned prepayments in the event that we are unable to provide service. No material refunds have been paid to date.

        We expect to pay approximately $125.0 million in income taxes next year, primarily as a result of the timing, for tax purposes, of revenue recognition for the payments received from Comcast and Echostar as a result of IRS Revenue Procedure 2004-34.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation ReformAct of 1995

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

        We sell TV Guide magazine to households and newsstands and customized weekly program guides to customers of cable and satellite service providers. TV Guide magazine has seen circulation contribution per copy decline significantly over the past several years, while many of the costs of producing and distributing the magazine are fixed and therefore have not declined correspondingly. A significant cause of the decline in circulation contribution per copy has been the decline in high-contribution newsstand sales due to increased competition from larger, glossy, entertainment-laden publications, free television listings included in local newspapers, IPGs incorporated into digital cable and satellite services, and other sources. To date, we have not seen a reversal in the decline in our newsstand sales, which are important to TV Guide magazine’s profitability, and no longer believe the magazine in its present form can recapture a competitive position at the newsstand. Furthermore, in order to offset declining newsstand sales, reduce our reliance on sponsored sales and arrears copies, and rebuild the subscriber base of TV Guide magazine, we have provided subscribers with various forms of promotional offerings (low, or no, contribution per copy subscriptions); however, there can be no assurance that these promotions will lead participating subscribers to renew their subscriptions at higher rates upon expiration of the promotion period. Declines in TV Guide magazine’s circulation contribution per copy and operating results may continue and could be significant. Unless the decline in newsstand sales is reversed and unless newly-acquired subscribers renew at higher rates, our results will continue to be adversely affected.

        The market for interactive program guides may not develop rapidly.

        The market for IPGs is rapidly evolving and is increasingly competitive. Demand and market acceptance for IPGs are subject to uncertainty and risk. We cannot predict whether, or how fast, this market will grow, how long it can be sustained, or how it may develop or change. For our CE IPGs, the deployment rate depends on the strength or weakness of the consumer electronics industry, and in particular, the sale of television sets, DVD recorders and DVRs. Purchases of CE products and digital cable and DBS subscriptions are largely discretionary and may be affected by general economic trends in the countries or regions in which these products or subscriptions are offered. For TV Guide Interactive, which is deployed through digital set-top boxes, the deployment rate depends on the growth of digital cable and DBS subscribers and our penetration of the market for IPGs for these subscribers. Revenues from the licensing of our IPG technology to cable and satellite distributors will also depend upon the growth of digital cable television subscribers in the systems operated by our licensees. Our ability to increase the revenues that we derive from the sale of advertising on IPGs distributed by our cable and satellite licensees will depend on the implementation of IPG advertising by such licensees, as well as on increased acceptance of IPG advertising by advertisers. The market for IPG advertising is at an early stage of development, and we cannot assure you that we will succeed in our efforts to develop IPG advertising as a widely accepted advertising medium. If the market for our IPGs, and those of our licensees, develops slowly or becomes saturated with competitors, our operating results could be adversely impacted.

        Our business may be adversely affected by fluctuations in demand for consumer electronics devices incorporating our technologies.

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

        Revenues derived from VCR Plus+ have declined over time and may decline further because virtually all major VCR manufacturers have licensed the VCR Plus+ technology and the fact that we have already expanded into most major markets worldwide. The worldwide shipment of VCRs is expected to decline as VCRs are replaced by digital recording devices such as DVD recorders and DVRs. Although VCR Plus+ is now being incorporated into some digital recording devices, there is no assurance that this practice will become widespread or continue. In addition, there can be no assurance that we will be able to renew our existing VCR Plus+ agreements as they expire, upon terms as favorable to us as those contained in prior contracts, or at all.

        Any infringement by us or some of our licensees on patent rights of others could affect the development of our products and services or result in litigation.

        Patents of third parties may have an important bearing on our ability to offer some of our products and services. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, in the United States, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. If one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others and whether the licenses would be available or, if available, whether we would be able to obtain the licenses on commercially reasonable terms. If we were unable to obtain the licenses, we might not be able to redesign our products or services to avoid infringement. Furthermore, we provide indemnification protection to some of our CE IPG licensees and to some of our service provider licensees under which we may be obligated to indemnify those licensees and hold them harmless from some claims, including claims that our or their products or services infringe other parties’ patents. The costs of investigating, defending or remedying alleged infringement could be substantial and could have a material adverse effect on our financial condition or results of operations.

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

        Dependence on the cooperation of MSO and DBS providers, television broadcasters, hardware manufacturers, publications and data providers could adversely affect our revenues.

        We rely on others to deliver our CE IPG data to consumer electronics devices that include our CE IPG. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements that govern some of these relationships can be maintained on favorable economic terms. To deliver our CE IPG data to consumer electronics devices, we have arrangements to carry our data in a part of the television signal called the vertical blanking interval (VBI) of television stations included in the public broadcasting network, independently owned stations, and stations owned and operated by various station group owners. Our contract related to the public broadcasting network stations covers substantially all of the territory required to be covered to effectively transmit our data for delivery to consumer electronics devices incorporating our CE IPGs. We nevertheless continue to rely on arrangements, which are not long-term, with station group owners and operators and independently owned stations for VBI carriage of our IPG data. We cannot assure you that our carriage arrangements with station group owners and operators and independently owned stations will continue. Our data broadcast through the VBI can be, and has been in the past in some markets, deleted or modified by some of the local service providers. Widespread deletion or modification of this data by service providers could have a material adverse impact on our CE IPG business. To mitigate this risk, we have entered into agreements with many service providers to ensure that our CE IPG data will not be deleted or modified by such systems.

        Furthermore, in order for consumer electronics devices that incorporate our CE IPGs to receive our data, such data must also be able to pass through any receivers through which such devices are receiving television programming signals. We do not currently deliver our CE IPG data over satellite networks. Even if our CE IPG data is passed to cable subscribers through cable networks by the service providers, there is a risk that the cable set-

top boxes deployed by such subscribers can impede the passage of our CE IPG data. Widespread impedance of our CE IPG data in this manner could have a material adverse impact on our CE IPG business.

        In addition, we purchase some of our program guide information from commercial vendors. The quality, accuracy and timeliness of that data may not continue to meet our standards or be acceptable to consumers. Our VCR Plus+ system relies on consumer access to PlusCode numbers through licensed publications. We depend on the maintenance and renewal of agreements governing the PlusCode publications to ensure the distribution of the PlusCodes.

        We face risks arising from our TV Guide Channel strategy.

         Revenues at TV Guide Channel consist of affiliate fees and advertising revenues; however, since the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts, we do not expect significant growth in affiliate revenues in the future. Accordingly, the results at TV Guide Channel are highly dependent upon advertising revenue. Advertising revenue at the TV Guide Channel is primarily dependent on the extent of distribution of the network, viewership ratings, such as those published by Nielsen, and continuing advertising strength in the marketplace. While TV Guide Channel has benefited, to a certain degree, from the expanded distribution that we have achieved, a significant portion of the expanded distribution has been to DBS subscribers, who did not previously have TV Guide Channel as a programming choice. To date, the viewership of TV Guide Channel in DBS homes has been minimal. We have recently begun investing in new programming and marketing initiatives at the TV Guide Channel with an expectation that the additional investments that we are making in programming and marketing will, in the future, result in increased viewership in both cable and DBS homes. If our viewership ratings do not improve, our increased programming and marketing costs could have a material adverse effect on our Cable and Satellite Segment results of operations. We cannot assure you that we will be successful in implementing our new programming and marketing initiatives, or that such initiatives will result in increased viewership ratings and advertising revenues for TV Guide Channel.

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

        Although we have settled with the Securities and Exchange Commission regarding their investigation of the Company and we have settled the consolidated shareholder class action lawsuits pending against us in the United States District Court for the Central District of California, these settlements do not resolve the related shareholder derivative suits or the non-consolidated securities fraud cases still pending against us. In addition, some of our current and former officers and directors have been named as defendants in certain of these cases. Furthermore, four former officers and directors of the Company are still named defendants in a pending SEC civil action. Additionally, the plaintiff class in the consolidated shareholder class action lawsuits has retained all of its securities fraud claims against our former chief executive officer and former chief financial officer. We are generally obligated, to the extent permitted by law, to indemnify our directors and our former directors and officers who are named defendants in some of these lawsuits. In addition, we are generally obligated, to the extent permitted by law, to advance legal defense costs incurred by those individuals. Our ability to anticipate the timing and amount of those costs that will be submitted to us for advancement is limited; however, those amounts have been significant and are anticipated to continue to be significant for the foreseeable future.

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

        Our results may be affected by the outcome of pending and future litigation and the protection and validity of our patents and other intellectual property rights. Our patents and other intellectual property rights are important competitive tools and many generate income under license agreements. We cannot assure you that our intellectual property rights will not be challenged, invalidated or circumvented in the United States or abroad. Furthermore, we are subject to various antitrust claims asserted by third parties in connection with pending intellectual property litigation. Some of these matters involve potential compensatory, punitive or treble damage claims, or sanctions that, if granted, could have a material adverse effect on us. Unfavorable rulings in our legal proceedings, including those described in Note 6, “Litigation and Other Contingencies,” to the condensed consolidated financial statements, may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

        We face competition in many areas and the competition could negatively impact our operating results.

        We face competition from a wide range of other companies in the communications, advertising, media, entertainment, publishing, information, Internet services, software and technology fields. The competitive environment could, among other results, require price reductions for our products and services, require increased spending on marketing and development, limit our ability to develop new products and services, limit our ability to expand our customer base or even result in attrition in our customer base. Any of these occurrences could negatively impact our operating results. Many of our competitors have greater financial and human resources than we do. As a result, these competitors can compete more effectively by offering customers better pricing and other terms and conditions, including indemnifying customers against patent infringement claims. TVG Network competes for viewers with other television networks, one of which is under common ownership with several racetracks and accepts wagers from residents of more states than TVG Network accepts. In addition, TVG Network and its licensees compete for wagering revenue with other account wagering operations and industry participants.

        New products and services and rapid technological change may adversely affect our operations.

        The emergence of new consumer entertainment products, services and technologies, changes in consumer preferences and other factors may limit the life cycle of our technologies and any future products and services we might develop. Although we believe that we will continue to develop attractive new products and services, the industry in which we operate is characterized by rapid changes, including technological changes. Our future operations could be adversely impacted by our ability to identify emerging trends in our markets and to develop and market new products and services that respond to competitive offerings, technological changes and changing consumer preferences in a timely manner and at competitive costs. The process of developing and marketing new products and services is inherently complex and uncertain, and there are a number of risks, including the following:

•	we cannot assure you that we will have adequate funding and resources necessary for investments in new products, services and technologies;

•	we cannot assure you that our long-term investments and commitment of significant resources will result in successful new products, services or technologies;

•	we cannot assure you that we can anticipate successfully the new products, services and technologies which will gain market acceptance;

•	we cannot assure you that our newly developed products, services or technologies can be successfully protected as proprietary intellectual property rights or will not infringe the intellectual property rights of others; and

•	our products, services and technologies may become obsolete due to rapid advancements in technology and changes in consumer preferences

        Our failure to anticipate adequately changes in the industry and the market, and to develop attractive new products and services, including any of the risks described above, may reduce our future growth and profitability and may adversely affect our business results and financial condition.

         Digital recapture could adversely affect carriage of our analog products and services.

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

         The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While these regulations do not apply directly to us, they affect cable television providers and other multichannel video programming distributors ("MVPDs"), which are the primary customers for our products and services. In April 2003, the FCC extended to July 1, 2006 a deadline under which MVPDs (except DBS providers) must phase-out consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions. The FCC has indicated that it may eliminate this separation requirement altogether if the cable and consumer electronics industries successfully negotiate a bi-directional "plug-and-play" agreement, which would allow interactive services to be provided on digital televisions without the need for a set-top box. A plug and play agreement could affect demand for IPGs incorporated into set-top boxes or consumer electronics devices, such as TV Guide Interactive and our CE IPGs. Future developments relating to any of these or other regulatory matters may adversely affect our business.

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

         Our stock price has been volatile.

        The market price of our common stock has historically been volatile. It is likely that the market price of our common stock will continue to be subject to significant fluctuations. We believe that future announcements concerning us, our competitors or our principal customers, including technological innovations, new product and service introductions, governmental regulations, litigation or changes in earnings estimated by us or analysts may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of outstanding common stock in the public market could materially and adversely affect the market price of our common stock. Further, in recent years the stock market has experienced extreme price fluctuations in equity securities of technology and media companies. These price and volume fluctuations often have been unrelated to the operating performance of those companies. These fluctuations, as well as general economic, political and market conditions, such as armed hostilities, acts of terrorism, civil disturbances, recessions, international currency fluctuations, or tariffs and other trade barriers, may materially and adversely affect the market price of our common stock.

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

         News Corporation's interests may diverge from those of other stockholders and the Company.

        The News Corporation Limited ("News Corporation") has significant influence over our business because of its beneficial ownership of our common stock and the number of its executives who serve on our Board of Directors. There can be no assurance that its interests are aligned with that of our other shareholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from those of other stockholders and of the Company itself. If News Corporation were to sell large amounts of its holdings, our stock price could decline and we could find it difficult to raise capital through the sale of additional equity securities. In addition, this concentration of ownership could delay or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock.

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

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2004 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the Company's reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As described in "Certain Risks Affecting Business, Operating Results and Financial Condition," we do not have a comprehensive disaster recovery plan or back-up system, or fully redundant systems for some of our critical operations, and a disaster could severely damage our operations. We are currently developing such a plan and expect to make incremental progress in implementing business continuity and disaster recovery plans during 2004.

PART II--OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         See Note 6 to Condensed Consolidated Financial Statements--Unaudited, which is incorporated herein by reference.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In connection with the settlement of the consolidated shareholder class action lawsuits against us in the U.S. District Court for the Central District of California, on September 16, 2004, the Company issued 328,407 shares of common stock to the plaintiffs' counsel. The shares were exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

ITEM 6.    EXHIBITS

           Exhibits

               10.1    Form of Stock Option Agreement for Directors

               10.2    Form of Stock Option Agreement for Employees

               10.3    Form of Restricted Stock Unit Agreement

               10.4    Stipulation of Partial Settlement

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

Date: November 9, 2004	GEMSTAR-TV GUIDE INTERNATIONAL, INC. (Registrant) By: /s/ BRIAN D. URBAN —————————————— Brian D. Urban Chief Financial Officer (Principal Financial Officer)