Form 10-K
period 2004-12-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2005-02-25
CIK 923282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of February 18, 2005, there were 424,205,391 shares of the registrant’s common stock outstanding. As of June 30, 2004, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.2 billion, based on the closing sale price of $4.80 per share as reported by the Nasdaq Stock Market on such date. Shares of common stock held by officers, directors, and any stockholder whose ownership exceeds 5%, have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement related to the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Gemstar-TV Guide International, Inc. (“Gemstar” or the “Company”) is a media, entertainment and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of television viewers worldwide. In the continually evolving world of television, where consumers may have several hundred channels from which to choose, we offer comprehensive guidance solutions to television viewers. We believe that most TV viewers today have a growing demand for such solutions because they are overwhelmed by an increasing number of programming choices that include cable channels, pay-per-view and video on demand and because they are challenged by growing complexity of their home entertainment centers that may include cable or satellite receivers, digital TVs, digital video recorders (“DVRs”) and digital video discs (“DVD”) recorders. Today, the average American watches more than four hours of television every day and TV has never been more central to our leisure time or more influential in our culture. The TV Guide brand reaches over 70 million U.S. households each week, through TV Guide magazine, TV Guide Channel, TV Guide Interactive, TV Guide Online and TV Guide On Screen. Each platform serves consumers with one overarching objective—to simplify and enhance viewers’ television experience. The TV Guide brand has the highest degree of consumer awareness among sources of program information.

Our business strategy primarily focuses on using our unique assets such as the TV Guide brand, television listings data, data distribution infrastructure, intellectual property, and relationships with cable and satellite operators and consumer electronics (“CE”) manufacturers, as well as unique capabilities such as content development expertise, and the ability to localize data listings to individual markets, cable systems and even subscribers. We believe these assets and capabilities allow us to create TV guidance products and services that have broad consumer appeal. We use these unique strengths to serve consumers through multiple channels: print media; cable, satellite, and interactive TV; the Internet; and CE devices. Additionally, as a leader in interactive program guide (“IPG”) technology, our strategic relationships with companies across key media and technology industries position us well to capitalize on the future growth of digital televisions, home network centers and digital mass storage recording devices and the associated growth of content across these platforms.

Business Segments

The Company organizes its businesses into four groups that also represent its reportable business segments. The segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses. Our four business segments are: Publishing; Cable and Satellite; Consumer Electronic Licensing; and Corporate. See Note 16 – Segment and Geographical Information of the Notes to the Consolidated Financial Statements for financial information regarding segment reporting.

Publishing Segment

Our Publishing Segment consists of the Company’s publishing units and Web sites including TV Guide magazine, TV Guide Online and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups.

TV Guide magazine has been published continuously since 1953 and appears in more than 90,000 retail outlets with more than 270,000 display pockets. TV Guide magazine is the most widely circulated paid weekly magazine in the United States, with Audit Bureau of Circulation reported circulation of approximately 9 million copies a week, and pass along readership of more than 25 million. TV Guide magazine offers television viewers television program guidance, listings and descriptions. The magazine also provides feature entertainment information about shows, stars, technology and developments in the world of on-screen entertainment. The magazine develops approximately 100,000 new program descriptions and reviews, as well as more than 3,600 “Close-up” and over 300 features per year. We publish 154 separate digest and ultimate size editions of this magazine weekly, including geographic and cable specific editions. TV Guide magazine attracts new subscribers to its cable-specific editions through the continued customization of the magazine for regional cable systems and through customer marketing programs in conjunction with some of the country’s largest multiple system operators (“MSOs”).

TV Guide magazine’s rate base, the volume of circulation guaranteed to advertisers, was 9 million as of December 31, 2004, which was unchanged from December 31, 2003 and December 31, 2002. TV Guide magazine complies with the Audit

Bureau of Circulations’ audit requirements. TV Guide magazine’s circulation comprises a number of sources, including newsstand sales, individually paid subscriptions and sponsored sales.

TV Guide magazine revenues have accounted for approximately 44%, 52% and 56% of our consolidated revenues in the years ended December 31, 2004, 2003 and 2002, respectively. TV Guide magazine’s circulation revenues are derived from four primary sources: new subscriptions (sold through insert cards in TV Guide magazine, our Web site tvguide.com, direct mail and direct mail agents), subscription renewals, single-copy newsstand sales, and subscriptions for cable and satellite-specific editions sold through MSOs and digital broadcast satellite (“DBS”) providers. TV Guide magazine circulation revenues and circulation per copy have declined significantly over the past several years, while many of the costs of producing and distributing the magazine are fixed and therefore have not declined correspondingly. Contributing to this decline is increased competition to our high contribution newsstand sales from larger, glossy, entertainment publications and competition from the guidance provided by free television listings included in local newspapers, IPGs incorporated into digital cable and satellite services, and other sources. Furthermore, in order to offset declining newsstand sales, reduce our reliance on sponsored sales and arrears copies, and rebuild the subscriber base of TV Guide magazine, we have provided subscribers with various forms of promotional offerings (such as low, or no, contribution per copy subscriptions). Declines in TV Guide magazine’s circulation contribution per copy and operating results may continue and could be significant. Unless the decline in newsstand sales is reversed and unless newly-acquired subscribers renew at prices greater than the initial offers, our results will continue to be adversely affected.

In 2004, TV Guide magazine carried approximately 2,300 total advertising pages. This past year, TV Guide magazine saw a substantial decline in program advertising revenue, which historically represented the majority of TV Guide magazine’s advertising revenue. As broadcast network television viewership has declined, we have seen a more limited and focused approach to broadcast network television marketing spend. The decline in program advertising revenue could be permanent. At the same time we have seen an increase in conventional advertisers such as food, drug, automobile, entertainment and packaged goods companies. New conventional advertisers this year included Milano Cookies, Red Roof Inns and La Quinta. We also saw a significant increase in advertising from Dell Computers in 2004. Conventional advertising is now the largest portion of TV Guide magazine’s advertising revenue. TV Guide magazine sells advertising principally through an internal advertising sales force. Advertisers may purchase pages in TV Guide on either a national or regional basis according to their needs.

The printing of TV Guide magazine and the other publications published by the TV Guide magazine group is outsourced to seven independent commercial printers located throughout the United States. We believe there is an adequate supply of alternative printing services available to publish TV Guide magazine at competitive prices should the need arise. The principal raw materials used in the publication of TV Guide magazine are coated and uncoated paper. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions. Paper prices have begun to increase in 2005. We do not hedge against increases in paper costs. Significant increases in the price of coated and uncoated paper could have a material adverse effect on TV Guide magazine’s operating performance. Postage for product distribution and direct mail solicitations is also a significant expense to TV Guide magazine and a material increase in postage prices would adversely affect the magazine’s operating performance. TV Guide magazine uses an outside company for newsstand distribution.

In the late spring of 2005, we plan to launch a new weekly publication, Inside TV. This new magazine will target young female TV fans and will reflect the way contemporary women are involved with television as well as report on the latest in entertainment news, style and trends. The magazine will be full size, four color throughout, and is expected to be sold primarily on newsstands rather than through subscription sales. We expect to incur a material amount of costs in connection with the launch and ongoing operations of Inside TV. Those start up costs include additional staffing, marketing expenses, and costs connected with acquiring distribution space in supermarkets, large retailers and other newsstand outlets. We believe that Inside TV offers an opportunity to compete more effectively against other offerings at newsstand than our current TV Guide magazine does.

TV Guide Online (www.tvguide.com) is an entertainment Web site with more than 6.5 million registered users. TV Guide Online offers listings, features, search and voting capability on television related subjects and also conducts electronic commerce. TV Guide Online generates the majority of its revenues from advertising. TV Guide Online advertising revenue has grown steadily over the past three years from $2.0 million in 2002, to $4.2 million in 2003 and $6.3 million in 2004. During 2003, TV Guide Online underwent a significant redesign, becoming more integrated with the Company’s other branded products and services, principally TV Guide magazine. Since its redesign tvguide.com has become a meaningful source of new subscription orders for TV Guide magazine.

SkyMall offers airline passengers a large selection of high-quality products and services from a wide variety of merchants and partners through the SkyMall in-flight catalog and www.skymall.com. SkyMall receives commissions on the sale of merchandise sold in its in-flight catalog or on its Web site and placement fees from participating merchants to include their products in SkyMall’s catalog. SkyMall has a sophisticated vendor relationship management system, which can be customized to interface with a merchant’s sales and distribution system in a turn-key manner. With this business model, SkyMall holds minimal product inventory, providing maximum flexibility in merchandising the catalog and Web site. SkyMall has agreements with most of the major domestic airlines, representing 93% of the total passengers boarded in the United States each year, granting it access to a captive audience with upscale demographics for its quarterly catalogs.

SkyMall also operates programs for Marriott and various similar entities (each a “Loyalty Partner”) pursuant to which consumers are allowed to obtain merchandise with loyalty points earned from Marriott Rewards, and similar loyalty programs. Under these programs, SkyMall contracts directly with the Loyalty Partner to provide merchandising, fulfillment, customer and other related services. The Loyalty Partner pays SkyMall a pre-negotiated price for all products purchased by loyalty customers.

Due to the holiday season, placement fees and commissions received by our SkyMall business tend to be highest during the fourth quarter of each year.

Cable and Satellite

Our Cable and Satellite Segment offers technologies and services to consumers and service providers in the cable and satellite industry. The Cable and Satellite Segment includes the operations of TV Guide Channel, TV Guide Interactive, TVG Network and several other smaller related businesses.

TV Guide Channel is an entertainment network that offers television viewers information on programs, celebrities and trends in television, as well as program listings and descriptions. We offer MSO and DBS providers a fully customized and localized television network, continuously delivering updated entertainment information that promotes the provider’s networks and programs. TV Guide Channel’s hosted format is designed to appeal to cable operators, DBS service providers, advertisers and consumers.

TV Guide Channel is typically included in a basic or expanded basic viewing package offered by programming distributors to their subscribers, and is generally available in both analog and digital channel lineups. Subscribers do not need additional equipment to receive the Channel. Generally, the screen for TV Guide Channel is divided into two components that offer cable and satellite providers a powerful combination in the form of objective and subjective guidance. The objective guidance is illustrated in the lower portion of the screen by the scrolling program guide, which is color-coded by genre and displays updated local program listings information. This customized text portion of the screen contains viewing times, channel numbers, network identification, program titles, weather, movie descriptions, program ratings and ordering instructions for pay-per-view and, where available, video on demand (“VOD”) services, for over 2,500 unique channel lineups in the United States, Puerto Rico, and the US Virgin Islands. In the upper portion of the screen, TV Guide Channel’s subjective video guidance, via original programming, is designed to offer information about the best of what’s on and make recommendations for what’s worth watching. This portion of the screen is devoted to shows promoting upcoming programs and events, entertainment information and advertising. As of December 31, 2004, TV Guide Channel was distributed to 76.7 million households as measured by Nielsen.

TV Guide Channel’s average prime time total household viewership, as defined by Nielsen Media Research (“Nielsen”), was 0.23 million in the fourth quarter of 2004 and 2003. Although total household viewership remained constant, our average prime time total household rating, as defined by Nielsen declined to 0.30 in the fourth quarter of 2004 as compared to 0.41 in the fourth quarter of 2003. The decline in our rating is principally due to the increase in our subscriber base being primarily satellite subscribers, who have not used or do not receive TV Guide Channel’s program listing information. As total household rating is based on the universe of subscribers, we believe our rating will increase in the future if we provide our growing percentage of satellite and digital cable subscribers with a compelling programming choice, in addition to a place to go for program listing information.

TV Guide Channel revenues have accounted for approximately 16%, 15% and 13% of our consolidated revenues in the years ended December 31, 2004, 2003 and 2002, respectively. Revenues at TV Guide Channel consist primarily of affiliate fees and advertising revenue. As the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts, our future growth is highly dependent on advertising revenue. As such, TV Guide Channel is increasing its level of investment in new programming and marketing initiatives with an expectation that the additional investments will, in the future, result in increased viewership and advertising revenue. This will materially increase programming and marketing costs at TV Guide Channel in 2005.

TV Guide Channel advertising revenue generally tends to be highest during the fourth quarter of each year, which includes the majority of the holiday selling season.

TV Guide Interactive licenses technologies and services related to television IPGs, to cable and satellite service providers primarily in the United States and provide them with operational support, content and data. Cable and satellite service providers can enter into service agreements with us to deploy our TV Guide Interactive IPG (“TVGI IPG”) or agreements to license our technologies to deploy our TVGI IPG, their own IPG or a third party IPG. An IPG is an on-screen listing of television program information with interactive functions that enable viewers to navigate through, sort, select and schedule television programming for viewing and recording. We believe that interactive television guidance technology is quickly becoming a must-have tool for television viewers bombarded with an increasing number of programming choices, an increasing number of digital cable and satellite television channels, and VOD services. We also believe that IPGs will become an entry point for consumers to avail themselves of a range of new services and content that will be available on television screens. Our TVGI IPG allows service providers to customize certain elements of IPGs for their subscribers and also allows these providers to upgrade over time the features and services they can offer to their subscribers. Our IPG is compatible with service providers’ subscription management, pay-per-view and VOD services. Our IPG also allows service providers to provide their viewers with current and future program information.

Our national data network provides customized and localized listings data to our TVGI IPGs and our data licensees in all 210 U.S. Designated Media Markets, as defined by Nielsen. The listing data is continuously delivered to local affiliate cable systems for delivery to set-top boxes in subscribers’ homes. We have license and distribution agreements with the majority of the MSOs and DBS providers including Adelphia Communications, Charter Communications, Comcast Corporation (“Comcast”), Time Warner Cable, DirecTV and EchoStar Communications Corporation. As a result, as of December 31, 2004, over 32.7 million subscribers receive either our TVGI IPG or another party’s IPG provided under a patent license for which we are paid.

In August of 2004, we launched a new TVGI IPG, the i-Guide, in the United States and Canada. This new IPG delivers enhanced features in high resolution to digital cable homes in systems throughout the U.S. and Canada. This new service offers continued support of high definition (“HD”) programming, VOD, DVR, and advanced interactive television technologies.

We also offer advertising on our TVGI IPG. Marketers can advertise through a variety of display formats incorporated into the guide screens. Advertising opportunities are “hot”, displaying additional text information and/or ad copy when clicked on via the remote control. Broadcaster ads can hot link directly to a TV channel. Advertisers can target specific audiences by airing ads at certain times of the day, or target by viewers’ programming preferences (e.g., movies, sports or children). Our ability to provide IPG advertising is generally at the discretion of the MSO and DBS providers if they deploy their own IPG or a third party IPG. The majority of subscribers for which we are paid a license fee are receiving a TV Guide branded third party IPG. Our agreements with MSO and DBS providers generally require us to share a portion of the advertising revenue we receive from IPG advertising on their systems. The MSO providing us with the majority of our advertising carriage, has notified us that they will no longer carry IPG advertising when they migrate to a TV Guide branded third party IPG in the first quarter of 2005.

We plan on launching an on-demand, cross-platform television network featuring originally produced and repurposed short-form video entertainment programs that provide editorial guidance to the most compelling fare on television each week. Expected to launch in 2005 to over 10 million cable households, the network will feature a 24-hour on-demand experience with a monthly and weekly schedule, featuring various short-form original programs—all rooted in providing television guidance in an entertaining and engaging environment. It will also be available to broadband users on tvguide.com (www.tvguide.com).

On March 31, 2004, the Company and Comcast formed a joint venture, Guideworks LLC (“Guideworks”), to develop IPGs and related middleware for the cable industry using the existing TVGI IPG software as the basis for development. We transferred our TVGI IPG research and development employees to the venture, as well as certain intellectual property rights and development tools. We own 49% of the joint venture and Comcast owns 51%, with Comcast serving as the managing member. Comcast has the right to use the joint development products in connection with products and services Comcast offers across its digital subscriber base. We have the exclusive right to distribute the joint development products in connection with products and services we offer to other multichannel video programming distributors. Guideworks also provides development support for our existing and future affiliate partners. We have agreed to fund an annual commitment, subject to annual maximums.

TVG Network, is a cable and satellite sports entertainment television network that combines live horse racing from many of the premier horse racetracks in the United States with the convenience of interactive wagering from home. In addition to live racing, the television programming also features commentary, race analysis and interviews with the sport’s newsmakers, handicapping tutorials, and originally-produced programming for racing’s major events. TVG Network, which is 94.5% owned by the Company, delivers racing content and accepts state-licensed pari-mutuel account wagers on races from horse racetracks in return for a fee based on a percentage of gross pari-mutuel wagering by TVG Network subscribers.

TVG Network is an exclusive marketing partner of the National Thoroughbred Racing Association and has exclusive agreements for television and interactive wagering with the following horse racetracks: Aqueduct, Arlington Park, Belmont Park, Calder, Churchill Downs, Del Mar, Ellis Park, Emerald Downs, Fair Grounds, Fairplex Park, Hollywood Park, Hoosier Park, Keeneland, Kentucky Downs, Los Alamitos, Oak Tree at Santa Anita, Prairie Meadows, Ruidoso Downs, Saratoga Raceway,

Saratoga Race Course, Turf Paradise and Turfway Park. TVG Network currently maintains wagering accounts for residents of the following states: California, Idaho, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, North Dakota, Ohio, Oregon, Washington and Wyoming. TVG Network customers may wager on horse races through the Internet, by phone, and where available, set-top remote control.

Youbet.com, Inc. and America TAB, Ltd. license certain intellectual property and sublicense certain audiovisual and pari-mutuel account wagering rights from TVG Network. Youbet.com and America TAB maintain wagering accounts for residents of certain states in which TVG Network does not, as well as in states that TVG Network currently does, offer wagering accounts. As a result, TVG Network is paid a royalty based upon account wagering processed by Youbet.com and America TAB from certain horse racetracks.

TVG Network also earns revenue from traditional advertising sales and direct response advertising sales from its growing television distribution. As of December 31, 2004, TVG Network was available in 14.3 million U.S. households. With the continued development of TVG Network distribution in major racing markets and the expansion of markets from which accounts are accepted, we believe that increased fee revenue, network advertising, merchandising and interactive advertising opportunities may become available.

TVG Network is a growing business in which we have made substantial investment. Future growth in the business will depend on the legislative and regulatory environment on both Federal and state levels, the continued expansion of its distribution and the integration of interactive wagering technologies for online and interactive television applications.

TVG Network experiences fluctuations in gaming and licensing revenue due to the seasonal nature of horse racing. TVG Network’s wagering and licensing revenue tend to be highest during the second and third quarter.

Consumer Electronic Licensing

Our CE Licensing Segment licenses the Company’s proprietary technologies and intellectual property to CE manufacturers and recognizes advertising revenues related to IPGs incorporated in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, under the G-GUIDE brand in Asia and under the GUIDE Plus+ brand in Europe. This Segment also has licensed certain IPG patents to manufacturers of set-top boxes for the DBS industry, and continues to license certain IPG patents to interactive television providers and program listing providers in the online, personal computer and other non-television businesses. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and litigation related to the enforcement and defense of patent claims.

We license our technology to major CE manufacturers around the world. Our licensees include Hitachi, JVC, LG, Matsushita (Panasonic), Mitsubishi, Philips, Pioneer, Samsung, Sharp, Sony, Thomson, TiVo, Toshiba and others. Generally, our agreements with CE manufacturers enable them to incorporate our technology into specified products in certain territories provided we receive license fees based on the number of units produced and shipped that incorporate our technology. We have also entered into long-term IPG patent license agreements with certain CE manufacturers. Our CE Segment does not receive a license fee on set-top boxes that are manufactured by our CE partners for a MSO or DBS provider who has also licensed our IPG technology through our Cable and Satellite Segment.

Our VCR Plus+ technology has been adopted as the industry standard for VCR recording of television programming by virtually every major consumer electronics manufacturer worldwide. We have developed and introduced additional features to enhance the functionality of the VCR Plus+ setup procedures, including controlling set-top boxes and updating the clock and cable channel lineup information. VCR Plus+ is offered internationally in more than 35 countries. It is incorporated into VCRs and digital devices such as low priced DVRs, DVD recorders and DVD-HDD combination digital / analog products and enables consumers to record a television program by simply entering a proprietary one to eight-digit PlusCode number into the device via a remote control unit.

PlusCode numbers are generated through a patented process developed by us and are printed next to television listings by over 1,700 newspapers and program guides worldwide, with a combined circulation of over 300 million, including the New York Times, the Los Angeles Times, TV Guide, the Asahi Shimbun (Japan), the Sun (U.K.), the Daily Mirror (U.K.) and the Oriental Daily News (Hong Kong). In North America, we pay an agency to manage, collect and remit payments from owners of newspapers and magazines that publish our PlusCode numbers. We also license our PlusCode numbers to a data company that bundles the codes with other data sold to owners of newspapers and magazines. In Europe, Australia, New Zealand and Asia (other than Japan), we directly handle our PlusCode publication contracts and manage and collect the fees under those contracts. In Japan, the sale of PlusCode numbers is handled by an unrelated third party company called Gemstar Japan.

TV Guide On Screen (Guide Plus+ in Europe and G-Guide in Japan) is an IPG incorporated in CE products, including mid to high-end digital, plasma and LCD televisions, DVRs and recordable DVD players. The guide offers interactive on-screen program listings that enable viewers to quickly and easily navigate, sort, select, and schedule television programming for viewing and recording, all with simple remote control commands. TV Guide On Screen’s patented technology delivers continuously updated multi-day program listings to users, regardless of whether they receive their television signal via cable or over-the-air broadcast. TV Guide On Screen works by simply plugging in the television or recording device and activating the guide through a pre-programmed set-up process. The guide requires no subscription or special data input connection.

The roll out of our IPG incorporated in CE products has been slower than we anticipated for, among other reasons, the long lead times manufacturers need to incorporate our IPG into their products. Albeit further off in the future than previously anticipated, we still expect success for our IPG with manufacturers of mid-range to high-end digital televisions, DVRs and DVD recorders as consumers demand more advanced guidance and recording technologies in such devices. This business is dependent upon the anticipated consumer demand for such devices materializing.

As a result of an agreement with DirecTV that became effective January 1, 2004, the Company no longer collects one-time fees from manufacturers of DirecTV set-top boxes, but instead is paid by DirecTV on a recurring revenue model based initially on new subscribers. Revenues earned from DirectTV are recognized by the Cable and Satellite Segment.

In order to encourage the incorporation of our IPG in CE products, we are offering certain large CE manufacturers the opportunity to bundle both our IPG and VCR Plus+ technology at a significant discount beginning with sales reported in fiscal 2005. We anticipate this could lead to a decrease in combined IPG and VCR Plus+ revenues in fiscal 2005, however, we believe this will ultimately accelerate the incorporation of our IPG to our benefit.

We use the VBI, or vertical blanking interval, in the analog television signals and/or its digital equivalent in the digital signals of the local affiliates of major broadcast networks such as PBS (through National Datacast), ABC, CBS, NBC, Fox and national cable networks to supply program listing information to our IPGs incorporated in CE products in the U.S. Norpak Corporation, a majority-owned Canadian subsidiary of the Company and developer of television-based data transmission systems and interactive on-line information systems, manufactures and supplies us with the VBI insertion equipment. We use a variety of terrestrial, satellite and broadband Internet transmission means to deliver listings data to our IPGs incorporated in CE products internationally.

License revenue from our VCR Plus+ and TV Guide On Screen services experience fluctuations due to the seasonality of CE shipments. Shipments of CE products tend to be higher in the second and fourth calendar quarters. We recognize revenues associated with our technology incorporated in these CE products when the shipments are reported to us, generally in the third and first calendar quarters. In addition, manufacturer shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. As a result, we may experience variability in our licensing revenues on a quarterly or annual basis.

Corporate

Our Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as litigation (excluding amounts relating to cases involving the enforcement or defense of patent claims which are included in the CE Segment) and insurance costs.

Intellectual Property Rights and Proprietary Information

We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our innovations and inventions via a variety of means, including but not limited to applying for patent protection internationally and domestically. We believe we have one of the world’s most extensive portfolios of intellectual property in the area of IPGs, which broadly covers fundamental advances related to IPG information delivery, storage, retrieval, advertising, two-way interaction, electronic commerce, and related user interfaces, including those relevant to online and interactive television services. We are engaged in significant litigation regarding our intellectual property. See “Legal Proceedings.”

Our technology and intellectual properties have been licensed to significant CE manufacturers, MSOs and DBS providers. We currently market IPGs under brands that include TV Guide On Screen, GUIDE Plus+, G-GUIDE and TV Guide Interactive. We currently have over 280 issued U.S. patents in the general area of audio-visual technologies with more than 8,000 claims, and over 700 issued foreign patents. Each of our issued patents will expire at a different time based on the particular filing date or issue date of that respective patent, with expiration dates as late as 2023. We continue to actively pursue a worldwide intellectual property program and currently have approximately 300 United States and 700 foreign patent applications pending.

We hold extensive trademark and service mark registrations throughout the world and have multiple trademark and service mark applications pending for a variety of marks. Marks for which we have registrations or applications to register in the United States or foreign countries include TV Guide, TV Guide Interactive, TV Guide On Screen, TV Guide Channel, GUIDE Plus+ (G-GUIDE in Asia), VCR Plus+ (VIDEO Plus+, ShowView and G-CODE in Europe and Asia), PlusCode, Gemstar, TV Guide Online, TVG and SkyMall.

We hold various domain names relating to our trademarks and service marks including gemstar.com, tvguide.com, gemstartvguide.com, tvgnetwork.com, tvg.com and skymall.com.

Competition

Our technologies, products and services compete with those of other companies. Many of our present and potential competitors have, or may have, substantially greater resources than ours to devote to further technological and new product developments. We believe that we will compete effectively based primarily on the originality of our concepts, the speed with which we can introduce such concepts to the market, the uniqueness of our designs, the focus of our business approach, the strength of our intellectual property portfolio, the extensiveness of our business relationships, the quality and innovation of our technologies and our ability to identify and meet consumer needs.

Interactive Program Guides

Competition in the market for the delivery of television program schedule information is intense. There are a number of companies that produce and market television schedule information in various formats and that compete or will compete with our IPG products and services. These alternative formats currently include traditional printed television guides (including our own TV Guide magazine and other printed cable guides), as well as passive and interactive on-screen electronic guide services, printed television guides in newspapers and weekly publications, and local cable television guides, many of which are similar to other products or services of the Company.

Our CE IPG and TVGI IPG also, in a sense, compete with each other. To the extent we enter into an IPG technology license with a MSO or DBS provider, our contracts generally prohibit us from also being paid by a CE manufacturer for any set-top boxes integrating an IPG or allowing for the integration of an IPG, for which a MSO or DBS provider pays us.

Improvements in software porting and in software substitutability, together with government mandated introduction of an OpenCable Applications Platform, will increasingly permit the creation of new guides and their quick placement in set-top boxes—both those purchased from service providers and those purchased at retail. We intend to modify and improve our technology to be competitive on these new platforms.

Many of our competitors and other companies and individuals have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by us. We are currently developing a variety of enhancements to our IPGs. We cannot assure you that any enhancements developed by us would not be found to infringe patents that are currently held or may be issued to others. Patents of third parties may have an important bearing on our ability to offer certain products and services. There can be no assurance that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. In addition, we may be required to defend ourselves or certain of our licensees against claims of infringement by third parties. We cannot assess the extent to which we may be required in the future to defend our products and services or those of our licensees or to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we were unable to obtain such licenses, we may not be able to redesign our products or services to avoid infringement.

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

VCR Plus+ System

We are not aware of any product or service other than the VCR Plus+ system that allows the user to program a VCR by entering a numerical code. However, several products and services on the market offer other simplified VCR programming functions and thus compete with the VCR Plus+ system. Such products and services include on-screen program guides incorporating point-and-click recording capability. In addition, some products, such as DVRs, permit consumers to record programs directly from air, cable or satellite for later viewing through the use of memory chips and hard disk drives contained in the devices. Worldwide shipments of VCRs are expected to continue to decrease, due to the introduction of digital recording devices. The VCR Plus+ system is beginning to be incorporated into some of these digital recording devices, notably low-priced DVD recorders and DVRs. However, to the extent that IPGs with recording capability are widely adopted, such guides may reduce the need for VCR Plus+. All IPGs, including those that do not have a point-and-click recording feature, may compete with the printed television guides, and may adversely affect our PlusCode number coverage and publication license income.

TV Guide magazine / Inside TV magazine

TV Guide magazine competes with other entertainment magazines at the newsstand and for marketers’ advertising spend. As a source of guidance, TV Guide magazine competes with television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; general entertainment and other magazines and television programming focused on television stars and programs; other electronic, interactive and online programming guides; and our own interactive and Internet program listings guide services.

With its current mix of television listings and editorial content, we no longer believe TV Guide magazine, in its current format, can recapture its former sales levels at the newsstand. We also believe our digest size puts us at a disadvantage to competing standard 8” x 10.5” magazines such as People and US. We also have a higher cost structure than these magazines. We currently publish 154 different editions nationwide to address each local market compared to certain competitors’ one national edition. This higher cost structure also puts us at a significant competitive disadvantage. We are currently reviewing our newsstand strategy for TV Guide magazine.

Inside TV Magazine will compete with TV Guide magazine and with entertainment magazines that target young women at the newsstand and for marketers’ advertising spend. Several other established magazines and other media outlets also target this market segment.

TV Guide Channel

As a source of guidance, TV Guide Channel has the following primary sources of competition: television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; general entertainment and other magazines and television programming focused on television stars and programs; other electronic, interactive and online programming guides; and our own interactive and Internet program listings guide services. In addition, the TV Guide Channel also faces competition from cable television operators who may wish to launch their own programming guide channels.

We have recently begun investing in original programming, including programming revolving around various entertainment awards shows. We believe, by focusing on programming celebrating television we can draw an audience beyond those that currently tune in solely for television programming guidance. For this investment in programming and marketing to pay off, we will need to achieve higher ratings and thus greater advertising revenue. This means we will compete with general entertainment channels for television viewership and marketers’ advertising spend.

In addition, TV Guide Channel competes with other programming for limited analog cable television system channel slots. The competition for channel slots has increased, and we believe will continue to increase, as programming distributors recapture analog channels to launch digital services. To date, the impact of channel recapture has not been significant to TV Guide Channel.

TVG Network

TVG Network has competitors in television and pari-mutuel account wagering. In the television area, the only known competitor to TVG Network on a national basis is HRTV, a subsidiary of Magna Entertainment Corporation (“MEC”). HRTV offers wagering in significantly more states than TVG Network. MEC also owns and operates racetracks in the United States and abroad. In the area of pari-mutuel account wagering, TVG Network’s primary competitors are Xpressbet, also a subsidiary of

MEC, Youbet.com, Inc., America TAB, Ltd., Greenwood Racing, Inc. (also known as OneClickBetting) and various offshore entities. TVG Network is party to agreements with Youbet.com, Inc. and America TAB, Ltd. pursuant to which it receives royalties in exchange for licenses to certain of its intellectual property and sublicenses to certain of its audiovisual and pari-mutuel account wagering rights for content from various horse racetracks. While we believe that TVG Network is in a strong competitive position with its television distribution agreements, intellectual property portfolio and racetrack content agreements, there may be competitors with additional strengths that are unknown to us.

SkyMall

Our SkyMall subsidiary faces competition from a variety of sources. Competitors, typically other catalog retailers, have attempted to secure contracts with various airlines to offer merchandise to their customers. SkyMall also faces competition for customers from airport-based retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources. SkyMall also competes with the merchandisers who advertise in SkyMall’s catalog as many of these merchandisers also have their own catalogs and Web sites. In addition, SkyMall competes for customers with other in-flight marketing media, such as airline-sponsored in-flight magazines and airline video programming.

Research and Development

The market for our products and services is subject to rapid and significant changes in technology and frequent new service and product introductions. We believe that one of the keys to our future success will be our ability to enhance our existing technologies and to introduce products and services using such new technologies on a competitive basis. Accordingly, we will continue to engage in significant research and development activities. Our expenses for research and development in 2004, 2003 and 2002 were $25.7 million, $27.0 million and $27.4 million, respectively. Our expenses in 2004 include our 49% share of Guideworks’ research and development expenses (See Note 1 to the Consolidated Financial Statements). As we are not the managing member of Guideworks, we have limited ability to direct Guideworks research and development efforts and cannot assure that any technology developed will meet our commercial needs. We cannot assure, that we will successfully complete the development of any future technology. There is also no assurance that this technology, even if fully developed, could be incorporated in our products and services or in products of third parties. Any significant delay or failure to develop new or enhanced technology could have a material adverse effect on us.

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

VBI and Digital Data Carriage Matters

We use the VBI, or vertical blanking interval, in the analog television signals and/or its digital equivalent in the digital signals of the local affiliates of major broadcast networks such as PBS (through National Datacast), ABC, CBS, NBC, Fox and national cable networks to supply updates throughout the day of program listing information to our TV Guide On Screen and GUIDE Plus+ branded consumer electronics devices in the United States. On December 6, 2001, Time Warner Cable, a division of AOL/Time Warner, obtained a ruling from the FCC that it is within the discretion of a cable MSO to retransmit or strip out data transmitted in the VBI lines of broadcast stations carried on that MSO’s system. On January 7, 2002, we filed a Petition for Reconsideration of this ruling. Subsequent negotiations between us and Time Warner Cable led to an agreement which provided for carriage by Time Warner of our program listing information in either the VBI or within the digital signal of broadcast television stations. As a result of the agreement with Time Warner Cable, on December 5, 2003, we filed a Petition to Dismiss the Petition for Reconsideration, which was granted on January 15, 2004.

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

Compatibility Between Cable Systems and Consumer Electronic Equipment

On September 10, 2003, the FCC adopted regulations implementing an agreement between cable MSOs and CE manufacturers to facilitate the retail availability of unidirectional “plug and play” digital televisions and other digital devices that connect directly to cable systems and receive one-way digital services without the need for a set-top box. The parties have begun negotiations on a bi-directional “plug-and-play” agreement, which would allow interactive services to be provided on digital televisions and other digital devices without the need for a set-top box. In April 2003, the FCC extended to July 1, 2006 a deadline under which multichannel video program distributors (except DBS providers) must phase out consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions. The FCC has indicated that it may eliminate this separation requirement altogether if the cable and CE industries successfully negotiate a bi-directional “plug-and-play” agreement. Such an agreement could affect demand for IPGs incorporated into set-top boxes or CE devices, such as TV Guide Interactive and our CE IPGs.

Pari-Mutuel Wagering

TVG Network derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. As such, the gaming activities of TVG Network are extensively regulated. TVG Network’s pari-mutuel account wagering operations are located in Oregon and operated pursuant to a license granted by the Oregon Racing Commission. Operations must be in compliance with Oregon law and regulations. Oregon law also states that licensees must comply with the applicable provisions of the Federal Interstate Horseracing Act (15 U.S.C. Sections 3001 – 3007 et. seq.). Adverse changes in the political climate, new legislation or regulatory activity could harm our business. From time to time, members of Congress and state legislatures have introduced bills that would prohibit or severely restrict off-track interstate pari-mutuel wagering. In addition, a leading payment system has, on behalf of its member financial institutions, recently taken an interest in limiting the use of credit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations. Although such efforts to restrict payment mechanisms may not be targeted at the lawful activity of licensed operations such as TVG Network, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects.

Geographical Information

Information regarding our operations by geographical area is contained in Note 16, “Segment and Geographical Information,” to Consolidated Financial Statements.

Employees

As of December 31, 2004, we employed 2,011 individuals, of whom 154 were employed outside the United States.

Executive Officers of the Registrant

The current executive officers of the Company are as follows (the ages shown are as of February 25, 2005):

Name and Age	Position
Anthea Disney (60) Chairman of the Board of Directors	Ms. Disney has served as Chairman of the Board of Directors since December 2004. Ms. Disney is executive vice president for Content at News Corporation. She is also a member of News Corporation’s Executive Management Committee. Prior to this, Ms. Disney held various roles including chairman and chief executive officer of TV Guide, Inc. and president and CEO of HarperCollins Publishers, a position she held since March 1996. Ms. Disney joined News Corporation in 1990. Ms. Disney is currently a director of Household International, Inc.

Name and Age	Position
Richard Battista (40) Chief Executive Officer	Mr. Battista has been a director and CEO of the Company since December 2004. Prior to joining the Company, Mr. Battista was Executive Vice President, Business Development and Strategy for the Fox Entertainment Group, Inc (“Fox”) from April 2004 to December 2004, Executive Vice President Fox Networks Group from January 2003 to April 2004 and Executive Vice President of Fox Television from April 2001 to January 2003. Prior to joining Fox, from 1999 to 2000, Mr. Battista was the Co-Founder and Chief Executive Officer of iFUSE, a privately held internet company. iFUSE entered Chapter 7 bankruptcy proceedings in 2000. Before launching iFUSE, Mr. Battista spent nine years at the Fox organization in numerous operating positions and before that, as a financial analyst at Morgan Stanley. Mr. Battista received an MBA from Harvard Business School in 1990 and a BS in Business Administration from Georgetown University in 1986.

Brian D. Urban (42) Chief Financial Officer

Mr. Urban has served as Chief Financial Officer since July 2003. Prior to joining us,

Mr. Urban served as Chief Financial Officer and Treasurer of Unilab Corporation from September 1997 to July 2003 and in various other positions with Unilab from July 1992. Before joining Unilab, Mr. Urban was senior audit manager at Price Waterhouse where he worked from November 1986 to July 1992.

Ian Aaron (44) President, TV Guide Television Group	Mr. Aaron has served as President, TV Guide Television Group since May 2003. From August 2000 to May 2003, Mr. Aaron served as President and Chief Executive Officer of TVN Entertainment, where he was responsible for TVN’s core pay-per-view entertainment, digital TV services and direct response advertising business units. Prior to joining TVN, Aaron served for six years as President of SoftNet Systems, Inc. and its broadband cable modem subsidiary ISP Channel.

John Loughlin (48) President, TV Guide Publishing Group	Mr. Loughlin has served as the President of the TV Guide Publishing Group since September 2002. Prior to joining us, Mr. Loughlin was with Primedia Inc. where he served as President and Chief Executive Officer of Primedia Consumer Media and Magazine Group and as Executive Vice President of Primedia Inc. from March 2000 until June 2002. From October 1997 until March 2000, Mr. Loughlin was President of the Broadcast Group of Meredith Corporation.

Douglas B. Macrae (46) President, TV Guide Consumer Electronics	Mr. Macrae served as a director of the Company from September 1997 to January 2004. Mr. Macrae founded TV Guide On Screen, Inc. (formerly VideoGuide, Inc.), which is now a wholly owned subsidiary, in September 1993 and has since served as its President. In January 2004, he was promoted to President, TV Guide Consumer Electronics. Mr. Macrae is currently a director of Index Systems (Canada), Inc., our wholly owned subsidiary, PBS National Datacast, Inc. and Interactive Program Guide, Inc. of Japan.

Ryan O’Hara (36) President, ODS Technologies, L.P. dba TVG Network	Mr. O’Hara has served as President, ODS Technologies, L.P. dba TVG Network since June 2004 and prior to that as its Chief Operating Officer since February 2004. From June 2002 to February 2004, Mr. O’Hara served as Senior Vice President of Business Development and Strategic Planning of the Company. Prior to joining the Company, Mr. O’Hara served as Director of Interactive Television Strategy for British Sky Broadcasting Group plc from 2000 until 2002. Mr. O’Hara previously held senior business development roles for both Fox Cable Networks and Fox Sports Networks, which include Fox Sports Net, Speedvision, Outdoor Life and the FX Channel, served as an entertainment management consultant at PricewaterhouseCoopers and was an Associate Marketing Manager for Nestle USA.

Gloria Dickey (56) Executive Vice President, Administration	Ms. Dickey has served as Executive Vice President, Administration since October 2002. Prior to joining us, Ms. Dickey served as Executive Vice President, Administration for Fox Cable Networks Group, which included Fox Sports Net, Speedvision, National Geographic Channel and the FX Channel. Ms. Dickey joined Fox in 1990 and served in

Name and Age	Position
various capacities, including Vice President, Human Resources of Fox and Vice President, Human Resources of Fox Broadcasting Company.

Stephen H. Kay (44) Executive Vice President and General Counsel	Mr. Kay has served as Executive Vice President and General Counsel since January 2003. Prior to joining us, Mr. Kay was a partner at the law firm of Hogan & Hartson L.L.P. where he was a member of the Business & Finance Group. Mr. Kay became a partner at Hogan & Hartson in March 2002 as part of the firm’s merger with Squadron Ellenoff Plesent & Sheinfeld LLP. At Squadron Ellenoff, Mr. Kay was a member of the Executive Committee and Co-Chair of the Corporate and Securities Department. He joined Squadron Ellenoff in 1987, becoming a partner in that firm in 1995.

Christine Levesque (40) Executive Vice President, Communication, Marketing and Government Affairs	Ms. Levesque has served as Executive Vice President, Communication, Marketing and Government Affairs since June 2003. From 1994 until she joined us, Ms. Levesque held a variety of executive roles at Rainbow Media Holdings, Inc., the television programming subsidiary of Cablevision Systems Corporation, most recently serving as Senior Vice President, Communication and Marketing. Prior to joining Rainbow, Ms. Levesque served in the public affairs and political arenas, including work for World Cup USA, Senator Dianne Feinstein and the Clinton/Gore ‘92 press advance team. Ms. Levesque began her career as a television producer.

Tonia O’Connor (35) Executive Vice President, Affiliate Sales & Marketing	Ms. O’Connor has served as Executive Vice President, Affiliate Sales & Marketing since December 2004 having served as Senior Vice President of National Accounts for TV Guide Affiliate sales since January 2003. Prior to that, Ms. O’Connor held various positions within Affiliate Sales and Marketing since joining the Company in 1994 starting first in the cable and satellite publishing division. Ms. O’Connor began her career in the telecommunications industry, serving in sales and marketing positions at Bell South and Advanced Telecom Services.

Richard Cusick (34) Senior Vice President, Business Development and Strategic Planning	Mr. Cusick has served as Senior Vice President, Business Development and Strategic Planning since February 2004. Prior to joining the Company in March 2002 as Vice President, Business Development and Strategic Planning, Mr. Cusick was an investment banker with Lehman Brothers Inc. from 2000 to 2002 and with Bear, Stearns Inc. from 1998 to 1999. Previously, he served in the Director General’s office of the telecommunications regulatory arm (Directorate General XIII) of the European Commission. Mr. Cusick is a non-practicing member of the new Jersey bar association.

Peter C. Halt (44) Senior Vice President and Chief Accounting Officer	Mr. Halt has served as Senior Vice President and Chief Accounting Officer since March 2004. Prior to joining us, Mr. Halt served as Senior Vice President and Chief Financial Officer of Sony Pictures Digital from 2000 to 2003 and as Sony Pictures Entertainment’s Vice President and Corporate Controller from 1997 to 2000. Before joining Sony, Mr. Halt was a Client Service Director in PricewaterhouseCoopers LLP’s audit practice where he worked from 1995 to 1997.

Web site Access to SEC Reports

Our Internet Web site can be found at www.gemstartvguide.com. Information contained on our Internet Web site is not part of this report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our Web site, free of charge, as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

Alternatively, you may access these reports at the SEC’s Internet Web site: www.sec.gov.

ITEM 2.	PROPERTIES.

The following table sets forth the location, approximate square footage, use, and related business segment of each of the principal properties used by the Company. We lease all of these properties with the exception of the Phoenix, Arizona site where we own the building and lease the land. All properties are leased under operating leases. Such leases expire at various times through 2015. The Phoenix, Arizona land lease period may be extended to 2065 at our option.

Location	Approximate Square Footage	Use	Business Segment (1)
UNITED STATES:

Hollywood, California	60,000 sq. ft.	Office	Corporate/C&S/CE/Publishing

Hollywood, California	15,371 sq. ft.	Broadcast studio	C&S

Los Angeles, California	22,000 sq. ft.	Broadcast studio / Office	C&S

New York, New York	68,000 sq. ft.	Office	Publishing/C&S/Corporate

Tulsa, Oklahoma	105,000 sq. ft.	Office/Production	Corporate/C&S

Radnor, Pennsylvania	123,000 sq. ft	Office/Production	Publishing/C&S

Phoenix, Arizona	34,000 sq. ft on 7 acres	Office/Production	Publishing

Bedford, Massachusetts	26,000 sq. ft	Office/Technical	CE

Beaverton, Oregon	8,000 sq. ft.	Office	C&S

Louisville, Colorado	6,000 sq. ft.	Office	C&S

Chicago, Illinois	5,000 sq. ft.	Office	Publishing

Troy, Michigan	3,000 sq. ft.	Office	Publishing

Tulsa, Oklahoma	30,000 sq. ft.	Storage	C&S

Other	12,000 sq. ft.	Storage	Publishing/Corporate/CE

INTERNATIONAL:

Kanata, Ontario, Canada	19,000 sq. ft	Office/Production	CE

Hong Kong, China	13,000 sq. ft	Office	CE

Luxembourg	9,000 sq. ft.	Office	CE

Tokyo, Japan	4,000 sq. ft.	Office	CE

Other	3,000 sq. ft	Office	CE/C&S

(1)	C&S – Cable and Satellite, CE – Consumer Electronics

We believe that our facilities are adequate to meet our needs for the foreseeable future. Should we need additional space, management believes that we will be able to secure additional space at reasonable rates.

We operate an uplink in Tulsa, Oklahoma for our TV Guide Channel that allows us to monitor our signal on a real-time basis. In addition, we lease uplink station facilities in other cities as needed. Information is generally delivered to the uplink transmission station via satellite, dedicated telephone or fiber optic lines and is usually scrambled at the uplink transmission site to avoid unauthorized receipt.

We entered into a long-term capital sublease with a News Corporation controlled entity for a transponder to be used by our TV Guide Channel operations. The sublease expires in 2019 and annual payments are $1.6 million per year.

ITEM 3.	LEGAL PROCEEDINGS.

In addition to the items listed below, we are party to various legal actions, claims and proceedings incidental to our business. Except as expressly noted herein, we intend to vigorously defend or prosecute all pending legal matters.

SEC Matters

On October 17, 2002, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation to determine whether there were violations of the federal securities laws by the Company and/or others involved with the Company. In June of 2004, the Company reached a final settlement with the SEC that concluded the SEC’s investigation into the Company in a matter captioned Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., in the United States District Court for the Central District of California, Case No. CV 04-4506 RGK (CTx). Under the terms of the settlement, the Company paid a civil penalty of $10.0 million, without admitting or denying the SEC’s allegations, from funds that had been set aside restricted cash in connection with the Company’s settlement agreement related to the Consolidated Shareholder Class Action as described below.

In May of 2003, in a proceeding captioned In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., in the United States District Court for the Central District of California, Case No. CV-03-3124 MRP (PLAx), the Court ordered the Company to maintain approximately $37.0 million in segregated, interest-bearing bank accounts (“funds”). The Company had originally set those funds aside for payment to its former Chief Executive Officer, Dr. Henry C. Yuen, and its former Chief Financial Officer, Ms. Elsie Ma Leung, in connection with the Company’s November 2002 management and corporate governance restructuring. The Court’s order prevents the Company from paying any portion of those funds to Dr. Yuen or Ms. Leung absent further order of the Court. On July 1, 2003, in a case captioned Securities and Exchange Commission v. Henry C. Yuen, et al., in the United States Court of Appeals for the Ninth Circuit, Case No. 03-56129, Dr. Yuen and Ms. Leung filed an appeal of the orders requiring the Company to maintain the funds in its accounts. On May 12, 2004, a panel of the Ninth Circuit Court of Appeals overturned the decision and remanded the appeal to the district court for further proceedings. On May 26, 2004, the SEC petitioned the Ninth Circuit Court for a rehearing en banc. Dr. Yuen and Ms. Leung opposed the SEC’s petition. On September 24, 2004, the Ninth Circuit Court of Appeals granted the SEC’s petition for rehearing en banc. The rehearing took place on December 15, 2004, but no decision has been issued by the Court.

On June 19, 2003, the SEC filed an action entitled Securities and Exchange Commission v. Henry C. Yuen, et al., in the United States District Court for the Central District of California, Case No. CV 03-4376 NM (MANx), alleging violations of the federal securities laws by Dr. Yuen and Ms. Leung and seeking declaratory and injunctive relief in connection with alleged violations of the federal securities laws, disgorgement of all monies received as a result of their alleged illegal conduct, and civil penalties under Section 20(d) of the Securities Act of 1933 and Section 21(d)(3) of the Securities Exchange Act of 1934. On January 6, 2004, the SEC amended its action to include three more of the Company’s former employees, Peter C. Boylan, Jonathan B. Orlick, and Craig Waggy. On July 13, 2004, the SEC filed a third amended complaint against defendants Yuen, Leung, Waggy, and Orlick. The Company was not named as a party in either of the amended complaints. In August 2004, the Court approved a settlement between Mr. Boylan and the SEC. On January 20, 2005, the Court approved a settlement between Mr. Orlick and the SEC.

In January 2005, defendants Yuen and Leung, and the Los Angeles Office of the SEC reached a negotiated settlement which remains subject to the approval of the Commission in Washington D.C. Also in January 2005, defendant Waggy reached a settlement with the Los Angles Office of the SEC which remains subject to the approval of the Commission in Washington D.C. The trial date for this case has been postponed pending entry of final judgments in accordance with these settlements.

Claims Under the Company’s Directors and Officers Liability Insurance Policies

The Company has tendered various claims, including claims for defense costs related to the SEC investigation and various related shareholder and derivative actions, to the issuers of its directors and officers liability insurance policies. The Company’s insurance carriers have reserved their rights under the policies with respect to the payment of these claims, have disputed the availability of coverage under these policies on various grounds, and have made no payments under the policies for the vast majority of the costs incurred by the Company and its current or former officers and directors in connection with these matters. In April of 2004, the Company commenced a formal dispute resolution process pursuant to the policies.

Derivative Shareholder Litigation

Commencing in April 2002, the Company, along with certain directors and others, was sued in three purported shareholder derivative actions in the California Superior Court for the County of Los Angeles. These purported derivative lawsuits were consolidated as Priebe, et al., v. Boylan, et al., [In re Gemstar-TV Guide International Derivative Litigation], Case No. GC029296 (the “State Court Derivative Litigation”). On August 12, 2003, plaintiffs filed a consolidated third amended complaint alleging, among other things, that the Company’s directors had breached various duties in connection with the transactions that underlie the Consolidated Shareholder Class Action described below, and seeking unspecified monetary damages. On November 18, 2003, the Company filed its answer and defenses to the consolidated third amended complaint.

In November 2002, a separate derivative lawsuit captioned Knowles v. Yuen, et al., in the United States District Court for the Central District of California, Case No. CV-02-8440 (the “Federal Court Derivative Litigation”) was filed based on the same core allegations as the Consolidated Shareholder Class Action and the State Court Derivative litigation discussed above and seeking unspecified money damages.

In December 2004, the Company and plaintiffs in both the State Court Derivative Litigation and the Federal Court Derivative Litigation entered into an agreement to settle those actions without any admission of wrongdoing, subject to approval of the appropriate state and federal courts. The settlement agreement provides for the implementation and/or formalization of certain corporate governance provisions and a payment of attorneys’ fees by the Company. On January 12, 2005, the Court presiding over the State Court Derivative Litigation entered a judgment dismissing that litigation pursuant to the terms of the settlement agreement described above, and awarding plaintiffs’ counsel (in the State Court Derivative Litigation and the Federal Court Derivative Litigation) attorneys’ fees. On February 10, 2005, the Court presiding over the Federal Court Derivative Litigation entered judgment dismissing that action pursuant to the terms of the settlement agreement described above.

Consolidated Shareholder Litigation

As previously disclosed, the Company settled the purported class action complaints alleging violations of the federal securities laws by the Company in a matter captioned In re Gemstar-TV Guide International Securities Litigation, Case No. CV 02-2775, NM (PLAx), in the United States District Court for the Central District of California (the “Consolidated Shareholder Class Action”). Also named as defendants were Dr. Yuen, the Company’s former Chief Executive Officer, and Ms. Leung, the Company’s former Chief Financial Officer. Although the settlement resolves all claims asserted against the Company in the Consolidated Shareholder Class Action, plaintiffs have retained their claims against Dr. Yuen and Ms. Leung who remain defendants. In addition, the following three lawsuits have been filed against the Company by individual investors based upon the same core allegations as in the Consolidated Shareholder Class Action.

Non-Consolidated Shareholder Litigation

State of New Jersey v. Gemstar, et al., in the California Superior Court for the County of Los Angeles, Case No. GC030987. In January 2003, the Company was served with the complaint by the Investment Division of the State of New Jersey against the Company, Dr. Yuen and Ms. Leung seeking unspecified monetary damages, including punitive damages, restitution, and attorneys’ fees and costs. On January 5, 2005, the Company executed an agreement with the State of New Jersey to settle the case in its entirety as against all defendants without any admission of wrongdoing. On January 11, 2005, the Court entered a judgment of dismissal as against all defendants.

Silvertree Capital LLC v. Gemstar, et al., in the United States District Court for the Central District of California, Case No. CV 03-5093. On July 17, 2003, Silvertree Capital LLC filed an action against the Company seeking unspecified monetary damages and attorneys’ fees and costs. On December 7, 2004, the Company reached an agreement with plaintiff to settle the case without any admission of wrongdoing. On December 20, 2004, the Court entered a judgment of dismissal as against all defendants.

Minas Litos and Anastasia Litos, et al., v. Gemstar-TV Guide International, Inc., in the United States District Court for the Northern District of Indiana, Case No. CV 04-8595 MRP (PLAx). On February 17, 2004, individual shareholders filed an action against the Company alleging various breaches of fiduciary duty, violations of state and federal securities laws and seeking unspecified money damages, and attorneys’ fees and costs. On April 16, 2004, the Company filed a Motion to Transfer and Motion to Dismiss plaintiffs’ complaint. In October 2004, the District Court in Indiana granted the Company’s motion to transfer the case to the Central District of California.

Patent and Antitrust Litigation

As of December 31, 2004, the Company had resolved certain of the patent and antitrust litigations that it was previously involved in, but was still involved in several pending patent and antitrust litigations, as described below.

The following events have occurred with regard to the patent and antitrust litigation matters consolidated under the action captioned In re Gemstar Development Corporation Patent Litigation, in the United States District Court for the Northern District of Georgia, Master File No. MDL-1274-WBH (the “MDL Litigation”). As a result of the Company’s previously announced settlements with General Instrument Corporation, Thomson Inc., Pioneer Corporation, and EchoStar Communications Corporation and their affiliates, Gemstar and Scientific-Atlanta, Inc. (“SA”) were the only parties remaining in the MDL Litigation throughout the remainder of 2004. Gemstar-TV Guide is currently in settlement and cross-licensing discussions with Scientific-Atlanta to resolve outstanding litigation between the two companies. There can be no assurance that a settlement will be reached or on the specific terms of any settlement. However, based on the discussions to date, Gemstar-TV Guide does not anticipate that any settlement payment Gemstar-TV Guide may receive would have a material impact on the company’s operating results or financial condition.

(a) Scientific-Atlanta, Inc. v. Gemstar International Group Limited, Gemstar Development Corporation and Index Systems, Inc., in the United States District Court for the Northern District of Georgia, Civil Action File No. 98-CV-3477-WBH. On December 3, 1998, Scientific-Atlanta (“SA”) commenced this action against the Company (its complaint was amended several times). As of December 31, 2004, SA was seeking a declaratory judgment of non-infringement, invalidity and unenforceability of United States Patent Nos. 4,751,578, 4,908,713, 4,963,994, 5,038,211, 5,193,357, 5,508,815, 5,915,068 and 5,568,272. The complaint also alleges that the Company engaged in anticompetitive conduct, including violations of federal antitrust laws and seeks declaratory relief, monetary damages (including treble damages and costs of litigation) and injunctive relief. Gemstar filed a counterclaim for infringement of the ‘815, ‘272, ‘578, ‘713 and ‘068 patents, seeking declaratory relief, monetary damages (including treble damages, costs of litigation and attorneys fees) and injunctive relief. On August 29, 2003, the Court entered two consent orders. One consent order dismissed without prejudice SA’s declaratory judgment claims concerning the ‘994 patent based on the Company’s representations with respect to the lack of ownership of that patent. The second consent order gave effect to the parties’ stipulation that certain SA digital set-top box products did not infringe the ‘713 patent. The Court entered summary judgment of non-infringement by certain SA digital and analog set-top box products as to the ‘815 and ‘272 patents in orders dated August 30, 2002, and November 1, 2002. On June 30, 2003, the Court granted SA’s motion for summary judgment of non-infringement of the ‘357 and ‘211 patents. On July 18, 2003, the Court ruled that SA did not infringe the ‘578 patent. In March 2004, the Court granted SA’s motions for summary judgment of non-infringement of the ‘068 and ‘713 patents. The Court also granted each of Gemstar’s three motions for partial summary judgment on SA’s Federal anti-trust claims against the Company, thereby dismissing SA’s sham litigation, advertising tie, and patent product tie antitrust claims. In April of 2004, the Company moved the Court for separate entry of final judgment on the summary judgment rulings that SA did not infringe the asserted patents in the MDL Litigation under Federal Rule of Civil Procedure 54(b) (“Rule 54(b)”). On July 16, 2004, the Court denied the Company’s Rule 54(b) motion. The parties engaged in discovery throughout the remainder of 2004. Pursuant to the settlement discussions between the Company and SA discussed above, the parties obtained Court approval for a further stay of discovery and an extension of the time within which to file a consent scheduling order.

(b) Gemstar Development Corporation and Index Systems Inc. v. Scientific-Atlanta, Inc., in the United States District Court for the Northern District of Georgia, Civil Action File No. 99-CV-1242-WBH (transferred from the Central District of California). On December 4, 1998, the Company commenced this action against SA in the United States District Court for the Central District of California, Case No. CV 98-9781 HLH (RNBx). On December 10, 1998, the Company filed a First Amended Complaint alleging infringement of United States Patent Nos. 5,508,815 and 5,568,272 and seeking monetary damages (including treble damages, costs of litigation and attorneys fees), and injunctive relief. The case was transferred to the Northern District of Georgia and consolidated with the MDL Litigation. On August 30, 2002, the Court ruled that the SA digital set-top boxes at issue did not infringe the ‘815 and ‘272 patents. On November 1, 2002, the Court ruled that the remaining products at issue did not infringe these patents. By Order dated September 25, 2002, the Court ruled that the invalidity issues would not be heard unless, and until, the summary judgment orders were reversed in whole or in part. Although these rulings resolved all of the claims in this case, the Court did not enter judgment in this consolidated case. In July of 2004, after denial of the Company’s Rule 54(b) motion described in paragraph (a) above, the Company moved to have judgment entered on the merits in this case, where all pleaded claims had been ruled upon. On October 15, 2004, the Court granted the Company’s motion and entered judgment in favor of SA. On November 9, 2004, the Company filed a Notice of Appeal. Pursuant to the settlement discussions between the Company and SA discussed above, the parties have by agreement obtained an extension of the Company’s time to file its opening appellate brief.

(c) The Company is a party in an ancillary proceeding in the United States District Court for the Northern District of Oklahoma captioned In re Gemstar Development Corp., N.D. Ga. Master File No. MDL-1274-WBH, Case No. 02-MC-18-EA(J), in which SA seeks monetary and non-monetary sanctions in a contempt proceeding against the Company and Peter Boylan, a former employee of the Company. On December 17, 2003, a magistrate judge issued a Report and Recommendation (“R&R”) recommending that the district court grant the Company’s motion for summary judgment dismissing the contempt proceedings brought by SA against the Company. On October 5, 2004, the district court judge adopted the magistrate judge’s R&R and granted the Company’s motion for summary judgment. On October 19, 2004, SA filed a motion for reconsideration of the Court’s decision granting the Company’s motion for summary judgment. On November 4, 2004, the Court denied SA’s motion for reconsideration. An evidentiary hearing and order to show cause with respect to the remaining contempt claim against Mr. Boylan was scheduled to commence on February 2, 2005. Pursuant to the settlement discussions between the Company and SA described above, the parties obtained Court approval to extend the date for the evidentiary hearing until May 18, 2005.

Non-MDL Patent Litigation in the Northern District of Georgia

Scientific-Atlanta, Inc. v. StarSight Telecast, Inc., in the United States District Court for the Northern District of Georgia Civil Action No. 99-CV-1671-WBH. On June 25, 1999, SA filed an action against StarSight in the U.S. District Court for the Northern District of Georgia, seeking a declaratory judgment of invalidity and non-infringement of two patents: 4,706,121 and 5,479,268. StarSight answered the complaint and counterclaimed against SA for infringement of the patents, seeking damages and injunctive relief. On January 21, 2003, SA amended its complaint in this case seeking declaratory relief of invalidity, unenforceability, and non-infringement of the ‘121 and ‘268 patents, as well as a declaration that SA is the true owner of the ‘121 patent by virtue of an assignment; a declaration of patent misuse for both patents, exceptional case damages and its costs. On January 17, 2003, StarSight moved the Court to stay the case pending the results of the ITC investigation (discussed below), which motion the Court granted as unopposed on February 28, 2003. Since February 28, 2003, the action has been stayed pending completion of the appeal of the ITC Investigation. Neither the parties nor the Court have moved to reactivate this matter.

Scientific-Atlanta, Inc. v. Gemstar-TV Guide International, Inc., Gemstar Development Corporation, Index Systems, Inc. and Index Systems B.V., in the United States District Court for the Northern District of Georgia, Civil Action No. 99-CV-1040-WBH. On April 23, 1999, SA filed an action against the Company alleging infringement of SA’s U.S. Patents 4,885,775, 4,991,011 and 5,477,262, and seeking damages and injunctive relief. This case was consolidated for pretrial proceedings with the case captioned Scientific-Atlanta, Inc. v. StarSight Telecast, Inc., in the United States District Court for the Northern District of Georgia, Civil Action No. 99-CV-1890 (see below). The parties were engaged in discovery throughout the remainder of 2004. Pursuant to the settlement discussions between the Company and SA described above, the parties have obtained Court approval for a further stay of discovery and an extension of time within which to file a consent scheduling order.

Scientific-Atlanta, Inc. v. StarSight Telecast, Inc., in the United States District Court for the Northern District of Georgia Civil Action No. 99-CV-1890. On July 23, 1999, SA filed an action against the Company’s StarSight subsidiary in the U.S. District Court for the Northern District of Georgia, alleging infringement of the same three patents at issue in the Civil Action No. 99-CV-1040 described above, and seeking damages and injunctive relief. The parties were engaged in discovery throughout the remainder of 2004. Pursuant to the settlement discussions between the Company and SA described above, the parties have obtained Court approval for a further stay of discovery and an extension of time within which to file a consent scheduling order.

Gemstar-TV Guide International Inc., and StarSight Telecast, Inc., v. Scientific-Atlanta, Inc., in the United States District Court for the Northern District of Georgia, Civil Action No. 01-CV-0406-WBH. On February 9, 2001, the Company filed an action against SA asserting claims for infringement of United States Patent numbers 5,809,204, 5,479,268, and 5,253,066, seeking injunctive relief, damages, treble damages, and attorneys fees. On March 29, 2001, instead of answering the complaint SA moved to stay the case because of the pending ITC investigation. On October 24, 2001, the Court stayed the case until the ITC determination became final. Neither the parties nor the Court have moved to reactivate this matter.

Personalized Media Communications, LLC v. Scientific-Atlanta, Inc., and PowerTV, Inc., in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 02-CV-824 (CAP). On November 6, 2002, SA and PowerTV, Inc. (“Power TV”) filed a counterclaim against the Company in this case seeking a declaration of non-infringement, invalidity and unenforceability of certain patents as to which the Company is a licensee. On February 21, 2003, the Company answered SA’s and Power TV’s counterclaims and asserted causes of action against SA for patent infringement and against PMC for breach of contract. A claim construction hearing on the infringement claims was held in February 2004. The parties are awaiting a ruling from the Court. On January 25, 2005, Personalized Media Communications, LLC (“PMC”) filed a motion for summary judgment against the Company on the breach of contract issue. On January 31, 2005, SA and Pioneer TV filed a motion to supplement their prior art statement. On February 14, 2005, PMC filed its opposition to that motion.

Pegasus Development Corp. and Personalized Media Communications, LLC v. DirecTV Inc., Thomson Multimedia, Inc., Thomson Consumer Electronics, Inc., Philips Electronics North America Corp., and Hughes Electronics Corp.; Thomson Multimedia, Inc. and Thomson Consumer Electronics, Inc., v. Pegasus Development Corp. and Personalized Media Communications, LLC, TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., in the United States District Court for the District of Delaware, Case No. 00-CV-01020 (GMS). On December 4, 2000, Pegasus and PMC filed suit for infringement of U.S. Patents Nos. 4,694,490, 4,704,725, 4,965,825, 5,109,414, 5,233,654, 5,335,277, and 5,887,243. Plaintiffs’ seek monetary damages and attorneys’ fees and costs. On November 9, 2001, Thomson Multimedia filed a third-party complaint against TVG-PMC, StarSight Telecast, and Gemstar-TV Guide (collectively “Gemstar”), seeking a declaratory judgment of noninfringement and invalidity of certain patents as to which Gemstar is a licensee, and also alleging antitrust violations under federal and state law. On November 21, 2002, Gemstar filed counterclaims against Thomson and cross-claims against Pegasus and Personalized Media Communications for breach of contract. Thomson’s third-party complaint against Gemstar and Gemstar’s counterclaim against Thomson were settled and dismissed with prejudice on June 23, 2003. The case has been stayed pending reexamination of the patents in suit by the U.S. Patent & Trademark Office.

The ITC Investigation

On February 14, 2001, the Company and its StarSight subsidiary filed a complaint requesting that the United States International Trade Commission (“ITC”) commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337 (“Section 337”), regarding imports of certain set-top boxes and components thereof. The complaint alleged that Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., SA, EchoStar Communications Corporation, and SCI Systems, Inc. (collectively “Respondents”) violated Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or sale in the United States after importation of set-top boxes and/or components that infringe directly, contributorily or by inducement, of certain patents owned by the Company. On or about March 16, 2001, the ITC instituted the requested investigation referred to as In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation No. 337-TA-454 (ITC) (the “ITC Investigation”). On June 21, 2002, the Administrative Law Judge issued his final initial determination (“FID”) finding that all of the patents were valid, that none of the patents at issue had been infringed by any of the Respondents, that one of the patents at issue was unenforceable, both because it had been misused by the Company and also because a co-inventor had not been named on the patent, and that the Company failed to establish the technical prong of the ITC’s domestic industry requirement, which requires the practice of inventions covered by the patents in suit. On August 29, 2002, the ITC determined not to review the FID and entered an additional finding with regard to the technical prong of the domestic industry requirement on one claim of one of the patents. The Commission took no position on the patent misuse findings of the Administrative Law Judge.

On October 25, 2002, the Company filed a notice of appeal of the ITC’s determination to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) in a case captioned Gemstar-TV Guide International, Inc. and StarSight Telecast, Inc. v. International Trade Commission and Scientific Atlanta Inc., Case No. 03-1052. On September 16, 2004, the Federal Circuit issued its opinion vacating the ITC’s ruling that SA did not infringe two of the three patents at issue, vacating the ITC’s ruling that the Company did not satisfy the technical prong of the domestic industry requirement for those two patents, and reversing the ITC’s ruling that one patent was unenforceable for failure to name a co-inventor. On November 1, 2004, SA filed a petition for rehearing en banc with the Court of Appeals for the Federal Circuit in the ITC appeal. As previously disclosed, the Company settled this matter with all Respondents other than SA and dismissed them from the case before the opinion was issued. On November 1, 2004, SA filed a Petition for Rehearing or for Rehearing En Banc with the Court of Appeals for the Federal Circuit in the ITC appeal. On November 29, 2004, the Federal Circuit denied SA’s Petition for Rehearing or for Rehearing En Banc. On December 3, 2004, SA filed a motion to stay the issuance of the mandate pending the filing of a petition for certiorari to the U.S. Supreme Court within 30 days. On January 11, 2005, the Federal Circuit judgment issued a mandate to the International Trade Commission as a result of SA’s failure to file a petition for certiorari.

On February 8, 2005, the ITC issued an order requiring the parties to submit comments to the ITC about how they believe the investigation should proceed.

The SuperGuide Case

On March 23, 2001, the Company’s subsidiary Gemstar Development Corporation (“GDC”), was added as a third-party defendant in the matter of SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the U.S. District Court for the Western District of North Carolina, Civil Action No. 1:00CV144-T. The lawsuit alleges patent infringement by the original defendants sued by SuperGuide (Pioneer Electronics, Inc., DIRECTTV and Echostar) with respect to three patents owned by SuperGuide but licensed to GDC (the “SuperGuide Patents”). After being added as a party, GDC brought claims for declaratory relief and breach of contract against SuperGuide Corporation relating to a 1993 license agreement between SuperGuide Corporation and GDC and claims against EchoStar for infringing the SuperGuide Patents within GDC’s defined fields of use. On July 25, 2002, the District Court granted the defendants’ motion for summary judgment finding that the defendants did not infringe the SuperGuide Patents and dismissing all remaining claims in the case without prejudice. On August 23, 2002, GDC appealed the District Court’s decision to the Federal Circuit. On February 12, 2004, the Federal Circuit issued its decision vacating the District Court’s summary judgment ruling and remanding the case for further proceedings. In reversing the District Court’s summary judgment ruling the Federal Circuit found that the District Court incorrectly construed certain patent claims in reaching its decision. The defendants filed a joint petition for rehearing and rehearing en banc of the Federal Circuit’s decision. In April 2004, the Federal Circuit denied the defendants’ petition and the case has been remanded to the district court in North Carolina for further proceedings. On July 1, 2004, SuperGuide filed a motion to amend its complaint alleging, among other things, that GDC breached its license agreement by licensing parties outside of our field of use and failing to pay SuperGuide accordingly. All parties have agreed, subject to the Court’s approval, to stage the proceedings so that no further activity will occur with respect to the new counterclaim or discovery until the Court rules on the scope of the license to GDC. GDC awaits the Court’s ruling on the parties’ proposal and for an appropriate scheduling order to be issued.

Other Litigation

United Magazine Company et al. v. Murdoch Magazines Distribution, Inc. et al, in the U.S. District Court for the Southern District of New York, Case No. S.D.N.Y No. 00 Civ. 3367 (PKC)(DFE). On May 3, 2000, a complaint was filed against Murdoch Magazines Distribution, Inc. (now TV Guide Distribution) and other parties by United Magazine Company, Inc. (“Unimag”) and related entities. The complaint alleged claims against Murdoch Magazines for violation of the Robinson-Patman Act, assorted common law tort and contract claims, and violation of federal and state antitrust laws. The complaint seeks monetary damages plus treble and punitive damages, attorneys’ fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Act. After the case was dismissed twice on the pleadings, plaintiffs filed a second amended complaint and the case proceeded to discovery in 2002. On June 19, 2003, one of the plaintiffs, the Scherer Companies, withdrew its claim against Murdoch Magazines, denominated as Count VIII alleging theft of trade secrets. The only claim remaining against Murdoch Magazines was the Robinson-Patman Act claim. After discovery closed in January 2004, defendants sought to move to dismiss on summary judgment on a number of grounds. The Court directed defendants to move first on the issue of whether defendants, including Murdoch Magazines, could be liable even though plaintiffs did not purchase magazines from them but from the publishers, who were not parties to the action. On December 29, 2004, the Court entered its decision on the defendants’ motion for summary judgment. The Court found that Murdoch Magazines and other national distributors did not set the prices and terms of sale, but held that a material issue of fact existed regarding whether Murdoch Magazines and other national distributors set discriminatory returns policies in violation of the Robinson-Patman Act. On January 10, 2005, plaintiffs made a request to reargue the Court’s decision on summary judgment. On January 25, 2005, the Company, and others, filed a joint response opposing plaintiffs’ request. Plaintiffs’ motion for reargument is currently pending. The Court has scheduled a conference to take place on February 28, 2005. The Company, together with the other defendants, filed a letter to the Court on February 14, 2005, setting forth grounds for further dispositive motions in the case and requesting a briefing schedule.

Henry Yuen and Elsie Leung Arbitration, American Arbitration Association Case Nos. 13 Y 116 01305 03 and 13 Y 116 01300 03. On May 30, 2003, the Company’s former employees, Dr. Henry Yuen and Ms. Elsie Leung, commenced arbitration proceedings against the Company to contest their April 18, 2003 termination for cause, seeking monetary damages, interest, and attorneys’ fees and costs. On July 9, 2003, the Company filed a consolidated response and counterclaim alleging breach of representations and warranties under agreements entered into in connection with the Company’s November 2002 management and corporate governance restructuring, seeking monetary damages and other relief. In a separate proceeding captioned Gemstar-TV Guide International, Inc. and News Corporation Ltd., Petitioners v. Henry C. Yuen and Elsie M. Leung Respondents, in the California Superior Court for the County of Los Angeles, Case No. BS 086054, the Company petitioned the Court to consolidate the two separate arbitration proceedings on the grounds that both arbitrations arose from the same transactions and involve common issues of law and fact. On November 20, 2003, the Arbitration Panel (i) granted the motion to dismiss News Corporation as a defendant in this action; (ii) granted, in part, plaintiffs’ motion to dismiss the Company’s counterclaims; and (iii) granted plaintiffs’ motion seeking an interim payment of attorneys’ fees. On November 24, 2003, the California Superior Court issued an order granting the Company’s motion to consolidate the two proceedings for all purposes. On January 26, 2004, Dr. Yuen and Ms. Leung challenged the order of consolidation by filing a petition for Writ of Mandate with the Court of Appeal of the State of California (State Appellate Court) in a case captioned Henry C. Yuen and Elsie Ma Leung, Petitioners v. Superior Court of the State of California, County of Los Angeles Respondent and Gemstar- TV Guide International, Inc. and News Corporation Ltd., Real Parties in Interest, Court of Appeal Case No. B172662. On August 24, 2004, the State Appellate Court

granted their petition. On October 1, 2004, the Company petitioned the Supreme Court of the State of California for review of the State Appellate Court’s decision in a case captioned Henry C. Yuen, et al., Petitioners v. Superior Court of Los Angeles County, Respondent and Gemstar- TV Guide International, Inc., et al., Real Parties in Interest, Supreme Court Case No. S128174. On December 1, 2004, the California Supreme Court denied Gemstar’s petition for review of the State Appellate Court’s decision. Thus, the Court of Appeals’ decision requiring the parties to return to the American Arbitration Association (“AAA”) for resolution of the issue regarding the consolidation of the Yuen and Leung arbitrations is final. On December 31, 2004, the Company sent a letter to the AAA requesting that the arbitrations be reactivated.

In late October of 2004, following the dismissal of a case captioned Henry C. Yuen and Elsie M. Leung v. Gemstar-TV Guide International, Inc., which had been filed by Dr. Yuen and Ms. Leung in the Chancery Court of the State of Delaware, the parties initiated a AAA proceeding arising out of the Company’s challenges to the reasonableness of the attorneys’ fees and expenses submitted to the Company for advancement by Yuen and Leung. The Company sought a reduction in the amount of fees and expenses that must be advanced. On January 7, 2005, the arbitrator ruled in favor of the Company and reduced the amount of fees and expenses that the Company must advance to Yuen and Leung in connection with various matters. The arbitrator did so without prejudice to the Company’s right to seek repayment of all advancements to Yuen and Leung by challenging their right to indemnification in future proceedings.

Jonathan Orlick, Claimant and Respondent by Counterclaim and Gemstar — TV Guide International, Inc., Respondent and Counterclaimant, JAMS Arbitration No. 1220030308. On June 19, 2003, the Company’s former general counsel, Jonathan Orlick, filed a demand for arbitration with a third-party mediation service for employment termination claims and relief including monetary damages, interest, and attorneys’ fees and costs. On July 25, 2003, the Company answered Mr. Orlick’s demand and filed counterclaims for breach of contract, breach of fiduciary duty, disgorgement of compensation and other profits, concealment/fraudulent inducement of contract, recovery of personal property, state and federal statutory violations, and seeking monetary damages and other declaratory relief. The arbitration proceeding commenced in September of 2004. On October 27, 2004, the parties entered into a settlement agreement that resolved all claims between the Company and Mr. Orlick. As a result of the settlement, the Company no longer has any obligation to advance reasonable costs and expenses to Mr. Orlick.

Due to the preliminary nature of certain of these proceedings and the uncertainty of litigation generally, the outcome of individual cases is not predictable with any assurance. We are unable to predict at this time the likely outcome of the litigation or estimate its liability, if any, with regard to these or other incidental cases. We have established loss provisions only for matters in which losses are probable and can be reasonably estimated. However, we may be required to incur expenses or costs in these and other incidental litigation matters in aggregate amounts that could have a material adverse effect on our financial condition or results of operations. Some of the litigation matters pending against us involve potential compensatory, punitive or treble damage claims, or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position or results of operations. At this time, we have not reached a determination that any of the matters listed above, or our other litigation, are expected to result in liabilities that will have a material adverse effect on our financial position or results of operations.

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

The following table sets forth the range of high and low sales prices for our common stock for the periods indicated and reflects all stock splits we effected:

	High	Low
Quarter Ended
March 31, 2003	$4.03	$2.70
June 30, 2003	5.67	3.14
September 30, 2003	5.90	4.26
December 31, 2003	5.48	4.28
March 31, 2004	8.40	4.89
June 30, 2004	7.16	3.97
September 30, 2004	6.06	4.09
December 31, 2004	6.39	5.12

The reported closing sales price of our common stock on the Nasdaq Stock Market on February 18, 2005 was $5.58. As of February 18, 2005, there were 424,205,391 million shares of our common stock outstanding and approximately 687 holders of record.

We have not paid any dividends on our common stock since our common stock began trading on the Nasdaq Stock Market. Our Board of Directors has no current plans to pay cash dividends. Future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Equity Compensation Plans

The table below outlines the number of shares of our common stock that are subject to outstanding options and stock unit awards granted under our stock compensation plans, the per share weighted-average exercise price of those options and stock unit awards, and the number of shares of Company common stock remaining available for future awards under our stock compensation plans. The numbers in the table are as of December 31, 2004 (in thousands).

Equity Compensation Plan Category	(A) Securities issuable on exercise of outstanding options, warrants and rights	(B) Weighted average exercise price of outstanding options, warrants and rights	(C) Securities that remain available for issuance under Plans (excluding securities reflected in column (A))
Plans approved by stockholders	30,826	$5.97	32,086	(1)
Plans not approved by stockholders (2)	2,838	$21.85	—

Total	33,664	$7.31	32,086

(1)	All of these shares are available for additional award grants under our Stock Incentive Plan. Awards authorized under the Stock Incentive Plan include stock options and stock unit awards. Generally, a stock unit award is an award payable in the form of an equivalent number of shares of Company common stock, subject to such terms and conditions we may provide at the time of grant.

(2)	The following plans were assumed by the Company: (i) 4,774 shares of Company common stock reserved for issuance under the NuvoMedia, Inc. 1997 Stock Option Plan with respect to stock options, at a weighted average exercise price of $16.74 per share, assumed by the Company in connection with its acquisition of NuvoMedia, Inc.; (ii) 5,644 shares of Company common stock reserved for issuance under the SoftBook Press, Inc. 1996 Stock Plan with respect to stock options, at a weighted average exercise price of $69.53 per share, assumed by the Company in connection with its acquisition of SoftBook Press, Inc.; and (iii) 3,928,957 shares of Company common stock reserved for issuance under the TV Guide Inc. Equity Incentive Plan with respect to stock options, at a weighted average exercise price of $18.15, assumed in connection with our acquisition of TV Guide, Inc.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,				Nine Months Ended December 31, 2000(1)
	2004	2003	2002	2001 (1)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$732,300	$695,110	$744,435	$829,769	$482,769
Operating expenses:
Operating expenses, exclusive of expenses shown below	667,067	776,444	722,271	680,568	363,830
Lease (settlement) abandonment	(10,088)	—	16,225	—	—
Stock compensation	437	33,551	23,965	46,538	20,635
Depreciation and amortization	40,548	133,577	315,695	848,416	387,982
Impairment of intangible assets	131,637	391,003	2,419,933	10,800	—

	829,601	1,334,575	3,498,089	1,586,322	772,447

Operating loss	(97,301)	(639,465)	(2,753,654)	(756,553)	(289,678)
Interest income (expense), net	5,705	(4,240)	(3,224)	(17,336)	(3,681)
Other income (expense), net	14,722	3,842	(101,966)	(180,635)	(12,125)

Loss from continuing operations before income taxes and cumulative effect of accounting change	(76,874)	(639,863)	(2,858,844)	(954,524)	(305,484)
Income tax benefit	(7,925)	(62,884)	(611,204)	(200,804)	(95,772)

Loss from continuing operations before cumulative effect of accounting change	(68,949)	(576,979)	(2,247,640)	(753,720)	(209,712)
Discontinued operations (2):
Income from discontinued operations	15,612	5,883	34,603	25,203	7,219
Loss on disposal of discontinued operations	(28,882)	—	—	—	—
Income tax expense	12,242	6,302	22,101	22,159	12,965

(Loss) income from discontinued operations	(25,512)	(419)	12,502	3,044	(5,746)

Loss before cumulative effect of accounting change	(94,461)	(577,398)	(2,235,138)	(750,676)	(215,458)
Cumulative effect of accounting change, net of tax	—	—	(4,188,037)	—	—

Net loss	$(94,461)	$(577,398)	$(6,423,175)	$(750,676)	$(215,458)

Basic and diluted per share:
Loss from continuing operations	$(0.16)	$(1.41)	$(5.47)	$(1.83)	$(0.63)
Net loss	$(0.22)	$(1.41)	$(15.64)	$(1.82)	$(0.64)
Weighted average shares outstanding:
Basic and diluted	422,723	410,265	410,610	412,389	334,804

	December 31,
	2004	2003	2002	2001 (1)	2000 (1)
Balance Sheet Data:
Working capital	$392,388	$1,218	$13,756	$240,351	$332,460
Total assets	1,362,373	1,330,197	2,089,174	9,341,513	10,621,304
Long-term debt and capital lease obligations, less current portion	13,274	138,736	163,861	271,029	586,485
Total stockholders’ equity	310,792	375,973	894,470	7,374,254	8,019,418

(1)	Effective July 18, 2001 and July 12, 2000, our consolidated operating results include the operating results of SkyMall, Inc. and TV Guide, Inc., respectively. SkyMall and TV Guide were acquired in transactions accounted for as purchases. Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold.

(2)	In fiscal 2004, the Company adopted a plan to dispose of its Superstar/Netlink Group LLC (“SNG”), UVTV distribution services and SpaceCom Systems businesses (collectively the “SNG Businesses”) and subsequently sold substantially all of the operating assets of these businesses. Accordingly, the operations of the SNG Businesses have been reclassified as discontinued operations for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations.

Overview

Gemstar is a media, entertainment and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of television viewers worldwide. Our TV Guide brand reaches nearly 100 million U.S. households, through TV Guide magazine, TV Guide Channel, TV Guide Interactive, TV Guide Online and TV Guide On Screen. During 2004, we generated revenue of $732.3 million (compared to $695.1 million in 2003), recorded a net loss of $94.5 million (compared to $577.4 million in 2003) and had cash flow from operations of $387.1 million (compared to $5.1 million in 2003). In 2004 we also strengthened our balance sheet by repaying the $138.4 million outstanding under our revolving credit facility, primarily from funds received in prepaid patent license agreements entered into by our Cable and Satellite Segment.

Gemstar Businesses

Our businesses are organized into four groups that also represent our reportable business segments. The segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses.

Publishing- Our Publishing Segment consists of our print and electronic publishing units and Web sites including TV Guide magazine, as well as TV Guide Online and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups. In 2004 the Publishing Segment generated revenue of $383.8 million, which represented 52.4% of our total revenue. Our Publishing Segment generates revenue primarily through subscription and newsstand sales of TV Guide magazine and advertising revenue received by TV Guide magazine.

TV Guide Magazine subscription revenues declined again this past year. We also continued to invest significantly in subscriber acquisition to offset declining newsstand sales and to reduce our reliance on sponsored sales and arrears copies. In doing so, our overall contribution per copy declined as we used heavy promotional offers to attract new subscribers. While we believe these new subscribers will renew and eventually become profitable, depending on the acquisition program under which they joined, this could take several years.

Newsstand sales also declined again this year. With its current mix of television listings and editorial content, we no longer believe TV Guide magazine can recapture a competitive position at the newsstand. We also believe our digest size puts us at a disadvantage to competing standard 8” x 10.5” magazines such as People and US. Additionally, we have a higher cost structure than these magazines. We currently publish 154 different editions nationwide to address each local market compared to certain competitors’ one national edition. This higher cost structure puts us at a significant competitive disadvantage given the decline in our revenue base. We are currently reviewing our newsstand strategy.

We still believe TV Guide magazine is a viable and valuable product to consumers. We are actively evaluating enhancements to the magazine’s format, content and operations in an effort to increase the magazine’s profitability.

In the late spring of 2005, we plan to launch a new weekly publication, Inside TV. This new magazine will target young female TV fans and will reflect the way contemporary women are involved with television as well as report on the latest in entertainment news, style and trends. The magazine will be full size, four color throughout, and is expected to be sold primarily on newsstands rather than through subscription sales. We expect to incur a material amount of costs in connection with the launch and ongoing operations of Inside TV. Those start up costs include additional staffing, marketing expenses, and costs connected with acquiring distribution space in supermarkets, large retailers and other newsstand outlets. We believe that Inside TV offers an opportunity to compete more effectively against other offerings at newsstand than our current TV Guide magazine does.

Cable and Satellite- Our Cable and Satellite Segment includes the operations of TV Guide Channel, TV Guide Interactive, TVG Network and several other smaller related businesses. In 2004 the Cable and Satellite Segment generated $230.9 million in revenue, which represented 31.5% of our total revenue. The Cable and Satellite Segment generates revenue primarily from subscription and advertising fees received by TV Guide Channel, interactive program guide (“IPG”) service and licensing revenue received by TV Guide Interactive and gaming and licensing fees received by TVG Network.

In 2004, TV Guide Interactive achieved revenue growth of 203.4%, which was driven by a 185.1% increase in domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license and for which we are paid. This growth was driven by recent IPG license agreements with Echostar, DirecTV, Comcast and Time Warner. In 2005 we plan to continue to increase the number of subscribers who receive our IPG or another party’s IPG provided under a patent license as well as continue working with our MSO and DBS partners to develop an IPG advertising platform that is appealing to both our partners and to advertisers.

Our ability to provide IPG advertising is generally at the discretion of the MSO and DBS providers if they deploy their own IPG or a third party IPG. The majority of subscribers for which we are paid a license fee are receiving a TV Guide branded third party IPG. Our agreements with MSO and DBS providers generally require us to share a portion of the advertising revenue we receive from IPG advertising on their systems. In 2004, our IPG advertising was limited to the same MSO partners as in 2003. The MSO providing us with the majority of our advertising carriage in 2004 has notified us that they will no longer carry IPG advertising when they migrate to a TV Guide branded third party IPG in the first quarter of 2005.

In 2004, TV Guide Channel achieved revenue growth of 13.2% and subscriber growth, as measured by Nielsen Households of 34.3%. In 2004, we lowered our average subscription rates to lock in long-term carriage for the TV Guide Channel. Due to these long-term carriage agreements, future TV Guide Channel revenue growth will be largely dependent on our ability to grow advertising revenue. In 2005 we plan on leveraging our increased carriage by continuing to invest in new programming and marketing initiatives with an expectation that the additional investments will, in the future, result in increased viewership and advertising revenue. We believe our advertising revenue should also benefit from the continued strengthening of the advertising market and the migration of advertising spending to cable and satellite channels. This investment in new programming and marketing initiatives will result in a material increase in programming and marketing costs in 2005.

In 2004, TVG Network achieved revenue growth of 37.5% on household viewership growth of 16.3%. As a result, TVG Network’s total wagers handled was over $300 million for the first time in our history. In 2005 we expect to continue expanding TVG Network’s distribution and increase wagering by converting viewers into wagering subscribers.

Consumer Electronics Licensing- Our CE Licensing Segment earns revenue from licensing our proprietary technologies and services to the CE manufacturing industry. In 2004 the CE Licensing Segment generated $117.5 million in revenue, which represented 16.1% of our total revenue. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ Brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America and under the G-Guide brand in Asia and under the Guide Plus+ brand in Europe.

In 2004, our CE IPG business achieved revenue growth of 92.7%. The majority of this growth was due to a $16.8 million increase in one-time settlements and a $6.4 million or 104.2% increase in revenue from incorporating our IPG in CE products. The roll out of our IPG incorporated in CE products has been slower than we anticipated for, among other reasons, the long lead times manufacturers need to incorporate our IPG into their products. This has, however, had the unexpected benefit of continuing the life cycle for our VCR Plus+ business by a greater than expected incorporation of this technology into digital recorders. Albeit further off in the future than previously anticipated, we still expect success for our IPG with manufacturers of mid-range to high-end digital televisions, DVRs and DVD recorders, as consumers demand more advanced guidance and recording technologies in such devices. This business is dependent upon the anticipated consumer demand for such devices materializing.

In 2004, our VCR Plus+ business achieved revenue growth of 1.2%. The anticipated impact from the decline in VCR shipments has, for now, been offset by manufacturers incorporating our VCR Plus+ technology in lower priced digital devices such as DVRs, DVD recorders, DVD-HDD and combination digital/analog products. While sales of our VCR Plus+ technology appear to have stabilized, we still believe that VCR Plus+ revenues are likely to decrease some time in the future as consumers demand more advanced guidance and recording technologies in digital devices and the costs of incorporating such technologies decrease. We further believe that, at the same time, our CE IPG revenues will increase as a result of these factors and offset the decrease in VCR Plus + revenues. In order to encourage the incorporation of our IPG in CE products, we are offering certain large CE manufacturers the opportunity to bundle both our IPG and VCR Plus+ technology at a significant discount beginning with sales reported in fiscal 2005. We anticipate this could lead to a decrease in combined IPG and VCR Plus+ revenues in fiscal 2005, however, we believe this will ultimately accelerate the incorporation of our IPG to our benefit.

Corporate- Our Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions related to costs such as litigation and insurance costs. In 2004, corporate expenses were $78.9 million, a 53.4% decline from the prior year. The decline in corporate expenses was primarily due to a $77.2 million decline in legal settlement costs in 2004, primarily due to the $67.5 million charge recorded in 2003 relating to the settlement of the Consolidated Shareholder Class Action and the SEC investigation.

Recent Developments

We are currently in settlement and cross-licensing discussions with Scientific-Atlanta, Inc. to resolve outstanding litigation between our two companies. There can be no assurance that a settlement will be reached or on the specific terms of any settlement. However, based on the discussions to date, we do not anticipate that any settlement payment that we may receive would have a material impact on our operating results or financial condition. In the absence of such a settlement, our legal expenses are not likely to be significantly lower than last year. In any event, we anticipate that our legal expenses, while lower than last year, will continue to be significant.

Consolidated Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

The following table sets forth certain financial information for the years ended December 31, 2004 and 2003, in thousands.

	Year Ended December 31,		Change
	2004	2003
Statement of Operations Data:
Revenues	$732,300	$695,110	$37,190

Operating expenses:
Operating expenses, exclusive of expenses shown below	667,067	776,444	(109,377)
Lease settlement	(10,088)	—	(10,088)
Stock compensation	437	33,551	(33,114)
Depreciation and amortization	40,548	133,577	(93,029)
Impairment of intangible assets	131,637	391,003	(259,366)

	829,601	1,334,575	(504,974)

Operating loss	(97,301)	(639,465)	542,164
Interest income (expense), net	5,705	(4,240)	9,945
Other income, net	14,722	3,842	10,880

Loss from continuing operations before income taxes	(76,874)	(639,863)	562,989
Income tax benefit	(7,925)	(62,884)	54,959

Loss from continuing operations	(68,949)	(576,979)	508,030
Discontinued operations:
Income from discontinued operations	15,612	5,883	9,729
Loss on disposal of discontinued operations	(28,882)	—	(28,882)
Income tax expense	12,242	6,302	5,940

Loss from discontinued operations	(25,512)	(419)	(25,093)

Net loss	$(94,461)	$(577,398)	$482,937

Other Financial Data:
Net cash provided by (used in):
Operating activities	$387,117	$5,097	$382,020
Investing activities	28,933	(7,135)	36,068
Financing activities	(114,415)	(91,655)	(22,760)

For the year ended December 31, 2004, revenues were $732.3 million, an increase of $37.2 million, or 5.4%, compared to the same period in 2003. The increase in revenues was driven by increases of $69.2 million in our Cable and Satellite Segment and $7.8 million in our CE Licensing Segment, partially offset by a decrease of $39.8 million in our Publishing Segment’s revenues. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

        For the year ended December 31, 2004, operating expenses, excluding the impact of the Gemstar eBook lease settlement described below, were $667.1 million, a decrease of $109.4 million, or 14.1%, compared to the same period in 2003. The largest contributor to this decrease was a $77.2 million or 97.6% decline in legal settlement costs. The decline in legal settlement costs was primarily due to the $67.5 million charge recorded in the fourth quarter of 2003 relating to the Consolidated Shareholder Class Action settlement agreement. The decrease in operating expenses was also due to $20.1 million in costs incurred in the prior year to improve editorial content and enhance marketing efforts for TV Guide magazine. Similar expenses were not incurred in 2004. Additionally, there was an $8.4 million reduction in expenses relating to our significantly scaled back Gemstar eBook business.

Lease Settlement

On June 30, 2004, we settled all obligations related to the premises previously occupied by our Gemstar eBook operations. When these premises were vacated during the year ended December 31, 2002, we reserved $16.2 million to provide for the estimated net present value of future lease obligations. We paid the landlord $5.0 million as a full settlement of all remaining lease obligations. We recognized the reversal of the remaining reserve of $10.1 million in operating expenses during the second quarter of 2004. This item is presented as a separate line item in the accompanying consolidated statements of operations.

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

For the year ended December 31, 2003, stock compensation included $33.7 million related to stock options held by Dr. Yuen and Ms. Leung. As described more fully in Note 14, we terminated the former executives’ employment for cause on April 18, 2003. In 1998, the executives entered into employment agreements that provided for accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. The intrinsic value was computed as the difference between the exercise price per share and the stock price per share on the new measurement date multiplied by the number of options. Compensation expense was recognized only when we determined that these executives benefited from the extension of the post-employment exercise period. As a result of the termination, we recognized a pre-tax stock compensation charge of $33.7 million during the first quarter of 2003.

In addition, stock compensation for the year ended December 31, 2003, included $2.8 million recognized for amortization of unearned compensation related to unvested stock options we assumed in the acquisition of TV Guide, and a net reversal of $2.9 million related to previously amortized unearned compensation ($4.8 million recognized in the first quarter of 2003 and subsequently reversed in the second quarter of 2003, and $2.9 million recognized in 2002). The reversal related to restricted stock that was to be issued to Dr. Yuen and Ms. Leung in connection with the management restructuring in the fourth quarter of 2002. The previously recorded expense was reversed in the second quarter of 2003, since these executives were terminated in April 2003 and the restricted stock will not be issued.

Depreciation and Amortization

For the year ended December 31, 2004, depreciation and amortization was $40.5 million, a decrease of $93.0 million, or 69.6%, compared to the same period in 2003. The substantial year-over-year reduction is due to decreased amortization expense related to certain finite-lived intangible assets. These finite-lived intangible assets, which generated $97.6 million of amortization expense for the year ended December 31, 2003, became fully amortized in July 2003 and therefore had no amortization in 2004.

Impairment of Intangible Assets

Impairment of intangible assets for the year ended December 31, 2004 was $131.6 million. Despite spending approximately $20.1 million in the TV Guide magazine business, primarily in the third and fourth quarters of 2003, to improve editorial content and enhance marketing efforts with the hope of stabilizing paid circulation and increasing advertising revenues at the magazine, we were unable to reverse the continuing declines in newsstand sales, subscription revenues and advertising sales. While we still believe TV Guide magazine is a viable and valuable product to consumers, it became apparent during our annual budgeting process, which coincided with the preparation and review of our interim financial statements for the quarter ended September 30, 2004, that we needed to reassess our outlook for the TV Guide magazine business. This triggered an interim assessment of the fair value of TV Guide magazine’s goodwill and indefinite-lived intangible assets. With the assistance of a third-party valuation expert, we estimated the fair values of these indefinite-lived intangible assets as of September 30, 2004. As a result, we recorded an impairment charge representing the write-off of the remaining goodwill ($72.2 million) and publishing rights and trademarks ($59.4 million).

Impairment of intangible assets for the year ended December 31, 2003 was $391.0 million. The impairment primarily included the write-down of the carrying amount of goodwill at TV Guide magazine ($199.7 million) and the write-down of TV Guide magazine’s publishing rights and trademark ($190.6 million). These impairments were recorded as part of our annual impairment test of goodwill and indefinite-lived intangible assets as of October 31, 2003. The primary cause of these impairment charges was management’s reassessment of the outlook for the magazine as compared to its forecasts and expectations in 2002.

Interest income (expense), net

For the year ended December 31, 2004, net interest income was $5.7 million, compared to $4.2 million of net interest expense for the same period in 2003. The change is attributable to a combination of the payoff of TV Guide’s credit facility on April 26, 2004, and interest income earned on our higher cash balances.

Other income, net

For the year ended December 31, 2004, other income, net was $ 14.7 million, a $10.9 million increase compared to the same period in 2003. The increases in other income, net was primarily due to a $13.2 million gain on the sale of our equity investment in Youbet.com, Inc. during the third quarter of 2004. Gains on sales of marketable securities for the year ended December 31, 2003 were $2.7 million.

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

Liabilities related to contingent matters at December 31, 2004 and December 31, 2003 were $31.2 million and $81.7 million, respectively. The decline in accrued liabilities for contingent matters is primarily due to us paying $45.3 million in connection with the Consolidated Shareholder Class Action settlement and $10.0 million in connection with the SEC settlement, which are more fully described in Note 13 to the Consolidated Financial Statements.

Outside legal expenses were $68.0 million and $77.4 million for the years ended December 31, 2004 and 2003, respectively. We expect outside legal expenses to decline, however, we continue to expect outside legal expenses to be significant for the foreseeable future.

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

Our effective tax benefit rate on loss from continuing operations before income taxes was 10.3% and 9.8% for the years ended December 31, 2004 and 2003, respectively. As described in Impairment of Intangible Assets above, we recorded an impairment charge of $72.2 million to write-off the remaining goodwill of TV Guide magazine. This impairment charge is not deductible for tax purposes. In 2004, we also reduced our deferred tax asset valuation allowance by $28.0 million, primarily due to the tax effect of current year capital losses that will be carried back to offset prior year capital gains and increased our tax reserves by $20.5 million, as described below. The effective tax rate for the year ended December 31, 2003, was 9.8% primarily due to an increase in the valuation allowance due to uncertainty of whether or not we will realize the benefit associated with our deferred tax assets and the non- deductibility of goodwill impairment write-offs.

At December 31, 2004 we had available net operating loss carryforwards aggregating approximately $106.1 million to offset future United States income taxes expiring in fiscal years 2009 through 2021. As a result of previous transactions, which involved an ownership change as defined in the applicable section of the Internal Revenue Code, we will be subject to an annual limitation of $5.2 million on the use of $66.4 million of these net operating loss carryforwards. The remaining $39.7 million of net operating losses are also subject to limitations. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2004 and 2003, we have established valuation allowances of $148.5 million and $176.4 million, respectively, against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Assessment of the Company’s current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. The IRS is currently examining the Company’s U.S. federal tax returns for years 2000 and 2001. In 2004, the Company increased reserves primarily to reflect adjustments proposed by the IRS. The ultimate resolution of the Company’s current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods. We believe that adequate reserves have been made for any adjustment that might be assessed for open years.

Discontinued Operations

In March 2004, we entered into various agreements with EchoStar Communications Corporation and/or certain of its subsidiaries (“EchoStar”) to sell substantially all of the operating assets of the Superstar/Netlink Group LLC (“SNG”), UVTV distribution services, and SpaceCom Systems (“SpaceCom”) businesses (collectively, the “SNG Businesses”) for approximately $48.0 million in cash. In addition, EchoStar agreed to assume certain liabilities. The SNG and UVTV distribution services sales closed on April 5, 2004. The SpaceCom sale closed on July 7, 2004. Accordingly, the SNG Businesses, previously reported as part of the Cable and Satellite Segment, are shown as discontinued operations in the accompanying consolidated statements of operations.

For the year ended December 31, 2004, pre-tax income from discontinued operations was $15.6 million, an increase of $9.7 million and 165.4% compared to the same period of 2003. The increase is primarily due to $25.5 million of impairment charges recorded in 2003 relating to the Company’s SNG C-band business that were not recorded in 2004. The effect of the impairment charge was offset by the closing of the SNG and UVTV businesses at the beginning of the second quarter and the closing of the SpaceCom sale early in the third quarter of 2004. Additionally, a $28.9 million pre-tax loss on disposal of discontinued operations was recognized in connection with the sale of the SNG Businesses to EchoStar.

Year ended December 31, 2003 compared to year ended December 31, 2002

The following table sets forth certain financial information for the years ended December 31, 2003 and 2002, in thousands.

	Year Ended December 31,		Change
	2003	2002
Statement of Operations Data:
Revenues	$695,110	$744,435	$(49,325)

Operating expenses:
Operating expenses, exclusive of expenses shown below	776,444	722,271	54,173
Lease abandonment charge	—	16,225	(16,225)
Stock compensation	33,551	23,965	9,586
Depreciation and amortization	133,577	315,695	(182,118)
Impairment of intangible assets	391,003	2,419,933	(2,028,930)

	1,334,575	3,498,089	(2,163,514)

Operating loss	(639,465)	(2,753,654)	2,114,189
Interest expense	(4,240)	(3,224)	(1,016)
Other income (expense), net	3,842	(101,966)	105,808

Loss from continuing operations before income taxes and cumulative effect of accounting change	(639,863)	(2,858,844)	2,218,981
Income tax benefit	(62,884)	(611,204)	548,320

Loss from continuing operations before cumulative effect of accounting change	(576,979)	(2,247,640)	1,670,661
Discontinued operations:
Income from discontinued operations	5,883	34,603	(28,720)
Income tax expense	6,302	22,101	(15,799)

(Loss) income from discontinued operations	(419)	12,502	(12,921)

	Year Ended December 31,		Change
	2003	2002
Loss before cumulative effect of accounting change	(577,398)	(2,235,138)	1,657,740
Cumulative effect of accounting change, net of tax	—	(4,188,037)	4,188,037

Net loss	$(577,398)	$(6,423,175)	$5,845,777

Other Financial Data:
Net cash provided by (used in):
Operating activities	$5,097	$103,077	$(97,980)
Investing activities	(7,135)	56,791	(63,926)
Financing activities	(91,655)	(157,729)	66,074

In 2003, revenues were $695.1 million, a decrease of $49.3 million, or 6.6%, compared to the same period in 2002. The decrease in revenues was primarily due to a $52.9 million decrease in newsstand and subscription revenues at TV Guide magazine.

In 2003, operating expenses were $776.4 million, an increase of $54.2 million, or 7.5%, compared to the same period in 2002 (excluding the impact of the Gemstar eBooks lease abandonment charge discussed below). The increase in 2003 was primarily due to expenses of $84.2 million related to litigation settlements and other contingent matters and expenditures totaling $20.1 million for editorial improvements and enhanced marketing efforts designed to stabilize TV Guide magazine’s paid circulation and increase its advertising revenues. In addition, legal expenses for patent-related and other litigation totaled $77.4 million in 2003, an increase of $15.1 million, or 24.3%, from $62.3 million in 2002. The increases were partially offset by $29.4 million in termination fees that were associated with the November 2002 management and corporate governance restructuring, $14.8 million in expenses related to our magazine wholesale distribution business, which ceased operations in 2002 and an $21.4 million decline in bad debt expense, primarily resulting from bad debt recoveries in 2003.

Lease Abandonment Charge

Our eBooks subsidiary vacated certain leased premises during the year ended December 31, 2002. We established a reserve of $16.2 million in December 2002 to provide for the estimated net present value of the associated future lease obligations.

Stock Compensation

Stock compensation was $33.6 million in 2003 as compared with $24.0 million for 2002. Stock compensation in 2003 included $33.7 million related to stock options held by the Company’s former chief executive officer and former chief financial officer. See Note 14 to the Consolidated Financial Statements for additional information.

Stock compensation also includes amortization of the portion of the purchase price of acquired businesses assigned to unearned compensation for unvested stock options we assumed in the merger between us and TV Guide, Inc. The unearned compensation is being amortized over the remaining vesting period of the options using an accelerated method. Amortization of unearned compensation totaled $2.8 million and $8.0 million in 2003 and 2002, respectively. In addition, stock compensation for 2002 included $12.9 million of accelerated unearned compensation associated with the departure of an executive.

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

Depreciation and Amortization

Depreciation and amortization in 2003 was $133.6 million, a decrease of $182.1 million, or 57.7% compared to the same period in 2002. The decrease in depreciation and amortization was primarily attributable to decreased amortization expense related to finite-lived intangible assets. During 2002, we recorded impairment charges of $1.3 billion to the carrying values of certain intangible assets with finite lives. Additionally, certain other finite-lived intangible assets became fully amortized in 2003.

Impairment of Intangible Assets

Impairment of intangible assets for the year ended December 31, 2003 was $391.0 million. The impairment primarily included the write-down of the carrying amount of goodwill at TV Guide magazine ($199.7 million) and the write-down of TV Guide magazine’s publishing rights and trademark ($190.6 million). These impairments were recorded as part of our annual impairment test of goodwill and indefinite-lived intangible assets as of October 31, 2003. The primary cause of these impairment charges was management’s reassessment of the outlook for the magazine as compared to its forecasts and expectations in 2002.

Impairment of intangible assets for the year ended December 31, 2002 was $2.4 billion. This impairment charge included a $1.3 billion impairment charge to finite-lived intangible and impairment charges of $1.0 billion and $112.6 million to goodwill and trademark, respectively, based on analyses performed as of June 30, 2002 and October 31, 2002. Impairment charges in 2002 were principally the result of then-new management’s change in strategy for the U.S. cable and satellite IPG business, slower than expected growth in distribution and advertising revenue, and unexpected adverse rulings in certain legal cases.

Other income (expense), net

In 2003, other income, net was $3.8 million, an increase of $105.8 million, from other expense, net of $102.0 million in 2002. The decrease was primarily due to a $51.4 million impairment charge to the carrying value of an equity method investee and $41.0 million associated with the abandoned DIVA acquisition in 2002. There were no comparable charges recorded in 2003.

In 2002, the financial condition of one of our former joint ventures deteriorated significantly, including a substantial decrease in its revenues and cash shortages. Because of these facts, we determined that it was not likely that our investment would be recovered in the future, and we recorded an impairment charge of $50.9 million to write off the remaining carrying value of our investment. This charge was recorded as other income (expense), net. In 2004, we sold this joint venture for a $0.8 million gain. This gain was recorded in other income (expense), net.

Income Taxes

Our effective tax benefit rate on losses from continuing operations before income taxes and cumulative effect of an accounting change in 2003 was 9.8% compared to 21.4% for 2002. The decrease in the effective tax rate in 2003 was primarily due to an increase in the valuation allowance due to the uncertainty of whether or not we will realize the benefit associated with our deferred tax assets and the non deductibility of goodwill written off in 2003.

Discontinued Operations

For the year ended December 31, 2003, pre-tax income from discontinued operations was $5.9 million, a decrease of $28.7 million and 83.0% compared to the same period of 2002. The decrease was primarily due to the continued decline in SNG’s C-band subscribers. At December 31, 2003, SNG provided service to 236,000 C-band subscribers, a decrease of 34.6% from the 361,000 subscribers served by SNG at December 31, 2003.

Cumulative Effect of Accounting Change

The cumulative effect of accounting change, net of tax relates, to our adoption of Statement 142 effective January 1, 2002. We were required to test goodwill and any intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of Statement 142 and report any transitional impairment loss as the cumulative effect of a change in accounting principle as of January 1, 2002 in the consolidated statement of operations. The transitional impairment loss for goodwill and indefinite lived intangible assets from application of these rules was $4.2 billion, net of tax.

Segment Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

Segment information for 2004 and 2003 is presented and reconciled to consolidated loss from continuing operations before income taxes in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as follows (in thousands):

	Year Ended December 31,		Change
	2004	2003
Publishing Segment:
Revenues	$383,811	$423,567	$(39,756)
Operating expenses, exclusive of lease settlement (1)	380,216	415,619	(35,403)
Lease Settlement	(10,088)	—	(10,088)

Adjusted EBITDA (2)	13,683	7,948	5,735

Cable and Satellite Segment:
Revenues	230,948	161,776	69,172
Operating expenses (1)	133,040	121,657	11,383

Adjusted EBITDA (2)	97,908	40,119	57,789

CE Licensing Segment:
Revenues	117,541	109,767	7,774
Operating expenses (1)	74,941	69,911	5,030

Adjusted EBITDA (2)	42,600	39,856	2,744

Corporate Segment:
Operating expenses (1)	78,870	169,257	(90,387)

Adjusted EBITDA (2)	(78,870)	(169,257)	(90,387)

Consolidated:
Revenues	732,300	695,110	37,190
Operating expenses, exclusive of lease settlement (1)	667,067	776,444	(109,377)
Lease Settlement	(10,088)	—	(10,088)

Adjusted EBITDA (2)	75,321	(81,334)	156,655
Stock compensation	(437)	(33,551)	33,114
Depreciation and amortization	(40,548)	(133,577)	93,029
Impairment of intangible assets	(131,637)	(391,003)	259,366

Operating loss	(97,301)	(639,465)	542,164
Interest income (expense), net	5,705	(4,240)	9,945
Other income, net	14,722	3,842	10,880

Loss from continuing operations before income taxes	$(76,874)	$(639,863)	$562,989

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.

(2)	Adjusted EBITDA is defined as operating loss, excluding stock compensation, depreciation and amortization and impairment of intangible assets. We believe adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources to the industry segments.

Publishing Segment

For the year ended December 31, 2004, revenues for this segment were $383.8 million, a decrease of $39.8 million, or 9.4%, compared to the same period in 2003.

The following table shows the breakdown of revenues in the Publishing Segment by business unit (in thousands):

	Year Ended December 31,		Change
	2004	2003	Dollars	Percent
Publishing Segment:
TV Guide magazine	$321,153	$362,927	$(41,774)	(11.5)%
SkyMall Channel	55,931	49,417	6,514	13.2%
TV Guide Online	6,366	4,595	1,771	38.5%
Other	361	6,628	(6,267)	(94.6)%

Total	$383,811	$423,567	$(39,756)	(9.4)%

TV Guide magazine revenues, despite a stable circulation base of approximately 9.0 million, continue to decline. For the year ended December 31, 2004, TV Guide magazine revenues decreased by $41.8 million, or 11.5%, compared to the same period in 2003. As a result of the continuing decline in this business, we reassessed the carrying value of the goodwill and indefinite-lived intangible assets associated with TV Guide magazine (see Impairment of Intangible Assets above).

While TV Guide magazine’s average weekly individually paid subscribers increased by 6.6% from a year ago, individually paid subscriber revenues declined $32.1 million, or 16.7%, compared to last year. This was the result of an aggressive subscription acquisition program begun in December 2002, which decreased subscription revenue per copy by 19.6% as TV Guide magazine focused on increasing its base of individually paid subscribers through various promotional offers. While we believe a significant percentage of these new subscribers will renew at higher rates over time, thus providing an increased per copy contribution, there is no guarantee they will ultimately become profitable. Additionally, depending on the acquisition program under which they joined, it could take several years for an individual subscriber to become profitable. The focus on increasing individually paid subscribers has been to both offset the continuing decline in sales at newsstand, as well as to reduce the percentage of our 9.0 million circulation base comprised of sponsored sales and arrears copies. The latter is important as sponsored sales and arrears copies do not have the potential to provide a greater contribution per copy in the future. While average sponsored / arrears copies for 2004 versus 2003 decreased by 0.2 million (or 5.2%), our fourth quarter sponsored / arrears copies were flat year on year at 3.0 million copies. Reducing the percentage of our circulation base comprised of sponsored sales and arrears copies, while maintaining our circulation base, continues to be a focus for us. Subscription revenues for last year also included $5.8 million from the now discontinued monthly cable magazine.

Newsstand revenues of the weekly TV Guide magazine decreased by $5.3 million, or 13.0%, primarily due to a 31.7% decrease in copies sold in 2004, compared to 2003. The resulting sales decline of $16.1 million was partially offset by $10.9 million in additional revenues mainly due to an increase in the newsstand price from $1.99 to $2.49. While we have a small core of committed newsstand customers, we now believe that our current product offering must be made more compelling at newsstand. Covers and content must be more topical, entertaining, and appealing. We also believe our digest size puts us at a disadvantage to standard 8” x 10.5” magazines such as People and US. As such, we are reassessing our approach to newsstand sales.

In the late spring of 2005, we plan to launch a new weekly publication, Inside TV. This new magazine will target young female TV fans and will reflect the way contemporary women are involved with television as well as report on the latest in entertainment news, style and trends. The magazine will be full size, four color throughout, and is expected to be sold primarily on newsstands rather than through subscription sales. We expect to incur a material amount of costs in connection with the launch and ongoing operations of Inside TV. Those start up costs include additional staffing, marketing expenses, and costs connected with acquiring distribution space in supermarkets, large retailers and other newsstand outlets. We believe that Inside TV offers an opportunity to compete more effectively against other offerings at newsstand than our current TV Guide magazine does.

Advertising revenues decreased by $8.4 million, or 6.7%, compared to 2003. This was due to reduced spending on program promotion by major networks and cable programmers of approximately $9.9 million. This was partially offset by an increase in conventional advertising spending in our feature section of the magazine. New conventional advertisers this year include Milano Cookies, Red Roof Inns and La Quinta. We also saw a significant increase in advertising from Dell Computers. This year, for the first time in the magazine’s history, conventional advertisers surpassed program promotion advertisers as the primary source of TV Guide magazine advertising revenue. As network television viewership has declined, we have seen a more limited and focused approach to their marketing spend. With no apparent return to their previous viewership levels, we are concerned that this decline may be permanent.

SkyMall’s net revenues are comprised of commissions received on the sale of merchandise sold in its in-flight catalogs or on its www.skymall.com Web site, the selling price of merchandise sold through loyalty programs, and placement fees paid by participating merchants to include their products in SkyMall’s catalog. For the year ended December 31, 2004, revenues increased by $6.5 million, or 13.2%, compared to 2003, primarily due to a $5.4 million increase in placement fees.

TV Guide Online derives revenues primarily from advertising. For the year ended December 31, 2004, revenues increased by $1.8 million, or 38.5%, compared to 2003. These year-over-year revenue increases were driven by a $2.1 million or 49.6% increase in advertising revenues facilitated by increased traffic and advertising inventory. During 2003, TV Guide Online underwent a significant redesign, becoming more integrated with the Company’s other branded products and services, principally TV Guide magazine. Since its redesign, tvguide.com has also been a meaningful source for new subscription orders for TV Guide magazine.

Other revenues for 2003 primarily include the operations of Gemstar eBook. In June 2003, we announced that we would scale back and eventually shut down operations of our Gemstar eBook subsidiaries, and as a result, did not record any significant revenues or expenses in 2004. We anticipate this business will be completely shut down by summer of 2006.

As described earlier in Consolidated Results of Operations, on June 30, 2004, we settled our lease obligations for the premises previously occupied by our Gemstar eBook operations. As a result, we recorded the one-time reversal of the remaining lease reserve of $10.1 million as a reduction of operating expenses in this Segment.

Operating expenses in this Segment, exclusive of the Gemstar eBook lease settlement, were $380.2 million for the year ended December 31, 2004, a decrease of $35.4 million, or 8.5%, from the same period last year. The year-over-year decrease in operating expenses for 2004, was primarily due to a reduction in TV Guide magazine expenses of $29.9 million and eBook business expenses of $8.4 million. The net reduction in TV Guide magazine expenses was primarily due to the absence of relaunch expenses of $20.1 million incurred in 2003, reduced compensation expenses of $3.5 million, and reduced production costs of $6.7 million primarily due to the discontinuation of the monthly cable guide and lower paper rates.

Additional Publishing Segment Operating Statistics

	2004	2003
	(in thousands)
TV Guide magazine circulation (1):
Newsstand (2)	451	660
Subscriptions	5,779	5,422
Sponsored/arrears	2,780	2,933

	9,010	9,015

SkyMall – annual enplanements(3)(4)	644,000	598,000

(1)	Average weekly circulation for the year.

(2)	Current period numbers include an estimate for returns. Prior period numbers are restated to reflect actual returns.

(3)	Enplanements represent an estimate of the number of passengers on all flights carrying the SkyMall catalog. Fluctuations in this measure have a strong correlation with the volume of catalog orders.

(4)	Prior period estimate has been adjusted to reflect the most recent reported information.

Cable and Satellite Segment

For the year ended December 31, 2004, revenues for this segment were $230.9 million, an increase of $69.2 million, or 42.8%, compared to the same period in 2003.

The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

	Year Ended December 31,		Change
	2004	2003	Dollars	Percent
Cable and Satellite Segment:
TV Guide Channel	$115,219	$101,802	$13,417	13.2%
TV Guide Interactive	67,937	22,393	45,544	203.4%
TVG Network	38,985	28,347	10,638	37.5%
Other	8,807	9,234	(427)	(4.6)%

Total	$230,948	$161,776	$69,172	42.8%

For the year ended December 31, 2004, TV Guide Channel revenues increased by $13.4 million, or 13.2%, compared to the same period in 2003. This increase was primarily attributable to increased advertising revenues. Rate increases, related to the TV Guide Channel’s expanded distribution, led to a $4.5 million increase in infomercial revenues. Focused selling efforts on the program promotion category and the positive impact the Olympics had on the conventional advertising revenues drove the remaining increase. We believe our advertising revenues will continue to grow as a result of the strengthening advertising market and the migration of advertising spending to cable and satellite channels. Advertising revenues are also expected to benefit from our efforts to increase ratings by improving the quality of our programming and supplementing the programming with interactivity.

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

The most significant contributor to the increased Cable and Satellite Segment revenues for the year ended December 31, 2004, compared to the same period in 2003, was TV Guide Interactive. TV Guide Interactive revenues increased by $45.5 million, or 203.4%, when compared to the same period in 2003. The increase is primarily attributable to recent technology licenses with the two largest MSOs, Comcast and Time Warner Cable, and the two major DBS providers, DirecTV and EchoStar. Additionally, IPG advertising revenues increased by $2.7 million, or 60.8%, compared to the same period in 2003. Our ability to provide IPG advertising is generally at the discretion of the MSO and DBS providers if they deploy their own IPG or a third party IPG. The majority of subscribers for which we are paid a license fee are receiving a TV Guide branded third party IPG. While we believe our advertising proposition is compelling, and that some of our new MSO and DBS partners will accept advertising on their IPG in the future, our paid advertising in 2004 was limited to the same MSO partners as in 2003. Additionally, the MSO providing us with the majority of our advertising carriage, has notified us that they will no longer carry IPG advertising when they migrate to a TV Guide branded third party IPG in the first quarter of 2005. Our ability to significantly increase advertising revenue in future periods is largely dependent on the development of an IPG advertising platform that is accepted by both MSO and DBS providers and advertisers.

For the year ended December 31, 2004, TVG Network, our interactive cable and satellite television network focused on horse racing, increased revenues by $10.6 million, or 37.5%, compared to the same period in 2003. This growth reflects increased wagering volumes, in part, due to expanded distribution and the resulting growth in customers. As of December 31, 2004, TVG Network was available in approximately 14.3 million domestic satellite and cable homes, an increase of 16.3% from December 31, 2003. Additionally, TVG Network is carried on Fox Sports Net in approximately 5.0 million southern California homes for two hours or more five days a week.

Operating expenses in this Segment were $133.0 million for the year ended December 31, 2004, an increase of $11.4 million, or 9.4%, from the same period last year. The increased operating expenses were due to increased compensation costs as well as increased production and advertising spend associated with the Joan and Melissa Rivers Red Carpet events. We anticipate a meaningful increase in operating costs going forward, primarily due to increased programming and marketing spend at TV Guide Channel and the launch of an on-demand, cross platform, short form entertainment television network in 2005.

Additional Cable and Satellite Segment Operating Statistics

	As of 12/31/2004	As of 12/31/2003
Subscriber Data (in thousands) (1)
TV Guide Channel	76,667	57,091
TV Guide Channel (international)	2,639	1,702
TV Guide Interactive (international)	960	804
TVG Network	14,300	12,300
Cable and Satellite Technology Licenses	32,659	11,456

(1)	Subscriber data represents:

•	Nielsen households for TV Guide Channel

•	Subscribers for TV Guide Channel (international) and TV Guide Interactive (international) are based primarily on information provided by distributors

•	Households for TVG Network are based primarily on information provided by distributors

•	Cable and Satellite Technology Licenses represent domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid

CE Licensing Segment

For the year ended December 31, 2004, revenues in this Segment were $117.5 million, an increase of $7.8 million, or 7.1%, compared to the same period in 2003. Of the total revenue in CE Licensing in 2004 and 2003, $24.1 million and $14.5 million, respectively, were due to one-time settlements.

The following table shows the breakdown of revenues in the CE Licensing Segment by product (in thousands):

	Year Ended December 31,		Change
	2004	2003	Dollars	Percent
CE Licensing Segment:
VCR Plus+	$51,531	$50,944	$587	1.2%
CE IPG	48,789	25,317	23,472	92.7%
DBS	9,719	28,301	(18,582)	(65.7)%
Other	7,502	5,205	2,297	44.1%

Total	$117,541	$109,767	7,774	7.1%

Our VCR Plus+ business includes technology, marketed under the VCR Plus+ brand in North America, the G-Code brand in Asia and the Video Plus+/ShowView brand in Europe, that is incorporated in CE products. For the year ended December 31, 2004, revenues increased by $0.6 million, or 1.2% compared to the same period in 2003. Our anticipated decline in VCR shipments has, for now, been offset by manufacturers incorporating our VCR Plus+ technology in lower priced digital devices such as DVRs, DVD recorders, DVD-HDD and combination digital/analog products. While sales of our VCR Plus+ technology appear to have stabilized, we still believe that VCR Plus+ revenues are likely to decrease some time in the future as consumers demand more advanced guidance and recording technologies in digital devices and the costs of incorporating such technologies decrease. We further believe that, at the same time, our CE IPG revenues will increase as a result of these factors and offset the decrease in VCR Plus+ revenues.

Our CE IPG business includes (i) our IPG incorporated in CE products under the TV Guide On Screen brand in North America, G-GUIDE brand in Asia, and GUIDE Plus+ brand in Europe; and (ii) IPG patent licenses with third parties other than our cable and satellite licensees. Revenues from our IPGs incorporated in CE products for the year ended December 31, 2004 were $30.2 million, an increase of $23.2 million, or 332.2%, compared to the same period in 2003. Contributing to this increase are one-time settlements of $17.7 million, compared to a $0.9 million in settlements for the same period last year. Excluding these one-time settlements, the majority of the IPG patent license revenues reported in our CE IPG business continue to be from the amortization of up-front payments received under long-term patent licenses; $17.1 million for the years ending December 31, 2004 and 2003. Recurring revenues from our IPG incorporated into CE products increased by $6.4 million or 104.2%. This increase was primarily driven by incorporation of our IPG in CE products sold in Asia. We have yet to see any meaningful revenue from our IPG incorporated in CE products sold in Europe.

The roll out of our IPG incorporated in CE products has been slower than we anticipated for, among other reasons, the long lead times manufacturers need to incorporate our IPG into their products. This has, however, had the unexpected benefit of continuing the life cycle for our VCR Plus+ business by a greater than expected incorporation of this technology into digital recorders. Albeit further off in the future than previously anticipated, we still expect success for our IPG with manufacturers of mid-range to high-end digital televisions, DVRs and DVD recorders, as consumers demand more advanced guidance and recording technologies in such devices. In order to encourage the incorporation of our IPG in CE products, we are offering certain large CE manufacturers the right to bundle both our IPG and VCR Plus+ technology at a significant discount beginning with sales reported in fiscal 2005. We anticipate this could lead to a decrease in combined IPG and VCR Plus+ revenues in fiscal 2005, however, we believe this will ultimately accelerate the incorporation of our IPG to our benefit. This business is dependent upon the anticipated consumer demand for such devices materializing.

License fees from DBS set-top box suppliers for the year ended December 31, 2004 decreased by $18.6 million compared to the same period in 2003. As a result of our agreement with DirecTV, DBS revenues are no longer collected from CE manufacturers of DirecTV’s set-top boxes, but instead are paid by DirecTV, and thus reported in our Cable and Satellite Segment, on a recurring revenue model based initially on new subscribers. As such, we no longer anticipate recognizing significant DBS revenues in the CE Licensing Segment.

For the year ended December 31, 2004, operating expenses in this Segment were $74.9 million, an increase of $5.0 million, or 7.2%, when compared to the same period in 2003. We recognized $5.8 million in net bad debt recovery in the comparable period a year ago. The absence of a comparable bad debt recovery in the current period was the primary contributor to this increase.

Corporate Segment

For the year ended December 31, 2004, operating expenses in this Segment were $78.9 million a decrease of $90.4 million, or 53.4%, when compared to the same period in 2003. The decline in corporate expenses was principally due to a $77.2 million decline in legal settlement costs in 2004, primarily due to the $67.5 million charge recorded in 2003 relating to the settlement of the Consolidated Shareholder Class Action and the SEC investigation. A reduction in consulting fees and legal expenses also contributed to the decline. While legal expenses are expected to continue to decline, we anticipate that they will remain significant for the foreseeable future.

Year ended December 31, 2003 compared to year ended December 31, 2002

Segment information for 2003 and 2002 is presented and reconciled to consolidated loss from continuing operations before income taxes and cumulative effect of accounting change in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as follows (in thousands):

	Year Ended December 31,		Change
	2003	2002
Publishing Segment:
Revenues	$423,567	$474,098	$(50,531)
Operating expenses, exclusive of lease abandonment charge (1)	415,619	430,991	(15,372)
Lease abandonment charge	—	16,225	(16,225)

Adjusted EBITDA (2)	7,948	26,882	(18,934)

Cable and Satellite Segment:
Revenues	161,776	154,191	7,585
Operating expenses (1)	121,657	101,846	19,811

Adjusted EBITDA (2)	40,119	52,345	(12,226)

CE Licensing Segment:
Revenues	109,767	116,146	(6,379)
Operating expenses (1)	69,911	85,408	(15,497)

Adjusted EBITDA (2)	39,856	30,738	9,118

Corporate Segment:
Operating expenses (1)	169,257	104,026	65,231

Adjusted EBITDA (2)	(169,257)	(104,026)	(65,231)

Consolidated:
Revenues	695,110	744,435	(49,325)
Operating expenses, exclusive of lease abandonment charge (1)	776,444	722,271	54,173
Lease abandonment charge	—	16,225	(16,225)

Adjusted EBITDA (2)	(81,334)	5,939	(87,273)
Stock compensation	(33,551)	(23,965)	(9,586)
Depreciation and amortization	(133,577)	(315,695)	182,118
Impairment of intangible assets	(391,003)	(2,419,933)	2,028,930

Operating loss	(639,465)	(2,753,654)	2,114,189
Interest expense, net	(4,240)	(3,224)	(1,016)
Other income (expense), net	3,842	(101,966)	105,808

Loss from continuing operations before income taxes and cumulative effect of accounting change	$(639,863)	$(2,858,844)	$2,218,981

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.

(2)	Adjusted EBITDA is defined as operating loss, excluding stock compensation, depreciation and amortization and impairment of intangible assets. We believe adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources to the industry segments.

Publishing Segment

In 2003, revenues for this segment were $423.6 million, a decrease of $50.5 million, or 10.7%, compared to 2002. The decrease was primarily due to decreased revenues earned by TV Guide magazine.

The following table shows the breakdown of revenues in the Publishing Segment by business unit (in thousands):

	Year Ended December 31,		Change
	2003	2002	Dollars	Percent
Publishing Segment:
TV Guide magazine	$362,927	$416,568	$(53,641)	(12.9)%
SkyMall	49,417	47,751	1,666	3.5%
TV Guide Online	4,595	2,624	1,971	75.1%
Other	6,628	7,155	(527)	(7.4)%

Total	$423,567	$474,098	$(50,531)	(10.7)%

In 2003, revenues decreased at TV Guide magazine by $53.6 million compared to 2002, primarily due to declines in subscriber and newsstand circulation revenues of $52.9 million.

TV Guide magazine revenues declined due to an 8.8% decrease in individually paid subscribers and a 23.1% decline in newsstand sales. At December 31, 2003, TV Guide magazine had a rate base, including sponsored and arrears copies, of approximately 9.0 million, which was unchanged from its rate base as of December 31, 2002. The average weekly number of sponsored and arrears copies approximated 2.9 million copies in 2003, an increase from a weekly average of approximately 2.2 million copies in 2002. While sponsored and arrears copies do not have the potential to provide a greater contribution per copy in the future, they are a part of the circulation base for advertising revenues. We invested approximately $20.1 million in the magazine business, primarily in the second half of 2003, to improve editorial content and enhance marketing efforts with the hope of stabilizing paid circulation and increasing advertising revenues at the magazine. The introduction of the enhanced product improved newsstand unit sales in the fourth quarter of 2003 compared with the second and third quarters of 2003; however, fourth quarter newsstand and subscription sales were down by approximately $13.5 million from the comparable quarter of 2002.

SkyMall’s net revenues are composed of commissions received on the sale of merchandise advertised in its in-flight catalog or on its Web site www.skymall.com, the selling price of merchandise sold through loyalty programs and placement fees paid by participating merchants to include their products in SkyMall’s catalog. In 2003, revenues increased by $1.7 million, or 3.5%, from 2002, primarily due to an increase in placement fees.

TV Guide Online derives revenues primarily from advertising. In 2003, revenues increased by $2.0 million from 2002, primarily from increased advertising revenues in 2003. During 2003, TV Guide Online became more integrated with the Company’s other branded products, principally TV Guide magazine and, to a lesser extent, TV Guide Channel, and redesigned its Web site, which resulted in improved advertising sales. Since its redesign, the Web site has also been a source of increased subscription orders for TV Guide magazine. The site produced a 61% increase in its paid magazine subscription orders in 2003 as compared with 2002.

Other revenues primarily include the operations of Gemstar eBook. Gemstar eBook revenues decreased by $0.5 million in 2003, as compared with 2002. Revenues are earned primarily through licensing of technology and also through the sale of eBook devices and content. The decline in revenue was primarily due to a decrease in the sale of eBook content in connection with the shutdown of the eBook operations. In June 2003, we announced that we would scale back and eventually shut down operations of our eBook subsidiaries. We expensed approximately $1.9 million of exit costs, primarily for employee severance payments, in 2003. Although consumers can no longer purchase new devices or content, current device owners are able to access previously purchased content and add unencrypted content to their content libraries. In connection with the shutdown of operations, the Company’s eBooks subsidiary vacated certain leased premises during the year ended December 31, 2002. The Company established a reserve of $16.2 million in December 2002 to provide for the estimated net present value of its associated future lease obligations.

Operating expenses in this segment were $415.6 million in 2003, a decrease of $15.4 million, or 3.6%, from 2002 (excluding the impact of the e-Books lease abandonment charge in 2002). The decrease in operating expenses was primarily due to $14.8 million of cost savings from exiting the magazine wholesale distribution business in 2002, a $9.2 million decrease in the cost of magazine production, primarily from reduced paper and postage expenses, and decreases in other eBook expenses totaling $8.9 that resulted from our decision to scale back eBook operations in 2003. These decreases were partially offset by the $20.1 million in TV Guide magazine spend on improving editorial content and enhancing marketing efforts discussed above.

Additional Publishing Segment Operating Statistics

	2003	2002
	(in thousands)
TV Guide magazine circulation (1):
Newsstand (2)	660	858
Subscriptions	5,422	5,946
Sponsored/arrears	2,933	2,227

	9,015	9,031

SkyMall – annual enplanements (3)(4)	598,000	566,000

(1)	Average weekly circulation for the year.

(2)	Current period numbers include an estimate for returns. Prior period numbers are restated to reflect actual returns.

(3)	Enplanements represent an estimate of the number of passengers on all flights carrying the SkyMall catalog. Fluctuations in this measure have a strong correlation with the volume of catalog orders.

(4)	Prior period estimate has been adjusted to reflect the most recent reported information.

Cable and Satellite Segment

In 2003, revenues for this segment were $161.8 million, an increase of $7.6 million, or 4.9%, compared to 2002.

The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

	Year Ended December 31,		Change
	2003	2002	Dollars	Percent
Cable and Satellite Segment:
TV Guide Channel	101,802	95,824	5,978	6.2%
TV Guide Interactive	22,393	31,695	(9,302)	(29.3)%
TVG Network	28,347	17,638	10,709	60.7%
Other	9,234	9,034	200	2.2%

Total	$161,776	$154,191	$7,585	4.9%

In 2003, TV Guide Channel revenues increased by $6.0 million, or 6.2%, compared to 2002. The increase was primarily attributable to increased advertising revenue, principally from program promotion and conventional ad sales. During 2003, TV Guide Channel focused on expanding its distribution through new multi-year carriage agreements with MSO and DBS providers, including DirecTV.

In 2003, TV Guide Interactive revenues decreased by $9.3 million from 2002. The decrease was primarily attributable to lower advertising revenues and decreased licensing revenues caused by lower net effective rates. Households receiving either our IPG or another party’s IPG provided under a patent license and for which we are paid increased to 11.5 million as of December 31, 2003, an increase of approximately 14.5% from December 31, 2002.

In 2003, revenues for TVG Network, our interactive cable and satellite television network focused on horse racing, increased by $10.7 million, or 60.7%, as compared with 2002. The increase was driven by increased wagering volumes due to new distribution and market launches, including certain DirecTV subscribers as of April 2003. As of December 31, 2003, TVG Network was available in approximately 12.3 million domestic satellite and cable homes, an increase of 46.4%, from 8.4 million homes at December 31, 2002.

Operating expenses in this segment were $121.7 million in 2003, an increase of $19.8 million, or 19.5%, compared to 2002. The increase was primarily due to increased expenses at TV Guide Channel and TV Guide Interactive, primarily due to increased headcount. Costs also increased due to certain severance costs and increased programming costs at TV Guide Channel and TVG Network.

Additional Cable and Satellite Segment Operating Statistics

	As of 12/31/2003	As of 12/31/2002
Subscriber Data (in thousands) (1)
TV Guide Channel (Nielsen)	57,091	57,950
TV Guide Channel (international)	1,702	1,861
TV Guide Interactive (international)	804	664
TVG Network	12,300	8,400
Cable and Satellite Technology Licenses	11,456	10,009

(1)	Subscriber data represents:

•	Nielsen households for TV Guide Channel

•	Subscribers for TV Guide Channel (international) and TV Guide Interactive (international) are based primarily on information provided by distributors

•	Households for TVG Network are based primarily on information provided by distributors

•	Cable and Satellite Technology Licenses represent domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid

Consumer Electronics Licensing Segment

In 2003, revenues in this segment were $109.8 million, a decrease of $6.4 million, or 5.5%, when compared to 2002. Of the total revenue in CE Licensing in 2003 and 2002, $14.4 million and $11.9 million, respectively, were due to settlement amounts from manufacturers that related to prior service periods. Settlement amounts in 2003 primarily related to our DBS business and settlement amounts in 2002 primarily related to our VCR Plus+ business.

The following table shows the breakdown of revenues in the CE Licensing Segment by product (in thousands):

	Year Ended December 31,		Change
	2003	2002	Dollars	Percent
CE Licensing Segment:
VCR Plus+	$50,944	$76,508	$(25,564)	(33.4)%
CE IPG	25,317	24,709	608	2.5%
DBS	28,301	8,173	20,128	246.3%
Other	5,205	6,756	(1,551)	(23.0)%

Total	$109,767	$116,146	$(6,379)	(5.5)%

In 2003, VCR Plus+ revenues decreased $25.6 million from 2002 primarily due to settlement amounts recorded in 2002 of approximately $20.1 million that were related to prior service periods. In addition, we experienced a 16.4% decline in reported unit shipments, partially offset by an increase in the average rate paid for units shipped in 2003 compared with 2002. VCR Plus+ revenues in Europe and Asia declined less than in North America due to incorporation in low-end DVRs and DVD recorders.

In 2003, revenues in the CE IPG business, were $25.3 million, a 2.5% increase from 2002. CE IPG revenues for the years ended December 31, 2003 and 2002 included settlement amounts related to prior service periods of $0.9 million and $(1.5) million, respectively. Excluding the settlement amounts, CE IPG revenues decreased primarily due to a 19.8% decline in the shipment of products incorporating CE IPGs during 2003 compared and due to lower licensing fees from Thomson under its new license agreement.

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

License fees from DBS set-top box suppliers were $28.3 million in 2003, an increase of $20.1 million compared to 2002. The increase reflects the signing of new license agreements in 2003 and was affected by settlement amounts from licensees for prior service periods. DBS revenues in 2003 and 2002 included settlement amounts of $13.5 million and $(6.7) million, respectively. In the second quarter of 2002, we provided promotional discounts and incentives of $6.7 million to Thomson in order to encourage the use of our products and the incorporation of our intellectual property into Thomson manufactured products. The $6.7 million paid to Thomson was netted against revenue in the second quarter of 2002. Such amount was considered to be one-time in nature and is therefore included in settlement amounts discussed above. Shipments of DBS set-top boxes decreased by less than 1% in 2003 compared with 2002.

As part of the multi-year licensing agreement signed with Thomson, all past obligations were settled between the two companies, including all outstanding arbitration and litigation. Revenue recognized in the CE Licensing Segment in 2003 relating to this agreement was $18.8 million, of which $7.5 million was non-cash and related to the reversal of certain liabilities established in prior periods. In addition, a bad debt recovery of $4.8 million also resulted from this agreement with Thomson. Of the $18.8 million of revenue recognized in 2003, $9.9 million was related to prior service periods.

Operating expenses in this Segment were $69.9 million for 2003, a decrease of $15.5 million, or 18.1%, when compared to 2002. The decrease in Segment expenses for 2003 over the corresponding prior year period was primarily due to a $13.1 million decrease in bad debt expense due to the recovery in 2003 of amounts reserved in the prior year and due to decreases in various other general and administrative expenses.

Corporate Segment

The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs. In 2003, operating expenses in this segment were $169.3 million, an increase of $65.2 million when compared to the same period in 2002. The increase was primarily due to accrued expenses of $75.2 million for litigation settlements and other contingent matters, and increased insurance premiums, legal expenses, expenses related to the resolution of legal issues with a former executive of a Company subsidiary, and various other general and administrative expenses. Such increases were offset by termination fees totaling $29.4 million that were expensed in 2002 associated with the November 2002 management and corporate governance restructuring and a $5.1 million decrease in audit fees during 2003 compared with 2002. In 2002, we recorded a loss contingency of $5.7 million related to a settlement with the Department of Justice and severance costs of $5.0 million associated with the separation of a former executive.

Liquidity and Capital Resources

As of December 31, 2004, our cash, cash equivalents and marketable securities were $569.7 million. In addition, we had restricted cash of $38.9 million maintained in segregated, interest-bearing accounts. Of this amount, $38.0 million relates to the November 2002 management restructuring agreement.

As more fully described in Note 2 to the Consolidated Financial Statements, in 2004 we received a one-time $190.0 million cash payment from EchoStar as a upfront license and distribution fee to utilize our TV Guide Channel service, IPG, intellectual property and technology, as well as the TV Guide brand and content on EchoStar’s IPG and a one-time $250.0 million upfront license fee from Comcast to utilize our intellectual property and technology, as well as the TV Guide brand and content on Comcast’s IPG. These upfront license fees, less certain adjustments, were recorded as deferred revenue, and will be recognized as revenue on a straight-line basis over the terms of the license agreements. We do not anticipate receiving similar one-time upfront license payments in 2005. Further, as a result of these up front license fee payments a meaningful amount of the TV Guide Interactive revenue in our Cable and Satellite Segment will represent the amortization of this deferred revenue and not cash payments.

As more fully described in Note 13 to the Consolidated Financial Statements, we paid $12.8 million and transferred to restricted cash and subsequently relinquished control over $42.5 million in restricted cash in conjunction with our settlement of the Consolidated Shareholder Class Action and our settlement with the SEC. The cumulative amount of cash paid out, including accrued interest, for the year ended December 31, 2004 was $55.3 million.

During the year ended December 31, 2004, we repaid $140.7 million in debt and capital lease obligations, including $138.4 million related to the payoff and retirement of TV Guide’s credit facility, which was fully retired on April 26, 2004. We also recorded a new capital lease obligation of $13.8 million with a related party for a long-term transponder lease for our Cable and Satellite operations. These activities resulted in aggregate outstanding debt and capital lease obligations of $13.8 million at December 31, 2004.

Net cash flows provided by operating activities were $387.1 million for the year ended December 31, 2004 compared to $5.1 million for the same period last year. The increase was due to the previously discussed EchoStar and Comcast payments, partially offset by the aforementioned settlement of the Consolidated Shareholder Class Action settlement payments.

Net cash flows provided by investing activities were $28.9 million for the year ended December 31, 2004 compared to $7.1 million used in the same period last year. The increase in cash provided by investing activities was primarily due to the sale of the operating assets of the SNG Businesses for $48.0 million partially offset by the repurchase of minority interests in SNG and TVG Network for $16.9 million.

Net cash flows used by financing activities were $114.4 million for the year ended December 31, 2004 compared to $91.7 million for the same period last year. The increase in cash used by financing activities was primarily due to the repayment of $138.4 million in conjunction with retiring our bank credit facility, partially offset by $27.3 million in proceeds from the exercise of 5.9 million stock options. For the year ended December 31, 2003 we repaid $113.0 million under TV Guide’s bank term loan.

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in deferred revenue on the condensed consolidated balance sheets. As of December 31, 2004, current and long-term deferred revenue totaled $647.6 million. Our liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. Our liability for other prepayments is limited to a refund of unearned prepayments in the event that we are unable to provide service. No material refunds have been paid to date.

In 2005 we plan on making capital expenditures of approximately $26 million as compared to $13.4 million in 2004. This spending primarily relates to upgrades to our systems and information technology infrastructure. We also plan on spending approximately $30 million on the launch of Inside TV magazine and $6 million to $8 million on the launch of our video on demand service, for which there was no comparable spend in 2004. Additionally, we plan on spending $20 million to $25 million more in 2005 than in 2004 on TV Guide Channel’s new original programming and its associated marketing.

We expect to pay approximately $100 million in income taxes in 2005, primarily as a result of the treatment, for tax purposes, of the payments received from Comcast and Echostar under IRS Revenue Procedure 2004-34. The Internal Revenue Service (the “IRS”) is currently examining our U.S. federal tax returns for years 2000 and 2001. The results of this and future IRS examinations may result in the recognition of significant amounts of income or significant cash outlays in future periods. We believe that adequate reserves have been made for any adjustment that might be assessed for open years.

At December 31, 2004, cash, cash equivalents and marketable securities, excluding the $38.9 million of restricted cash, exceeded debt and capital lease obligations by $555.9 million. Significant contributors to our liquidity include the previously discussed one-time EchoStar and Comcast payments. We also received $27.3 million during the year from the exercise of 5.9 million stock options, including $23.4 million relating to the exercise of 4.7 million options by our former Chief Executive Officer and Chief Financial Officer.

Based on past performance and future expectations, we believe existing cash, cash equivalents and marketable securities balances will be sufficient to satisfy our expected working capital, capital expenditure and debt service requirements in the foreseeable future.

The following is a summary of our future minimum payments under certain contractual obligations as of December 31, 2004 (in millions):

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital Leases	$23.5	$1.6	$3.2	$3.2	$15.5
Operating Leases	57.1	9.4	17.8	13.5	16.4
Purchase Obligations	59.8	31.3	23.3	2.1	3.1
JV Funding Obligations	24.5	10.6	13.9	—	—

Total	$164.9	$52.9	$58.2	$18.8	$35.0

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from our current expectations. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our consolidated financial statements.

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

License Fees

We license our proprietary technologies to CE manufacturers and to service providers, including MSOs and other owners and operators of cable television systems, telephone networks, Internet service providers, Internet Web sites, direct-to-home broadcast satellite service providers, wireless systems and other multi-channel video programming distributors. It is our normal practice to enter into written agreements with our customers. We generally recognize such license fees based on a per-unit shipped model (with consumer electronics manufacturers) or a per subscriber model (with service providers). Our revenues from per-unit license fees are recognized in the period the manufacturers report the number of units shipped. Revenues from per-subscriber fees are recognized in the period services are provided by a licensee, as reported to us by the licensee. Under certain agreements, manufacturers prepay license fees for a guaranteed minimum number of unit shipments over a specified period. Revenues are recognized when the manufacturers report the number of units shipped. If any portion of the prepayment remains to be recognized as revenue at the end of the period, it is recorded as revenue in the final month of the period. Fees for shipments in excess of the minimum are recognized in the period the manufacturers report the units shipped. See “Multiple-Element Arrangements” below.

Revenues from annual and other license fees generally are recognized based on the specific terms of the license agreements. For instance, we entered into certain arrangements under which substantial flat fees were paid upfront in addition to ongoing per-unit license fees. In such cases, the prepaid fees were deferred and recognized as revenue on a straight-line basis over the term of the agreement. In certain cases, we will license our technology for an unlimited number of units over a specified period of time during which we have continuing obligations. We record the fees associated with these arrangements on a straight-line basis over the specified term. In addition, we have licensing arrangements with MSOs under which we share a portion of the IPG advertising revenue that we generate through the MSO. In some cases, we guarantee that a substantial portion of the MSO’s license fees paid to us will be reimbursed to the MSO through our ad-sharing obligation. To the extent the ad-sharing fees are not sufficient to meet these guarantees, we are obligated to purchase advertising on the MSO’s platform. Because the license fee is not fixed or determinable until resolution of the sharing or advertising buyback, which is typically settled quarterly, the advertising buyback guarantees and advertising revenue sharing are netted against the license fees so that only a net license fee amount is recognized.

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

We have income both from foreign and domestic sources. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of our actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. The ultimate resolution of our current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2004 and 2003, we have established valuation allowances of $148.5 million and $176.4 million, respectively, against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Legal and Other Loss Contingencies

A significant amount of management estimation is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to our consolidated results of operations and financial position. As of December 31, 2004 and 2003, we had accrued $31.2 million and $81.7 million, respectively, for contingent matters.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for a description of recent accounting pronouncements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other portions of this Form 10-K contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. Statements containing expressions such as “may,” “will,” “continues,” “believes,” “intends,” “anticipates,” “estimates,” “plans” or “expects” used in the Company’s periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-Q and 8-K are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, those referred to below in “Certain Risks Affecting Business, Operating Results and Financial Condition” and elsewhere in this Form 10-K. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to those discussed below. Such factors, together with the other information in this Form 10-K, should be considered carefully in evaluating an investment in the Company’s common stock. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company’s behalf may issue. The Company undertakes no obligation to revise any forward-looking statements to reflect events or circumstances after the date of this report.

Certain Risks Affecting Business, Operating Results and Financial Condition

This section highlights some specific risks affecting our business, operating results and financial condition. The list of risks is not intended to be exhaustive and the order in which the risks appear is not intended as an indication of their relative weight or importance.

TV Guide magazine, which is a significant business, has experienced significant declines in contribution per copy and operating results and these declines may continue.

We sell TV Guide magazine to households and newsstands and customized weekly program guides to customers of cable and satellite service providers. TV Guide magazine has seen circulation contribution per copy decline significantly over the past several years, while many of the costs of producing and distributing the magazine are fixed and therefore have not declined correspondingly. A significant cause of the decline in circulation contribution per copy has been the decline in high-contribution newsstand sales due to increased competition from larger, glossy, entertainment-laden publications, free television listings included in local newspapers, IPGs incorporated into digital cable and satellite services, and other sources. To date, we have not seen a reversal in the decline in our newsstand sales, which are important to TV Guide magazine’s profitability, and no longer believe the magazine in its present form can recapture its former sales levels at the newsstand. Furthermore, in order to offset declining newsstand sales, reduce our reliance on sponsored sales and arrears copies, and rebuild the subscriber base of TV Guide magazine; we have provided subscribers with various forms of promotional offerings (low, or no, contribution per copy subscriptions). While we believe a significant percentage of these new subscribers will renew at higher rates over time, thus providing an increased per copy contribution, there can be no assurance that these promotions will lead participating subscribers to renew their subscriptions at higher rates upon expiration of the promotion period. Additionally, depending on the acquisition program under which an individual subscriber joined, it could take several years for an individual subscriber to become profitable. There can be no assurance that these subscribers will ultimately become profitable. Declines in TV Guide magazine’s circulation contribution per copy and operating results may continue and could be significant. Unless the decline in newsstand sales is reversed and unless newly-acquired subscribers renew at higher rates, our results will continue to be adversely affected.

Continued decline in TV Guide magazine program advertising and dependence on conventional advertising could adversely affect our results.

TV Guide magazine has experienced a substantial decline in program advertising revenue while conventional advertising replaced program advertising as the largest source of the magazine’s advertising revenue. However, there can be no assurance that the decline in program advertising will not continue or that conventional advertising will offset such decline. Furthermore, the drug industry, which has been one of the largest sources of conventional advertising for the TV Guide magazine, may take a more limited approach to its marketing spend which may adversely affect our results.

Our launch of Inside TV may be unsuccessful and may adversely affect our financial condition and operating results.

We intend to launch a new magazine called Inside TV in the second quarter of 2005. Generally, new publications require several years to achieve profitability. We expect that Inside TV will not achieve profitability for the next few years. Further, we expect start-up costs, principally promotional costs and staffing, to be significant throughout the remainder of 2005. Inside TV is targeted principally at an audience of women in their 20’s and 30’s. Several other magazines and other media outlets target this market segment, and there can be no assurance that Inside TV will appeal to or be accepted by this market segment or the advertisers who seek to reach it.

Our launch of the on-demand network may be unsuccessful and may adversely affect our results.

We plan on launching an on-demand, cross-platform television network featuring originally produced sponsored short-form video entertainment programs that provide television guidance. The success of the network is largely dependent on factors such as the extent of distribution of the network as well as market and advertiser acceptance of sponsored short-form on-demand entertainment. We cannot assure you that we will be successful in our initiative or that such initiatives will generate significant revenues.

The market for interactive program guides may not develop rapidly.

The market for IPGs is rapidly evolving and is increasingly competitive. Demand and market acceptance for IPGs are subject to uncertainty and risk. We cannot predict whether, or how fast, this market will grow, how long it can be sustained, or how it may develop or change. For our CE IPGs, the deployment rate depends on the strength or weakness of the consumer electronics industry, and in particular, the sale of television sets, DVD recorders and DVRs. Purchases of CE products and digital cable and DBS subscriptions are largely discretionary and may be affected by general economic trends in the countries or regions in which these products or subscriptions are offered. For TV Guide Interactive, which is deployed through digital set-top boxes, the deployment rate depends on the growth of digital cable and DBS subscribers and our penetration of the market for IPGs for these subscribers. Revenues from the licensing of our IPG technology to cable and satellite service providers will also depend upon the growth of digital cable television subscribers in the systems operated by our licensees. If the market for our IPGs, and those of our licensees, develops slowly or becomes saturated with competitors, our operating results could be adversely impacted.

The market for IPG advertising may not develop rapidly.

Our ability to provide IPG advertising is at the discretion of the MSO and DBS providers who have entered into license agreements to deploy their own IPG or a TV Guide branded third party IPG. Our ability to increase the revenues that we derive from the sale of advertising on IPGs distributed by our cable and satellite licensees will depend on the implementation of IPG advertising by such licensees, as well as on increased acceptance of IPG advertising by consumers and advertisers. The market for IPG advertising is at an early stage of development and we cannot assure you that we will succeed in our efforts to develop IPG advertising as a widely accepted advertising medium. The MSO providing us with the majority of our advertising carriage, has notified us that they will no longer carry IPG advertising when they migrate to a TV Guide branded third party IPG in the first quarter of 2005.

Our business may be adversely affected by fluctuations in demand for consumer electronics devices incorporating our technologies.

We derive significant revenues from manufacturer license fees for our VCR Plus+ and CE IPG technologies based on the number of units shipped. We do not manufacture hardware, but rather depend on the cooperation of CE manufacturers to incorporate our technology into their products. Generally, our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only a few of these agreements guarantee a minimum aggregate licensing fee. Demand for new CE devices, including television sets, integrated satellite receiver decoders, DVRs, DVD recorders, personal computers and Internet appliances, may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products and alternate consumer entertainment options. As a result, our future operating results may be adversely impacted by fluctuations in sales of CE devices employing our technologies.

VCR Plus+ revenues have declined over time and may decline further due to full penetration of the product in a declining market.

Revenues derived from VCR Plus+ have declined over time and may decline further because virtually all major VCR manufacturers have licensed the VCR Plus+ technology and the fact that we have already expanded into most major markets worldwide. The worldwide shipment of VCRs is expected to decline as VCRs are replaced by digital recording devices such as DVD recorders and DVRs. Although VCR Plus+ is now being incorporated into some digital recording devices, there is no assurance that this practice will become widespread or continue. Furthermore, in order to encourage the incorporation of our IPG in CE products, we are offering certain large CE manufacturers the opportunity to bundle both our IPG and VCR Plus+ technology at a significant discount beginning with sales reported in fiscal 2005. We anticipate this could lead to a decrease in combined IPG and VCR Plus+ revenues in fiscal 2005. While we believe this will ultimately accelerate the incorporation of our IPG to our benefit, there can be no assurance that this will be the case. In addition, there can be no assurance that we will be able to renew our existing VCR Plus+ agreements as they expire, upon terms as favorable to us as those contained in prior contracts, or at all.

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

Some of our agreements with CE manufacturers and cable and satellite service providers contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another licensee on more favorable terms, we must offer some of those terms to our existing licensee. We have recently entered into a number of license agreements with terms that may differ in some respects from those contained in our prior agreements. These agreements may obligate us to offer different terms to licensees, which could, if accepted, result in lower revenues or otherwise adversely affect our business, financial condition or results of operations. While we believe that we have appropriately accounted for the most favored nation terms included in our license agreements, these contracts are complex and other parties could reach a different conclusion that, if correct, could have an adverse effect on our financial condition or results of operations.

Dependence on the cooperation of MSO and DBS providers, television broadcasters, hardware manufacturers, publications and data providers could adversely affect our revenues.

We rely on others to deliver our CE IPG data to CE devices that include our CE IPG. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements that govern some of these relationships can be maintained on favorable economic terms. To deliver our CE IPG data to CE devices, we have arrangements to carry our data in a part of the television signal called the vertical blanking interval (“VBI”) or its digital signal equivalent, of television stations included in the public broadcasting network, independently owned stations, and stations owned and operated by various station group owners. Our contract related to the public broadcasting network stations covers substantially all of the territory required to be covered to effectively transmit our data for delivery to CE devices incorporating our CE IPGs. We nevertheless continue to rely on arrangements, which are not long-term, with station group owners and operators and independently owned stations for VBI carriage of our IPG data. We cannot assure you that our carriage arrangements with station group owners and operators and independently owned stations will continue. Our data broadcast through the VBI can be, and has been in the past in some markets, deleted or modified by some of the local service providers. Widespread deletion or modification of this data by service providers could have a material adverse impact on our CE IPG business. To mitigate this risk, we have entered into agreements with many service providers to ensure that our CE IPG data will not be deleted or modified by such systems.

Furthermore, in order for consumer electronics devices that incorporate our CE IPGs to receive our data, such data must also be able to pass through any receivers through which such devices are receiving television programming signals. We do not currently deliver our CE IPG data over satellite networks. Even if our CE IPG data is passed to cable subscribers through cable networks by the service providers, there is a risk that the cable set-top boxes deployed by such subscribers can impede the passage of our CE IPG data. Additionally, cable companies are progressively moving their systems from an analog format to a digital format, which poses certain problems to our data carriage. Solving such problems will require the cooperation of third parties such as the MSO and DBS providers, television broadcasters and hardware manufacturers, and may also require additional investment by the Company. Widespread impedance of our CE IPG data could have a material adverse impact on our CE IPG business.

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

Limitations on Control of Joint Ventures.

The Company holds its interests in certain businesses, including Guideworks LLC and Interactive Program Guide, Inc., as a joint venture or in partnership with nonaffiliated third parties. As a result of such arrangements, the Company may be unable to control the operations, strategies and financial decisions of such joint venture or partnership entities which could in turn result in limitations on the Company’s ability to implement strategies that the Company may favor, or to cause dividends or distributions to be paid. In addition, the Company’s ability to transfer its interests in businesses owned with third parties is limited under certain joint venture, partnership or similar agreements.

We face risks arising from our TV Guide Channel strategy.

Revenues at TV Guide Channel consist of affiliate fees and advertising revenues; however, since the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts, we do not expect significant growth in affiliate revenues in the future. Accordingly, the results at TV Guide Channel are highly dependent upon advertising revenue. Advertising revenue at the TV Guide Channel is primarily dependent on the extent of distribution of the network, viewership ratings, such as those published by Nielsen, and continuing advertising strength in the marketplace. While TV Guide Channel has benefited, to a certain degree, from the expanded distribution that we have achieved, a significant portion of the expanded distribution has been to DBS subscribers, who did not previously have TV Guide Channel as a programming choice. To date, the viewership of TV Guide Channel in DBS homes has been minimal. We have recently begun investing in new programming and marketing initiatives at the TV Guide Channel with an expectation that the additional investments that we are making in programming and marketing will, in the future, result in increased viewership in both cable and DBS homes. If our viewership ratings do not improve or we are unable to maintain broad distribution of the TV Guide Channel, our increased programming and marketing costs could have a material adverse effect on our Cable and Satellite Segment results of operations. Also, certain of the long-term agreements with MSOs for the TV Guide Channel allow for the migration to exclusively digital carriage. If the MSO elects to migrate TV Guide Channel earlier than we currently expect, the Company will experience a significant reduction of TV Guide Channel subscribers resulting in reduced license fee revenue and potentially reduced advertising revenue. We cannot assure you that we will be successful in implementing our new programming and marketing initiatives, or that such initiatives will result in increased viewership ratings and advertising revenues for TV Guide Channel or that any initial increase in viewership ratings will be sustainable over time.

Seasonality and variability of consumer electronics product shipments and newsstand sales of our print products may affect our revenues and results of operations on a quarterly or annual basis.

Shipments of CE products tend to be higher in the second and fourth calendar quarters. We recognize revenues associated with our technology incorporated in these CE products when the shipments are reported to us, generally the third and first calendar quarters. General advertising also tends to be higher in the fourth quarter. In addition, manufacturer shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. Newsstand sales of our print products tend to be higher in the first and fourth calendar quarters. As a result, we may experience variability in our licensing and advertising revenues.

Paper and postal price increases can materially raise our costs associated with the production and delivery of the TV Guide print products, including TV Guide magazine and SkyMall catalog.

The price of paper can be a significant factor affecting TV Guide magazine’s and SkyMall’s operating performance. We do not hedge against increases in paper costs. Paper prices are increasing and if we cannot pass these costs on to our customers, the increases may have a material adverse effect on us. Postage for product distribution and direct mail solicitations is also a significant, uncontrollable expense to us.

We face risks related to the ongoing SEC enforcement action, securities litigation and DOJ investigation involving certain of our former executives.

Although we have settled with the SEC regarding its investigation of the Company and we have settled most of the related shareholder and securities litigation filed against the Company, some of our former officers and directors have been named as defendants in certain of these matters. The plaintiff class in the Consolidated Shareholder Class Action has retained all of its securities fraud claims against our former chief executive officer and former chief financial officer. In addition, although all five of the former officers and directors of the Company who were named defendants in the pending SEC civil action have reached proposed settlements with the Los Angeles Office of the SEC, not all of these settlements have received final approval from the SEC and the court. Further, the Department of Justice (“DOJ”) has also been conducting an investigation into allegations raised against some of the Company’s former officers and directors in the SEC investigation and the related shareholder lawsuits. The Company is generally obligated, to the extent permitted by law, to indemnify our former directors and officers who are named defendants in some of these lawsuits and investigations. In addition, we are generally obligated, to the extent permitted by law, to advance legal defense costs and expenses incurred by those individuals. Our ability to anticipate the timing and amount of those costs and expenses that will be submitted to us for advancement is limited; however, those amounts have been significant and may continue to be significant until these matters are fully resolved. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments or settlements against our indemnitees that could require substantial payments by us, which could have a material adverse effect on our financial position and results of operations.

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

The emergence of new consumer entertainment products, services and technologies, changes in consumer preferences and other factors may limit the life cycle of our technologies and any future products and services we might develop. Although we believe that we will continue to develop attractive new products and services, the industry in which we operate is characterized by rapid changes, including technological changes. Our future operations could be adversely impacted by our ability to identify emerging trends in our markets and to develop and market new products and services that respond to competitive offerings, technological changes and changing consumer preferences in a timely manner and at competitive costs. The process of developing and marketing new products and services is inherently complex and uncertain, and there are a number of risks, including the following:

•	we cannot assure you that we will have adequate funding and resources necessary for investments in new products, services and technologies;

•	we cannot assure you that our long-term investments and commitment of significant resources will result in successful new products, services or technologies;

•	we cannot assure you that we can anticipate successfully the new products, services and technologies which will gain the market acceptance necessary to generate significant revenues;

•	we cannot assure you that our newly developed products, services or technologies can be successfully protected as proprietary intellectual property rights or will not infringe the intellectual property rights of others; and

•	our products, services and technologies may become obsolete due to rapid advancements in technology and changes in consumer preferences.

Furthermore, we have made significant investments in the development of new products, services and technologies, such as our initiatives to increase and enhance the VOD functionality of our interactive products, but the success of such products, services and technologies is largely dependent on factors such as data carriage and market acceptance. Our failure to anticipate adequately changes in the industry and the market, and to develop attractive new products and services, including any of the risks described above, may reduce our future growth and profitability and may adversely affect our business results and financial condition.

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

We have entered into agreements with a large number of cable MSOs and DBS providers for the licensing or distribution of our technology, products and services. If, as expected, consolidation of the cable and satellite broadcasting industry continues, some of these agreements may be affected by mergers, acquisitions or system swaps. We cannot assure you that any measures that we have taken to protect us against any negative consequences resulting from those transactions will be effective. Also, a service provider that files a bankruptcy petition or otherwise restructures or liquidates could avoid its future obligations and discharge its past payment obligations under the agreement in some circumstances. Any such events could have a material adverse effect on the amount of revenue we receive under these agreements.

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

News Corporation’s interests may diverge from those of other stockholders and the Company.

News Corporation has significant influence over our business because of its beneficial ownership of our common stock and the number of its executives who serve on our Board of Directors. There can be no assurance that its interests are aligned with that of our other shareholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from those of other stockholders and of the Company itself. If News Corporation were to sell all or a large percentage of its holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities. In addition, this concentration of ownership could delay or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As described in “Certain Risks Affecting Business, Operating Results and Financial Condition,” we do not have a comprehensive disaster recovery plan or back-up system, or fully redundant systems for some of our critical operations, and a disaster could severely damage our operations. We are currently developing such a plan and expect to make incremental progress in implementing business continuity and disaster recovery plans during 2005.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Gemstar-TV Guide International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gemstar-TV Guide International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gemstar-TV Guide International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Gemstar-TV Guide International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gemstar-TV Guide International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Gemstar-TV Guide International, Inc. and our report dated February 17, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Los Angeles, California

February 17, 2005

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2004. The information regarding executive officers appears under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K and is also incorporated by reference in this section.

We have Standards of Business Conduct, which are applicable to all of our directors and employees. In addition, the Board of Directors approved a separate Code of Ethics, which contains provisions specifically applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Standards of Business Conduct and the Code of Ethics are available on our Investor Relations Web site (http://ir.gemstartvguide.com). We intend to post any amendments to or waivers from our Code of Ethics applicable to our chief executive officer, principal financial officer or principal accounting officer at this location on our Web site.

ITEM 11.	EXECUTIVE COMPENSATION.

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2004.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.
(Registrant)

Date:	February 25, 2005	By:	/s/ RICHARD BATTISTA
Richard Battista
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 25, 2005	By:	/s/ BRIAN D. URBAN
Brian D. Urban
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on February 25, 2005 in the capacities indicated.

Signatures	Title

/s/ RICHARD BATTISTA Richard Battista	Chief Executive Officer and Director (Principal Executive Officer)

/s/ BRIAN D. URBAN Brian D. Urban	Chief Financial Officer (Principal Financial Officer)

/s/ PETER C. HALT Peter C. Halt	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ ANTHEA DISNEY Anthea Disney	Chairman and Director

/s/ PETER CHERNIN Peter Chernin	Director

/s/ DAVID F. DEVOE David F. DeVoe	Director

/s/ NICHOLAS DONATIELLO, JR. Nicholas Donatiello, Jr.	Director

/s/ JAMES E. MAYER James E. Mayer	Director

/s/ K. RUPERT MURDOCH K. Rupert Murdoch	Director

/s/ JAMES P. O’SHAUGHNESSY James P. O’Shaughnessy	Director

/s/ RUTHANN QUINDLEN Ruthann Quindlen	Director

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

All schedules for annual reports filed on Form 10-K are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Gemstar-TV Guide International, Inc.

We have audited the accompanying consolidated balance sheets of Gemstar-TV Guide International, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gemstar-TV Guide International, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gemstar-TV Guide International, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Los Angeles, California

February 17, 2005

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$558,529	$257,360
Restricted cash	38,880	37,546
Marketable securities	11,191	4,897
Receivables, net	123,981	113,561
Deferred tax assets, net	3,863	21,175
Current income taxes receivable	21,333	—
Other current assets	30,950	26,884

Total current assets	788,727	461,423
Property and equipment, net	45,483	51,115
Indefinite-lived intangible assets	66,272	125,673
Finite-lived intangible assets, net	123,349	180,860
Goodwill	259,524	380,070
Income taxes receivable	40,998	83,327
Other assets	38,020	47,729

	$1,362,373	$1,330,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,284	$46,385
Accrued liabilities	171,853	229,721
Current portion of long-term debt and capital lease obligations	515	1,924
Current portion of deferred revenue	161,687	182,175

Total current liabilities	396,339	460,205
Deferred tax liabilities, net	28,274	47,828
Long-term debt and capital lease obligations, less current portion	13,274	138,736
Deferred revenue, less current portion	485,941	137,047
Other liabilities	127,753	170,408
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 150,000 shares, none issued	—	—
Common stock, par value $.01 per share; authorized 2,350,000 shares; 433,754 shares issued and 424,063 shares outstanding at December 31, 2004; 427,864 shares issued and 417,845 shares outstanding at December 31, 2003	4,337	4,279
Additional paid-in capital	8,478,540	8,452,702
Accumulated deficit	(8,077,700)	(7,983,239)
Accumulated other comprehensive income, net of tax	659	743
Unearned compensation	—	(246)
Treasury stock, at cost; 9,691 shares at December 31, 2004 and 10,019 shares at December 31, 2003	(95,044)	(98,266)

Total stockholders’ equity	310,792	375,973

	$1,362,373	$1,330,197

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenues:
Publishing	$383,811	$423,567	$474,098
Cable and satellite	230,948	161,776	154,191
Consumer electronics licensing	117,541	109,767	116,146

	732,300	695,110	744,435
Operating expenses:
Publishing	380,216	415,619	430,991
Lease settlement	(10,088)	—	16,225
Cable and satellite	133,040	121,657	101,846
Consumer electronics licensing	74,941	69,911	85,408
Corporate	78,870	169,257	104,026

Operating expenses, exclusive of expenses shown below	656,979	776,444	738,496
Stock compensation	437	33,551	23,965
Depreciation and amortization	40,548	133,577	315,695
Impairment of intangible assets	131,637	391,003	2,419,933

	829,601	1,334,575	3,498,089

Operating loss	(97,301)	(639,465)	(2,753,654)
Interest income (expense), net	5,705	(4,240)	(3,224)
Other income (expense), net	14,722	3,842	(101,966)

Loss from continuing operations before income taxes and cumulative effect of accounting change	(76,874)	(639,863)	(2,858,844)
Income tax benefit	(7,925)	(62,884)	(611,204)

Loss from continuing operations before cumulative effect of accounting change	(68,949)	(576,979)	(2,247,640)

Discontinued operations:
Income from discontinued operations	15,612	5,883	34,603
Loss on disposal of discontinued operations	(28,882)	—	—
Income tax expense	12,242	6,302	22,101

(Loss) income from discontinued operations	(25,512)	(419)	12,502

Loss before cumulative effect of accounting change	(94,461)	(577,398)	(2,235,138)
Cumulative effect of accounting change, net of tax	—	—	(4,188,037)

Net loss	$(94,461)	$(577,398)	$(6,423,175)

Basic and diluted per share:
Loss from continuing operations before cumulative effect of accounting change	$(0.16)	$(1.41)	$(5.47)
(Loss) income from discontinued operations	(0.06)	—	0.03

Loss before cumulative effect of accounting change	(0.22)	(1.41)	(5.44)
Cumulative effect of accounting change, net of tax	—	—	(10.20)

Net loss	$(0.22)	$(1.41)	$(15.64)

Weighted average shares outstanding—basic and diluted	422,723	410,265	410,610

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Unearned Compensation	Treasury stock		Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2001	417,867	$4,179	$8,387,761	$(982,666)	$25,011	$(25,188)	(3,119)	$(34,843)	$7,374,254
Comprehensive loss:
Net loss	—	—	—	(6,423,175)	—	—	—	—	(6,423,175)
Unrealized losses on marketable securities	—	—	—	—	(20,901)	—	—	—	(20,901)
Foreign currency translation adjustments	—	—	—	—	94	—	—	—	94

Total comprehensive loss									(6,443,982)
Exercise of stock options	308	3	1,267	—	—	—	—	—	1,270
Tax benefit associated with stock options	—	—	1,651	—	—	—	—	—	1,651
Unearned compensation	—	—	32,118	—	—	(31,383)	—	—	735
Amortization of unearned compensation	—	—	—	—	—	23,965	—	—	23,965
Purchase of treasury stock	—	—	—	—	—	—	(6,900)	(63,423)	(63,423)

Balances at December 31, 2002	418,175	4,182	8,422,797	(7,405,841)	4,204	(32,606)	(10,019)	(98,266)	894,470
Comprehensive loss:
Net loss	—	—	—	(577,398)	—	—	—	—	(577,398)
Unrealized losses on marketable securities	—	—	—	—	(4,713)	—	—	—	(4,713)
Foreign currency translation adjustments	—	—	—	—	1,252	—	—	—	1,252

Total comprehensive loss									(580,859)
Exercise of stock options	9,689	97	28,714	—	—	—	—	—	28,811
Unearned compensation	—	—	(32,876)	—	—	32,876	—	—	—
Stock compensation expense	—	—	34,067	—	—	(516)	—	—	33,551

Balances at December 31, 2003	427,864	4,279	8,452,702	(7,983,239)	743	(246)	(10,019)	(98,266)	375,973
Comprehensive loss:
Net loss	—	—	—	(94,461)		—	—	—	(94,461)
Unrealized losses on marketable securities	—	—	—	—	(51)	—	—	—	(51)
Foreign currency translation adjustments	—	—	—	—	(33)	—	—	—	(33)

Total comprehensive loss									(94,545)
Issuance of treasury stock	—	—	(1,553)	—	—	—	328	3,222	1,669
Exercise of stock options	5,873	58	27,285	—	—	—	—	—	27,343
Issuance of restricted stock	17	—	96	—	—	—	—	—	96
Unearned compensation	—	—	10	—	—	(10)	—	—	—
Stock compensation expense	—	—	—	—	—	256	—	—	256

Balances at December 31, 2004	433,754	$4,337	$8,478,540	$(8,077,700)	$659	$—	(9,691)	$(95,044)	$310,792

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(94,461)	(577,398)	$(6,423,175)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	4,188,037
Depreciation and amortization	40,548	172,940	356,354
Deferred income taxes	(2,242)	(58,038)	(646,148)
Loss on disposal of discontinued operations	28,882	—	—
Stock compensation expense	437	33,551	23,965
Impairment of intangible assets	131,637	416,481	2,446,836
Gain on sale of equity investments	(14,482)	—	—
Investment write-downs	—	—	50,696
Transfer to restricted cash	(925)	—	(37,068)
(Gain) loss on lease settlement	(10,088)	—	16,225
Other	1,346	(1,788)	4,590
Changes in operating assets and liabilities:
Receivables	(16,097)	43,639	137,546
Income tax receivables	20,997	6,479	(89,775)
Other assets	3,842	15,248	(10,145)
Accounts payable, accrued liabilities and other liabilities	(61,944)	17,762	148,920
Deferred revenue	359,667	(63,779)	(63,781)

Net cash provided by operating activities	387,117	5,097	103,077

Cash flows from investing activities:
Purchases of minority interests and investments	(16,943)	—	(2,077)
Proceeds from dispositions of businesses	48,000	—	—
Proceeds from sale of equity investments	14,538	—	—
Purchases of marketable securities	(10,700)	(4,635)	(45,840)
Sales and maturities of marketable securities	4,775	12,811	114,414
Proceeds from sale of assets	2,640	848	16
Additions to property and equipment	(13,377)	(16,159)	(9,722)

Net cash provided by (used in) investing activities	28,933	(7,135)	56,791

Cash flows from financing activities:
Repayments of long-term debt	(138,736)	(113,000)	(75,000)
Repayments of capital lease obligations	(1,962)	(2,369)	(2,021)
Purchase of treasury stock	—	—	(63,423)
Proceeds from exercise of stock options	27,343	28,811	1,270
Distributions to minority interests	(1,060)	(5,097)	(18,555)

Net cash used in financing activities	(114,415)	(91,655)	(157,729)

Effect of exchange rate changes on cash and cash equivalents	(466)	791	(1,127)

Net increase (decrease) in cash and cash equivalents	301,169	(92,902)	1,012
Cash and cash equivalents at beginning of period	257,360	350,262	349,250

Cash and cash equivalents at end of period	$558,529	$257,360	$350,262

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,421	$12,235	$64,479
Cash paid for interest	1,888	5,641	15,850

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Summary of Significant Accounting Policies

Description of Business

Gemstar-TV Guide International, Inc., a Delaware Corporation (“Gemstar” or the “Company”), is a media, entertainment and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of consumers worldwide.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned or majority owned subsidiaries and entities in which it has a controlling financial interest and exercises control over operations (collectively, “Subsidiaries”). All material intercompany balances and transactions have been eliminated in consolidation. The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to December 31 for its TV Guide magazine and related businesses. Fiscal years 2004, 2003 and 2002 comprised 52-week periods.

Investments

The Company accounts for its 49% share of the operations of the Guideworks, LLC joint venture with Comcast Corporation as an operating expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 68, Research and Development Arrangements (See Note 2). Other investments of 50% or less in entities as to which the Company has the ability to exercise significant influence over operations, including investments in other corporate joint ventures, are accounted for using the equity method. All other investments are accounted for under the cost method.

The Company discontinues recognizing its share of net losses of the investee when the investment balance is reduced to zero and no additional funding is required. If the investee subsequently reports net income, the Company will resume recognizing its share of net income only after its share of that net income equals the share of net losses not recognized.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to revenue recognition, allowances for doubtful accounts, establishing the fair value of tangible and intangible assets and liabilities and the allocation thereof in purchase accounting for purchase business combinations, determining whether other than temporary declines in the fair value of our investments exist, impairment of goodwill and other indefinite-lived identifiable intangibles and long-lived assets, accruals for litigation and other contingencies, depreciation and amortization, and income taxes. Actual results could differ materially from those estimates.

Reclassifications

In fiscal 2004, the Company adopted a plan to dispose of its Superstar/Netlink Group LLC (“SNG”), UVTV distribution services and SpaceCom Systems businesses (collectively the “SNG Businesses”) and subsequently sold substantially all of the operating assets of these businesses (see Note 2). Accordingly, the SNG Businesses, previously reported as part of the Cable and Satellite business Segment, are shown as discontinued operations in the accompanying consolidated statements of operations. Therefore, unless otherwise indicated, amounts provided in these notes pertain to continuing operations.

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

Restricted Cash

Restricted cash represents funds placed in a segregated account on behalf of the Company’s former Chief Executive Officer and Chief Financial Officer under the terms of agreements executed in November 2002 (See Note 14) and $0.9 million held as collateral for surety bonds issued on behalf of one of the Company’s subsidiaries.

Marketable Securities

Marketable securities include corporate debt securities and U.S Government Agency debt securities. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The Company’s marketable securities are reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net in the consolidated statement of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other interest income (expense), net in the consolidated statement of operations.

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, marketable securities and trade receivables. The Company currently invests the majority of its cash in money market funds and maintains them with several financial institutions with high credit ratings. The Company also invests in debt instruments of the U.S. government and its agencies and corporate issuers with high credit ratings. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has not experienced any credit losses on its cash, cash equivalents or marketable securities.

The Company evaluates its outstanding accounts receivable each period for collectibility. This evaluation involves assessing the aging of the amounts due to the Company and reviewing the credit-worthiness of each customer. Based on this evaluation, the Company records an allowance for accounts receivable that are estimated to not be collectible.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Assets acquired under capital lease arrangements are recorded at the present value of the minimum lease payments and are amortized over the shorter of the lease term or useful life of the leased asset. Estimated useful lives are as follows:

Machinery and equipment	3 to 15 years
Transponders under capital leases	15 years
Buildings and improvements	1 to 39 years

Goodwill and Other Intangible Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets (“Statement 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under Statement 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes Step 2 to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)	Description of Business and Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

equal to the difference. The Company utilizes the assistance of a third party valuation expert in assessing the fair values of the reporting units and individual indefinite-lived intangible assets. (See Note 4.)

Intangible assets that are deemed to have finite useful lives are recorded at cost and amortized using the straight-line method over the estimated useful lives of the assets ranging from 1 to 15 years.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of, Excluding Goodwill and Indefinite-Lived Intangible Assets

Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), which excludes goodwill and other indefinite-lived intangible assets from its scope, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If required, the impairment recognized is the difference between the fair value of the asset and its carrying amount.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net loss would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002
Net loss:
As reported	$(94,461)	$(577,398)	$(6,423,175)
Add: Stock-based compensation cost included in reported net loss, net of related tax effects	437	20,298	14,499
Less: Stock-based compensation cost, net of related tax effects	(17,587)	(12,663)	(22,073)

Pro forma	$(111,611)	$(569,763)	$(6,430,749)

Basic and diluted loss per share:
As reported	$(0.22)	$(1.41)	$(15.64)
Pro forma	(0.26)	(1.39)	(15.66)

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

Accounting for Stock Options (continued)

The per share weighted-average fair value of stock options granted during the years ended December 31, 2004, 2003 and 2002, was $4.66, $2.89 and $9.03, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2004	2003	2002
Risk-free interest rate	4.1%	3.8%	4.6%
Expected volatility	78.0%	83.0%	82.0%
Expected life (years)	10.0	10.0	10.0
Expected dividend yield	—%	—%	—%

Foreign Currency Translation

The financial statements of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the average exchange rate for the period for income and expense items. Gains and losses resulting from translation are accumulated as a separate component of accumulated other comprehensive income within stockholders’ equity until the investment in the foreign entity is sold or liquidated. The Company’s transactions predominantly occur in U.S. dollars.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities. Available-for-sale marketable securities are reported at their fair value based on quoted market prices. The carrying amount of the Company’s outstanding long-term debt approximates its fair value due to the debt’s variable rates of interest.

Revenue Recognition

General

The Company follows the guidance of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) since its effective date of December 2003 and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables since its effective date of June 2003, for revenue recognition and analogizes to the guidance in Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). Previously the Company followed SOP 97-2 and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Under this guidance, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), clarifies the income statement classification of costs incurred by a vendor for certain cooperative advertising and product placement fees. As a result of the EITF consensus, certain of the Company’s cooperative advertising and product placement costs have been reflected as a reduction of revenues earned from that activity.

License Fees

The Company licenses its proprietary technologies to consumer electronics manufacturers and to service providers (including cable multiple system operators (“MSOs”) and other owners and operators of cable television systems, telephone networks, Internet service providers, Internet Web sites, digital broadcast satellite (“DBS”) providers, wireless systems and other multi-channel video programming distributors). It is the Company’s normal practice to enter into written agreements with its customers. The Company generally recognizes such license fees based on a per unit shipped model (with consumer electronics “CE” manufacturers) or a per subscriber model (with service providers). The Company’s recognition of revenues from per unit license fees is based on units reported shipped in the period by the manufacturers. Revenues from per subscriber fees are recognized in the period services are provided by a licensee, as reported to us by the licensee. In certain instances, manufacturers prepay license fees for a guaranteed minimum number of unit shipments over a specified period. Revenues are recognized when

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

1)	Description of Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

the manufacturers report the number of units shipped. If any portion of the prepayment remains at the end of the period, it is recognized as revenue in the final month of the period. Fees for shipments in excess of the minimum are recognized in the period the manufacturers report the units shipped. See Multiple-Element Arrangements below.

Revenues from annual and other license fees are recognized based on the specific terms of the license agreements. For instance, the Company has arrangements under which substantial flat fees are paid upfront in addition to ongoing per-unit license fees. In such cases, the prepaid fees are deferred and recognized as revenue on a straight-line basis over the term of the agreement. In certain cases, the Company will license its technology for an unlimited number of units over a specified period of time and for which it has continuing obligations. The Company records the fees associated with these arrangements on a straight-line basis over the specified term. In addition, the Company has licensing arrangements with MSOs under which it shares a portion of the interactive platform advertising revenue that the Company generates through the MSO. In some cases, the Company guarantees that a substantial portion of the MSO’s license fees will be reimbursed through its ad-sharing obligation to the MSOs. To the extent the ad-sharing fees are not sufficient to meet these guarantees, the Company is obligated to purchase advertising on the MSO’s platform. Because the license fee is neither fixed nor determinable until resolution of the sharing or advertising buyback, which is typically settled quarterly, the advertising buyback guarantees and advertising sharing are netted against the license fees so that only a net license fee amount is recognized.

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

Programming Services

The Company operates a cable network, TV Guide Channel, from which it earns monthly per subscriber fees from MSOs and DBS providers. The Company recognizes revenue in the month the services are provided. Payments received in advance for subscription services are deferred until the month earned, at which time revenue is recognized. The Company’s liability is limited to the unearned prepayments in the event that the Company is unable to provide service.

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

Advertising

The Company generates advertising revenue on four main platforms; TV Guide magazine, TV Guide Channel, its interactive program guides (“IPGs”) and TV Guide Online. Magazine advertising is recognized upon release of magazines for sale to consumers. The Company recognizes advertising revenue for the remaining media when the related advertisement is aired. All advertising is stated net of agency commissions and discounts. See Multiple-Element Arrangements below.

The Company enters into transactions that exchange advertising for advertising. Such transactions are recorded at the estimated fair value of the advertising received or given in accordance with the provisions of EITF 99-17, Accounting for Advertising Barter Transactions. In addition, the Company enters into transactions that exchange advertising for products and services, which are accounted for similarly. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Barter transactions are not material to the Company’s consolidated statement of operations in any period presented.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)	Description of Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Merchandise Sales and Placement Fees

In connection with the Company’s SkyMall operations, the Company recognizes merchandise sales in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent and in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. When the Company is acting as a principal, revenue is recognized upon delivery of product to its customers either by the Company or participating merchants, net of estimated returns and allowances. When the Company is acting as an agent, only the net margin on the sale is reported as revenue. Placement fees represent amounts paid to the Company by participating merchants for inclusion of their products in the Company’s media channels. Placement fee revenue is recognized on a straight-line basis over the circulation period of the media channel, generally three months. The Company records shipping and handling fees as a component of revenue and their related costs in operating expenses.

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

For multiple-element arrangements the Company follows the guidance contained in EITF 00-21 and SAB 104 subsequent to their adoption dates. Prior to those dates the Company followed SAB 101: Frequently Asked Questions and Answers (“SAB 101 FAQ”) and the guidance contained in SOP 97-2. Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting where the delivered item has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered item. Consideration should be allocated among the separate units of accounting based on their relative fair values.

Through December 31, 2004, in all instances in which IPG advertising has been part of a multiple-element transaction, no revenue has been allocated to IPG advertising for accounting purposes, and all revenue has been allocated to other elements of the transaction.

Research and Development Costs

Research and development costs relate to the design, development and testing of new systems, applications and technologies, and are charged to expense as incurred. Research and development costs of $25.7 million, $27.0 million and $27.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, are included in operating expenses.

Advertising Costs

Costs for direct mailings and insert cards sent out by TV Guide magazine are expensed when mailed. All other advertising costs are expensed when incurred. Advertising costs of $50.7 million, $58.4 million and $40.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, are included in operating expenses. Advertising costs includes costs associated with TV Guide magazine’s billings, renewals and subscriber acquisition programs of $39.5 million, $37.3 million and $35.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Patent Prosecution and Litigation Costs

Patent prosecution and litigation costs incurred to protect and enforce the Company’s intellectual property rights are charged to expense as incurred. Patent prosecution and litigation costs of $35.9 million, $37.7 million and $44.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, are included in operating expenses in our Consumer Electronics (“CE”) Licensing Segment.

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

Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in periods in which such effect is dilutive. Diluted loss per share for the years ended December 31, 2004, 2003 and 2002 is computed using only the weighted average number of common shares outstanding during the period, as the inclusion of 3.7 million, 4.3 million and 12.9 million, respectively, of stock options would have been antidilutive.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123, Share-Based Payment (“Statement 123R”), which is effective for the Company’s third quarter of fiscal 2005. Statement 123R requires companies to expense in their consolidated statement of operations the estimated fair value of employee stock options and similar awards. The Company will adopt the provisions of Statement 123R using a modified prospective application. Under the modified prospective application, Statement 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining period using the compensation cost calculated for pro forma disclosure purposes under Statement No. 123 (See Accounting for Stock Options above). Depending on the model used to calculate stock-based compensation expense in the future, the implementation of certain other requirements of Statement 123R and additional option grants expected to be made in the future, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in Statement 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

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

(2)	Acquisitions, Dispositions and Business Ventures

SNG Businesses

On March 1, 2004, the Company entered into an agreement with EchoStar Communications Corporation and/or certain of its subsidiaries (“EchoStar”) whereby EchoStar acquired substantially all of the operating assets and certain liabilities relating to the SNG Businesses for $48.0 million. During the second and third quarters of 2004, the Company received $48.0 million in cash for the sale of the SNG and UVTV distribution services businesses and the SpaceCom Systems business. In addition, on April 5, 2004, EchoStar made a $190.0 million one-time cash payment to the Company in connection with a non-exclusive patent

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	Acquisitions, Dispositions and Business Ventures (continued)

license and distribution agreement for the TV Guide Channel service, to utilize the Company’s IPGs, intellectual property and technology, as well as the TV Guide brand and content on EchoStar’s IPG. The Company recorded the $190.0 million upfront license and distribution fee, less certain adjustments, as deferred revenue, and will record this amount as revenue on a straight-line basis over the term of the license and distribution agreement. To facilitate the sale of the SNG Businesses, during the first quarter of 2004, the Company purchased the minority interest in SNG for $15.0 million.

Revenues of the SNG Businesses, which have been included in income from discontinued operations in the Company’s consolidated statements of operations through the dates of disposition, were $39.0 million, $177.1 million, and $251.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.

In connection with the sale of the SNG Businesses, in the first quarter of 2004, the Company recognized a pre-tax loss on disposal of discontinued operations of $28.9 million. The loss consisted of a write-down of the net carrying value of the disposal group to fair value less cost to sell. Costs associated with this disposal were estimated at $5.9 million, and consisted principally of the contractual acceleration of certain liabilities, employee-related transfer costs necessitated by the deal structure (asset purchase), and other transaction costs. During 2004, $1.0 million of these costs were paid. As of December 31, 2004, $4.9 million of these costs remain unpaid and are included in accrued expenses in the accompanying consolidated balance sheets. These costs are expected to be paid in 2005.

New York Racing Association (“NYRA”) Transaction

In August 2004, TVG Network consummated a multi-year exclusive license agreement for simulcast and account wagering rights for races conducted at racetracks operated by NYRA. Upon consummating the agreement TVG Network made a lump sum payment to NYRA in (i) partial consideration of the rights granted to TVG Network in connection with the simulcast and account wagering licenses granted to TVG Network, and (ii) full consideration of the termination and release of all NYRA’s rights to ownership interests in TVG Network. A portion of the lump sum fee was allocated to the purchase cost of NYRA’s ownership interest right in TVG Network based upon the estimated fair value of the ownership interest. The multi-year agreement became effective July 1, 2004, and the licensing fee consideration will be amortized over the term of the agreement and will be reflected in operating expenses in the accompanying consolidated statements of operations.

Sale of Equity Investment

In September 2004, the Company sold its 16.9% equity interest in Youbet.com, Inc. and recognized a $13.2 million gain on the sale. The gain is included in other income (expense), net in the accompanying consolidated statements of operations.

Samsung Electronics Co., Ltd. Transaction

In February 2004, the Company agreed to release Samsung from a claim arising in connection with Samsung’s transfer of set-top boxes to a satellite television service provider prior to January 1, 2004. In exchange, Samsung agreed to pay the Company $4.0 million in cash and transfer its approximately 20% minority interest in a Company subsidiary at no additional cost to the Company. The fair value of Samsung’s minority interest in the subsidiary was estimated to be $1.4 million. The Company recognized revenue of $5.4 million in connection with this transaction.

Comcast Joint Venture

On March 31, 2004, the Company and Comcast formed a joint venture to develop interactive program guides (“JV IPGs”) and related middleware for the cable industry using the existing TV Guide Interactive IPG (“TVGI IPG”) software as the basis for development. The Company contributed assets with a carrying value of approximately $1.5 million, a lease, and development tools and transferred certain of the employees of its TVGI IPG research and development unit to the venture, as well as certain intellectual property rights. The joint venture is 49% owned by the Company and 51% owned by Comcast, with Comcast serving as the managing member. As part of the agreement, Comcast has the right to use the joint development products in connection with products and services Comcast offers across its digital subscriber base. Gemstar has the exclusive right to use the joint development products in connection with products and services it offers to other multichannel video programming distributors. The joint development team also provides development support for the Company’s existing and future affiliate partners. For the

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	Acquisitions, Dispositions and Business Ventures (continued)

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

As a result, $9.8 million was ascribed to the magazine advertising element, which is being recognized as the advertising is run. The remainder of the value ($75.5 million on a discounted basis) was ascribed to the book value of the assets sold and $14.7 million is being recognized as interest income over the six-year contract term. During the years ended December 31, 2004, 2003 and 2002, the Company recorded interest income related to this transaction of $2.0 million, $3.0 million and $4.1 million, respectively. At December 31, 2004, the Company had a receivable related to this transaction of $29.1 million, of which the current portion, or $11.6 million, is included in receivables, net and the non-current portion, $17.5 million, is included in other assets on the accompanying consolidated balance sheet. During the years ended December 31, 2004, 2003 and 2002, the Company recognized approximately $3.0 million, $2.9 million and $2.7 million of advertising revenue, respectively, under the advertising commitment.

Gemstar eBook Operations - Shutdown

In June 2003, the Company adopted a plan to scale back and eventually shut down the operations of its electronic book (“eBook”) subsidiaries. The Company expensed exit costs of approximately $1.9 million, primarily for employee severance payments, in the year ended December 31, 2003, which are included in operating expenses in the accompanying consolidated statements of operations.

In June 2004, the Company settled, in full, its remaining lease obligations to the premises previously occupied by its Gemstar eBook operations for $5.0 million. These premises were vacated during the year ended December 31, 2002 and the

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	Acquisitions, Dispositions and Business Ventures (continued)

Company established a reserve of $16.2 million in 2002 to provide for the estimated net present value of its associated future lease obligations. As such, the Company recognized the reversal of the remaining reserve of $10.1 million during the year ended December 31, 2004. Both the establishment and the reversal of this reserve are included in operating expenses on a separate line item in the accompanying consolidated statements of operations.

TV Guide—Purchase Reserves

In 2003, approximately $1.6 million ($1.2 million in third-party contract termination costs and $0.4 million in separation costs) was charged against the reserve for third-party contract termination and separation costs included in the purchase price allocation from the acquisition of TV Guide, Inc. (“TV Guide”) in 2000. The reserve had an outstanding balance of $2.0 million at December 31, 2002. The Company determined that the remaining reserve would not be expended in future periods and, accordingly, reclassified the outstanding balance at December 31, 2003 as an offset to operating expenses.

(3)	Selected Balance Sheet Accounts

Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale marketable securities by major security type and class of security as of December 31, 2004 and 2003, were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
As of December 31, 2004:
Corporate debt securities	$6,252	$—	$—	$6,252
U.S. Government Agency debt securities	4,939	$—	$—	4,939

	$11,191	$—	$—	$11,191

As of December 31, 2003:
Corporate debt securities	$4,846	$51	$—	$4,897

The Company did not sell any marketable securities in 2004. During the years ended December 31, 2003 and 2002 the Company sold securities generating proceeds of $12.8 million and $13.8 million, respectively. These sales resulted in gains of $2.7 million and $5.4 million for the years ended December 31, 2003 and 2002, respectively, based on the cost of the specific security sold and are included in other income (expense), net. During 2003 and 2002, the Company reclassified $4.9 million and $18.1 million, respectively, from accumulated other comprehensive income to other expense, net as the gains were realized upon sale of the securities.

Receivables

Receivables consist of the following (in thousands):

	December 31,
	2004	2003
Receivables	$139,926	$136,162
Allowance for doubtful accounts	(15,945)	(22,601)

Receivables, net	$123,981	$113,561

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)	Selected Balance Sheet Accounts (continued)

Receivables (continued)

The changes to the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Operating Expense	Deductions	Other (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2004	$22,601	(2,307)	4,004	(345)	$15,945
Year ended December 31, 2003	$35,102	(2,562)	8,805	(1,134)	$22,601
Year ended December 31, 2002	$30,503	18,892	11,244	(3,049)	$35,102

(1)	Relates to the operations of the SNG Businesses, which have been classified as discontinued operations in the accompanying consolidated statements of operations.

At December 31, 2004, no receivables from any one customer exceeded 10% of the total balance outstanding.

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Machinery and equipment	$122,152	$125,881
Leased transponders	13,827	7,554
Buildings and improvements	15,361	18,597

	151,340	152,032
Less accumulated depreciation and amortization	(105,857)	(100,917)

Property and equipment, net	$45,483	$51,115

Depreciation and amortization expense related to property and equipment was $24.9 million, $20.5 million and $30.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization of property and equipment under capital lease was $1.9 million, $1.7 million and $1.7 million for the same respective periods.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Accrued legal and other matters	31,205	81,667
Management restructuring	38,543	37,546
Accrued compensation	17,816	19,823
Other	84,289	90,685

Total accrued liabilities	$171,853	$229,721

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)	Selected Balance Sheet Accounts (continued)

Deferred Revenue

The Company receives upfront licensing fee payments from certain MSO and DBS providers who provide either our IPG or another party’s IPG under a patent license to their subscribers and from certain consumer electronics manufacturers who have licensed our IPG technology. In addition, certain of the Company’s customers who subscribe to the Company’s magazine prepay subscription fees, for periods of up to three years.

Deferred revenue consists of the following (in thousands):

	December 31,
	2004	2003
Licensing fees	$506,352	$123,248
Magazine subscriptions	125,940	152,192
Programming subscriptions	—	35,482
Other	15,336	8,300

Total deferred revenue	647,628	319,222
Less current portion	161,687	182,175

	$485,941	$137,047

(4)	Goodwill and Other Intangible Assets and Impairment

Impairment of Intangible Assets

The Company performs its annual goodwill and indefinite-lived intangible assets impairment test as of October 31 of each calendar year. With the assistance of a third party valuation expert, the Company estimated the fair value of its reporting units utilizing a discounted cash flow method and the fair value of its indefinite-lived intangible assets utilizing the relief from royalty valuation method. The relief from royalty valuation method estimates the benefit to the Company resulting from owning rather than licensing publishing rights and trademarks. Based on the results of these analyses the Company’s goodwill and indefinite-lived intangible assets were not impaired as of October 31, 2004.

In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying values. It became apparent during the annual budgeting process, which coincided with the preparation and review of the Company’s interim financial statements for the third quarter of 2004, that the Company needed to reassess its outlook for the TV Guide magazine business. This triggered an interim assessment by the Company to determine whether the fair value of goodwill and indefinite-lived intangible assets of the TV Guide magazine business were less than their carrying values as of September 30, 2004. With the assistance of a third party valuation expert, the Company estimated the fair value of the goodwill utilizing a discounted cash flow analysis and the fair value of the indefinite-lived intangible assets utilizing the relief from royalty valuation method. As a result, the Company recorded impairment charges totaling $72.2 million for goodwill and $59.4 million for publishing rights and trademarks of TV Guide magazine during the third quarter of 2004. The impaired goodwill is not deductible for tax purposes, and as a result, no tax benefits have been recorded in relation to the impairment charges (See Note 8).

In 2003, the Company completed its annual goodwill and indefinite-lived intangible assets impairment test as of October 31, 2003 for all of its reporting units and recorded impairment charges totaling $200.4 million for goodwill, primarily at TV Guide magazine, and $190.6 million of TV Guide magazine’s publishing rights and trademarks. The primary cause of these impairment charges was management’s reassessment of the outlook for the magazine business, as compared with its forecasts and expectations in 2002.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4)	Goodwill and Other Intangible Assets and Impairment (continued)

In 2002, the Company recorded impairment charges of $1.0 billion and $112.6 million to goodwill and trademarks, respectively, based on analyses performed as of June 30, 2002 and October 31, 2002. In addition, $1.3 billion of impairment charges were recorded to finite-lived intangible assets. Impairment charges in 2002 were principally the result of then-new management’s change in strategy for the U.S. cable and satellite IPG business, slower than expected growth in distribution and advertising revenue, and unexpected adverse rulings in certain legal cases.

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

Changes in the carrying amount of goodwill and intangible assets with indefinite lives for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	Goodwill	Trademark and Trade Name	Publishing Rights
Balance at December 31, 2002	$589,845	$191,272	$125,001
Annual impairment charge (1)	(209,775)	(95,300)	(95,300)

Balance at December 31, 2003	380,070	95,972	29,701
Additions	2,007	—	—
Disposal of assets of SNG Businesses	(50,317)	—	—
Interim impairment charge	(72,236)	(29,700)	(29,701)

Balance at December 31, 2004	$259,524	$66,272	$—

(1)	Impairment charge includes $9,372 related to SNG Businesses which have been classified as discontinued operations in the accompanying consolidated statements of operations.

	Cost	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life (Years)
December 31, 2004
Intangible assets with finite lives:
Contracts	$388,102	$(347,717)	$40,385	5
Patents	127,212	(44,536)	82,676	10
Other	493	(205)	288	2

Total finite-lived intangible assets	$515,807	$(392,458)	$123,349	9

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4)	Goodwill and Other Intangible Assets and Impairment (continued)

	Cost	Accumulated Amortization	Impairment Charge (1)	Net Balance	Weighted Average Remaining Useful Life (Years)
December 31, 2003
Intangible assets with finite lives:
Contracts	$394,550	$(345,196)	$—	$49,354	6
Customer lists	732,780	(676,474)	(16,106)	40,200	2
Patents	129,278	(38,424)	—	90,854	11
Other	1,280	(828)	—	452	3

Total finite-lived intangible assets	$1,257,888	$(1,060,922)	$(16,106)	$180,860	6

(1)	Impairment charge relates to SNG Businesses which have been classified as discontinued operations in the accompanying consolidated statements of operations.

Amortization expense was $15.6 million, $113.1 million and $285.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Scheduled amortization expense of the remaining balance at December 31, 2004 for the succeeding five years is as follows: $15.6 million —2005; $15.5 million —2006; $15.3 million —2007; $15.2 million —2008; and $15.1 million —2009.

(5)	Credit Arrangements

The Company’s wholly owned subsidiary, TV Guide, had a $254.5 million six-year revolving credit facility (“Revolving Facility”), which was scheduled to expire in February 2005. Outstanding borrowings under the Revolving Facility at December 31, 2003 were $138.4 million. On April 26, 2004, the Company paid off and retired this facility. TV Guide also had an amortizing term loan with outstanding borrowings of $113.0 million as of December 31, 2002, which was repaid in 2003.

(6)	Leases

The Company leases office premises, equipment and satellite transponders. The terms of certain of the agreements provide for an option to cancel the agreements after a period of time, subject to cancellation charges and/or meeting certain conditions. Additionally, certain of the agreements also provide for options to renew and the lease amounts are subject to adjustment, as defined in the agreements. One satellite transponder is under a long-term lease arrangement that is accounted for as a capital lease. The remaining satellite transponder lease is accounted for as an operating lease.

Future minimum lease payments under capital and noncancelable operating leases at December 31, 2004 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2005	$1,600	$9,391
2006	1,600	9,289
2007	1,600	8,553
2008	1,600	7,646
2009	1,600	5,822
Thereafter	15,467	16,423

Total future minimum lease payments	23,467	57,124
Less amount representing interest at 8%	(9,678)	—
Less sublease revenues	—	(214)

Net future minimum lease payments	$13,789	$56,910

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(6)	Leases (continued)

Rent expense under operating leases was $15.3 million, $16.7 million and $19.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Partially offsetting these rental charges were sublease revenues of $0.1, $0.9 and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(7)	Guarantees and Indemnifications

The Company guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

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

The Company also has agreements to indemnify a number of its former and current officers and directors against losses incurred by them as a result of their service as an officer and/or director of the Company. In particular, the Company has certain agreements to indemnify and/or reimburse individuals for legal fees and expenses incurred in connection with certain litigation and investigatory proceedings. Among the former officers and directors with whom the Company has such agreements are Dr. Yuen, Ms. Leung, Mr. Boylan and Mr. Waggy. The litigation and investigatory proceedings to which these agreements relate include, but are not limited to, the investigation presently being conducted by the SEC and the shareholder and derivative litigation to which the Company is a party. The Company recorded approximately $16.8 million, $11.1 million and $1.8 million in legal expenses incurred by its former officers and directors in the years ended December 31, 2004, 2003 and 2002, respectively, which are included in operating expenses in the consolidated statements of operations. As of December 31, 2004 and December 31, 2003, the Company had accrued expenses of $8.0 million and $3.7 million, respectively, for such amounts, which are included in accrued expenses on the consolidated balance sheets.

The Company maintains director and officer liability insurance with respect to liabilities arising out of certain matters, including matters arising under securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the insurance policies. While the Company believes that the policies it had in place in 2002 provide coverage for certain of the

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7)	Guarantees and Indemnifications (continued)

claims, the Company’s insurance carriers have reserved their rights under the policies with respect to the payment of these claims, have disputed the availability of coverage on various grounds and have made no payments under these policies for the vast majority of the costs incurred by the Company in connection with these matters, including the costs of legal expenses and other costs of defense incurred by the Company as well as by current and former officers and directors, and settlement costs. In April 2004, the Company commenced a formal dispute resolution process pursuant to these policies.

(8)	Income Taxes

The Company’s loss from continuing operations before income taxes and cumulative effect of accounting change for the years ended December 31, 2004, 2003 and 2002 consisted of the following components (in thousands):

	Year ended December 31,
	2004	2003	2002
Domestic	$(166,205)	$(704,318)	$(2,894,110)
Foreign	89,331	64,455	35,266

	$(76,874)	$(639,863)	$(2,858,844)

The income tax benefit from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Current:
Federal	$(20,155)	$(36,333)	$(34,694)
State	2,593	867	(4,461)
Foreign	4,966	7,441	2,468

	(12,596)	(28,025)	(36,687)
Deferred:
Federal	5,853	(30,888)	(509,066)
State	(1,182)	(3,971)	(65,451)

	4,671	(34,859)	(574,517)

Total	(7,925)	$(62,884)	$(611,204)

A reconciliation of the expected income tax benefit from continuing operations using the U.S. statutory rate of 35 percent to the income tax benefit is as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Expected income tax benefit	$(26,906)	$(223,952)	$(1,000,595)
State taxes, net of federal effect	2,250	(2,196)	(81,672)
Nondeductible goodwill impairment	25,283	70,142	484,821
Foreign losses and taxes, net of credits	378	8,569	(9,243)
Provision for audit adjustments	20,543	—	—
Change in valuation allowance	(27,964)	81,425	(5,648)
Other	(1,509)	3,128	1,133

Total	$(7,925)	$(62,884)	$(611,204)

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8)	Income Taxes (continued)

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss, capital loss and credit carryforwards	$84,592	$68,280
Write down of investments and other assets	12,605	49,345
Expense items	61,912	90,580
Intercompany income	15,244	17,415
Deferred revenue	15,126	19,517

Total deferred tax assets	189,479	245,137
Valuation allowance on deferred tax assets	(148,463)	(176,427)

Net deferred tax assets	41,016	68,710

Deferred tax liabilities:
Tax versus financial depreciation and amortization	(65,427)	(95,363)

Total deferred tax liabilities	(65,427)	(95,363)

Net deferred tax liabilities	$(24,411)	$(26,653)

Deferred tax assets and deferred tax liabilities are reported on the consolidated balance sheets as follows:

Deferred tax assets:
Included in current deferred tax assets, net	$14,569	$25,856
Included in deferred tax liabilities, net	26,447	42,854

	$41,016	$68,710

Deferred tax liabilities:
Included in current deferred tax assets, net	$(10,706)	$(4,681)
Included in deferred tax liabilities, net	(54,721)	(90,682)

	$(65,427)	$(95,363)

The valuation allowance on deferred tax assets relates to future deductible temporary differences, capital loss carryforwards, foreign credit carryforwards and net operating loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. Although realization is not assured, management has concluded that it is more likely than not that the deferred tax assets for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities and the ability to carry back capital losses to offset capital gains in prior periods. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future income taxes are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences. For the period ended December 31, 2004, the change in the valuation allowance was primarily attributable to the tax effect of current year capital losses that will be carried back to offset prior year capital gains.

As of December 31, 2004, the Company had available net operating loss carryforwards aggregating approximately $106.1 million to offset future United States income taxes expiring in fiscal years 2009 through 2021. As a result of previous transactions, which involved an ownership change as defined in the applicable section of the Internal Revenue Code, the Company will be subject to an annual limitation of $5.2 million on the use of $66.4 million of its net operating loss carryforwards. The remaining $39.7 million of net operating losses are also subject to limitations. Additionally, the Company has approximately $17.8 million of foreign tax credits to offset future United States income taxes expiring in fiscal years 2009 through 2014 and capital loss carryforwards of $31.9 million that are due to expire in fiscal year 2009.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8)	Income Taxes (continued)

Assessment of the Company’s current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. The IRS is currently examining the Company’s U.S. federal tax returns for years 2000 and 2001. In 2004, the Company increased reserves primarily to reflect adjustments proposed by the IRS. These amounts are netted against current income tax receivable on the consolidated balance sheet. The ultimate resolution of the Company’s current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods. Management believes that adequate reserves have been made for any adjustment that might be assessed for open years.

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

The Company generally grants stock options under the Plans at exercise prices equal to the market value of the Company’s stock on the dates of grant, resulting in no compensation expense. The only exceptions to this policy are as follows:

(i)	In 1998, the Company entered into employment agreements with its then Chief Executive Officer and Chief Financial Officer that provided accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. Compensation expense is recognized only when the Company determines that these executives will benefit from the extension of the post-employment exercise period. On April 18, 2003, the Company terminated the former executives’ employment for cause and recognized stock compensation expense of $33.7 million during the year ended December 31, 2003. (See Note 14.)

(ii)	In January 1998, the Company awarded stock options to its then Chief Executive Officer, subject to stockholder approval. The exercise price for the award was set at the market price of the Company’s stock on the date of the award. The measurement date, however, was determined to be the date of stockholder approval (which was not a formality), at which date the market value of the underlying stock exceeded the exercise price by $25 million. Stock compensation expense related to this award of $0.2 million was recognized using the accelerated method during the year ended December 31, 2002.

(iii)	In recording the July 2000 TV Guide acquisition, a portion of the purchase price was assigned to unearned compensation expense for unvested TV Guide stock options assumed by the Company. Stock compensation expense of $0.3 million, $2.7 million and $20.9 million during the years ended December 31, 2004, 2003 and 2002 reflects the amortization of unearned compensation recorded in the TV Guide transaction using the accelerated method.

The Plans allow for the issuance of stock options to purchase a maximum of 117.7 million shares of the Company’s Common Stock. As of December 31, 2004, there were 32.1 million shares available for future option grants under the Plans.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9)	Stock Option Plans (continued)

The following table summarizes information about stock option transactions (shares in thousands):

	Year ended December 31,
	2004		2003		2002
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	37,086	$7.25	47,676	$7.72	59,383	$14.55
Granted	4,099	5.64	3,200	3.43	9,994	10.75
Exercised	(5,795)	4.72	(9,689)	2.97	(308)	4.14
Cancelled	(1,726)	11.45	(4,101)	19.89	(21,393)	28.49

Outstanding at end of period	33,664	7.31	37,086	7.25	47,676	7.72

Options exercisable at end of period	27,117	7.83	31,565	7.56	40,061	7.36

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2004 (shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Years of Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$2.59-$5.00	6,649	6.7	$3.34	4,147	$3.29
$5.01-$10.00	23,950	4.2	6.19	19,951	6.23
$10.01-$15.00	854	3.6	13.21	849	13.21
$15.01-$30.00	1,069	4.4	22.69	1,051	22.72
$30.01-$45.00	1,105	4.9	33.89	1,083	33.79
$45.01-$314.25	37	4.5	74.00	36	74.19

Total	33,664	4.7	7.31	27,117	7.83

(10)	Warrants

In connection with the acquisition of SkyMall, the Company reserved 90,402 shares of the Company’s common stock for issuance upon the exercise of outstanding warrants to acquire SkyMall common stock. These warrants were valued using the Black-Scholes option pricing model at $671,000 at the date of acquisition. As of December 31, 2004, warrants with the right to acquire 7,379 shares of the Company’s common stock remain exercisable. The outstanding warrants are effectively exercisable at prices ranging from $53 to $200 and expire in June 2005.

(11)	Stock Repurchase Program

In April 2002, the Company’s Board of Directors approved an extension of its authorization granted in fiscal 2001 to repurchase up to $300.0 million of the Company’s outstanding shares of common stock. The authorization permitted the Company to purchase shares in the open market at prevailing prices, or in privately negotiated transactions at then prevailing prices, provided that the Company complied with SEC regulations regarding such purchases. The extension expired on September 18, 2002. During 2002, until such expiration, the Company repurchased a total of 6.9 million shares for an aggregate price of $63.4 million. Shares repurchased under the stock repurchase program are included in treasury stock in the accompanying consolidated balance sheets and statements of stockholders’ equity.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(12)	Employee Benefit Plans

The Company has defined contribution plans, which provide most of its employees with the ability to defer a percentage of their annual compensation subject to certain limitations. The Company matches the employee’s deferrals based on certain percentages of the employee’s deferrals. The Company recorded contribution expense of $2.5 million, $2.6 million and $3.5 million relating to these plans during the years ended December 31, 2004, 2003 and 2002, respectively.

(13)	Litigation and Other Contingencies

SEC Matters

In October 2002, the SEC issued a formal order of investigation to determine whether there had been violations of the federal securities laws by the Company and/or others involved with the Company. In a related proceeding initiated by the SEC, an order was issued requiring the Company to maintain approximately $37.0 million in segregated, interest-bearing bank accounts established in connection with the Company’s November 2002 management and corporate governance restructuring, and preventing the Company from paying any portion of those funds to the Company’s former chief executive officer, Dr. Henry Yuen, or its former chief financial officer, Elsie Ma Leung. Dr. Yuen and Ms. Leung appealed these orders, and their appeal is still pending. In June 2003, the SEC filed an action alleging violations of the federal securities laws by Dr. Yuen and Ms. Leung and subsequently amended its complaint to include three more of the Company’s former employees. The Company was not named as a party in this action. However, in 2004, the Company reached a final settlement with the SEC that concluded the SEC’s investigation into the Company. Under the terms of the settlement, the Company paid a civil penalty of $10.0 million, without admitting or denying the SEC’s allegations, from the $42.5 million which had been set aside as restricted cash in the first quarter of 2004 (“Restricted Funds”) in connection with the Company’s settlement agreement related to the Consolidated Shareholder Class Action litigation. The SEC has also reached settlements with each of the individual defendants; however, three of these settlements remain subject to approval of the full Securities and Exchange Commission and the Court.

Shareholder and Derivative Litigation

In 2002, the Company and certain of its officers and directors were served with a number of complaints on behalf of persons who purchased the Company’s common stock during various periods, the broadest of which was August 1999 through April 2002, alleging violations of the federal securities laws. Several of these cases were consolidated in the U.S. District Court for the Central District of California. During 2004, the claims against the Company in the Consolidated Shareholder Class Action were settled. During the third quarter of 2004, the Company exercised its option to substitute cash for 2,052,545 shares of common stock that were to be issued to members of the class. Additionally, the Company paid $12.8 million from cash, relinquished control over the remaining $32.5 million of Restricted Funds, and issued 328,407 shares of common stock in the third quarter of 2004. The Company anticipates issuing the remaining 1,724,138 shares of common stock, such that the aggregate value of such settlement stock and additional shares or cash equals $10.5 million, in accordance with the terms of the settlement agreement in 2005.

In addition, during 2004, the Company agreed to settle two individual shareholder lawsuits based on similar claims, which had not been consolidated with the federal securities class action. One additional individual shareholder lawsuit based on similar claims to the consolidated federal securities class actions remains pending. The Company along with certain of its current and former officers and directors was also sued in three shareholder derivative actions in 2002 and 2003. One of these cases was voluntarily dismissed by the plaintiffs in 2003, and the Company reached an agreement to settle the two remaining cases in 2004.

The Company has tendered various claims, including claims for defense costs, related to the SEC investigation and the shareholder and derivative actions referred to above, to the issuers of its directors and officers liability insurance policies. The Company’s insurance carriers have reserved their rights under the policies with respect to the payment of these claims, have disputed the availability of coverage under these policies on various grounds, and have made no payments under the policies for the vast majority of the costs incurred by the Company in connection with these matters. While the Company believes that the policies provide coverage for these claims, subject to the aggregate limits of coverage under such policies, the Company cannot

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(13)	Litigation and Other Contingencies (continued)

estimate the amount of insurance proceeds, if any, that it will receive under the policies in connection with these matters nor the timing of the receipt of any such proceeds or the conditions upon which such proceeds will be made available to the Company. The Company has not recorded a contingent receivable with respect to these matters in the accompanying financial statements.

Patent and Antitrust Litigation

The Company is involved in several pending patent and antitrust litigations. The Company has not recorded a contingent receivable with respect to these matters in the accompanying financial statements.

MDL Patent Litigation

Various patent and antitrust litigation matters involving the Company and Scientific-Atlanta, Inc. (“SA”) have been consolidated in the U.S. District Court for the Northern District of Georgia (the “MDL Litigation”).

In December 1998, SA commenced an action against the Company seeking a declaratory judgment of noninfringement and invalidity of eight U.S. patents. The complaint also alleges that the Company has violated federal antitrust laws and seeks damages and injunctive relief. The Company counterclaimed for infringement of five of the patents. In August and November 2002, the Court entered summary judgment of non-infringement of two of the patents and in June 2003, the Court entered summary judgment of non-infringement of two additional patents. Also, in July 2003, the Court ruled that SA did not infringe another of the patents. In August 2003 the Court entered a Consent Order whereby SA dismissed without prejudice its declaratory judgment claims under one of the patents and another Consent Order stipulating as to the non-infringement of another patent by certain SA digital set-top box products. Also, in December 1998, the Company commenced an action against SA alleging infringement of two patents and seeking damages and injunctive relief. In 2002, the Court ruled that the SA digital set-top boxes and other products at issue did not infringe the patents, and also ruled that the invalidity issues would not be heard unless and until the summary judgment orders were reversed in whole or in part. In March 2004, the Court granted SA’s motions for summary judgment on the remaining patent claims in this case. The court also granted the Company’s motions for partial summary judgment on SA’s federal anti-trust claims against the Company. The Company is currently in settlement and cross-licensing discussions with Scientific-Atlanta to resolve outstanding litigation between the two companies. In conjunction with the settlement discussions between the Company and SA, the parties obtained Court approval for a further stay of discovery and an extension of time within which to file a consent scheduling order.

Non-MDL Patent Litigation in the Northern District of Georgia

In June 1999, SA filed an action against the Company’s StarSight subsidiary seeking a declaratory judgment of invalidity and non-infringement of two patents. StarSight answered the complaint as to one of the patents and counterclaimed against SA for infringement of both patents, seeking damages and injunctive relief. The action was put on hold pending completion of the appeal of the ITC Investigation. In July 1999, SA filed another action against StarSight alleging infringement of three SA patents and seeking damages and injunctive relief. In February 2001, the Company filed an additional patent infringement action against SA.

In November 2002, SA and PowerTV, Inc. filed a counterclaim against the Company in a case commenced against SA by Personalized Media Communications, LLC (“PMC”). At that time, SA and PowerTV asserted declaratory relief claims against the Gemstar parties seeking a declaration of non-infringement, invalidity, and unenforceability of certain patents licensed to the Company by PMC. In February 2003, the Company answered SA’s and PowerTV’s counterclaims and asserted causes of action against SA for patent infringement and against PMC for breach of contract. A claim construction hearing on the infringement claims was held in February 2004. The parties wait for a ruling on the claims construction issues.

ITC Investigation

In February 2001, the Company and StarSight filed a complaint requesting that the U.S. International Trade Commission (“ITC”) commence an investigation regarding imports of certain set-top boxes and components thereof. The complaint alleges that Pioneer Corporation, SA, EchoStar Communications Corporation, and SCI Systems, Inc. are violating the law by their

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(13)	Litigation and Other Contingencies (continued)

unlawful importation, sale for importation and/or sale in the United States after importation of set-top boxes and/or components that infringe certain patents owned by the Company. In 2002, an initial determination was issued finding that all of the patents were valid, that none of the patents at issue had been infringed by any of the respondents, that one of the patents at issue was unenforceable both because it had been misused by the Company and also because a co-inventor had not been named on the patent, and that the Company failed to establish the technical prong of the ITC’s domestic industry requirement, which requires the Company to practice its inventions covered by the patents in suit. Also in 2002, the ITC determined not to review this determination and entered an additional finding with regard to the technical prong of the domestic industry requirement on one claim of one of the patents. The Commission took no position on the patent misuse findings of the administrative law judge. The Company appealed the ITC determination and in September 2004, the Court of Appeals for the Federal Circuit vacated the ITC’s ruling that SA did not infringe two of the three patents at issue. In 2004, the Company entered into separate settlement agreements with Pioneer, EchoStar, and SCI, which resolved the claims between the Company and those parties in this matter. On January 11, 2004, after resolution of the Company’s appeal, the case was returned to the ITC.

SuperGuide Case

In March 2001, the Company’s Gemstar Development Corporation (“GDC”) subsidiary was added as a defendant in a lawsuit brought by SuperGuide Corporation (“SuperGuide”) against various third parties that alleged patent infringement with respect to three patents. After being added as a party, GDC brought claims for declaratory relief and breach of contract against SuperGuide relating to a 1993 license agreement between SuperGuide and GDC and claims against EchoStar for infringing the SuperGuide patents within GDC’s defined fields of use. In July 2002, the District Court granted the defendants’ motion for summary judgment, finding that the defendants did not infringe the SuperGuide patents and dismissing all remaining claims in the case without prejudice. GDC appealed this decision in August 2002. In February 2004, the appellate court issued its decision, vacating the lower court’s summary judgment ruling and remanding the case for further proceedings. In March 2004, GDC entered into a settlement with EchoStar, which resolved GDC’s claims against EchoStar in this matter. In July 2004, SuperGuide filed a motion to amend its complaint to include claims that GDC breached its license agreement by licensing parties outside of its field of use and failing to pay SuperGuide accordingly.

Other Litigation

In 2000, a complaint was filed against Murdoch Magazines Distribution, Inc. (now TV Guide Distribution) and other parties by United Magazine Company, Inc. (“Unimag”). The complaint alleged claims against Murdoch Magazines for violation of assorted common law tort and contract claims and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys’ fees and costs. In 2000, Unimag filed an amended complaint adding TV Guide Distribution and six other national distributors as defendants and adding other claims. In 2003, one of the plaintiffs withdrew its claim alleging theft of trade secrets; however, other claims still exist. In December 2004, the court effectively granted partial summary judgment in favor of Murdoch Magazines and other national distributors.

In May 2003, Dr. Yuen and Ms. Leung commenced arbitration proceedings with the American Arbitration Association against the Company to contest their termination for cause. The arbitration is in its early stages.

In June 2003, the Company’s former general counsel, Jonathan Orlick, filed a demand for arbitration for employment termination claims and related expense claims. In October 2004, the parties entered into a settlement agreement that resolved all claims between the Company and Mr. Orlick.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In connection with the management restructuring agreements, the Former Executives:

(i)	Consented to the Company’s cancellation of 20.2 million stock options, which represented all options granted to the Former Executives after March 1998 through the date of the management restructuring. In accordance with their 1998 employment agreements, their remaining 32.2 million options vested in full and became exercisable for their full remaining term. In 1998 a new measurement date occurred and no additional compensation expense was required for the vesting modification. Compensation expense is recognized only to the extent the individuals actually benefit from this modification and that amount would be charged as compensation expense over the remaining vesting period. The Company determined that the Former Executives will benefit from the extension of the post-employment exercise period fully when the Company terminated the Former Executives’ employment for cause on April 18, 2003, as more fully described below. Stock compensation related to this extension modification of $33.7 million was recognized during the year ended December 31, 2003. (See Note 9.)

(ii)	Were entitled to an issuance of 7.9 million shares of restricted stock. The aggregate market value of the restricted stock was $31.2 million and consistent with the Company’s past policy is recorded as unearned compensation and charged to expense using the accelerated method over the vesting period. Stock compensation expense related to this award of $2.9 million was recognized during the year ended December 31, 2002. This previously recorded expense was reversed in 2003, since the Former Executives’ employment was terminated in April 2003 and the restricted stock will not be issued.

(iii)	Were to be paid an aggregate termination fee of $29.4 million and accrued and unpaid salary, bonus and vacation totaling $8.2 million, of which $0.5 million was paid out through December 31, 2002. The Company deposited $37.1 million into a segregated interest bearing account (identified as restricted cash on the consolidated balance sheet) equal to the sum of the termination fee, unpaid salaries, bonuses and vacation. Pursuant to a court order, these funds totaling $38.0 million at December 31, 2004 will remain the property of the Company and the Company is prohibited from disbursing any portion of these funds to the Former Executives, absent further court order.

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

The Company has continued to pay salary and benefits to Dr. Yuen and Ms. Leung during the post-employment period at pay rates in effect prior to their termination on April 18, 2003. In accordance with the terms of each former executive’s respective employment agreements, the Company is obligated to pay such amounts until an arbitration panel concurs that each of them was properly terminated. Such payments totaled approximately $2.8 million for the year ended December 31, 2004

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(14)	Management Restructuring and Post-Employment Compensation (continued)

and $2.1 million for the period from the termination date through December 31, 2003, and are included in operating expenses in the consolidated statements of operations.

Pursuant to the terms of the Patent Rights Agreement, the Company has the option to acquire certain of Dr. Yuen’s inventions during the period commencing on April 18, 2003 and ending on November 7, 2009. The Company may, in its sole discretion, terminate the agreement on April 18, 2006. The Company agreed to grant Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not to compete with the Company within the fields of interactive program guides and interactive television. Subject to applicable terms and conditions, the agreement provides for (i) annual compensation of $250,000, (ii) an acquisition fee of $250,000 for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the Patent Rights Agreement from the sale of specified products and services with a guaranteed minimum of $1.25 million and a maximum of $2.75 million annually, with the minimum and maximum subject to annual adjustment for increases in the Consumer Price Index for Los Angeles, California, and (iv) 200,000 stock options per year to be granted each November at the market price on the date of grant during the term of this agreement. As a result of the termination of Dr. Yuen’s employment on April 18, 2003, and the resulting commencement of the effective term of the Patent Rights Agreement, the Company recognized a compensation charge and royalty fee totaling $3.0 million and $2.1 million for the years ended December 31, 2004 and 2003, respectively. These costs are included in operating expenses in the consolidated statements of operations. Under the terms of the restructuring agreements, the Company will not be obligated to issue any stock options under the agreement as a result of the forfeiture of Dr. Yuen’s right to receive such options.

(15)	Related Party Transactions and Other Significant Relationships

As of December 31, 2004, News Corporation beneficially owns approximately 41% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

The Company charged entities controlled by News Corporation $15.3 million, $12.3 million and $15.3 million for advertising and other services during the years ended December 31, 2004, 2003 and 2002, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $1.1 million, $2.3 million and $3.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company also purchased broadcast advertising from a News Corporation-controlled entity in the amount of $1.4 million during the year ended December 31, 2003. No such purchases occurred during 2004.

The Company also provides advertising and other services to a third party that is the beneficiary of a media services commitment from News Corporation. News Corporation pays the Company for the services provided to the third party, and accordingly reduces News Corporation’s obligation to this third party. The Company charged News Corporation $4.4 million and $3.2 million for the years ended December 31, 2004 and 2003, respectively. No such services were provided for the year ended December 31, 2002.

The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $4.3 million, $4.3 million and $4.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

News Corporation also provided the Company with the services of various News Corporation personnel from October 2002 through June 2003, and for the month of December 2004, including the Company’s current chairman of the board of directors and former acting chief financial officer. Expenses associated with these services were less than $0.1 million for the year ended December 31, 2004, and approximated $0.6 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. For each of the years ended December 31, 2003 and 2002, the Company also purchased catalog inventory and eBook content from News Corporation-controlled entities totaling $0.1 million, respectively. No comparable purchases occurred during 2004.

During 2004, the Company entered into a long-term capital sublease of $13.8 million with a News Corporation-controlled entity for a transponder to be used in its Cable and Satellite operations. At December 31, 2004, the current and long-term portions of this capital lease obligation were $0.5 million and $13.3 million, respectively. During 2004, the Company made

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(15)	Related Party Transactions and Other Significant Relationships (continued)

payments of $0.6 million, including $0.1 million as a prepayment of the final month’s rent. Related amortization and interest expense for 2004 under this capital sublease was $0.7 million.

The Company transmits interactive program guide data in the vertical blanking interval of television broadcast stations owned and operated by an affiliate of News Corporation. In exchange, the affiliate’s stations are entitled to a preferred position on the IPG in their designated market areas. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

As of December 31, 2004 and December 31, 2003, the Company had receivables due from News Corporation-controlled entities totaling $2.7 million and $1.8 million, respectively, and payables due to News Corporation-controlled entities totaling $0.1 million and $0.3 million, respectively.

The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

The Company, through its wholly owned subsidiary, TV Guide On Screen, Inc. leases approximately 25,941 square feet of office space from CMT Realty Partnership, a privately held real estate partnership. The two sons of Douglas Macrae, an executive officer of the Company, through the 1993 DBM Descendants Trust (“DBM Trust”), own a 45% interest in CMT Realty Partnership. Rent expense recognized under this lease totaled $0.6 million for the year ended December 31, 2004, and $0.4 million for each of the years ended December 31, 2003 and 2002, respectively. DBM Trust may receive distributions from CMT Realty Partnership, which include profits from the lease arrangement with the Company.

(16)	Segment and Geographical Information

Effective January 1, 2003, the Company restructured its businesses into four groups that also represent its reportable business segments. The segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses.

The Publishing Segment consists of the Company’s publishing and web site units including TV Guide magazine, TV Guide Online and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups.

The Cable and Satellite Segment offers technologies, products, and services to consumers and service providers in the cable and satellite industry. The business units in this Segment include TV Guide Channel, TV Guide Interactive, TVG Network, and other smaller related businesses. As described in Note 2, the SNG Businesses previously reported as part of this Segment are now shown as discontinued operations in the accompanying consolidated statements of operations.

The CE Licensing Segment is responsible for the licensing of the Company’s proprietary technologies and intellectual property to the CE manufacturing industry and interactive television software providers, and recognizes advertising revenues related to IPGs incorporated in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, under the G-GUIDE brand in Asia and under the GUIDE Plus+ brand in Europe. This Segment also has licensed certain IPG patents to manufacturers of set-top boxes for the DBS industry and continues to license certain IPG patents to interactive television software providers and program listings providers in the online, personal computer and other non-television businesses. As a result of an agreement with DirecTV that became effective January 1, 2004, the Company no longer collects one-time license fees from manufacturers of DirecTV’s set-top boxes, but instead is paid by DirecTV on a recurring revenue model based initially on new subscribers. Revenues earned from DirecTV are recognized by the Cable and Satellite Segment. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and litigation related to the enforcement or defense of patent claims.

The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(16)	Segment and Geographical Information (continued)

The Company’s reportable industry segments are strategic business units that offer distinct products and services and compete in distinct industries. The Company’s chief operating decision maker uses an adjusted EBITDA (as defined below) measurement to evaluate the performance of, and allocate resources to, the industry segments. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss when reviewed by the Company’s chief operating decision maker. Balance sheets of the reportable segments are not used by the chief operating decision maker to allocate resources or assess performance of the businesses.

Cable and Satellite Segment information for 2003 and 2002 has been restated to reflect only the results of businesses that are part of the Company’s continuing operations. Certain prior period amounts, including the results of discontinued operations, have been reclassified to conform to the current presentation.

Segment information for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Publishing Segment:
Revenues	$383,811	$423,567	$474,098
Operating expenses, exclusive of lease settlement (1)	380,216	415,619	430,991
Lease settlement	(10,088)	—	16,225

Adjusted EBITDA(2)	13,683	7,948	26,882

Cable and Satellite Segment:
Revenues	230,948	161,776	154,191
Operating expenses(1)	133,040	121,657	101,846

Adjusted EBITDA(2)	97,908	40,119	52,345

CE Licensing Segment:
Revenues	117,541	109,767	116,146
Operating expenses(1)	74,941	69,911	85,408

Adjusted EBITDA(2)	42,600	39,856	30,738

Corporate Segment:
Operating expenses(1)	78,870	169,257	104,026

Adjusted EBITDA(2)	(78,870)	(169,257)	(104,026)

Consolidated
Revenues	732,300	695,110	744,435
Operating expenses, exclusive of lease settlement (1)	667,067	776,444	722,271
Lease settlement	(10,088)	—	16,225

Adjusted EBITDA(2)	75,321	(81,334)	5,939

Stock compensation	(437)	(33,551)	(23,965)
Depreciation and amortization	(40,548)	(133,577)	(315,695)
Impairment of intangible assets	(131,637)	(391,003)	(2,419,933)

Operating loss	(97,301)	(639,465)	(2,753,654)
Interest income (expense), net	5,705	(4,240)	(3,224)
Other income (expense), net	14,722	3,842	(101,966)

Loss from continuing operations before income taxes and cumulative effect of accounting change	$(76,874)	$(639,863)	$(2,858,844)

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization, and impairment of intangible assets.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	Adjusted EBITDA is defined as operating loss, excluding stock compensation, depreciation and amortization and impairment of intangible assets. The Company believes adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate performance of and make decisions about resource allocation to the industry segments.

The following table presents revenues earned from customers located in the United States and in foreign countries. Long-lived assets are grouped by their physical location (in thousands):

	Year ended December 31,
	2004	2003	2002
Revenues:
United States	$666,611	$637,052	$668,268
Foreign	65,689	58,058	76,167

Total	$732,300	$695,110	$744,435

	December 31,
	2004	2003
Long-lived assets:
United States	$571,339	$867,173
Foreign	2,307	1,601

Total	$573,646	$868,774

No single customer or country other than the United States accounted for more than 10% of total revenues for the years ended December 31, 2004, 2003 and 2002.

(17)	Quarterly Information (unaudited)

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2004
Revenues (1)	$193,179	$178,543	$174,004	$186,574
(Loss) income from continuing operations (2).	(13,442)	41,196	(98,343)	1,640
(Loss) income from discontinued operations, net of tax	(26,334)	808	14	—
Net (loss) income	(39,776)	42,004	(98,329)	1,640
Basic and diluted (loss) income per share from continuing operations	$(0.03)	$0.10	$(0.23)	$0.00

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2003
Revenues (3)	$176,051	$179,368	$163,391	$176,300
Loss from continuing operations (4)	(51,356)	(27,946)	(22,209)	(475,468)
(Loss) income from discontinued operations, net of tax	5,994	5,412	4,072	(15,897)
Net loss	(45,362)	(22,534)	(18,137)	(491,365)
Basic and diluted loss per share from continuing operations	$(0.13)	$(0.07)	$(0.05)	$(1.14)

(1)	The Company reclassified $2.0 million, $0.6 million and $1.1 million from expenses to revenues for the quarters ended March 31, June 30 and September 30, respectively, relating to certain consideration given by the Company to a customer.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	The Company recorded income tax expense of $39.5 million or 151.5% of income from continuing operations for the quarter ended March 31, 2004. The Company’s effective tax rate was negatively impacted by a valuation allowance recorded against a deferred tax asset created upon completion of multi-year patent license and distribution agreements with Echostar and Comcast (See Note 2). The Company also recorded $19.4 million in revenue from one-time settlements that relate to prior service periods in the quarter ended March 31, 2004. On May 6, 2004 the Internal Revenue Service published Revenue Procedure 2004-34, effective for taxable years ending on or after May 6, 2004. Revenue Procedure 2004-34 significantly reduced the anticipated deferred tax asset associated with the EchoStar and Comcast agreements. As a result, the Company recorded an income tax benefit of $23.3 million for the quarter ended June 30, 2004, to lower its effective tax rate to 36.9% for the six months ended June 30, 2004. The Company also recorded a $10.1 million reduction in expenses relating to the settlement of a lease in the quarter ended June 30, 2004 (See Note 2). The Company recorded impairment charges to goodwill and indefinite-lived intangible assets totaling $131.6 million in the quarter ended September 30, 2004.

(3)	The Company reclassified $2.4 million, $1.2 million, $1.7 million and $1.1 million from expenses to revenues for the quarters ended March 31, June 30, September 30 and December 31, respectively, relating to certain consideration given by the Company to a customer.

(4)	The Company completed its annual goodwill impairment test as of October 31, 2003 for all of its reporting units and recorded impairment charges to goodwill and indefinite-lived intangible assets totaling $391.0 million in the quarter ended December 31, 2003. The Company reached an agreement to settle the Consolidated Shareholder Class Action lawsuits pending in the U.S. District Court for the Central District of California and recorded a pre-tax charge of $67.5 million in the fourth quarter of 2003. The Company also recorded $8.7 million related to other matters in the fourth quarter of 2003.

EXHIBIT INDEX

Exhibit Number	Document Description

2.1	Agreement and Plan of Merger dated as of October 4, 1999, among Gemstar International Group Limited, G Acquisition Subsidiary Corp. and TV Guide, Inc., as amended on February 7, 2000 (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-96407), filed February 8, 2000)

3.1	Certificate of Incorporation of Gemstar International Group Limited (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-96407), filed February 8, 2000)

3.2	Certificate of Amendment to the Certificate of Incorporation of Gemstar-TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 10-K for the year ended December 31, 2003)

3.3	Amended and Restated Bylaws of Gemstar-TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

3.4	Amendment to Amended and Restated Bylaws of Gemstar-TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 10-K for the year ended December 31, 2003)

3.5	Amended and Restated Bylaws, as amended on December 3, 2004 (Incorporated by reference to Gemstar’s Form 8-K, filed on December 3, 2004)

4.1	Second Amended and Restated Rights Agreement, effective as of July 12, 2000, between Gemstar and American Stock Transfer & Trust Company (Incorporated by reference to Gemstar’s Form 8-K, filed July 12, 2000)

4.2	Supplemental Indenture dated as of May 15, 2001, between TV Guide, Inc. and The Bank of New York (Incorporated by reference to Gemstar’s Amendment No. 3 on Form 10-K/A, filed March 31, 2003)

10.1	Gemstar-TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (Formerly the Gemstar International Group Limited 1994 Stock Incentive Plan; Composite Plan Document Reflecting Stock Splits and Plan Amendments Through 2001) (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-K/A, filed April 30, 2002)

10.2	Amendment to Gemstar-TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (formerly the Gemstar International Group Limited 1994 Stock Incentive Plan; Composite Plan Document Reflecting Stock splits and Plan Amendments Through 2001)(Incorporated by reference to Gemstar’s Form 10-K for the year ended December 31, 2003)

10.3	Form of Stock Option Agreement for Directors (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2004)

10.4	Form of Stock Option Agreement for Employees (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2004)

10.5	Form of Restricted Stock Unit Agreement (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2004)

10.6	Gemstar International Group Limited Deferred Compensation Plan, effective as of January 30, 2000 (Incorporated by reference to Gemstar’s Form 10-K for the year ended March 31, 2000)

10.7	Trust under the Deferred Compensation Plan (Rabbi Trust) of Gemstar International Group Limited, effective as of January 30, 2000, by and between Gemstar International Group Limited and any appointed Subsidiary and Merrill Lynch Trust Company of California (Incorporated by reference to Gemstar’s Form 10-K for the year ended March 31, 2000)

10.8	SERP Deferred Compensation Plan (a continuation and restatement of the United Video Management, Inc. and Affiliates Employers’ SERP Deferred Compensation Plan); Trust under SERP Deferred Compensation Plan dated September 29, 1995 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended September 30, 1995)

10.9	Stockholders Agreement, dated as of October 4, 1999, by and among The News Corporation Limited, a South Australia, Australia corporation, Liberty Media Corporation, a Delaware corporation, Henry C. Yuen and Gemstar International Group Limited, a British Virgin Islands corporation (Incorporated by reference to Gemstar’s Form 8-K, filed February 8, 2000)

Exhibit Number	Document Description

10.10	Facility A Loan Agreement for $300,000,000 Revolving Credit Facility among TV Guide, Inc. and various Financial Institutions, dated as of March 1, 1999 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended March 31, 1999)

10.11	First Amendment and Waiver to Facility A Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 25, 2000 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 1999)

10.12	Second Amendment to Facility A Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 9, 2001 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 2000)

10.13	Third Amendment and Waiver to Facility A Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of June 19, 2003 (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended June 30, 2003)

10.14	Facility B Loan Agreement for $300,000,000 364-day Credit Facility among TV Guide, Inc. and various Financial Institutions, dated as of March 1, 1999 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended March 31, 1999)

10.15	First Amendment and Waiver to Facility B Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 25, 2000 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 1999)

10.16	Second Amendment to Facility B Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of February 9, 2001 (Incorporated by reference to Form 10-K of TV Guide, Inc. for the year ended December 31, 2000)

10.17	Third Amendment and Waiver to Facility B Loan Agreement among TV Guide, Inc. and various Financial Institutions, dated as of June 19, 2003 (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended June 30, 2003)

10.18	Parent Guaranty by Gemstar-TV Guide International, Inc. in favor of Bank of America, N.A., for the Issuing Bank and the Lenders, dated June 19, 2003 (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended June 30, 2003)

10.19	Umbrella Agreement, dated November 7, 2002, by and among The News Corporation Limited, Henry C. Yuen, Elsie Ma Leung and Gemstar–TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.20	Amendment No. 1 to the Stockholders’ Agreement, entered into on November 7, 2002, by and among The News Corporation Limited, Henry C. Yuen, and Gemstar–TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.21	Termination Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc., Gemstar Development Corporation, and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.22	Employment Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.23	Patent Rights Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.24	Letter Agreement, dated November 7, 2002, between Gemstar–TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

Exhibit Number	Document Description

10.25	Termination Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc., Gemstar Development Corporation, and Elsie Ma Leung (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.26	Employment Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc. and Elsie Ma Leung (Incorporated by reference to Gemstar’s Form 8-K filed November 12, 2002)

10.27	Letter Agreement, dated November 7, 2002, between Gemstar–TV Guide International, Inc. and Elsie Ma Leung (Incorporated by reference to Gemstar’s Form 8-K filed November 12, 2002)

10.28	Separation and Consulting Agreement, entered into as of March 4, 2002, between Gemstar–TV Guide International, Inc. and Peter C. Boylan III (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-K/A, filed April 30, 2002)

10.29	Employment Agreement, dated September 9, 2002, between Gemstar–TV Guide International, Inc. and John Loughlin (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2002, filed March 31, 2003)

10.30	Employment Agreement, dated October 8, 2002, between Gemstar–TV Guide International, Inc. and Jeff Shell (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2002)

10.31	Employment Agreement, dated October 21, 2002, between Gemstar-TV Guide International, Inc. and Gloria Dickey

10.32	Employment Agreement, dated November 1, 2002, between Gemstar–TV Guide International, Inc. and Jonathan Orlick (Incorporated by reference to Gemstar’s Form 10-K for the year ended December 31, 2002)

10.33	Employment Agreement, dated as of December 24, 2002, between Gemstar-TV Guide International, Inc. and Stephen Kay (Incorporated by reference to Gemstar’s Form 10-K for the year ended December 31, 2003)

10.34	Employment Agreement, dated as of April 16, 2003, between Gemstar-TV Guide International, Inc. and Ian Aaron (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended June 30, 2003)

10.35	Employment Agreement, dated as of April 28, 2003, between Gemstar-TV Guide International, Inc. and Brian Urban (Incorporated by reference to Gemstar’s Form 8-K filed July 3, 2003)

10.36	Employment Agreement, dated as of May 9, 2003, between Gemstar-TV Guide International, Inc. and Christine Levesque (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended June 30, 2003)

10.37	Employment Agreement, dated as of December 23, 2003, between Gemstar-TV Guide International, Inc. and Douglas Macrae (Incorporated by reference to Gemstar’s Form 10-K for the year ended December 31, 2003)

10.38	Employment Agreement, dated as of February 17, 2004, between ODS Technologies, L.P. and Ryan O’Hara (Incorporated by reference to Gemstar’s Form 10-K for the year ended December 31, 2003)

10.39	Employment Agreement, dated as of December 9, 2004, between Gemstar-TV Guide International, Inc. and Richard Battista (Incorporated by reference to Gemstar’s Form 8-K filed on December 14, 2004)

10.40	Letter Agreement dated December 9, 2004, between Gemstar-TV Guide International, Inc. and Jeff Shell (Incorporated by reference to Gemstar’s Form 8-K filed on December 14, 2004)

10.41	First Amendment to Employment Agreement dated January 3, 2005 between Gemstar-TV Guide International, Inc. and John Loughlin (Incorporated by reference to Gemstar’s Form 8-K filed on January 6, 2005)

10.42	*Memorandum of Understanding, dated February 12, 2004, between Gemstar-TV Guide International, Inc. and Lead Plaintiffs Teachers’ Retirement System of Louisiana and the General Retirement System of Detroit on behalf of themselves and members of the putative class (Incorporated by reference to Gemstar’s Form 10-K for the year ended December 31, 2003)

Exhibit Number	Document Description

10.43	Stipulation of Partial Settlement dated April 13, 2004, between Gemstar-TV Guide International, Inc. and Lead Plaintiffs Teachers’ Retirement System of Louisiana and the General Retirement System of Detroit on behalf of themselves and members of the putative class (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2004)

10.44	Settlement Agreement between Gemstar-TV Guide International, Inc. and the plaintiffs in the actions set forth on Exhibit A thereto (Incorporated by reference to Gemstar’s Form 8-K filed on January 4, 2005)

10.45	Director Compensation Policy

16.1	Letter, dated November 11, 2002, from KPMG LLP regarding change in certifying accountant (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 8-K/A, filed November 13, 2002)

21.1	List of Subsidiaries

23	Consent of Ernst & Young LLP

31.1	CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.