Form 10-Q
period 2005-03-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2005-05-05
CIK 923282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
or

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

        As of April 28, 2005, there were 424,555,853 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.
INDEX

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$528,494	$558,529
Restricted cash	39,023	38,880
Marketable securities	16,220	11,191
Receivables, net	112,108	123,981
Deferred tax assets, net	6,986	3,863
Current income taxes receivable	16,670	21,333
Other current assets	27,991	30,950

Total current assets	747,492	788,727
Property and equipment, net	44,547	45,483
Indefinite-lived intangible assets	66,272	66,272
Finite-lived intangible assets, net	119,439	123,349
Goodwill	259,524	259,524
Income taxes receivable	40,996	40,998
Other assets	34,367	38,020

	$1,312,637	$1,362,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,743	$62,284
Accrued liabilities	154,082	171,621
Current income taxes payable	11,650	232
Current portion of capital lease obligation	526	515
Current portion of deferred revenue	160,923	161,687

Total current liabilities	367,924	396,339
Deferred tax liabilities, net	28,274	28,274
Capital lease obligation, less current portion	13,138	13,274
Deferred revenue, less current portion	471,513	485,941
Other liabilities	123,241	127,753
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share	--	--
Common stock, par value $0.01 per share	4,337	4,337
Additional paid-in capital	8,475,732	8,478,540
Accumulated deficit	(8,081,449)	(8,077,700)
Accumulated other comprehensive income, net of tax	440	659
Treasury stock, at cost	(90,513)	(95,044)

Total stockholders' equity	308,547	310,792

	$1,312,637	$1,362,373

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Publishing	$82,334	$98,362
Cable and satellite	64,813	42,128
Consumer electronics licensing	28,250	52,689

	175,397	193,179

Operating expenses:
Publishing	90,184	90,409
Cable and satellite	44,513	27,191
Consumer electronics licensing	14,719	20,345
Corporate	15,429	19,768

Operating expenses, exclusive of expenses shown below	164,845	157,713
Stock compensation	25	203
Depreciation and amortization	7,215	8,628

	172,085	166,544

Operating income	3,312	26,635
Interest income (expense)	3,304	(587)
Other income, net	278	45

Income from continuing operations before income taxes	6,894	26,093
Income tax expense	10,643	39,535

Loss from continuing operations	(3,749)	(13,442)

Discontinued operations:
Income from discontinued operations	--	14,339
Loss on disposal of discontinued operations	--	(28,882)
Income tax expense	--	11,791

Loss from discontinued operations	--	(26,334)

Net loss	$(3,749)	$(39,776)

Basic and diluted loss per share:
Loss from continuing operations	$(0.01)	$(0.03)
Loss from discontinued operations	--	(0.06)

Net loss	$(0.01)	$(0.09)

Weighted average shares outstanding - basic and diluted	424,287	420,032

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$310,792	$375,973
Net loss	(3,749)	(39,776)
Other comprehensive loss	(219)	(110)

Comprehensive loss	(3,968)	(39,886)

Other, principally shares issued pursuant to stock option plans, including tax benefit, and amortization of unearned compensation	1,723	27,345

Balance at end of period	$308,547	$363,432

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,749)	$(39,776)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,215	8,628
Deferred income taxes	(3,123)	(33,152)
Loss on disposal of discontinued operations	--	28,882
Transfer to restricted cash	--	(42,500)
Other	1,008	1,330
Changes in operating assets and liabilities:
Receivables	12,275	18,757
Income taxes receivable	4,665	(113)
Other assets	5,528	(3,972)
Accounts payable, accrued liabilities and other liabilities	(43,687)	(25,288)
Income taxes payable	11,418	80,860
Deferred revenue	(15,192)	216,968

Net cash (used in) provided by operating activities	(23,642)	210,624

Cash flows from investing activities:
Investments and acquisitions	--	(15,000)
Purchases of marketable securities	(5,099)	(4,502)
Maturities of marketable securities	7	4,775
Proceeds from sale of assets	11	2,322
Additions to property and equipment	(2,491)	(3,058)

Net cash used in investing activities	(7,572)	(15,463)

Cash flows from financing activities:
Repayment of capital lease obligations	(125)	(566)
Proceeds from exercise of stock options	1,403	25,883
Distributions to minority interests	--	(1,060)

Net cash provided by financing activities	1,278	24,257

Effect of exchange rate changes on cash and cash equivalents	(99)	(16)

Net (decrease) increase in cash and cash equivalents	(30,035)	219,402
Cash and cash equivalents at beginning of period	558,529	257,360

Cash and cash equivalents at end of period	$528,494	$476,762

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s 2004 Annual Report on Form 10-K and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

        The Company’s Consumer Electronic (“CE”) Licensing Segment revenues tended to be the highest in the first quarter, when CE manufacturers report their fourth quarter sales. The Publishing and Cable and Satellite Segments historically have higher revenues in the second half of the year.

        On March 1, 2004, the Company entered into an agreement with EchoStar Communications Corporation and/or certain of its subsidiaries (“EchoStar”) whereby EchoStar acquired substantially all of the operating assets and certain liabilities of the Company’s SuperStar/Netlink Group LLC, UVTV distribution services and SpaceCom Systems businesses (collectively the “SNG Businesses”). Accordingly, the SNG Businesses are shown as discontinued operations in the accompanying condensed consolidated statements of operations.

        Certain financial statement items for the prior period have been reclassified to conform to the 2005 presentation.

        Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123, Share-Based Payment (“Statement 123R”), which as amended is effective for the Company’s first quarter of 2006. See footnote 7 for a description of Statement 123R.

(2)  Dispositions and Acquisitions

        Discontinued Operations – SNG Businesses

        In connection with the sale of the SNG Businesses, the Company recognized a pre-tax loss on disposal of discontinued operations of $28.9 million during the three months ended March 31, 2004. The loss consisted of a write-down of the net carrying value of the disposal group to fair value less cost to sell. Costs associated with this disposal were estimated at $5.9 million, and consisted principally of the contractual acceleration of certain liabilities, employee-related transfer costs necessitated by the deal structure (asset purchase), and other transaction costs. As of March 31, 2005, $4.9 million of these costs remain unpaid and are included in accrued expenses in the accompanying condensed consolidated balance sheets. These costs are expected to be paid this year.

        Revenues of the SNG Businesses were $35.2 million for the three months ended March 31, 2004.

        Samsung Transaction

        Effective January 1, 2004, the Company agreed to release Samsung Electronic Co., Ltd (“Samsung”) from a claim arising in connection with Samsung’s transfer of set-top boxes to a satellite television service provider prior to January 1, 2004. In exchange, Samsung agreed to pay the Company $4.0 million in cash and transfer a 20% minority interest in a Company subsidiary to the Company at no additional cost. The fair value of Samsung’s minority interest in the subsidiary was estimated to be $1.4 million. The Company recognized revenue of $5.4 million in connection with this transaction in the three months ended March 31, 2004.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(2)  Dispositions and Acquisitions (continued)

        Pioneer Transaction

        In February 2004, the Company and Pioneer Electronic Corp. and its affiliates (collectively “Pioneer”) agreed to settle all pending legal disputes. As a result of the settlement, the Company received a one-time payment of $14.0 million, along with multi-year licensing agreements under which, among other things, Pioneer will pay per-unit license fees for digital products incorporating the Company’s technology. The Company recognized the $14.0 million payment as revenue in the three months ended March 31, 2004.

(3)  Litigation and Other Contingencies

         Except as expressly noted herein, the Company intends to vigorously defend or prosecute all pending legal matters.  The following material developments in the Company’s legal proceedings occurred in the quarter ended March 31, 2005.

        SEC Matters

        As previously reported, on May 9, 2003 the Company was ordered by the court in a proceeding captioned In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., Case No. CV-03-3124 MRP (PLAx), in the United States District Court for the Central District of California, to maintain approximately $37.0 million in segregated, interest-bearing bank accounts established in connection with its November 2002 management and corporate restructuring (“1103 funds”). This order prevents the Company from paying any portion of those funds to its former Chief Executive Officer, Henry C. Yuen, or its former Chief Financial Officer, Elsie Ma Leung. On March 22, 2005, in a proceeding captioned Securities and Exchange Commission v. Henry C. Yuen, et al., Case No. 03-56129, in the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”), the Ninth Circuit issued en banc its decision, affirming the District Court’s May 9, 2003 decision regarding the 1103 funds.

        As previously reported, on June 19, 2003, the Securities and Exchange Commission (the “SEC”) filed an action entitled Securities and Exchange Commission v. Henry C. Yuen, et al., in the United States District Court for the Central District of California, Case No. CV 03-4376 NMMRP (MANPLAx), alleging violations of the federal securities laws by Dr. Yuen and Ms. Leung and seeking declaratory and injunctive relief in connection with alleged violations of the federal securities laws, disgorgement of all monies received as a result of their alleged illegal conduct, and civil penalties pursuant to Section 20(d) of the Securities Act of 1933 and Section 21(d)(3) of the Securities Exchange Act of 1934. On January 6, 2004, the SEC amended its action to include three more of the Company’s former employees Peter C. Boylan, Jonathan B. Orlick,, and Craig Waggy. As previously reported, in August 2004, the Court approved a settlement between Peter Boylan and the SEC. On January 20, 2005, the Court approved the settlement between Jonathan Orlick and the SEC. Also in January 2005, defendant Craig Waggy reached a settlement with the Los Angeles office of the SEC, which remains subject to the approval of the Washington, D.C. office of the SEC. On March 4, 2005, Dr. Yuen and Ms. Leung filed an ex parte application for an order to release the 1103 funds and have those funds released to them in connection with a proposed settlement of the SEC action reached with the Los Angeles Office of the SEC. Their proposed settlement is subject to the approval of the Commission in Washington, D.C. On March 29, 2005, the Court denied Yuen and Leung’s application for release of the 1103 funds after a hearing. The trial date for this case has been postponed pending entry of final judgments in accordance with these proposed settlements.

         Consolidated Shareholder Class Action

        As previously reported, the Company settled the purported class action complaints alleging violations of the federal securities laws by the Company in a matter captioned In re Gemstar-TV Guide International Securities Litigation, Case No. CV 02-2775 MRP (PLAx), in the United States District Court for the Central District of California (the “Consolidated Shareholder Class Action”). As part of the settlement, the Company assigned to the Class certain of its claims against its former auditor, KPMG LLP. On March 14, 2005, the plaintiff Class and KPMG entered into a Stipulation of Settlement resolving the Class’ claims against KPMG, which included the claims assigned to the Class by the Company in connection with its settlement. On March 24, 2005, the stipulated settlement received preliminary approval by the Court. The Class’ securities fraud claims against Dr. Yuen and Ms. Leung are still pending.

        Derivative Shareholder Litigation

        Commencing in April 2002, the Company, along with certain directors and others, was sued in three purported shareholder derivative actions in the California Superior Court for the County of Los Angeles. These purported derivative lawsuits were consolidated

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(3)  Litigation and Other Contingencies (continued)

as Priebe, et al., v. Boylan, et al., [In re Gemstar-TV Guide International Derivative Litigation], Case No. GC029296 (the “State Court Derivative Litigation”) alleging, among other things, that the Company’s directors had breached various duties in connection with the transactions that underlie the Consolidated Shareholder Class Action described above, and seeking unspecified monetary damages.

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

        In December 2004, the Company and plaintiffs in both the State Court Derivative Litigation and the Federal Court Derivative Litigation entered into an agreement to settle those actions without any admission of wrongdoing, subject to approval of the appropriate state and federal courts. The settlement agreement provides for the implementation and/or formalization of certain corporate governance provisions and a payment of attorneys’ fees by the Company. On January 12, 2005, the Court presiding over the State Court Derivative Litigation entered a judgment dismissing that litigation pursuant to the terms of the settlement agreement described above, and awarding plaintiffs’ counsel (in the State Court Derivative Litigation and the Federal Court Derivative Litigation) attorneys’ fees. On February 10, 2005, the Court presiding over the Federal Court Derivative Litigation entered judgment dismissing that action pursuant to the terms of the settlement agreement described above. Shortly thereafter, the Company made the payment of attorneys’ fees required under the settlement agreement.

        Non-Consolidated Shareholder Litigation

        State of New Jersey v. Gemstar, et al., in the California Superior Court for the County of Los Angeles, Case No. GC030987. In January 2003, the Company was served with the complaint by the Investment Division of the State of New Jersey against the Company, Dr. Yuen and Ms. Leung seeking unspecified monetary damages, including punitive damages, restitution, and attorneys’ fees and costs. On January 5, 2005, the Company executed an agreement with the State of New Jersey to settle the case in its entirety as against all defendants without any admission of wrongdoing. Shortly thereafter the Company made the payment required pursuant to the settlement agreement and on January 11, 2005, the Court entered a judgment of dismissal as against all defendants.

        Patent and Antitrust Litigation

        The Company is currently in settlement and cross-licensing discussions with Scientific-Atlanta, Inc. (“SA”) to resolve outstanding litigation between the two companies. There can be no assurance that a settlement will be reached or on the specific terms of any settlement. However, based on the discussions to date, the Company does not anticipate that any settlement payment the Company may receive would have a material impact on the Company’s operating results or financial condition. Following a series of scheduling extensions requested by the parties, on March 31, 2005 the United States District Court for the Northern District of Georgia issued an order administratively closing the following four matters: (a) Scientific-Atlanta, Inc. v. Gemstar International Group Limited, Gemstar Development Corporation and Index Systems, Inc., Civil Action No. 98-CV-3477-WBH; (b) Scientific-Atlanta, Inc. v. StarSight Telecast, Inc., Civil Action No. 99-CV-1671-WBH; (c) Scientific-Atlanta, Inc. v. Gemstar-TV Guide International, Inc., Gemstar Development Corporation, Index Systems, Inc. and Index Systems B.V., Civil Action No. 99-CV-1040-WBH; and (d) Scientific-Atlanta, Inc. v. StarSight Telecast, Inc., Civil Action No. 99-CV-1890.

        Personalized Media Communications, LLC v. Scientific-Atlanta, Inc., and PowerTV, Inc., in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 02-CV-824 (CAP). On November 6, 2002, SA and PowerTV, Inc. (“Power TV”) filed a counterclaim against the Company in this case seeking a declaration of non-infringement, invalidity and unenforceability of certain patents as to which the Company is a licensee. On February 21, 2003, the Company answered SA’s and Power TV’s counterclaims and asserted causes of action against SA for patent infringement and against Personalized Media Communications, LLC (“PMC”) for breach of contract. A claim construction hearing on the infringement claims was held in February 2004. On January 25, 2005, PMC filed a motion for summary judgment against the Company on the breach of contract issue. On March 7, 2005, the Company filed its opposition to PMC’s motion and also filed its own motion for summary judgment. On March 3, 2005, the parties received the Special Master’s Report and Recommendation on Claim Construction. After considering objections and responses to the Special Master’s Report, the Court will issue its claim construction ruling.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(3)    Litigation and Other Contingencies (continued)

         The ITC Investigation

        On February 14, 2001, the Company and its StarSight Telecast, Inc. subsidiary filed a complaint requesting that the United States International Trade Commission (“ITC”) commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337 (“Section 337”), regarding imports of certain set-top boxes and components thereof. The complaint alleged that Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., SA, EchoStar Communications Corporation, and SCI Systems, Inc. (collectively “Respondents”) violated Section 337 by their unlawful importation into the United States, sale for importation into the United States, and/or sale in the United States after importation of set-top boxes and/or components that infringe directly, contributorily or by inducement, of certain patents owned by the Company. On or about March 16, 2001, the ITC instituted the requested investigation referred to as In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation No. 337-TA-454 (ITC) (the “ITC Investigation”). On June 21, 2002, the Administrative Law Judge issued his final initial determination (“FID”) finding that all of the patents were valid, that none of the patents at issue had been infringed by any of the Respondents, that one of the patents at issue was unenforceable, both because it had been misused by the Company and also because a co-inventor had not been named on the patent, and that the Company failed to establish the technical prong of the ITC’s domestic industry requirement, which requires the practice of inventions covered by the patents in suit. On August 29, 2002, the ITC determined not to review the FID and entered an additional finding with regard to the technical prong of the domestic industry requirement on one claim of one of the patents. The ITC took no position on the patent misuse findings of the Administrative Law Judge.

        On October 25, 2002, the Company filed a notice of appeal of the ITC’s determination to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) in a case captioned Gemstar-TV Guide International, Inc. and StarSight Telecast, Inc. v. International Trade Commission and Scientific Atlanta Inc., Case No. 03-1052. On September 16, 2004, the Federal Circuit issued its opinion vacating the ITC’s ruling that SA did not infringe two of the three patents at issue, vacating the ITC’s ruling that the Company did not satisfy the technical prong of the domestic industry requirement for those two patents, and reversing the ITC’s ruling that one patent was unenforceable for failure to name a co-inventor. As previously disclosed, the Company settled this matter with all Respondents other than SA and dismissed them from the case before the opinion was issued. On January 11, 2005, the Federal Circuit issued a mandate returning the case to the ITC. Pursuant to various orders issued by the ITC, the parties have until June 13, 2005 to submit comments to the ITC concerning how they believe the investigation should proceed.

        In addition to the items listed above, the Company is party to various legal actions, claims and proceedings as set forth in its Form 10-K for the year ended December 31, 2004, as well as other actions, claims and proceedings incidental to its business. Additional information regarding certain of the matters discussed above is contained in that filing.

        Due to the preliminary nature of certain of these proceedings and the uncertainty of litigation generally, the outcome of individual cases is not predictable with any assurance. The Company is unable to predict at this time the likely outcome of the litigation or estimate its liability, if any, with regard to these or other incidental cases. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. However, the Company may be required to incur expenses or costs in these and other incidental litigation matters in aggregate amounts that could have a material adverse effect on its financial condition or results of operations. Some of the litigation matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on the Company’s financial position or results of operations. At this time, management has not reached a determination that any of the matters listed above, or the Company’s other litigation, are expected to result in liabilities that will have a material adverse effect on the Company’s financial position or results of operations.

(4)   Related Party Transactions

        As of March 31, 2005, News Corporation beneficially owned approximately 41% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

        The Company charged entities controlled by News Corporation $3.9 million and $2.5 million for advertising and other services during the three months ended March 31, 2005 and 2004, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $0.4 million.

        The Company also provides advertising and other services to a third party that is the beneficiary of a media services commitment from News Corporation. News Corporation pays the Company for the services provided to the third party, and accordingly reduces

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(4)    Related Party Transactions (continued)

News Corporation’s obligation to this third party. The Company charged News Corporation $0.2 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively.

        The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.2 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively. News Corporation also began providing the Company with the services of the Company’s current chairman of the board of directors starting in December 2004. Expenses associated with these services approximated $0.1 million for the three months ended March 31, 2005.

        During the third quarter of 2004, the Company entered into a long-term capital sublease with an affiliate of News Corporation for a transponder to be used in its Cable and Satellite operations. Related amortization and interest expense recognized under this capital sublease was $0.5 million for the three months ended March 31, 2005. The total obligation under this capital lease was $13.7 million at March 31, 2005 and $13.8 million at December 31, 2004.

        The Company transmits interactive program guide (“IPG”) data in the vertical blanking interval of television broadcast stations owned and operated by an affiliate of News Corporation. In exchange, the affiliate’s stations are entitled to a preferred position on the IPG in their designated market areas. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

        On January 12, 2005, the Company entered into an assignment and assumption of lease agreement with an affiliate of News Corporation, pursuant to which we assumed the rights and obligations with respect to the lease of approximately 15,371 square feet of studio and office space, from a third party. Rent expense recognized under this lease totaled $0.1 million for the three months ended March 31, 2005.

        As of March 31, 2005 and December 31, 2004, the Company had receivables due from News Corporation-controlled entities totaling $2.3 million and $2.7 million, respectively, and payables due to News Corporation-controlled entities totaling $0.8 million and $0.1 million, respectively.

        The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

        The Company, through its wholly owned subsidiary, TV Guide On Screen, Inc., leases approximately 25,941 square feet of office space from CMT Realty Partnership, a privately held real estate partnership. The two sons of Douglas Macrae, a former executive officer of the Company, through the 1993 DBM Descendants Trust (“DBM Trust”), own a 45% interest in CMT Realty Partnership. Rent expense recognized under this lease totaled $0.2 million and $0.1 million for the three month periods ended March 31, 2005 and 2004, respectively. DBM Trust may receive distributions from CMT Realty Partnership, which may include profits from the lease arrangement with the Company.

(5)    Segment Information

        The Company’s segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses.

        The Publishing Segment consists of the Company’s publishing and Web site units including TV Guide magazine, Inside TV, TV Guide Online and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups.

        The Cable and Satellite Segment offers technologies, products, and services to consumers and service providers in the cable and satellite industry. The business units in this Segment include TV Guide Channel, TV Guide Interactive, TVG Network, and TV Guide Spot.

        The CE Licensing Segment is responsible for the licensing of the Company’s proprietary technologies and intellectual property to the CE manufacturing industry and interactive television software providers, and recognizes advertising revenues related to IPGs incorporated in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(5)    Segment Information (continued)

America, and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, under the G-GUIDE brand in Asia and under the GUIDE Plus+ brand in Europe. This Segment also has licensed certain IPG patents to manufacturers of set-top boxes for the cable and digital broadcast satellite (“DBS”) industries and continues to license certain IPG patents to interactive television software providers and program listing providers in the online, personal computer and other non-television businesses. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and litigation related to the enforcement or defense of patent claims.

        The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and includes related costs such as certain litigation and insurance costs.

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

        Segment information for the three months ended March 31, 2005 and 2004 is presented and reconciled to consolidated income from continuing operations before income taxes as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Publishing Segment:
Revenues	$82,334	$98,362
Operating Expenses(1)	90,184	90,409

Adjusted EBITDA(2)	(7,850)	7,953

Cable and Satellite Segment:
Revenues	64,813	42,128
Operating Expenses(1)	44,513	27,191

Adjusted EBITDA(2)	20,300	14,937

CE Licensing Segment:
Revenues	28,250	52,689
Operating Expenses(1)	14,719	20,345

Adjusted EBITDA(2)	13,531	32,344

Corporate Segment:
Operating Expenses(1)	15,429	19,768

Adjusted EBITDA(2)	(15,429)	(19,768)

Consolidated:
Revenues	175,397	193,179
Operating Expenses(1)	164,845	157,713

Adjusted EBITDA(2)	10,552	35,466
Stock compensation	(25)	(203)
Depreciation and amortization	(7,215)	(8,628)

Operating income	3,312	26,635
Interest income (expense), net	3,304	(587)
Other income, net	278	45

Income from continuing operations before income taxes	$6,894	$26,093

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.

(2)	Adjusted EBITDA is defined as operating income (loss), excluding stock compensation, depreciation and amortization and impairment of intangible assets. The Company believes adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and make decisions about resource allocation to the industry segments.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(6)     Income Taxes

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 154.4% for the three months ended March 31, 2005. The Company’s effective tax rate was impacted by a valuation allowance required for a deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast Corporation (“Comcast”), which were entered into in 2004. While these advances were received during 2004, they became taxable to the Company during 2005 under current tax regulations.

         For the three months ended March 31, 2004, the Company’s provision for income taxes as a percentage of income from continuing operations before income taxes was 151.5%. The Company determined its effective tax rate after entering into the EchoStar and Comcast agreements described above, but before the Internal Revenue Service (“IRS”) published Revenue Procedure 2004-34 on May 6, 2004. Revenue Procedure 2004-34 allowed the Company to defer, for income tax purposes, the recognition of advance payments relating to the EchoStar and Comcast agreements in excess of their related book earnings to 2005. Because the Company determined its effective tax rate and filed its first quarter 2004 Form 10-Q after entering into the EchoStar and Comcast agreements, but before the issuance of Revenue Procedure 2004-34, the first quarter 2004 rate was impacted by a valuation allowance recorded against the deferred tax asset arising from the anticipated 2004 tax liability on advance payments received from EchoStar and Comcast. As a result, the effective tax rate for both the three months ending March 31, 2005 and for the three months ending March 31, 2004, includes a valuation allowance recorded against the deferred tax asset created by the same advance payments. With the issuance of Revenue Procedure 2004-34, the Company revised its estimated effective tax rate for 2004 to reflect the change in tax treatment for these advances. Therefore, the Company’s effective tax rate was lowered from 151.5% for the three months ended March 31, 2004 to 36.9 % for the six months ended June 30, 2004. On a pro forma basis, assuming Revenue Procedure 2004-34 had been issued at the time the Company reported its results of operations for the three months ended March 31, 2004, the Company’s effective tax rate would have been 36.9%.

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

(7)    Stock-Based Employee Compensation

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

	Three Months Ended March 31
	2005	2004
Net loss, as reported	$(3,749)	$(39,776)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	25	80
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(7,575)	(1,707)

Pro forma net loss	$(11,299)	$(41,403)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.09)
Pro forma	(0.03)	(0.10)

        The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and amortized over the vesting period of the underlying options. When valuing options for the three months ended March 31, 2005, the company used a weighted-average volatility of 45%. This volatility estimate was based on the Company’s historical daily volatility from April 1, 2003 (the day after the Company restated its 2002 and prior financial results) to the date of the option grant as well as the implied volatility of the Company’s exchange traded options with a remaining term of at least 6 months. The Company used a weighted average expected term of 6.5 years in valuing options granted for the three months ended March 31, 2005. The estimated expected term was determined based on the following formula: expected term = ((vesting term + original contractual term) /2) as described in

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(7)    Stock-Based Employee Compensation (continued)

Staff Accounting Bulletin No. 107 for estimating the useful life of “plain vanilla” options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of the pro forma effects on reported results for future periods. The above pro forma disclosure for the three months ended March 31, 2005, includes $4.6 million due to the accelerated vesting of stock options, in accordance with the employment agreements, of certain former executives who left the Company in the first quarter.

        In December 2004, the FASB issued a revised Statement 123R, which as amended is effective for the Company’s first quarter of 2006. Statement 123R requires companies to expense in their consolidated statement of operations the estimated fair value of employee stock options and similar awards. The Company will adopt the provisions of Statement 123R using a modified prospective application. Under the modified prospective application, Statement 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining period using the compensation cost calculated for pro forma disclosure purposes under Statement No. 123 (See above). Depending on the model used to calculate stock-based compensation expense in the future, the implementation of certain other requirements of Statement 123R and additional option grants expected to be made in the future, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in Statement 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

(8)    Post-Employment Compensation

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

        The Company has continued to pay salary and benefits to Dr. Yuen and Ms. Leung during the post-employment period at pay rates in effect prior to their termination on April 18, 2003. In accordance with the terms of each former executive’s respective employment agreements, the Company is obligated to pay such amounts until an arbitration panel concurs that each of them was properly terminated. Such payments totaled approximately $0.7 million for each of the three months ended March 31, 2005 and 2004, and are included in operating expenses in the condensed consolidated statements of operations.

        Pursuant to the terms of the Patent Rights Agreement, the Company has the option to acquire certain of Dr. Yuen’s inventions during the period commencing on April 18, 2003 and ending on November 7, 2009. The Company may, in its sole discretion, terminate the agreement on April 18, 2006. The Company agreed to grant Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not to compete with the Company within the fields of interactive program guides and interactive television. Subject to applicable terms and conditions, the agreement provides for (i) annual compensation of $250,000, (ii) an acquisition fee of $250,000 for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the Patent Rights Agreement from the sale of specified products and services with a guaranteed minimum of $1.25 million and a maximum of $2.75 million annually, with the minimum and maximum subject to annual adjustment for increases in the Consumer Price Index for Los Angeles, California, and (iv) 200,000 stock options per year to be granted each November at the market price on the date of grant during the term of this agreement. As a result of the termination of Dr. Yuen’s employment on April 18, 2003, and the resulting commencement of the effective term of the Patent Rights Agreement, the Company recognized a compensation charge and royalty fee totaling $0.8 million for each of the three months ended March 31, 2005 and 2004. These costs are included in operating expenses in the condensed consolidated statements of operations. Under the terms of the restructuring agreements, the Company will not be obligated to issue any stock options under the agreement as a result of the forfeiture of Dr. Yuen’s right to receive such options.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Continued)

(9)    Guarantees

        The Company guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

        The Company provides indemnification of varying scopes and sizes to certain of its licensees against claims made by third parties arising out of the incorporation of the Company’s products, intellectual property, services and/or technologies into the licensee’s products and services provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company’s indemnification obligation is typically limited to the cumulative amount paid to the Company by the licensee under the license agreement. Other license agreements, including those with our largest MSOs and DBS providers, do not specify a limit on amounts that may be payable under the indemnity arrangements. Pursuant to its arrangement with one of its licensees, the Company has agreed to reimburse the licensee for legal expenses and liabilities in connection with certain pending claims in an aggregate amount not to exceed $3.5 million. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by Financial Accounting Interpretation No. 45. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

        The Company’s SkyMall catalog subsidiary provides indemnification protection to its airline and merchant partners. The indemnification arrangements with airline partners generally provide that SkyMall will indemnify the airline for, among other things, SkyMall’s negligent acts or omissions, its advertising and promotions, and intellectual property claims relating to products offered in the catalog. To the extent SkyMall is required to indemnify an airline for intellectual property or certain other claims relating to products offered in the catalog, SkyMall would generally be entitled to indemnification from the merchants who supplied the products under the applicable merchant agreements. The merchant agreements also generally provide that SkyMall will indemnify the merchant for claims relating to the activities or operations of SkyMall. In addition, certain merchant agreements require SkyMall to circulate a specified number of catalogs or reach a specified number of airline passengers. These indemnity arrangements with SkyMall’s airlines and merchants limit the circumstances under which indemnification is required, but do not contain a limit on the amounts that may be payable under these arrangements.

        In conjunction with the assignment of a lease held by TV Guide to Guideworks LLC, a 49% owned joint venture, TV Guide and the Company’s co-venturer jointly and severally guaranteed the obligations of Guideworks LLC under the lease. TV Guide’s guaranty obligations continue as long as the Company is a member of the Guideworks LLC joint venture.

        The Company also has agreements to indemnify a number of its former and current officers and directors against losses incurred by them as a result of their service as an officer and/or director of the Company. In particular, the Company has certain agreements to indemnify and/or reimburse individuals for legal fees and expenses incurred in connection with certain litigation and investigatory proceedings. Among the former officers and directors with whom the Company has such agreements are Dr. Yuen, Ms. Leung, Mr. Boylan and Mr. Waggy. The litigation and investigatory proceedings to which these agreements relate include, but are not limited to, the investigation presently being conducted by the SEC and the shareholder and derivative litigation to which the Company is a party. The Company recorded approximately $1.3 million and $3.7 million in legal expenses incurred by its former officers and directors in the three months ended March 31, 2005 and 2004, respectively, which are included in operating expenses in the condensed consolidated statements of operations. As of March 31, 2005 and December 31, 2004, the Company had accrued expenses of $3.8 million and $8.0 million, respectively, for such amounts, which are included in accrued expenses on the condensed consolidated balance sheets.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2005 and all other filings, including current reports on Form 8-K, filed with the SEC after such date and through the date of this report. This MD&A should also be read in conjunction with the condensed consolidated financial statements and notes that appear elsewhere in this report.

Overview

        Gemstar-TV Guide International, Inc. (“Gemstar” or the “Company”) is a media, entertainment and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of television viewers worldwide. In the continually evolving world of television, where consumers may have several hundred channels from which to choose, we offer comprehensive guidance solutions to television viewers. We believe that most TV viewers today have a growing demand for such solutions because they are overwhelmed by an increasing number of programming choices that include broadcast and cable channels, pay-per-view and video on demand and because they are challenged by the growing complexity of their home entertainment centers that may include cable or satellite receivers, digital TVs, digital video recorders (“DVRs”) and digital video disc (“DVD”) recorders. Today, the average American watches more than four hours of television every day and TV has never been more central to our leisure time or more influential in our culture. The TV Guide brand reaches more than 70 million U.S. households each week, through TV Guide magazine, TV Guide Channel, TV Guide Interactive, TV Guide Online (tvguide.com and insidetv.com) and TV Guide On Screen. Each platform serves consumers with one overarching objective — to simplify and enhance viewers’ television experience. The TV Guide brand has the highest degree of consumer awareness among sources of program information.

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

        For the three months ended March 31, 2005, we generated revenue of $175.4 million (compared to $193.2 million in the same period in 2004), recorded a net loss of $3.7 million (compared to $39.8 million in the same period in 2004) and had cash flow from operations of $(23.6) million (compared to $210.6 million in the same period in 2004).

        Gemstar Businesses

        Our businesses are organized into four groups that also represent our reportable business segments. The segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses.

        Publishing Segment.  Our Publishing Segment consists of our print and electronic publishing units and Web sites including TV Guide magazine, Inside TV magazine, as well as TV Guide Online (tvguide.com and insidetv.com) and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups. For the three months ended March 31, 2005, our Publishing Segment generated revenue of $82.3 million, which represented 46.9% of our total revenue. Our Publishing Segment generates revenue primarily through subscription and newsstand sales of TV Guide magazine and advertising revenue received by TV Guide magazine.

        For the three months ended March 31, 2005, TV Guide magazine subscription revenues declined 15.8% as compared to the same period in the prior year. We continue to use heavily discounted promotional offers to attract new subscribers to offset declining newsstand sales. In doing so, our overall contribution per copy has significantly declined.

        Newsstand sales also continued to decline. While we have a small core of committed newsstand customers, we no longer believe that our current product offering is compelling at newsstand. Our digest size puts us at a disadvantage to competing standard 8” x 10.5” magazines such as People and US Weekly. Additionally, we have a higher cost structure than these magazines as we currently publish 142 different editions to address local viewing markets. This is in contrast to competitors who produce dramatically fewer editions. This higher cost structure puts us at a competitive disadvantage given the decline in our revenue base.

        Given these and other factors, we need to make fundamental changes to our magazine publishing business. Consequently, we are actively evaluating TV Guide magazine’s format, content and operations, among other considerations.

        On April 21, 2005, we launched a new weekly publication, Inside TV. This new magazine targets female TV fans and reflects the way contemporary women are involved with television by reporting on the latest in television news, personalities, fashion and trends. The magazine is full size, glossy four-color throughout, and is sold primarily at retail. We believe that Inside TV offers an opportunity to compete more effectively against other offerings at newsstand.

        For the three months ended March 31, 2005, we incurred costs of $1.0 million preparing for the launch of Inside TV. These costs primarily included additional staffing and marketing expenses. We anticipate spending approximately $24.0 million to $29.0 million on the launch and continuing operations of Inside TV for the remainder of 2005, with approximately 50% of this spending occurring in the second quarter of 2005. We believe we will be in approximately 100 thousand pockets at retail by the end of the second quarter.

        Cable and Satellite Segment.   Our Cable and Satellite Segment includes the operations of TV Guide Channel, TV Guide Interactive, TVG Network and TV Guide Spot. For the three months ended March 31, 2005, our Cable and Satellite Segment generated $64.8 million in revenue, which represented 37.0% of our total revenue. The Cable and Satellite Segment generates revenue primarily from affiliate and advertising fees received by TV Guide Channel, IPG service and licensing revenue received by TV Guide Interactive and wagering and licensing fees received by TVG Network.

        For the three months ended March 31, 2005, TV Guide Interactive achieved revenue growth of 144.1%. This was driven by a 95.9% increase in domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license and for which we are paid, as compared to the same period in the prior year. This growth was driven by our IPG license agreements with EchoStar, DirecTV, Comcast and Time Warner, the country’s largest domestic multiple system operators (“MSOs”) and digital broadcast satellite (“DBS”) providers. As a result, we do not foresee the opportunity to achieve comparable growth rates in future periods through agreements with additional domestic MSOs and DBS providers. Our future subscriber and revenue growth, on a comparative basis, will depend in large part upon the overall growth in domestic digital cable and satellite subscribers and our ability to penetrate international markets.

        We also are working to develop an IPG advertising platform that is appealing to our MSO and DBS partners, advertisers and consumers. However, our ability to provide IPG advertising is generally at the discretion of the MSOs and DBS providers if they deploy their own IPG or a third party IPG, which is the case for the majority of subscribers for which we are paid a license fee. Additionally, our agreements with MSOs and DBS providers generally require us to share a portion of the advertising revenue we receive from IPG advertising on their systems. The MSO providing us with the majority of our advertising carriage in the three months ended March 31, 2005, will no longer carry IPG advertising by the end of the second quarter of 2005.

        For the three months ending March 31, 2005, TV Guide Channel achieved revenue growth of 22.2% and subscriber growth, as measured by Nielsen Media Research (“Nielsen”) Households of 13.3%, as compared to the same period in the prior year. This revenue growth was driven by a $5.6 million or 25.7% increase in advertising revenue. The first quarter of 2005 marked the debut of the Joan and Melissa Rivers Red Carpet events as the duo hosted the TV Guide Channel’s Golden Globes, Grammy and Academy Awards pre-show coverage. Joan and Melissa Live at the Academy Awards posted a 1.0 household rating, as measured by Nielsen, and was the TV Guide Channel’s most watched program ever, with 1.0 million total viewers tuning in. This represented a 150% increase in household rating and a 276% increase in total viewers when compared to the TV Guide Channel’s 2004 Academy Awards pre-show coverage. These Red Carpet events and other original programming resulted in an $8.6 million or 264.3% increase in programming and marketing costs for the three months ended March 31, 2005, as compared to the same period in the prior year. As part of our strategy to provide TV Guide Channel viewers with compelling program choices, we plan to continue to invest in new programming and marketing initiatives with an expectation that the additional investments will result in increased viewership and advertising revenue in the future. In addition to the Joan and Melissa Rivers Red Carpet events, TV Guide Channel is investing in creating original programming focused around television guidance. In April 2005, TV Guide Channel debuted an hour of made for TV Guide Channel programming with a different one hour series for each evening of the week. For the remainder of 2005, we plan to spend approximately $11.0 million to $16.0 million more on TV Guide Channel’s new original programming and its associated marketing costs, than was spent in the comparable period in 2004.

        For the three months ended March 31, 2005, TVG Network achieved revenue growth of 49.4% on household viewership growth of 21.0%. TVG Network’s total wagers handled increased by 45.2% for the three months ended March 31, 2005 as compared to the same period in 2004. In March 2005, TVG Network and EchoStar and its DISH Network satellite TV service, announced the launch of the first, nationwide interactive television (“ITV”) horseracing application that accompanies the channel. The TVG Network ITV horseracing application is available to more than 9 million ITV-enabled Dish Network subscribers. This new ITV horseracing application allows TVG Network viewers to access the latest news and information from the world of horseracing and, in certain markets, to participate in pari-mutuel wagering on horse races using their DISH Network satellite TV system. We believe that the launch of TVG Network’s interactive application as well as the continued expansion of TVG Network’s distribution should lead to increased wagering and licensing revenue in the future.

        In the second quarter of 2005, we plan to launch TV Guide Spot, a new on-demand network designed to entertain consumers while helping them navigate their ever-expanding programming choices. TV Guide Spot is expected to feature short-form, originally produced entertainment programs that guide consumers to the most compelling fare on TV each week. TV Guide Spot has carriage agreements for more than 14 million Comcast and Time Warner digital cable subscribers. TV Guide Spot will also launch to broadband users on tvguide.com and to approximately 1.0 million TiVo subscribers with stand-alone set-top boxes. In the first quarter of 2005, we spent $1.0 million preparing for the launch of TV Guide Spot. We anticipate spending an additional $4.0 million to $7.0 million on the launch and continuing operations of TV Guide Spot, for the remainder of 2005.

        Consumer Electronics Licensing Segment.  Our CE Licensing Segment earns revenue from licensing our proprietary technologies and services to the CE manufacturing industry. For the three months ended March 31, 2005, the CE Licensing Segment generated $28.3 million in revenue, which represented 16.1% of our total revenue. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ Brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America and under the G-Guide brand in Asia and under the Guide Plus+ brand in Europe.

        Due to the absence of $14.0 million in settlements that occurred in the three months ended March 31, 2004, revenues from our CE IPG business declined by $12.1 million or 51.5%. Revenues based upon the incorporation of our IPG technology in CE products increased by $1.9 million or 38.9% as compared to the same period in 2004. This increase was driven by a $1.7 million increase in revenues from the incorporation of our IPG technology in CE products sold in Asia. We anticipate a large percentage of our revenue growth in 2005 to come from the incorporation of our IPG in CE products sold in Asia, and have yet to see any meaningful revenue from the incorporation of our IPG in CE products sold in Europe. The roll out of our IPG incorporated in CE products has been slower than we originally anticipated for, among other reasons, the long lead times manufacturers need to incorporate our IPG into their products. However, this has contributed to the unexpected stabilization of our VCR Plus+ business, as this technology is incorporated into digital recorders. Albeit further off in the future than previously anticipated, we still expect success for our IPG with manufacturers of mid-range to high-end digital televisions, DVRs and DVD recorders, as consumers demand more advanced guidance and recording technologies in such devices. This business is dependent upon the anticipated consumer demand for such devices materializing.

        In order to encourage the incorporation of our IPG in CE products, we offered certain large CE manufacturers the opportunity to bundle both our IPG and VCR Plus+ technology at a significant discount beginning with sales reported in the first quarter of 2005. This reduced combined IPG and VCR Plus+ revenues for the three months ended March 31, 2005 by approximately $1.3 million. Although in the near-term combined IPG and VCR Plus+ revenue may be reduced, we believe this will ultimately accelerate the incorporation of our IPG to our benefit.

        For the three months ended March 31, 2005, revenues from our VCR Plus+ business declined by $4.3 million or 23.3%. This decline is partially due to not recognizing revenue from two major CE manufacturers whose contracts expired. Although these two CE manufacturers continued to ship units, they have not remitted payments to us nor provided us with units shipped reports. Revenue from these two CE manufacturers was $2.2 million for the three months ended March 31, 2004. The remainder of this decline is primarily due to a decline in units, incorporating our VCR Plus+ technology, shipped by our two largest CE customers as well as a reduction in revenue due to the technology bundling deals discussed above. One of the two customers for whom we experienced a decrease in units incorporating our technology experienced a decrease in market share. The other elected not to incorporate our technology in certain digital recorders, in order to compete on price with lower tier producers. The decline at these two large CE manufacturers was partially offset by increased revenue from manufacturers of low-end digital recorders, including tier-two manufacturers who had not previously licensed this technology. We believe that increased sales by tier-two manufacturers will largely offset the decrease in units shipped incorporating our VCR Plus+ technology by tier-one manufacturers. Additionally, the large CE manufacturer previously discussed as electing not to incorporate our VCR Plus+ technology, has informed us it intends to reincorporate our VCR Plus+ technology, bundled along with our IPG, in certain DVD-R models shipping in the second quarter of 2005. While we believe sales of CE products containing our VCR Plus+ technology in 2005 will be flat to slightly down, we believe VCR Plus+ revenues are still likely to decrease due to the bundling deals discussed above. Additionally, some time in the future, we anticipate consumers will demand more advanced guidance and recording technologies in digital devices as the cost of these technologies decreases. While this will likely decrease the demand for VCR Plus+, we believe this demand will increase our CE IPG revenues and offset the decrease in VCR Plus + revenues.

        Corporate- Our Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions and includes related costs such as certain litigation and insurance costs. For the three months ended March 31, 2005, corporate expenses were $15.4 million, a 21.9% decline from the prior year. The decline in corporate expenses was primarily due to a $4.1 million decline in legal expenses. Although outside legal expenses declined in the quarter, we continue to expect outside legal expenses to be significant for the foreseeable future. The Company is a party to several significant pending legal proceedings, and various proceedings for which we are required to reimburse the legal fees and expenses incurred by our former officers remain unresolved. Accordingly, we anticipate that we may incur significantly higher legal expenses in connection with such matters during the remainder of this year.

Consolidated Results of Operations

The following table sets forth certain financial information for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004	Change
Statement of Operations Data:
Revenues	$175,397	$193,179	$(17,782)
Operating expenses:
Operating expenses, exclusive of expenses shown below	164,845	157,713	7,132
Stock compensation	25	203	(178)
Depreciation and amortization	7,215	8,628	(1,413)

	172,085	166,544	5,541

Operating income	3,312	26,635	(23,323)
Interest income (expense), net	3,304	(587)	3,891
Other income, net	278	45	233

Income from continuing operations before income taxes	6,894	26,093	(19,199)
Income tax expense	10,643	39,535	(28,892)

Loss from continuing operations	(3,749)	(13,442)	9,693
Discontinued operations:
Income from discontinued operations	--	14,339	(14,339)
Loss on disposal of discontinued operations	--	(28,882)	28,882
Income tax expense	--	11,791	(11,791)

Loss from discontinued operations	--	(26,334)	26,334

Net loss	$(3,749)	$(39,776)	$36,027

Other Financial Data:
Net cash provided by (used in):
Operating activities	$(23,642)	$210,624	$(234,266)
Investing activities	(7,572)	(15,463)	7,891
Financing activities	1,278	24,257	(22,979)

        Discussion

        For the three months ended March 31, 2005, revenues were $175.4 million, a decrease of $17.8 million, or 9.2%, compared to the same period in 2004. Revenues for our Publishing Segment and CE Licensing Segment decreased by $16.0 million and $24.4 million, respectively. These decreases were partially offset by a $22.7 million increase in revenues for our Cable and Satellite Segment. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

        For the three months ended March 31, 2005, operating expenses were $164.8 million, an increase of $7.1 million, or 4.5%, compared to the same period in 2004. The increase was primarily due to a $17.3 million increase in operating expenses at our Cable and Satellite Segment, offset by an $11.8 million reduction in legal expenses recorded at our Consumer Electronic and Corporate Segment. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in the MD&A.

        Interest income (expense), net

        For the three months ended March 31, 2005, interest income was $3.3 million, an increase of $3.9 million from interest expense of $0.6 million in the same period in 2004. The increase in interest income is due to the payoff of the TV Guide credit facility on April 26, 2004, and additional interest income earned on our higher cash balances.

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

        Liabilities related to contingent matters at March 31, 2005 and December 31, 2004 were $22.8 million and $31.2 million, respectively. This decrease was due to the settlement of the litigation summarized below.

        As described more fully in footnote 3, on January 12, 2005 and February 10, 2005, the California Superior Court for the County of Los Angeles and the United States District Court for the Central District of California respectively, approved our agreement to settle the State Court Derivative Litigation and the Federal Court Derivative Litigation. The settlement agreement provided for the implementation and/or formalization of certain corporate governance provisions and a payment of attorneys’ fees by the Company. Following approval of the settlement by both courts, the Company made the $3.6 million payment of attorneys’ fees to plaintiffs’ counsel. In addition, on January 5, 2005 the Company reached a settlement with the State of New Jersey over its non-consolidated shareholder litigation. Shortly thereafter the Company made the $5.0 million payment required under the New Jersey settlement agreement and the California Superior Court for the County of Los Angeles dismissed that case.

        Outside legal expenses were $6.5 million and $18.2 million for the three months ended March 31, 2005 and 2004, respectively. Although outside legal expenses declined in the quarter, we continue to expect outside legal expenses to be significant for the foreseeable future. The Company is a party to several significant pending legal proceedings, and various proceedings for which we are required to reimburse the legal fees and expenses incurred by our former officers remain unresolved. In the absence of a settlement with Scientific Atlanta, Inc., which has not yet been reached, and the resolution of the matters involving our former officers, our legal expenses are likely to significantly increase from the levels incurred in the first quarter of 2005. Accordingly, we anticipate that we may incur significantly higher legal expenses in connection with such matters during the remainder of this year.

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

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 154.4% for the three months ended March 31, 2005. The Company’s effective tax rate was impacted by a valuation allowance required for a deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast Corporation (“Comcast”), which were entered into in 2004. While these advances were received during 2004, they became taxable to the Company during 2005 under current tax regulations.

         For the three months ended March 31, 2004, the Company’s provision for income taxes as a percentage of income from continuing operations before income taxes was 151.5%. The Company determined its effective tax rate after entering into the EchoStar and Comcast agreements described above, but before the Internal Revenue Service (“IRS”) published Revenue Procedure 2004-34 on May 6, 2004. Revenue Procedure 2004-34 allowed the Company to defer, for income tax purposes, the recognition of advance payments relating to the EchoStar and Comcast agreements in excess of their related book earnings to 2005. Because the Company determined its effective tax rate and filed its first quarter 2004 Form 10-Q after entering into the EchoStar and Comcast agreements, but before the issuance of Revenue Procedure 2004-34, the first quarter 2004 rate was impacted by a valuation allowance recorded against the deferred tax asset arising from the anticipated 2004 tax liability on advance payments received from EchoStar and Comcast. As a result, the effective tax rate for both the three months ending March 31, 2005 and for the three months ending March 31, 2004, includes a valuation allowance recorded against the deferred tax asset created by the same advance payments. With the issuance of Revenue Procedure 2004-34, the Company revised its estimated effective tax rate for 2004 to reflect the change in tax treatment for these advances. Therefore, the Company’s effective tax rate was lowered from 151.5% for the three months ended March 31, 2004 to 36.9 % for the six months ended June 30, 2004. On a pro forma basis, assuming Revenue Procedure 2004-34 had been issued at the time the Company reported its results of operations for the three months ended March 31, 2004, the Company’s effective tax rate would have been 36.9%.

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

        Segment Results of Operations

        Our businesses are organized into four groups that also represent our reportable business segments. The segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss reviewed the chief operating decision maker. Segment information for the three months ended March 31, 2005 and 2004 is presented and reconciled to consolidated income from continuing operations before income taxes in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as follows (in thousands):

	Three Months Ended March 31,
	2005	2004	Change
Publishing Segment:
Revenues	$82,334	$98,362	$(16,028)
Operating Expenses(1)	90,184	90,409	(225)

Adjusted EBITDA(2)	(7,850)	7,953	(15,803)

Cable and Satellite Segment:
Revenues	64,813	42,128	22,685
Operating Expenses(1)	44,513	27,191	17,322

Adjusted EBITDA(2)	20,300	14,937	5,363

CE Licensing Segment:
Revenues	28,250	52,689	(24,439)
Operating Expenses(1)	14,719	20,345	(5,626)

Adjusted EBITDA(2)	13,531	32,344	(18,813)

Corporate Segment:
Operating Expenses(1)	15,429	19,768	(4,339)

Adjusted EBITDA(2)	(15,429)	(19,768)	4,339

Consolidated:
Revenues	175,397	193,179	(17,782)
Operating Expenses(1)	164,845	157,713	7,132

Adjusted EBITDA(2)	10,552	35,466	(24,914)
Stock compensation	(25)	(203)	178
Depreciation and amortization	(7,215)	(8,628)	1,413

Operating income	3,312	26,635	(23,323)
Interest income (expense), net	3,304	(587)	3,891
Other income, net	278	45	233

Income from continuing operations before income taxes	$6,894	$26,093	$(19,199)

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.

(2)	Adjusted EBITDA is defined as operating income, excluding stock compensation, depreciation and amortization and impairment of intangible assets. We believe adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources to the industry segments.

Publishing Segment

        For the three months ended March 31, 2005, revenues for this segment were $82.3 million, a decrease of $16.0 million, or 16.3%, compared the same period last year. The decrease was primarily due to decreased revenues earned by TV Guide magazine.

        The following table shows the breakdown of revenues in the Publishing Segment by business unit (in thousands):

	Three Months Ended March 31,		Change
	2005	2004	Dollars	Percent
Publishing Segment:
TV Guide magazine	$68,981	$86,290	$(17,309)	(20.1)%
SkyMall	11,329	10,711	618	5.8%
TV Guide Online	1,933	1,283	650	50.7%
Other	91	78	13	16.7%

Total	$82,334	$98,362	$(16,028)	(16.3)%

        TV Guide magazine revenues, despite having maintained a circulation base of approximately 9.0 million, continue to decline. For the three months ended March 31, 2005, TV Guide magazine revenues decreased by $17.3 million, or 20.1%, compared to the same period in 2004.

        While TV Guide magazine’s average weekly individually paid subscribers for the three months ended March 31, 2005, increased by approximately 50 thousand, as compared to the same period in the prior year, individually paid subscriber revenues declined $6.8 million, or 15.8%. This is the result of an aggressive subscription acquisition program which decreased subscription revenue per copy by 16.9% as TV Guide magazine focused on increasing its base of individually paid subscribers through various heavily discounted promotional offers. As a result of the significant discounts we have been offering, it would take several years of increasing renewal rates for these subscribers to become profitable. Additionally, we have seen a decline in renewals from our higher contribution subscribers. We believe the aggressive subscriber acquisition program was required to offset the continuing decline in sales at newsstand, as well as the decline in older higher contribution tiers of the magazine’s subscriber base. This is necessary if we wish to maintain our 9.0 million circulation base, which impacts our ad sales revenue.

        Newsstand revenues of the weekly TV Guide magazine decreased by $5.1 million, or 48.2%, primarily due to a 44.1% decrease in average weekly copies sold in the three months ended March 31, 2005, compared to the same period in 2004. While we have a small core of committed newsstand customers, we no longer believe that our current product offering is compelling at newsstand. We believe our digest format puts us at a disadvantage relative to standard 8” x 10.5” magazines such as People and US Weekly. As we reassess our approach to newsstand sales, we will continue to employ marketing techniques that compete more effectively for a consumer’s attention. These techniques include issues poly-bagged with bonus material, lenticular cover treatments and affixing mini-cds on the cover.

        Advertising revenues for the three months ended March 31, 2005, decreased by $4.5 million, or 14.5%, compared to the same period in 2004. This was primarily due to a $3.5 million or 24.5% decrease in conventional advertising, primarily in the pharmaceutical category. Pharmaceutical advertising has been negatively affected by the recent drug recalls and negative publicity around direct to consumer marketing by these companies. This has led some pharmaceutical companies to lower their marketplace profiles by reducing their consumer advertising activities. Pharmaceutical advertising represents the largest single category of conventional advertising for TV Guide magazine. Program advertising revenues also declined by $0.8 million as compared to the same period in the prior year. Although advertising by cable networks increased in the current quarter, this increase was not able to offset the continued decline in advertising spend by the major broadcast networks. As network television viewership has declined, we have seen a more limited and focused approach to their marketing spend. With no apparent return to their previous viewership levels, we are concerned that this decline may be permanent.

        Given the above, we need to make fundamental changes to our magazine publishing business. Consequently, we are actively evaluating TV Guide magazine’s format, content and operations, among other considerations.

        On April 21, 2005, we launched a new weekly publication, Inside TV. This new magazine targets female TV fans and reflects the way contemporary women are involved with television reporting on the latest in television news, personalities, fashion and trends. The magazine is full size, glossy four-color throughout, and is sold primarily at retail. We believe that Inside TV offers an opportunity to compete more effectively against other offerings at newsstand.

        For the three months ended March 31, 2005, we incurred costs of $1.0 million preparing for the launch of Inside TV. These costs primarily included additional staffing and marketing expenses. We anticipate spending approximately $24.0 million to $29.0 million on the launch and continuing operations of Inside TV for the remainder of 2005, with approximately 50% of this spending occurring in the second quarter of 2005. We believe we will be in approximately 100 thousand pockets at retail by the end of the second quarter.

        SkyMall’s net revenues are comprised of commissions received on the sale of merchandise sold in its in-flight catalogs or on its www.skymall.com Web site, the selling price of merchandise sold through loyalty programs, and placement fees paid by participating merchants to include their products in SkyMall’s catalog. For the three months ended March 31, 2005, revenues increased by $0.6 million, or 5.8%, compared to the same period in 2004, primarily due to a $0.4 million increase in placement fees.

        TV Guide Online derives revenues primarily from advertising. For the three months ended March 31, 2005, revenues increased by $0.7 million, or 50.7%, compared to the same period in 2004. These increases were driven by a $0.8 million or 68.1% increase in advertising revenues facilitated by increased traffic and advertising inventory.

        Operating expenses in this segment were $90.2 million for the three months ended March 31, 2005, a decrease of $0.2 million, from the same period last year. The decrease in operating expenses was primarily due to a $5.5 million reduction in TV Guide magazine production expenses, offset by a $3.7 million increase in subscriber acquisition and renewal costs at TV Guide magazine and a $1.0 million increase in costs incurred preparing for the launch of Inside TV. Although operating costs were flat as compared to the same quarter in the prior year, on a go forward basis we expect to see a meaningful increase in operating costs due to the launch and continuing operations of Inside TV.

         Additional Publishing Segment Operating Statistics

	March 31,	Dec. 31,	March 31,	Dec. 31,
	2005	2004	2004	2003
	(in thousands)
TV Guide magazine circulation (1)
Newsstand (2)	315	349	563	621
Subscriptions	5,799	5,708	5,749	5,337
Sponsored/arrears	2,921	2,996	2,726	3,020

	9,035	9,053	9,038	8,978

SkyMall enplanements for the three months ended (3)(4)	156,000	159,000	148,000	150,000

(1)	Average weekly circulation for the three months ended.
(2)	Current period numbers include an estimate for returns. Prior period numbers are updated to reflect actual returns.
(3)	Enplanements represent an estimate of the number of passengers on all flights carrying the SkyMall catalog. Fluctuations in this measure have a strong correlation with the volume of catalog orders.
(4)	Prior period estimate has been adjusted to reflect the most recent reported information.

Cable and Satellite Segment

        Effective January 1, 2005, revenues generated from our international TV Guide Channel and international TV Guide Interactive businesses, which were previously reported in other, have been included with TV Guide Channel and TV Guide Interactive, respectively. Prior periods have been reclassified to conform to current period presentation. For the three months ended March 31, 2005, revenues for this segment were $64.8 million, an increase of $22.7 million, or 53.8%, compared to the same period in 2004.

        The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

	Three Months Ended March 31,		Change
	2005	2004	Dollars	Percent
Cable and Satellite Segment:
TV Guide Channel	$32,805	$26,842	$5,963	22.2%
TV Guide Interactive	23,578	9,658	13,920	144.1%
TVG Network	8,409	5,628	2,781	49.4%
TV Guide Spot	21	--	21	-%

Total	$64,813	$42,128	$22,685	53.8%

         For the three months ended March 31, 2005, TV Guide Channel revenues increased by $6.0 million, or 22.2%, compared to the same period in 2004. For the three months ended March 31, 2005, advertising revenue increased $5.6 million due to a $3.6 million increase in national advertising revenue and a $2.8 million increase in infomercial revenue. National advertising rates increased, driven primarily by the increased viewership provided by the Joan and Melissa Rivers Red Carpet specials. Infomercial rates also increased due to improved ratings as well as a better response rate. We believe our advertising revenues will continue to grow, when compared to 2004 levels, as a result of the strengthening advertising market and the migration of advertising spending to cable and satellite channels. Advertising revenues are also expected to continue to benefit from our efforts to increase ratings and viewership by improving the quality of our programming.

        Affiliate revenues increased by $0.3 million or 6.6%. Future TV Guide Channel revenue growth will be largely dependent on our ability to grow advertising revenues, as the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts.

        The most significant contributor to the increased Cable and Satellite Segment revenues for the three months ended March 31, 2005, compared to the same period in 2004, was TV Guide Interactive. TV Guide Interactive revenues increased by $13.9 million, or 144.1%, when compared to the same period in 2004. The increase is primarily attributable to our IPG technology license agreements with EchoStar, DirecTV, Comcast and Time Warner, the country’s largest MSOs and DBS providers. The increase also includes $1.0 million of revenue due to the resolution of certain contractual issues with a MSO. As a result of these agreements, we do not foresee the opportunity to achieve comparable growth rates in future periods through agreements with additional domestic MSOs and DBS providers. Our future subscriber and revenue growth, on a comparative basis, will depend in large part upon the overall growth in domestic digital cable and satellite subscribers and our ability to penetrate international markets.

        IPG advertising revenues for the three months ended March 31, 2005, were flat as compared to the same period in 2004. Our ability to provide IPG advertising is generally at the discretion of the MSOs and DBS providers if they deploy their own IPG or a third party IPG, which is the case for the majority of subscribers for which we are paid a license fee. While we believe our advertising proposition is compelling, and that some of our MSO and DBS partners will accept advertising on their IPG in the future, our paid advertising in 2005 was limited to the same MSO partners as in 2004. Additionally, the MSO providing us with the majority of our advertising carriage, will no longer carry IPG advertising by the end of the second quarter of 2005. Our ability to significantly increase advertising revenue in future periods is largely dependent on the development of an IPG advertising platform that is accepted by both MSOs and DBS providers, advertisers and consumers.

        For the three months ended March 31, 2005, TVG Network, our interactive cable and satellite television network focused on horseracing, increased revenues by $2.8 million, or 49.4%, compared to the same period in 2004. This growth reflects increased wagering volumes, in part, due to expanded distribution and the resulting growth in customers. As of March 31, 2005, TVG Network was available in approximately 15.0 million domestic satellite and cable homes, an increase of 21.0% from March 31, 2004. Additionally, TVG Network is carried on Fox Sports Net in approximately 5.0 million southern California homes for two hours or more, five days a week.

        Operating expenses in this segment were $44.5 million for the three months ended March 31, 2005, an increase of $17.3 million, or 63.7%, from the same period last year. The increase in operating expenses were primarily due to a $8.6 million or 264.3% increase in programming and marketing costs associated with the Joan and Melissa Rivers Red Carpet events and other TV Guide Channel original programming and a $2.2 million increase in TV Guide Channel compensation costs, primarily due to severance costs. Operating expenses at TVG Network also increased by $2.3 million due to increased wagering volumes and increased content and programming expenses. We also incurred $1.0 million in costs associated with the launch of TV Guide Spot, for which there was no comparable cost in the prior year.

        We anticipate a meaningful increase in operating costs going forward, primarily due to increased programming and marketing spend at TV Guide Channel and the launch of TV Guide Spot in the second quarter of 2005. For the remainder of 2005, we plan to spend approximately $11.0 million to $16.0 million more on TV Guide Channel’s new original programming and its associated marketing costs, than was spent in the comparable period in 2004. We also anticipate spending an additional $4.0 million to $7.0 million on the launch and continuing operations of TV Guide Spot, for which there was no comparable cost in the prior year.

         Additional Cable and Satellite Segment Operating Statistics

	As of
Subscriber Data (in thousands) (1)	March 31, 2005	Dec. 31, 2004	March 31, 2004	Dec. 31, 2003
TV Guide Channel	76,911	76,667	67,882	57,091
Cable and Satellite Technology Licenses	34,511	32,659	17,619	11,456
TVG Network	15,000	14,300	12,400	12,300

(1)	Subscriber data represents:
• Nielsen households for the domestic TV Guide Channel
• Cable and Satellite Technology Licenses reported by domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid
• Households for TVG Network, based primarily on information provided by distributors

Consumer Electronic Licensing Segment

        For the three months ended March 31, 2005, revenues in this Segment were $28.3 million, a decrease of $24.4 million, or 46.4%, compared to the same period in 2004. The decrease in revenue was primarily due to the absence of $19.4 million in settlements that occurred in the three months ended March 31, 2004 and DBS revenues no longer being collected from CE manufacturers of DirecTV’s set-top boxes, but instead being paid by DirecTV. Excluding settlements and DBS, revenues from our VCR Plus+, CE IPG and Other CE businesses decreased by $1.6 million as compared to the same period in 2004.

        The following table shows the breakdown of revenues in the CE Licensing Segment by product (in thousands):

	Three Months Ended March 31,		Change
	2005	2004	Dollars	Percent
CE Licensing Segment:
VCR Plus+	$14,112	$18,402	$(4,290)	(23.3)%
CE IPG	11,444	23,584	(12,140)	(51.5)%
DBS	295	9,167	(8,872)	(96.8)%
Other	2,399	1,536	863	56.2%

Total	$28,250	$52,689	$(24,439)	(46.4)%

        Our VCR Plus+ business includes technology, marketed under the VCR Plus+ brand in North America, the G-Code brand in Asia and the Video Plus+/ShowView brand in Europe, which is incorporated in CE products. For the three months ended March 31, 2005, revenues decreased by $4.3 million, or 23.3% compared to the same period in 2004. This decline is partially due to not recognizing revenue from two major CE manufacturers whose contracts expired. Although these two CE manufacturers continued to ship units, they have not remitted payments to us nor provided us with units shipped reports. Revenue from these two CE manufacturers was $2.2 million for the three months ended March 31, 2004. The remainder of this decline is primarily due to a decline in units, incorporating our VCR Plus+ technology, shipped by our two largest CE customers as well as a reduction in revenue due to the technology bundling deals discussed below. One of the two customers for whom we experienced a decrease in units incorporating our technology experienced a decrease in market share. The other elected not to incorporate our technology in certain digital recorders, in order to compete on price with lower tier producers. The decline at these two large CE manufacturers was partially offset by increased revenue from manufacturers of low-end digital recorders, including tier-two manufacturers who had not previously licensed this technology. We believe that increased sales by tier-two manufacturers will largely offset the decrease in units shipped incorporating our VCR Plus+ technology by tier-one manufacturers. Additionally, the large CE manufacturer previously discussed as electing not to incorporate our VCR Plus+ technology, has informed us it intends to reincorporate our VCR Plus+ technology, bundled along with our IPG, in certain DVD-R models shipping in the second quarter of 2005. While we believe sales of CE products containing our VCR Plus+ technology in 2005 will be flat to slightly down, we believe VCR Plus+ revenues are still likely to decrease due to the bundling deals discussed below. Additionally, some time in the future, we anticipate consumers will demand more advanced guidance and recording technologies in digital devices as the cost of these technologies decreases. While this will likely decrease the demand for VCR Plus+, we believe this demand will increase our CE IPG revenues and offset the decrease in VCR Plus + revenues.

        Our CE IPG business includes (i) our IPG incorporated in CE products under the TV Guide On Screen brand in North America, G-GUIDE brand in Asia, and GUIDE Plus+ brand in Europe; and (ii) IPG patent licenses with third parties other than cable and satellite service providers. Revenues for our CE IPG business for the three months ended March 31, 2005 were $11.4 million, a decrease of $12.1 million, or 51.5%, compared to the same period in 2004. This decrease resulted from the absence of settlements of $14.0 million that occurred during the three months ended March 31, 2004. For the three months ended March 31, 2005, revenues based upon the incorporation of our IPG technology into CE products increased by $1.9 million or 38.9%, as compared to the same period in the prior year. This increase was primarily driven by a $1.7 million increase in revenues from the incorporation of our IPG technology in CE products sold in Asia. We anticipate a large percentage of our revenue growth in 2005 to come from the incorporation of our IPG in CE products sold in Asia, and have yet to see any meaningful revenue from the incorporation of our IPG in CE products sold in Europe. Also included in CE IPG revenue is the continued amortization of up-front payments received under long-term patent licenses; $4.3 million for each of the three months ended March 31, 2005 and 2004.

        The roll out of our IPG incorporated in CE products has been slower than we originally anticipated for, among other reasons, the long lead times manufacturers need to incorporate our IPG into their products. However, this has had the unexpected benefit of continuing the life cycle for our VCR Plus+ business by a greater than expected incorporation of this technology into digital recorders. Albeit further off in the future than previously anticipated, we still expect success for our IPG with manufacturers of mid-range to high-end digital televisions, DVRs and DVD recorders, as consumers demand more advanced guidance and recording technologies in such devices. In order to encourage the incorporation of our IPG in CE products, we offered certain large CE manufacturers the opportunity to bundle both our IPG and VCR Plus+ technology at a significant discount beginning with sales reported in the first quarter of 2005. This reduced combined IPG and VCR Plus+ revenues for the three months ended March 31, 2005, by approximately $1.3 million. Although in the near-term combined IPG and VCR Plus+ revenue may be reduced, we believe this will ultimately accelerate the incorporation of our IPG to our benefit.

        License fees from DBS set-top box suppliers for the three months ended March 31, 2005 decreased by $8.9 million compared to the same period in 2004. As a result of our agreement with DirecTV, DBS revenues are no longer collected from CE manufacturers of DirecTV’s set-top boxes, but instead are paid by DirecTV, and thus reported in our Cable and Satellite Segment, on a recurring revenue model based initially on new subscribers. As such, we no longer anticipate recognizing significant DBS revenues in the CE Licensing Segment. Additionally, revenues for the three months ended March 31, 2004 included $5.4 million in settlements.

        For the three months ended March 31, 2005, operating expenses in this segment were $14.7 million, a decrease of $5.6 million, or 27.6%, when compared to the same period in 2004. This decrease is largely due to a $7.7 million decrease in legal expenses, primarily due to active settlement discussions with Scientific-Atlanta, Inc. In the absence of a settlement with Scientific-Atlanta, Inc., our legal expenses are anticipated to be significantly higher. The decline in legal expenses was partially offset by a $1.5 million increase in compensation costs, primarily due to a $1.3 million increase in severance costs. We anticipate a meaningful increase in operating costs on a go forward basis as our CE IPG business hires additional engineers and operating personnel, primarily in the United States and Asia, to focus on reducing the amount of time necessary to incorporate our guide into CE products and increase the flexibility of our guide. We also intend to continue the build out of our terrestrial digital infrastructure.

       Corporate Segment

        For the three months ended March 31, 2005, corporate expenses were $15.4 million, a decrease of $4.3 million or 21.9% as compared to the same period in the prior year. The decline in corporate expenses was primarily due to a $4.1 million decline in legal expenses. Although outside legal expenses declined in the quarter, we continue to expect outside legal expenses to be significant for the foreseeable future. The Company is a party to several significant pending legal proceedings, and various proceedings for which we are required to reimburse the legal fees and expenses incurred by our former officers remain unresolved. Accordingly, we anticipate that we may incur significantly higher legal expenses in connection with such matters during the remainder of this year.

       Liquidity and Capital Resources

        As of March 31, 2005, our cash, cash equivalents and marketable securities were $544.7 million. In addition, we had restricted cash of $39.0 million maintained in segregated, interest-bearing accounts. Of this amount, $38.0 million relates to the November 2002 management and corporate restructuring, which is described in footnote 3.

        Net cash flows used in operating activities were $23.6 million for the three months ended March 31, 2005 compared to cash provided of $210.6 million for the same period last year. The decrease was primarily due to us receiving a one-time $250.0 million upfront license fee from Comcast to utilize our intellectual property and technology, as well as the TV Guide brand, for Comcast’s IPG. This license fee, less certain adjustments, was recorded as deferred revenue, and will be recognized as revenue on a straight-line basis over the term of the license agreement. We do not anticipate receiving similar one-time payments during 2005. Additionally, for the three months ended March 31, 2005, in connection with the settlement of the State Court Derivative Litigation and the Federal Court Derivative Litigation we paid $3.6 million in attorney’s fees to the plaintiffs’ counsel as well as $5.0 million to the State of New Jersey to settle its non-consolidated shareholder litigation.

        For the three months ended March 31, 2005, we spent approximately $1.0 million preparing for the launch of Inside TV magazine. We anticipate spending approximately $24.0 million to $29.0 million on the launch and continuing operations of Inside TV for the remainder of 2005, with approximately 50% of this spending occurring in the second quarter of 2005. For the three months ended March 31, 2005, we spent approximately $1.0 million on the launch of TV Guide Spot and anticipate spending approximately $4.0 million to $7.0 million more during the remainder of 2005. Additionally, we spent approximately $8.6 million more on TV Guide Channel’s new original programming and its associated marketing in the three months ended March 31, 2005, than we spent on programming and marketing at the TV Guide Channel in the same period in the prior year. For the remainder of 2005, we plan to spend approximately $11.0 million to $16.0 million more on TV Guide Channel’s new original programming and its associated marketing costs, than was spent in the comparable period in 2004.

        Net cash flows used in investing activities were $7.6 million for the three months ended March 31, 2005 compared to $15.5 million used in the same period last year. The decrease was primarily due to the purchase of the minority interest in SNG for $15.0 million which occurred in 2004, offset by an increase in the purchase of marketable securities.

        For the remainder of 2005, we plan to make capital expenditures of approximately $24.0 million. This spending primarily relates to upgrades to our systems and information technology infrastructure.

        Net cash flows provided by financing activities were $1.3 million for the three months ended March 31, 2005, compared to $24.3 million for the same period last year. The decrease was primarily due to a $24.5 million reduction in proceeds from the exercise of stock options in the first quarter of 2004.

        We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in deferred revenue on the condensed consolidated balance sheets. As of March 31, 2005, current and long-term deferred revenue totaled $632.4 million. We expect that approximately $65.0 million to $75.0 million of our revenue in 2005 will be from the amortization of this deferred revenue. Our liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. Our liability for other prepayments is limited to a refund of unearned prepayments in the event that we are unable to provide service. No material refunds have been paid to date.

        We expect to pay approximately $80.0 million in income taxes in 2005, primarily as a result of the treatment, for tax purposes, of the payments received from Comcast and EchoStar under IRS Revenue Procedure 2004-34. We paid $16.5 million of this $80.0 million in April of 2005. The IRS is currently examining our U.S. federal tax returns for years 2000 and 2001. The results of this and future IRS examinations may result in the recognition of significant amounts of income or significant cash outlays in future periods. We believe that adequate reserves have been made for any adjustment that might be assessed for open years.

        We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

        Based on past performance and future expectations, we believe existing cash, cash equivalents and marketable securities balances will be sufficient.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three month period ended March 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2004.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        Our MD&A section and other portions of this Form 10-Q contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. Statements containing expressions such as “may,” “will,” “continues,” “believes,” “intends,” “anticipates,” “estimates,” “plans” or “expects” used in the Company’s periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-Q and 8-K are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, those referred to below in “Certain Risks Affecting Business, Operating Results and Financial Condition” and elsewhere in this Form 10-Q. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to those discussed below. Such factors, together with the other information in this Form 10-Q, should be considered carefully in evaluating an investment in the Company’s common stock. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company’s behalf may issue. The Company undertakes no obligation to revise any forward-looking statements to reflect events or circumstances after the date of this report.

CERTAIN RISKS AFFECTING BUSINESS,OPERATING
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

        We sell TV Guide magazine to households and newsstands and customized weekly program guides to customers of cable and satellite service providers. TV Guide magazine has seen circulation contribution per copy decline significantly over the past several years, while many of the costs of producing and distributing the magazine are fixed and therefore have not declined correspondingly. A significant cause of the decline in circulation contribution per copy has been the decline in high-contribution newsstand sales due to increased competition from larger, glossy, entertainment-laden publications, free television listings included in local newspapers, IPGs incorporated into digital cable and satellite services, and other sources. To date, we have not seen a reversal in the decline in our newsstand sales, which are important to TV Guide magazine’s profitability, and no longer believe the magazine in its present form can recapture its former sales levels at the newsstand. Furthermore, in order to offset declining newsstand sales and rebuild the subscriber base of TV Guide magazine, we are providing subscribers with aggressive promotional offerings (negative contribution per copy subscriptions). As a result of the significant subscription discounts we have been offering, it would take several years of increasing renewal rates for these subscribers to become profitable. Additionally, we have seen a decline in renewals from our higher contribution subscribers. Declines in TV Guide magazine’s circulation contribution per copy and operating results may continue and could be significant. Unless the decline in newsstand sales is reversed and unless newly-acquired subscribers renew at higher rates, our results will continue to be adversely affected.

        Continued decline in TV Guide magazine advertising could adversely affect our results.

        TV Guide magazine has experienced a substantial decline in program advertising revenue. Furthermore, the drug industry, which has been one of the largest sources of conventional advertising for TV Guide magazine, has taken a more limited approach to its marketing spend. There can be no assurance that the decline in advertising will not continue, and if it continues, our results will be adversely affected.

        Our launch of Inside TV may be unsuccessful and may adversely affect our financial condition and operating results.

        We launched a new magazine called Inside TV in April of 2005.  Generally, new publications require several years to achieve profitability.  We expect that Inside TV will not achieve profitability for the next few years.  Further, we expect start-up costs, principally promotional costs and staffing, to be significant throughout the remainder of 2005.  Inside TV is targeted principally at an audience of women in their 20‘s and 30‘s. Several other magazines and other media outlets target this market segment, and there can be no assurance that Inside TV will appeal to or be accepted by this market segment or the advertisers who seek to reach it.

We face risks arising from our magazine publishing business.

        Over the past several years, the operating results of our magazine publishing business have deteriorated due to significant declines in newsstand sales, contribution per copy, and advertising revenue. We sought to reverse such declines through a variety of different initiatives, including editorial changes and aggressive promotional offerings. However, to date, these efforts have been unsuccessful. We must therefore make fundamental changes to this business and consequently, are actively evaluating TV Guide magazine’s format, content and operations, among other considerations. There can be no assurance that we will be successful in returning our magazine publishing business to profitability

        Our launch of TV Guide Spot may be unsuccessful and may adversely affect our results.

        We plan to launch TV Guide Spot, an on-demand, cross-platform television network featuring originally produced sponsored short-form video entertainment programs that provide television guidance. The success of the network is largely dependent on factors such as the extent of distribution of the network as well as market and advertiser acceptance of sponsored short-form on-demand entertainment. We cannot assure you that we will be successful in our initiative or that such initiatives will generate significant revenues.

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

        Our ability to provide IPG advertising is at the discretion of the MSO and DBS providers who have entered into license agreements to deploy their own IPG or a TV Guide branded third party IPG. Our ability to increase the revenues that we derive from the sale of advertising on IPGs distributed by our cable and satellite licensees will depend on the implementation of IPG advertising by such licensees, as well as on increased acceptance of IPG advertising by consumers and advertisers. The market for IPG advertising is at an early stage of development and we cannot assure you that we will succeed in our efforts to develop IPG advertising as a widely accepted advertising medium. The MSO providing us with the majority of our advertising carriage will no longer carry IPG advertising by the end of the second quarter of 2005.

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

        The worldwide shipment of VCRs has, and is expected to continue to, decline as VCRs are replaced by digital recording devices such as DVD recorders and DVRs. Although VCR Plus+ is now being incorporated into some lower price point digital recording devices, there is no assurance that this practice will become widespread or continue. Furthermore, in order to encourage the incorporation of our IPG in CE products, we are offering certain large CE manufacturers the opportunity to bundle both our IPG and VCR Plus+ technology at a significant discount beginning with sales reported in fiscal 2005. We anticipate this could lead to a decrease in combined IPG and VCR Plus+ revenues in fiscal 2005. While we believe this will ultimately accelerate the incorporation of our IPG to our benefit, there can be no assurance that this will be the case. In addition, there can be no assurance that we will be able to renew our existing VCR Plus+ agreements as they expire, upon terms as favorable to us as those contained in prior contracts, or at all.

        Any infringement by us or some of our licensees on patent rights of others could affect the development of our products and services or result in litigation.

        Patents of third parties may have an important bearing on our ability to offer some of our products and services. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, in the United States, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. If one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others and whether the licenses would be available or, if available, whether we would be able to obtain the licenses on commercially reasonable terms. If we were unable to obtain the licenses, we might not be able to redesign our products or services to avoid infringement. Furthermore, we provide indemnification protection to some of our CE IPG licensees and to some of our MSO and DBS provider licensees under which we may be obligated to indemnify those licensees and hold them harmless from some claims, including claims that our or their products or services infringe other parties’ patents. The costs of investigating, defending or remedying alleged infringement could be substantial and could have a material adverse effect on our financial condition or results of operations.

        Some terms of our agreements with licensees could be interpreted in a manner that could adversely affect licensing revenue payable to us under those agreements.

        Some of our agreements with CE manufacturers, cable and satellite service providers and other licensees contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another licensee on more favorable terms, we must offer some of those terms to our existing licensee. We have entered into a number of license agreements with terms that differ in some respects from those contained in other agreements. These agreements may obligate us to provide different terms to licensees, which could, if applied, result in lower revenues or otherwise adversely affect our business, financial condition, results of operations or prospects. While we believe that we have appropriately accounted for the most favored nation terms included in our license agreements, these contracts are complex and other parties could reach a different conclusion that, if correct, could have an adverse effect on our financial condition or results of operations.

        Dependence on the cooperation of MSOs and DBS providers, television broadcasters, hardware manufacturers, publications, data providers and delivery mechanisms could adversely affect our revenues.

        We rely on third party providers to deliver our CE IPG data to CE devices that include our CE IPG. Further, our national data network provides customized and localized listings to our IPG service for MSOs and DBS providers and licensees of our data used in third party IPGs for MSOs and DBS providers. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements that govern some of these relationships can be maintained on favorable economic terms.

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

        Generally, we deliver our data to our IPG service for MSOs and DBS providers and to licensees of our data used in third party IPGs for MSOs and DBS providers via satellite transmission. Currently, we rely on a single third party who provides us with satellite capacity to transmit our data to our IPG service for MSOs and DBS providers and to licensees of our data used in third party IPGs for MSOs and DBS providers. Our arrangement with the third party provider may be terminated on little or no notice. In the event that such provider elects not to transmit our data, our business, operating results and financial condition could be significantly affected. To mitigate this risk, we have built in certain redundancies in our data delivery operation to allow for transmission of our data via an alternative satellite and via the Internet. However, in the event that this provider of satellite capacity elects not to provide this capacity to transmit our data, there can be no assurance that all of our customers who currently receive our data via this provider will be able to receive our data via alternative means without significant delay or additional cost to us.

        Furthermore, in order for consumer electronics devices that incorporate our CE IPGs to receive our data, such data must also be able to pass through any receivers through which such devices are receiving television programming signals. We do not currently deliver our CE IPG data over satellite networks. Even if our CE IPG data is passed to cable subscribers through cable networks by the service providers, there is a risk that the cable set-top boxes deployed by such subscribers can impede the passage of our CE IPG data. Additionally, cable companies are progressively moving their systems from an analog format to a digital format, which poses certain problems to our data carriage. Solving such problems will require the cooperation of third parties such as the MSOs and DBS providers, television broadcasters and hardware manufacturers, and may also require additional investment by the Company. Widespread impedance of our CE IPG data could have a material adverse impact on our CE IPG business.

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

        Interruption or failure of communications and transmission systems and mechanisms could impair our abilities to effectively provide our products and services, which could affect our revenues.

        The provision of certain of our products and services depends on the continuing operation of communications and transmission systems and mechanisms, including satellite, cable, wire, over the air broadcast communications and transmission systems and mechanisms. These communication and transmission systems and mechanisms are subject to significant risks and any damage to or failure of these systems and mechanisms could result in an interruption of the provision of our products and services. Interruptions in the provision of our products and services could adversely affect our revenues, and our brand could be damaged if people believe our products and services are unreliable. The communications and transmission systems and mechanisms that we depend on are vulnerable to damage or interruption from telecommunications and satellite failures, natural disasters, terrorists attacks, power loss, computer viruses and similar events. The communications and transmission systems and mechanisms that we depend on are not fully redundant, and our disaster recovery planning cannot account for all eventualities.

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

        Although we have settled with the SEC regarding its investigation of the Company and we have settled most of the related shareholder and securities litigation filed against the Company, some of our former officers and directors have been named as defendants in certain of these matters. The plaintiff class in the Consolidated Shareholder Class Action has retained all of its securities fraud claims against our former chief executive officer and former chief financial officer. In addition, although all five of the former officers and directors of the Company who were named defendants in the pending SEC civil action have reached proposed settlements with the Los Angeles Office of the SEC, not all of these settlements have received final approval from the SEC and the court. Further, the Department of Justice (“DOJ”) has also been conducting an investigation into allegations raised against some of the Company’s former officers and directors in the SEC investigation and the related shareholder lawsuits. The Company is generally obligated, to the extent permitted by law, to indemnify our former directors and officers who are named defendants in some of these lawsuits and investigations. In addition, we are generally obligated, to the extent permitted by law, to advance legal defense costs and expenses incurred by those individuals. Our ability to anticipate the timing and amount of those costs and expenses that will be submitted to us for advancement is limited; however, those amounts have been significant and may continue to be significant until these matters are fully resolved. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments or settlements against our indemnities that could require substantial payments by us, which could have a material adverse effect on our financial position and results of operations.

        An unfavorable outcome of intellectual property litigation or other legal proceedings may adversely affect our business and operating results.

        Our results may be affected by the outcome of pending and future litigation and the protection and validity of our patents and other intellectual property rights. Our patents and other intellectual property rights are important competitive tools and many generate income under license agreements. We cannot assure you that our intellectual property rights will not be challenged, invalidated or circumvented in the United States or abroad. Furthermore, we are subject to various antitrust claims asserted by third parties in connection with pending intellectual property litigation. Some of these matters involve potential compensatory, punitive or treble damage claims, or sanctions that, if granted, could have a material adverse effect on us. Unfavorable rulings in our legal proceedings, including those described in Note 3, “Litigation and Other Contingencies,” to the Condensed Consolidated Financial Statements, may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

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

        The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While these regulations do not apply directly to us, they affect cable television providers and other multichannel video programming distributors (“MVPDs”), which are the primary customers for our products and services. In March 2005, the FCC extended to July 1, 2007 a deadline under which MVPDs (except DBS providers) must phase-out consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions. The FCC has indicated that it may eliminate this separation requirement altogether if the cable and consumer electronics industries successfully negotiate a bi-directional “plug-and-play” agreement, which would allow interactive services to be provided on digital televisions without the need for a set-top box. A plug and play agreement could affect demand for IPGs incorporated into set-top boxes or consumer electronics devices, such as TV Guide Interactive and our CE IPGs. Future developments relating to any of these or other regulatory matters may adversely affect our business.

        The gaming activities of TVG Network are extensively regulated.

        TVG Network derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. Additionally, TVG Network’s Internet-based horse race wagering operations are heavily regulated. Adverse changes in the political climate, new legislation or regulatory activity could harm our business. From time to time, members of Congress and state legislatures have introduced bills that would prohibit or severely restrict off-track interstate pari-mutuel or Internet-based wagering. In addition, a leading payment system has, on behalf of its member financial institutions, recently taken an interest in limiting the use of credit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations. Although such efforts to restrict payment mechanisms may not be targeted at the lawful activity of licensed operations such as TVG Network, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects.

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

        News Corporation has significant influence over our business because of its beneficial ownership of our common stock and the number of its executives who serve on our Board of Directors. There can be no assurance that its interests are aligned with that of our other shareholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from those of other stockholders and of the Company itself. If News Corporation were to sell, or otherwise transfer, all or a large percentage of its holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities. In addition, this concentration of ownership could delay or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our exposure to market rate risk for changes in interest rates relates primarily to our investment account. We have not used derivative financial instruments in our investment portfolio. We invest a majority of our excess cash in funds maintained with several high-credit quality financial institutions. We also invest in debt instruments of the U.S. government and its agencies and high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in fixed rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in fair value due to changes in interest rates.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2005 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2005 in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As described in “Certain Risks Affecting Business, Operating Results and Financial Condition,” we do not have a comprehensive disaster recovery plan or back-up system, or fully redundant systems for some of our critical operations, and a disaster could severely damage our operations. We are currently developing such a plan and expect to make incremental progress in implementing business continuity and disaster recovery plans during 2005.

PART II—OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

        Note 3 to the Condensed Consolidated Financial Statements—Unaudited is incorporated herein by reference.

ITEM 6.        EXHIBITS

        Exhibits

10.1	Separation Agreement and General Release between Gemstar and Ian Aaron (Incorporated by reference to Gemstar’s Form 8-K filed on March 14, 2005)
10.2	Separation Agreement and General Release between Gemstar and Douglas Macrae (Incorporated by reference to Gemstar’s Form 8-K filed on March 14, 2005)
10.3	2005 TV Guide Annual Bonus Plan (Incorporated by reference to Gemstar’s Form 8-K filed on April 21, 2005)
10.4	Amended and Restated Services Agreement between News Corporation and Gemstar, amended and restated as of January 1, 2004,and addendum thereto relating to Anthea Disney
31.1	CEO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMSTAR-TV GUIDE INTERNATIONAL, INC. (Registrant) By: /s/ BRIAN D. URBAN —————————————— Brian D. Urban Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2005