Form 10-Q
period 2005-06-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2005-08-04
CIK 923282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

        As of July 29, 2005, there were 426,161,768 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.
INDEX

Items 2, 3 and 5 of PART II are not applicable and have been omitted.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$508,250	$558,529
Restricted cash	39,169	38,880
Marketable securities	9,845	11,191
Receivables, net	117,840	123,981
Deferred tax assets, net	38,205	3,863
Current income taxes receivable	16,641	21,333
Other current assets	29,203	30,950

Total current assets	759,153	788,727
Property and equipment, net	45,227	45,483
Indefinite-lived intangible assets	66,272	66,272
Finite-lived intangible assets, net	115,528	123,349
Goodwill	259,524	259,524
Income taxes receivable	40,996	40,998
Other assets	28,971	38,020

	$1,315,671	$1,362,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,623	$62,284
Accrued liabilities	163,418	171,621
Current income taxes payable	46,310	232
Current portion of capital lease obligation	536	515
Current portion of deferred revenue	156,792	161,687

Total current liabilities	409,679	396,339
Deferred tax liabilities, net	4,775	28,274
Capital lease obligation, less current portion	13,000	13,274
Deferred revenue, less current portion	458,542	485,941
Other liabilities	123,285	127,753
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share	--	--
Common stock, par value $0.01 per share	4,337	4,337
Additional paid-in capital	8,467,816	8,478,540
Accumulated deficit	(8,086,556)	(8,077,700)
Accumulated other comprehensive income, net of tax	125	659
Treasury stock, at cost	(79,332)	(95,044)

Total stockholders' equity	306,390	310,792

	$1,315,671	$1,362,373

        See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Publishing	$84,772	$95,088	$167,106	$193,450
Cable and satellite	69,467	63,020	134,280	105,148
Consumer electronics licensing	22,778	20,435	51,028	73,124

	177,017	178,543	352,414	371,722

Operating expenses:
Publishing	100,699	93,909	190,883	184,318
Lease settlement	--	(10,088)	--	(10,088)
Cable and satellite	36,992	30,840	81,505	58,031
Consumer electronics licensing	12,743	16,436	27,462	36,781
Corporate	14,206	21,813	29,635	41,581

Operating expenses, exclusive of expenses shown below	164,640	152,910	329,485	310,623
Stock compensation	30	34	55	237
Depreciation and amortization	7,370	8,857	14,585	17,485

	172,040	161,801	344,125	328,345

Operating income	4,977	16,742	8,289	43,377
Interest income, net	3,707	1,033	7,011	446
Other income, net	82	127	360	172

Income from continuing operations before income taxes	8,766	17,902	15,660	43,995
Income tax expense (benefit)	13,873	(23,294)	24,516	16,241

(Loss) income from continuing operations	(5,107)	41,196	(8,856)	27,754

Discontinued operations:
Income from discontinued operations	--	1,246	--	15,585
Loss on disposal of discontinued operations	--	--	--	(28,882)
Income tax expense	--	438	--	12,229

Income (loss) from discontinued operations	--	808	--	(25,526)

Net (loss) income	$(5,107)	$42,004	$(8,856)	$2,228

Basic and diluted per share:
(Loss) income from continuing operations	$(0.01)	$0.10	$(0.02)	$0.07
Loss from discontinued operations	--	--	--	(0.06)

Net (loss) income	$(0.01)	$0.10	$(0.02)	$0.01

Weighted average shares outstanding - basic	424,919	423,379	424,603	421,706

Weighted average shares outstanding - diluted	424,919	425,874	424,603	426,089

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—UNAUDITED
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance at beginning of period	$308,547	$363,432	$310,792	$375,973
Net (loss) income	(5,107)	42,004	(8,856)	2,228
Other comprehensive loss	(315)	(265)	(534)	(375)

Comprehensive (loss) income	(5,422)	41,739	(9,390)	1,853
Other, principally shares issued pursuant to stock option plans, including tax benefit,
and amortization of unearned compensation	3,265	675	4,988	28,020

Balance at end of period	$306,390	$405,846	$306,390	$405,846

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(8,856)	$2,228
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,585	17,485
Deferred income taxes	(57,841)	21,527
Loss on disposal of discontinued operations	--	28,882
Transfer to restricted cash	--	(43,425)
Gain on lease settlement	--	(10,088)
Other	1,726	458
Changes in operating assets and liabilities:
Receivables	7,172	2,845
Income taxes receivable	4,692	739
Other assets	8,656	5,878
Accounts payable, accrued liabilities and other liabilities	(32,603)	918
Income taxes payable	46,078	993
Deferred revenue	(32,294)	396,249

Net cash (used in) provided by operating activities	(48,685)	424,689

Cash flows from investing activities:
Proceeds from dispositions of businesses	--	46,000
Investments and acquisitions	--	(15,000)
Purchases of marketable securities	(12,961)	(4,744)
Maturities of marketable securities	14,185	4,775
Proceeds from sale of assets	134	2,570
Additions to property and equipment	(6,704)	(5,082)

Net cash (used in) provided by investing activities	(5,346)	28,519

Cash flows from financing activities:
Repayments under bank credit facility and term loan	--	(138,448)
Repayment of capital lease obligations	(252)	(1,142)
Proceeds from exercise of stock options	4,304	26,525
Distributions to minority interests	--	(1,060)

Net cash provided by (used in) financing activities	4,052	(114,125)

Effect of exchange rate changes on cash and cash equivalents	(300)	(118)

Net (decrease) increase in cash and cash equivalents .	(50,279)	338,965
Cash and cash equivalents at beginning of period	558,529	257,360

Cash and cash equivalents at end of period	$508,250	$596,325

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(1)   Organization and Basis of Presentation

        Gemstar-TV Guide International, Inc., a Delaware corporation (“Gemstar” or the “Company”), is a media, entertainment and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of television viewers worldwide.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s 2004 Annual Report on Form 10-K and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

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

        The Company’s Consumer Electronics (“CE”) Licensing Segment revenues tend to be the highest in the first quarter, when CE manufacturers report their fourth quarter sales. The Publishing and Cable and Satellite Segments historically have higher revenues in the second half of the year.

        On March 1, 2004, the Company entered into an agreement with EchoStar Communications Corporation and/or certain of its subsidiaries (“EchoStar”) whereby EchoStar acquired substantially all of the operating assets and certain liabilities of the Company’s SuperStar/Netlink Group LLC, UVTV distribution services and SpaceCom Systems businesses (collectively the “SNG Businesses”) for approximately $48.0 million. Accordingly, the SNG Businesses are shown as discontinued operations in the accompanying condensed consolidated statements of operations.

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

(2)  Dispositions and Acquisitions

        Discontinued Operations - SNG Businesses

        In connection with the sale of the SNG Businesses, the Company recognized a pre-tax loss on disposal of discontinued operations of $28.9 million during the six months ended June 30, 2004. The loss consisted of a write-down of the net carrying value of the disposal group to fair value less cost to sell. Costs associated with this disposal were estimated at $5.9 million, and consisted principally of the contractual acceleration of certain liabilities, employee-related transfer costs necessitated by the deal structure (asset purchase), and other transaction costs. As of June 30, 2005, $4.9 million of these costs remain unpaid and are included in accrued expenses in the accompanying condensed consolidated balance sheets. These costs are expected to be paid this year.

        Revenues of the SNG Businesses were $3.5 million and $38.7 million for the three months and six months ended June 30, 2004, respectively.

        Samsung Transaction

        Effective January 1, 2004, the Company agreed to release Samsung Electronic Co., Ltd (“Samsung”) from a claim arising in connection with Samsung’s transfer of set-top boxes to a satellite television service provider prior to January 1, 2004. In exchange, Samsung agreed to pay the Company $4.0 million in cash and transfer a 20% minority interest in a Company subsidiary to the Company at no additional cost. The fair value of Samsung’s minority interest in the subsidiary was estimated to be $1.4 million. The Company recognized revenue of $5.4 million in connection with this transaction in the six months ended June 30, 2004.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(2)  Dispositions and Acquisitions (continued)

        Pioneer Transaction

        In February 2004, the Company and Pioneer Electronic Corp. and its affiliates (collectively “Pioneer”) agreed to settle all pending legal disputes. As a result of the settlement, the Company received a one-time payment of $14.0 million, along with multi-year licensing agreements under which, among other things, Pioneer will pay per-unit license fees for digital products incorporating the Company’s technology. The Company recognized the $14.0 million payment as revenue in the six months ended June 30, 2004.

        Lease Settlement

        On June 30, 2004, the Company settled all obligations related to the premises previously occupied by the Company’s Gemstar eBook operations. When these premises were vacated during the year ended December 31, 2002, the Company reserved $16.2 million to provide for the estimated net present value of future lease obligations. The Company paid the landlord $5.0 million in full settlement of all remaining lease obligations. The Company recognized the reversal of the remaining reserve of $10.1 million in operating expenses during the second quarter of 2004. This item is presented as a separate line item in the accompanying condensed consolidated statements of operations.

(3)  Litigation and Other Contingencies

        The following material developments in the Company’s legal proceedings occurred in the quarter ended June 30, 2005. The Company intends to vigorously defend or prosecute all pending legal matters unless specified otherwise below.

        SEC Matters

        As previously reported, on May 9, 2003, in a proceeding captioned In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., in the United States District Court for the Central District of California, Case No. CV-03-3124 MRP (PLAx), the Court ordered the Company to retain approximately $37.0 million in segregated, interest-bearing bank accounts, established in connection with its November 2002 management and corporate governance restructuring, pursuant to Section 1103 of the Sarbanes-Oxley Act (the “1103 funds”). This order prevents the Company from paying any portion of those funds to its former Chief Executive Officer, Henry C. Yuen, or its former Chief Financial Officer, Elsie Ma Leung. On March 22, 2005, in a proceeding captioned Securities and Exchange Commission v. Henry C. Yuen, et al., Case No. 03-56129, the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s May 9, 2003 decision regarding the 1103 funds. On June 20, 2005, in a proceeding captioned Henry C. Yuen and Elsie M. Leung v. Securities and Exchange Commission and Gemstar-TV Guide International, Inc., Case No. 04-1723, Dr. Yuen and Ms. Leung filed a petition for a Writ of Certiorari for the United States Supreme Court to review the decision of the lower Court.

        As previously reported, on June 19, 2003, the Securities and Exchange Commission (the “SEC”) filed an action entitled Securities and Exchange Commission v. Henry C. Yuen, et al., in the United States District Court for the Central District of California, Case No. CV 03-4376 MRP (PLAx), alleging violations of the federal securities laws by Dr. Yuen, Ms. Leung and Craig M. Waggy and seeking declaratory and injunctive relief, disgorgement of all monies received as a result of their alleged illegal conduct, and civil penalties. In January of 2005, defendants Dr. Yuen, Ms. Leung and Mr. Waggy were each reported to have reached a settlement with the Los Angeles office of the SEC, subject to the approval of the Washington, D.C. office of the SEC. To date, none of these settlements has been finalized. On June 10, 2005, the SEC requested that the Court lift the stay on the case involving Dr. Yuen and Ms. Leung, rule on the pending motions for summary judgment, and if necessary set the case for trial. Dr. Yuen and Ms. Leung have opposed the SEC’s request and sought a further stay of the proceedings.

        Claims Under the Company’s Directors and Officers Liability Policies

        On July 6, 2005, the Company filed a complaint against its former insurance carriers in a case captioned Gemstar-TV Guide International, Inc. v. National Union Fire Insurance Company of Pittsburgh, PA, Federal Insurance Company, et al., in the Superior Court of the State of California for the County of Los Angeles, Case No. BC336184, alleging that the issuers of the Company’s directors and officers (“D&O”) liability insurance policies, for the 1999-2002 policy periods, breached their obligations under these policies. As previously reported, the Company tendered various claims, including claims for defense costs related to the SEC investigation and various related shareholder and derivative actions, to the issuers of the policies. The Company’s insurance carriers have made no payments under these policies for the vast majority of the tendered claims, and have disputed the availability of coverage under these policies on a variety of grounds. In April of 2004, the Company commenced a formal dispute resolution process pursuant to the policies which failed to resolve this matter. The Company’s complaint seeks declaratory relief, monetary damages plus interest, attorneys’ fees and costs. The Company has not recorded a contingent receivable with respect to these matters in the accompanying condensed consolidated financial statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(3)  Litigation and Other Contingencies (continued)

        Non-consolidated shareholder litigation

        Minas Litos and Anastasia Litos, et al., v. Gemstar-TV Guide International, Inc.,in the United States District Court for the Central District of California, Case No. CV 04-8595 MRP (PLAx). As previously reported, on February 17, 2004, individual shareholders filed an action against the Company alleging various breaches of fiduciary duty, violations of state and federal securities laws, and seeking unspecified monetary damages and attorneys’ fees and costs. On May 26, 2005, the plaintiffs filed an amended complaint incorporating additional factual allegations. On June 22, 2005, the Company filed a motion to dismiss the plaintiffs’ amended complaint.

        Patent and Antitrust Litigation

        On June 1, 2005, the Company entered into settlement, cross-licensing and porting agreements with Scientific-Atlanta, Inc. (“SA”). Pursuant to those agreements, the parties resolved all outstanding litigation between them. Under these agreements, during a term of up to 9.5 years commencing July 1, 2005, the parties are obligated to make various payments to each other. The annual license fees due from SA to the Company will be calculated on a per unit basis based upon the number and type of products incorporating the Company’s technology and shipped by SA to its customers during the term, subject to annual minimum payments. The Company’s annual license fee payments to SA will be fixed. The minimum aggregate license fees that the Company is entitled to receive from SA during the term will equal approximately $154 million. The aggregate payments to be made by the Company to SA during the term, based on the cross-license and porting agreements, will be approximately $89 million. The actual amount and timing of the revenue that the Company records under these agreements will depend upon the number and type of product shipments that SA reports during each year of the term. As a result of the Company’s previous settlements with General Instrument Corporation, Thomson Inc., Pioneer Corporation, and EchoStar Communications Corporation and their affiliates, the Company and SA were the only parties remaining in the consolidated action captioned In re Gemstar Development Corporation Patent Litigation, in the United States District Court for the Northern District of Georgia, Master File No. MDL-1274-WBH (the “MDL Litigation”). In connection with the settlement reached between the Company and SA, the Court entered the parties’ joint stipulation of dismissal with prejudice on June 2, 2005, resolving the MDL Litigation and each of the cases listed in items “(a)” through “(f)” below:

(a)   Scientific-Atlanta, Inc. v. Gemstar International Group Limited, Gemstar Development Corporation and Index Systems, Inc., in the United States District Court for the Northern District of Georgia, Civil Action File No. 98-CV-3477-WBH. On December 3, 1998, SA commenced this action against the Company (SA’s complaint was amended several times). As of December 31, 2004, SA was seeking a declaratory judgment of non-infringement, invalidity and unenforceability of United States Patent Nos. 4,751,578, 4,908,713, 4,963,994, 5,038,211, 5,193,357, 5,508,815, 5,915,068 and 5,568,272. The complaint also alleged that the Company engaged in anticompetitive conduct, including violations of federal antitrust laws, and sought declaratory relief, monetary damages (including treble damages and costs of litigation) and injunctive relief. The Company filed a counterclaim for infringement of the ‘815, ‘272, ‘578, ‘713 and ‘068 patents, seeking declaratory relief, monetary damages (including treble damages, costs of litigation and attorneys’ fees) and injunctive relief.

(b)   Gemstar Development Corporation and Index Systems Inc. v. Scientific-Atlanta, Inc., in the United States District Court for the Northern District of Georgia, Civil Action File No. 99-CV-1242-WBH (transferred from the Central District of California). On December 4, 1998, the Company commenced this action against SA in the United States District Court for the Central District of California, Case No. CV 98-9781 HLH (RNBx). On December 10, 1998, the Company filed a First Amended Complaint alleging infringement of United States Patent Nos. 5,508,815 and 5,568,272 and seeking monetary damages (including treble damages, costs of litigation and attorneys’ fees) and injunctive relief.

(c)   Scientific-Atlanta, Inc. v. Gemstar-TV Guide International, Inc., Gemstar Development Corporation, Index Systems, Inc. and Index Systems B.V., in the United States District Court for the Northern District of Georgia, Civil Action No. 99-CV-1040-WBH. On April 23, 1999, SA filed an action against the Company alleging infringement of SA’s United States Patent Nos. 4,885,775, 4,991,011 and 5,477,262, and seeking monetary damages and injunctive relief.

(d)   Scientific-Atlanta, Inc. v. StarSight Telecast, Inc., in the United States District Court for the Northern District of Georgia, Civil Action No. 99-CV-1890. On July 23, 1999, SA filed an action against the Company’s StarSight Telecast, Inc. subsidiary in the U.S. District Court for the Northern District of Georgia, alleging infringement of the same three patents at issue in Civil Action No. 99-CV-1040 (see paragraph “(c)” above), and seeking monetary damages and injunctive relief.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(3)  Litigation and Other Contingencies (continued)

(e)   Scientific-Atlanta, Inc. v. StarSight Telecast, Inc., in the United States District Court for the Northern District of Georgia, Civil Action No. 99-CV-1671-WBH. On June 25, 1999, SA filed an action against StarSight in the U.S. District Court for the Northern District of Georgia, seeking a declaratory judgment of invalidity and non-infringement of United States Patent Nos. 4,706,121 and 5,479,268. StarSight answered the complaint and counterclaimed against SA for infringement of the patents, seeking monetary damages and injunctive relief. On January 21, 2003, SA amended its complaint in this case seeking declaratory relief of invalidity, unenforceability, and non-infringement of the ‘121 and ‘268 patents, as well as a declaration that SA is the true owner of the ‘121 patent by virtue of an assignment, a declaration of patent misuse for both patents, exceptional case damages and its costs.

(f)   Gemstar-TV Guide International Inc., and StarSight Telecast, Inc., v. Scientific-Atlanta, Inc., in the United States District Court for the Northern District of Georgia, Civil Action No. 01-CV-0406-WBH. On February 9, 2001, the Company and Starsight filed an action against SA asserting claims for infringement of United States Patent Nos. 5,809,204, 5,479,268, and 5,253,066, and seeking injunctive relief, monetary damages, treble damages, and attorneys’ fees.

        Gemstar Development Corporation and Index Systems, Inc. v. Scientific Atlanta, Inc., in the United States Court of Appeals for the Federal Circuit, Case No. 05-1102. On December 2, 2004, the Court docketed this appeal from the final judgment entered in Gemstar Development Corporation and Index Systems Inc. v. Scientific-Atlanta, Inc., in the United States District Court for the Northern District of Georgia, Civil Action File No. 99-CV-1242-WBH (see paragraph “(b)” above). In connection with the settlement reached between the Company and SA, the Company sought leave of the Court of Appeals to voluntarily dismiss the appeal. On June 28, 2005, the Court entered an order granting the Company’s motion.

        The Company was a party in an ancillary proceeding related to the MDL Litigation, which was filed in the United States District Court for the Northern District of Oklahoma and captioned In re Gemstar Development Corporation Patent Litigation, Case No. 02-MC-18-EA(J). In this ancillary proceeding, SA sought monetary and non-monetary sanctions in a contempt proceeding against the Company and Peter C. Boylan, a former employee of the Company. In connection with the settlement reached between the Company and SA, the parties filed a joint stipulation of dismissal, which the Court entered on June 15, 2005.

        Personalized Media Communications, LLC v. Scientific-Atlanta, Inc., and PowerTV, Inc., in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 02-CV-824 CAP. On November 6, 2002, SA and PowerTV, Inc. (“PowerTV”) filed a counterclaim against the Company in this case seeking a declaration of non-infringement, invalidity and unenforceability of certain patents as to which the Company is a licensee. The Company answered SA’s and PowerTV’s counterclaims and asserted causes of action against SA for patent infringement and against Personalized Media Communications, LLC (“PMC”) for breach of contract. On March 3, 2005, the parties received the Special Master’s Report and Recommendation on Claim Construction. On June 6, 2005, the Court entered its order on claim construction. In connection with the settlement reached between the Company and SA, on June 21, 2005, the Court entered the parties’ joint stipulation of dismissal of the claims between the Company and SA. However, the claims between PMC and the Company, as well as the claims between PMC and SA, are still pending.

        On or about March 16, 2001, the United States International Trade Commission (“ITC”) instituted an investigation referred to as In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation No. 337-TA-454 (ITC), as a result of a complaint filed on February 14, 2001 by the Company and StarSight regarding imports of certain set-top boxes and components thereof. The complaint alleged that Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer North America, Inc., Pioneer New Media Technologies, Inc., SA, EchoStar Communications Corporation, and SCI Systems, Inc. (collectively “Respondents”) violated the Tariff Act of 1930, as amended, 19 U.S.C. Section 337, by unlawful importation into the United States, sale for importation into the United States, and/or sale in the United States after importation of set-top boxes and/or components that directly, contributorily or by inducement, infringe patents owned by the Company. As previously disclosed, the Company settled this matter with all Respondents other than SA and dismissed them from the case. In connection with the settlement reached between the Company and SA, the parties filed a joint motion to terminate the investigation on June 13, 2005.

         Other Litigation

        On May 27, 2005, in the American Arbitration Association (“AAA”) proceeding captioned Henry C. Yuen v. Gemstar-TV Guide International, Inc., AAA Case No. 13 116Y 01305 03, Dr. Yuen filed an emergency application for an interim order requiring, among other things, that the Company release a portion of the 1103 funds (see “SEC Matters” above). In addition, on July 15, 2005, Dr. Yuen filed a motion to dismiss the counterclaims that the Company filed against him. The Company intends to oppose Dr. Yuen’s motion to dismiss. On July 18, 2005, the AAA panel issued an order denying Dr. Yuen’s emergency application for the release of the 1103 funds.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(3)  Litigation and Other Contingencies (continued)

        In addition to the items listed above, the Company is a party to various legal actions, claims and proceedings as set forth in its Form 10-K for the year ended December 31, 2004, as well as other actions, claims and proceedings incidental to its business. Additional information regarding certain of the matters discussed above is contained in that filing.

        Due to the preliminary nature of certain of these proceedings and the uncertainty of litigation generally, the outcome of individual cases is not predictable with any assurance. The Company is unable to predict at this time the likely outcome of the litigation or estimate its liability, if any, with regard to these or other incidental cases. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. However, the Company may incur losses or be required to incur expenses or costs in these and other incidental litigation matters in aggregate amounts that could have a material adverse effect on its financial condition or results of operations. At this time, management has not reached a determination that any of the matters listed above, or the Company’s other litigation, are expected to result in liabilities that will have a material adverse effect on the Company’s financial position or results of operations.

(4)  Related Party Transactions

        As of June 30, 2005, News Corporation beneficially owned approximately 41% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

        The Company charged entities controlled by News Corporation $3.8 million and $4.9 million for advertising and other services during the three months ended June 30, 2005 and 2004, respectively, and $7.6 million and $7.4 million for the six months ended June 30, 2005 and 2004, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities at a cost of $0.3 million and $0.3 million for the three months ended June 30, 2005 and 2004, respectively, and $0.7 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively.

        The Company also provides advertising and other services to a third party that is the beneficiary of a media services commitment from News Corporation. News Corporation pays the Company for the services provided to the third party, and accordingly reduces News Corporation’s obligation to this third party. The Company charged News Corporation $2.3 million and $0.6 million for the three months ended June 30, 2005 and 2004, respectively, and $2.5 million and $2.2 million for the six months ended June 30, 2005 and 2004, respectively.

        The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.2 million and $1.1 million for the three months ended June 30, 2005 and 2004, respectively, and $2.4 million and $2.2 million for the six months ended June 30, 2005 and 2004, respectively. News Corporation also began providing the Company with the services of the Company’s current chairman of the board of directors starting in December 2004. Expenses associated with these services approximated $0.1 million and $0.2 million for the three months and six months ended June 30, 2005, respectively.

        During the third quarter of 2004, the Company entered into a long-term capital sublease with an affiliate of News Corporation for a transponder to be used in its Cable and Satellite Segment operations. Related amortization and interest expense recognized under this capital sublease was $0.5 million and $1.0 million for the three months and six months ended June 30, 2005, respectively. The total obligation under this capital lease was $13.5 million at June 30, 2005 and $13.8 million at December 31, 2004.

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

        As of June 30, 2005 and December 31, 2004, the Company had receivables due from News Corporation-controlled entities totaling $2.6 million and $2.7 million, respectively, and payables due to News Corporation-controlled entities totaling $0.1 million and $0.1 million, respectively.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(4)   Related Party Transactions (continued)

        The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

        The Company leases approximately 25,941 square feet of office space from CMT Realty Partnership, a privately held real estate partnership. The two sons of Douglas Macrae, a former executive officer of the Company, through the 1993 DBM Descendants Trust (“DBM Trust”), own a 45% interest in CMT Realty Partnership. Rent expense recognized under this lease totaled $0.3 million and $0.1 million for the three months ended June 30, 2005 and 2004, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively. DBM Trust may receive distributions from CMT Realty Partnership, which may include profits from the lease arrangement with the Company.

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

        The Consumer Electronics Licensing Segment is responsible for the licensing of the Company’s proprietary technologies and intellectual property to the CE manufacturing industry and interactive television software providers, and recognizes advertising revenues related to IPGs incorporated in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North America, and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, G-GUIDE brand in Asia and GUIDE Plus+ brand in Europe. This Segment also has licensed certain IPG patents to manufacturers of set-top boxes for the cable and digital broadcast satellite (“DBS”) industries and continues to license certain IPG patents to interactive television software providers and program listing providers in the online, personal computer and other non-television businesses. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and litigation related to the enforcement or defense of patent claims.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(5)  Segment Information (continued)

        Segment information for the three months and six months ended June 30, 2005 and 2004 is presented and reconciled to consolidated income from continuing operations before income taxes as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Publishing Segment:
Revenues	$84,772	$95,088	$167,106	$193,450

Operating Expenses, exclusive of lease settlement (1)	100,699	93,909	190,883	184,318
Lease settlement	--	(10,088)	--	(10,088)

Operating expenses (1)	100,699	83,821	190,883	174,230

Adjusted EBITDA(2)	(15,927)	11,267	(23,777)	19,220

Cable and Satellite Segment:
Revenues	69,467	63,020	134,280	105,148
Operating Expenses(1)	36,992	30,840	81,505	58,031

Adjusted EBITDA(2)	32,475	32,180	52,775	47,117

CE Licensing Segment:
Revenues	22,778	20,435	51,028	73,124
Operating Expenses(1)	12,743	16,436	27,462	36,781

Adjusted EBITDA(2)	10,035	3,999	23,566	36,343

Corporate Segment:
Operating Expenses(1)	14,206	21,813	29,635	41,581

Adjusted EBITDA(2)	(14,206)	(21,813)	(29,635)	(41,581)

Consolidated:
Revenues	177,017	178,543	352,414	371,722
Operating Expenses, exclusive of lease settlement (1)	164,640	162,998	329,485	320,711
Lease settlement	--	(10,088)	--	(10,088)

Adjusted EBITDA(2)	12,377	25,633	22,929	61,099
Stock compensation	30	34	55	237
Depreciation and amortization	7,370	8,857	14,585	17,485

Operating income	4,977	16,742	8,289	43,377
Interest income, net	3,707	1,033	7,011	446
Other income, net	82	127	360	172

Income from continuing operations before income taxes	$8,766	$17,902	$15,660	$43,995

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.
(2)	Adjusted EBITDA is defined as operating income (loss), excluding stock compensation, depreciation and amortization and impairment of intangible assets. The Company believes adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and make decisions about resource allocation to the industry segments.

(6)  Income Taxes

        On July 26, 2005, the Company announced its intentions to convert TV Guide magazine from its current digest format to a full-sized full-color format beginning with the October 17, 2005 issue. Due to the significant investment the Company intends to make in TV Guide magazine, the Company's effective tax rate for the year ending December 31, 2005 is now estimated to be negative 387.7%, compared to an estimated annual effective tax rate of 154.4% for the three months ended March 31, 2005. When this effective rate was applied to the Company's income before income taxes for the three and six months ended June 30, 2005, the calculation resulted in a significant tax benefit and related deferred tax asset. Because the Company expects to recognize tax expense for the year ending December 31, 2005, the Company determined that any tax benefit resulting from this methodology was not likely to be realized in future periods. Instead of recording a benefit that is not expected to be realized, management analyzed the Company's deferred tax assets and liabilities as of June 30, 2005, and adjusted its valuation allowance to reflect the deferred tax assets that management believes are more likely than not to be realized in future periods.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(6)  Income Taxes (continued)

         The provision for income taxes as a percentage of income from continuing operations before income taxes was 158.3% and 156.6% respectively, for the three and six months ended June 30, 2005. The Company's effective tax rate was impacted by a valuation allowance required for a deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast, which were entered into in 2004. While these advances were received during 2004, a substantial portion of these advances became taxable to the Company during 2005.

         For the three months and six months ended June 30, 2004, the Company's provision for income taxes as a percentage of income from continuing operations before income taxes was (130.1%) and 36.9%, respectively. The Company determined its effective tax rate for the three months ended March 31, 2004 after entering into the EchoStar and Comcast agreements described above, but before the Internal Revenue Service ("IRS") published Revenue Procedure 2004-34 on May 6, 2004. Revenue Procedure 2004-34 allowed the Company to defer, for income tax purposes, the recognition of advance payments relating to the EchoStar and Comcast agreements in excess of their related book earnings to 2005. Because the Company determined its effective tax rate and filed its first quarter 2004 Form 10-Q after entering into the EchoStar and Comcast agreements, but before the issuance of Revenue Procedure 2004-34, the rate was impacted by a valuation allowance recorded against the deferred tax asset arising from the anticipated 2004 tax liability on advance payments received from EchoStar and Comcast. With the issuance of Revenue Procedure 2004-34, the Company revised its estimated effective tax rate for 2004 to reflect the change in tax treatment for these advances. Therefore, the Company's effective tax rate was lowered from 151.5% for the three months ended March 31, 2004 to 36.9 % for the six months ended June 30, 2004.

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

         The following table presents the effect on net (loss)/income and basic and diluted net (loss)/income per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net (loss) income, as reported	$(5,107)	$42,004	$(8,856)	$2,228
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	30	70	55	150
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(2,514)	(2,491)	(10,089)	(4,198)

Pro forma net (loss) income	$(7,591)	$39,583	$(18,890)	$(1,820)

Basic and diluted net (loss) income per share:
As reported	$(0.01)	$0.10	$(0.02)	$0.01
Pro forma	$(0.02)	$0.09	$(0.04)	$0.00

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(7)  Stock-Based Employee Compensation (continued)

        The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and amortized over the vesting period of the underlying options. When valuing options for the three and six months ended June 30, 2005, the company used a weighted-average volatility of 45%. This volatility estimate was based on the Company’s historical daily volatility from April 1, 2003 (the day after the Company restated its 2002 and prior financial results) to the date of the option grant as well as the implied volatility of the Company’s exchange traded options with a remaining term of at least six months. The Company used a weighted average expected term of 6.5 years in valuing options granted for the three months and six months ended June 30, 2005. The estimated expected term was determined based on the following formula: expected term = ((vesting term + original contractual term) /2) as described in Staff Accounting Bulletin No. 107 for estimating the expected term of “plain vanilla” options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of the pro forma effects on reported results for future periods. The above pro forma disclosure for the six months ended June 30, 2005, includes $4.6 million due to the accelerated vesting of stock options, in accordance with the employment agreements, of certain former executives who left the Company during the first quarter.

        In December 2004, the FASB issued a revised Statement 123, which as amended is effective for the Company’s first quarter of 2006. Statement 123R requires companies to expense in their consolidated statement of operations the estimated fair value of employee stock options and similar awards. The Company will adopt the provisions of Statement 123R using a modified prospective application. Under the modified prospective application, Statement 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining period using the compensation cost calculated for pro forma disclosure purposes under Statement 123 (see above). Depending on the model used to calculate stock-based compensation expense in the future, the implementation of certain other requirements of Statement 123R and additional option grants expected to be made in the future, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in Statement 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

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

        The Company has continued to pay salary and benefits to Dr. Yuen and Ms. Leung during the post-employment period at pay rates in effect prior to their termination. In accordance with the terms of each former executive’s respective employment agreements, the Company is obligated to pay such amounts until an arbitration panel concurs that each of them was properly terminated. Such payments totaled approximately $0.6 million and $1.3 million the three months and six months ended June 30, 2005, respectively, and approximately $0.7 million and $1.4 million for the three months and six months ended June 30, 2004, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations.

        Pursuant to the terms of the Patent Rights Agreement, the Company has the option to acquire certain of Dr. Yuen’s inventions during the period commencing on April 18, 2003 and ending on November 7, 2009. The Company may, in its sole discretion, terminate the agreement on April 18, 2006. The Company agreed to grant Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not to compete with the Company within the fields of interactive program guides and interactive television. Subject to applicable terms and conditions, the agreement provides for (i) annual compensation of $250,000, (ii) an acquisition fee of $250,000 for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the Patent Rights Agreement from

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(8)  Post-Employment Compensation (continued)

the sale of specified products and services with a guaranteed minimum of $1.25 million and a maximum of $2.75 million annually, with the minimum and maximum subject to annual adjustment for increases in the Consumer Price Index for Los Angeles, California, and (iv) 200,000 stock options per year to be granted each November at the market price on the date of grant during the term of this agreement. As a result of the termination of Dr. Yuen’s employment on April 18, 2003, and the resulting commencement of the effective term of the Patent Rights Agreement, the Company recognized a compensation charge and royalty fee totaling $0.8 million for each of the three months ended June 30, 2005 and 2004, and $1.6 million and $1.5 million for the six months ended June 30, 2005 and 2004, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. Under the terms of the restructuring agreements, the Company will not be obligated to issue any stock options under the agreement as a result of the forfeiture of Dr. Yuen’s right to receive such options.

(9)  Guarantees

        The Company guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

        The Company provides indemnification of varying scopes and sizes to certain of its licensees against claims made by third parties arising out of the incorporation of the Company’s products, intellectual property, services and/or technologies into the licensee’s products and services provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company’s indemnification obligation is typically limited to the cumulative amount paid to the Company by the licensee under the license agreement. Other license agreements, including those with our largest multiple system operators (“MSOs”) and DBS providers, do not specify a limit on amounts that may be payable under the indemnity arrangements. The Company has recently received notice of such an indemnification claim from one of its licensees. Additionally, the Company has agreed to reimburse another one of its licensees for legal expenses and liabilities in connection with certain pending claims in an aggregate amount not to exceed $3.5 million. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by Financial Accounting Interpretation No. 45. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

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

        In conjunction with the assignment of a lease held by TV Guide Interactive, Inc. (“Interactive”) to Guideworks, LLC, a 49% owned joint venture (“Guideworks”), Interactive and the Company’s co-venturer jointly and severally guaranteed the obligations of Guideworks under the lease. Interactive’s guaranty obligations continue as long as the Company is a member of Guideworks.

        The Company also has agreements to indemnify a number of its former and current officers and directors against losses incurred by them as a result of their service as an officer and/or director of the Company. In particular, the Company has certain agreements to indemnify and/or reimburse individuals for legal fees and expenses incurred in connection with certain litigation and investigatory proceedings. Among the former officers and directors with whom the Company has such agreements are Dr. Yuen, Ms. Leung, Mr. Boylan and Mr. Waggy. The litigation and investigatory proceedings to which these agreements relate include, but are not limited to, the investigation presently being conducted by the SEC, and the shareholder and derivative litigation in which the Company was also named as a party. The Company recorded approximately $0.6 million and $6.4 million in legal expenses incurred by its former officers and directors in the three months ended June 30, 2005 and 2004, respectively, and $1.9 million and $10.3 million in the six months ended June 30. 2005 and 2004, respectively which are included in operating expenses in the condensed consolidated statements of operations. As of June 30, 2005 and December 31, 2004, the Company had accrued expenses of $4.3 million and $8.0 million, respectively, for such amounts, which are included in accrued expenses on the condensed consolidated balance sheets.

        The Company maintains D&O liability insurance with respect to liabilities arising out of certain matters, including matters arising under securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the insurance policies.

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

        Our business strategy primarily focuses on using our unique assets such as the TV Guide brand, television listings data, data distribution infrastructure, intellectual property, and relationships with cable and satellite operators and consumer electronics (“CE”) manufacturers, as well as unique capabilities such as content development expertise, and the ability to localize data listings to individual markets, cable systems and even subscribers. We believe these assets and capabilities allow us to create TV guidance and entertainment products and services that have broad consumer appeal. We use these unique strengths to serve consumers through multiple channels: print media; cable, satellite, and interactive TV; the Internet; and CE devices. Additionally, as a leader in interactive program guide (“IPG”) technology, our strategic relationships with companies across key media and technology industries position us well to capitalize on the future growth of digital televisions, home network centers, mobile media applications and digital mass storage recording devices and the associated growth of content across these platforms.

        For the three months ended June 30 2005, we generated revenue of $177.0 million (compared to $178.5 million in the same period in 2004) and a recorded net loss of $5.1 million (compared to net income of $42.0 million in the same period in 2004). For the six months ended June 30, 2005, we generated revenue of $352.4 million (compared to $371.7 in the same period in 2004) recorded a net loss of $8.9 million (compared to net income of $2.2 million in the same period in 2004) and had cash flow used by operations of $48.7 million (compared to cash flow provided from operations of $424.7 million in the same period in 2004).

        Gemstar Businesses

        Our businesses are organized into four groups that also represent our reportable business segments. The segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses.

        Publishing Segment. Our Publishing Segment consists of our print and electronic publishing units and Web sites including TV Guide magazine, Inside TV magazine, TV Guide Online (tvguide.com and insidetv.com) and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups. For the three and six months ended June 30, 2005, our Publishing Segment generated revenue of $84.8 million and $167.1 million, respectively, which represented 47.9% and 47.4% of our total revenue, respectively. Our Publishing Segment generates revenue primarily through circulation and advertising revenues generated by TV Guide magazine.

        In April 2005, we launched a new weekly publication, Inside TV. This new magazine, with features on the latest in television news, personalities, fashion and trends, targets female TV fans ages 18 to 34 and we believe reflects the way women today are involved with television. The magazine is a full-size format, using glossy four-color paging throughout, and is sold primarily at retail distribution points. In the second quarter we published 10 issues of Inside TV and plan to publish a total of 33 issues this fiscal year.

        Over the past several years, the operating results of our magazine publishing business have deteriorated due to significant declines in newsstand sales, contribution per copy, and advertising revenue. We sought to reverse such declines through a variety of different initiatives, including editorial changes and aggressive promotional offerings. However, to date, these efforts have been unsuccessful. Consequently, we plan to transform TV Guide from the traditional digest magazine format into a full-sized, full-color weekly magazine focused on providing useful news and insights about popular TV programs and characters. Scheduled to debut with the October 17, 2005 issue, the contemporary TV Guide magazine will be published as a national edition, compared to the current 140 local editions. The contemporary TV Guide magazine will have approximately 100 full-color pages of content centered on breaking TV-related news, features and more TV celebrity photos, with a content mix of approximately 75% features and 25% listings/highlights compared to approximately 25% features and 75% listings/highlights today. The contemporary TV Guide magazine will also feature a shorter editorial cycle, enabling the magazine to be more timely and topical. The contemporary TV Guide will be more family-focused, skewing towards women ages 35 to 54. We believe the contemporary TV Guide magazine will be more effective than the digest in stimulating newsstand sales.

        The contemporary TV Guide magazine is expected to debut with a minimum paid circulation of approximately 4.5 million. Its advertising rate base will be set at 3.2 million, providing approximately 1.3 million in “circulation bonus” to advertisers at launch. We will be eliminating circulation sources that are less desirable to advertisers and do not make economic sense in the new format, such as sponsored sales and many agent driven subscriptions. Beginning in January 2006, the initial newsstand price will be set at $1.99, compared to today’s newsstand price of $2.49 for the digest-sized magazine. Promotion pricing will be used to drive newsstand sampling during the remainder of 2005. The introductory subscription price will be approximately three times today’s lowest introductory price of $0.25 per issue. We believe the contemporary TV Guide magazine will be a better, more targeted product designed to yield higher subscription prices and increased newsstand sales. With respect to advertising, while ad pages will be fewer, we expect a higher CPM.

        Taking into account severance costs, losses associated with the wind-down of the current digest product, and the conversion costs of the new format, the Company projects that TV Guide magazine operations (excluding Inside TV) will incur aggregate operating losses of approximately $90 million to $110 million in the 2005 and 2006 fiscal years, due in part to the anticipated costs of new rack acquisitions, consumer marketing and promotion programs. For 2005, the Company expects to incur $55 million to $65 million in operating losses from TV Guide magazine. The actual amount and timing of these losses will depend upon a number of factors, including the rate of rack acquisition and the level of consumer and advertiser acceptance. We believe the contemporary TV Guide magazine will begin to contribute positively to the Publishing Segment’s adjusted EBITDA in approximately three years.

        As part of our overall evaluation of the strategic direction of the publishing business, we are also currently exploring a range of strategic alternatives related to our SkyMall business, including a possible sale. SkyMall has been a positive contributor to the Publishing Segment’s financial results in recent periods, but is not central to our overall long-term strategy. There can be no assurances, however, that a sale or any other particular alternative or transaction regarding SkyMall will be pursued or will occur, or on what terms.

        Cable and Satellite Segment. Our Cable and Satellite Segment includes the operations of TV Guide Channel, TV Guide Interactive, TVG Network and TV Guide Spot. For the three months and six months ended June 30, 2005, our Cable and Satellite Segment generated revenue of $69.5 million and $134.3 million, respectively, which represented 39.2% and 38.1% of our total revenue. The Cable and Satellite Segment generates revenue primarily from affiliate and advertising fees received by TV Guide Channel, IPG service and licensing revenue received by TV Guide Interactive and wagering and licensing fees received by TVG Network.

        As part of our goal of providing subscribers with a compelling programming choice, in addition to a place to go for program listing information, during the second quarter we debuted in a one hour time slot, made for TV Guide Channel programming with a different series for each evening of the week. In a quarter when some other cable networks saw a decline in primetime national household rating, the TV Guide Channel’s primetime national household rating, as measured by Nielsen Media Research (“Nielsen”), increased 11% as compared to the same period in the prior year. In the key adults ages 18 to 49 demographic, the TV Guide Channel also saw a 10% increase in primetime national rating as measured by Nielsen. This represents the second quarter in a row that the TV Guide Channel has shown quarter over prior year’s quarter primetime national ratings growth in this demographic.

        In the second quarter of 2005, TVG Network, our interactive cable and satellite television network focused on horseracing, processed wagers totaling $114.1 million. This represents the highest quarterly total in TVG Network’s history and a 28.9% increase over the same quarter in the prior year. We believe wagering volumes, as compared to 2004, will continue to increase as we continue to expand our distribution and customer base.

        In the second quarter of 2005, we launched TV Guide Spot, a new on-demand network designed to entertain consumers while helping them navigate their ever-expanding programming choices. TV Guide Spot features short-form, originally-produced entertainment programs that guide consumers to the most compelling fare on TV each week. TV Guide Spot is continuing to roll-out and by the end of the year we expect TV Guide Spot to be fully deployed to 14 million Comcast and Time Warner digital cable subscribers. TV Guide Spot is also available to broadband users on tvguide.com and to approximately 1.0 million TiVo subscribers with stand-alone set-top boxes.

        Consumer Electronics Licensing Segment. Our CE Licensing Segment earns revenue from licensing our proprietary technologies and services to the CE manufacturing industry. For the three months and six months ended June 30, 2005, the CE Licensing Segment generated $22.8 million and $51.0 million in revenue, respectively, which represented 12.9% and 14.5% of our total revenue. The CE

Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, G-Guide brand in Asia and Guide Plus+ brand in Europe.

        In the second quarter of 2005, our CE IPG business continues to be strongest in Japan. During the quarter, 33 additional CE products incorporating our interactive program guide were released in the Japanese market. Due to improvements in our North American porting process, 21 additional CE products incorporating our interactive program guide were released in the North American market during the second quarter of 2005. In Europe, 8 additional CE products incorporating our interactive program guide were released in the second quarter.

        On June 1, 2005, we entered into settlement, cross-licensing and porting agreements with Scientific Atlanta, Inc. (“SA”). Pursuant to those agreements, the parties resolved all outstanding litigation between them. Under these agreements, during a term of up to 9.5 years commencing July 1, 2005, the parties are obligated to make various payments to each other. The annual license fees due from SA to us will be calculated on a per unit basis based upon the number and type of products incorporating our technology and shipped by SA to its customers during the term, subject to annual minimum payments. Our annual license fee payments to SA will be fixed. The minimum aggregate license fees that we are entitled to receive from SA during the term will equal approximately $154 million. The aggregate payments to be made by the Company to SA during the term, based on the cross-license and porting agreements, will be approximately $89 million. The actual amount and timing of the revenue that the Company records under these agreements will depend upon the number and type of product shipments that SA reports during each year of the term. We expect to begin reporting revenue related to the SA agreements in the fourth quarter of 2005, when we receive the third quarter of 2005 product shipment report from SA.

        Corporate Segment. Our Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions and includes related costs such as certain litigation and insurance costs. For the three months and six months ended June 30, 2005, corporate expenses were $14.2 million and $29.6 million, respectively, a decrease of $7.6 million and $11.9 million or 34.9% and 28.7% as compared to the same period in the prior year. The decline in corporate expenses was primarily due to a $6.8 million and $10.9 million decline in legal expenses for the three months and six months ended June 30, 2005. The Company is a party to several significant pending legal proceedings, and various proceedings for which we are required to reimburse the legal fees and expenses incurred by our former officers remain unresolved. Expenses related to our former officers decreased by $5.8 million and $8.4 million for the three months and six months ended June 30, 2005. However, in the absence of the resolution of these matters involving our former officers, our legal expenses in the second half of 2005 are likely to increase significantly over the levels incurred in the first half of 2005.

         Consolidated Results of Operations

        The following table sets forth certain financial information for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Statement of Operations Data:
Revenues	$177,017	$178,543	$352,414	$371,722
Operating expenses:
Operating expenses, exclusive of expenses shown below	164,640	162,998	329,485	320,711
Lease settlement	--	(10,088)	--	(10,088)
Stock compensation	30	34	55	237
Depreciation and amortization	7,370	8,857	14,585	17,485

	172,040	161,801	344,125	328,345

Operating income	4,977	16,742	8,289	43,377
Interest income, net	3,707	1,033	7,011	446
Other income, net	82	127	360	172

Income from continuing operations before income taxes	8,766	17,902	15,660	43,995
Income tax expense (benefit)	13,873	(23,294)	24,516	16,241

(Loss) income from continuing operations	(5,107)	41,196	(8,856)	27,754
Discontinued operations:
Income from discontinued operations	--	1,246	--	15,585
Loss on disposal of discontinued operations	--	--	--	(28,882)
Income tax expense	--	438	--	12,229

Income (loss) from discontinued operations	--	808	--	(25,526)

Net (loss) income	$(5,107)	$42,004	$(8,856)	$2,228

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Other Financial Data:
Net cash provided by (used in):
Operating activities	$(25,043)	$214,065	$(48,685)	$424,689
Investing activities	2,226	43,982	(5,346)	28,519
Financing activities	2,774	(138,382)	4,052	(114,125)

        Discussion

        For the three months ended June 30, 2005, revenues were $177.0 million, a decrease of $1.5 million as compared to the same period in 2004. The $10.3 million decrease in revenues from our Publishing Segment was partially offset by a $6.4 million and $2.3 million increase in revenues from our Cable and Satellite and CE Segments, respectively. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

        For the six months ended June 30, 2005, revenues were $352.4 million, a decrease of $19.3 million as compared to the same period in 2004. Revenues decreased for our Publishing and CE Segments by $26.3 million and $22.1 million, respectively. These decreases were partially offset by a $29.1 million increase in revenues for our Cable and Satellite Segment. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

        For the three months ended June 30, 2005, operating expenses were $164.6 million, an increase of $11.7 million, or 7.7% compared to the same period in 2005. Excluding the impact of the Gemstar eBook lease settlement described below, operating expenses increased by $1.6 million or 1.0%. This increase is primarily due to a $6.8 million and $6.2 million increase in expenses at our Publishing and Cable and Satellite Segments, respectively. These increases were partially offset by a $6.8 million and $5.9 million decrease in legal expenses for our Corporate and CE Segments, respectively. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

        For the six months ended June 30, 2005, operating expenses were $329.5 million, an increase of $18.9 million, or 6.1% compared to the same period in 2005. Excluding the impact of the Gemstar eBook lease settlement described below, operating expenses increased by $8.8 million or 2.7%. This increase is primarily due to a $23.5 million and $6.6 million increase in expenses at our Cable and Satellite and Publishing Segments, respectively. These increases were partially offset by a $13.5 million and $10.9 million decrease in legal expenses for our CE and Corporate Segments, respectively. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

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

Interest income, net

        For the three months and six months ended June 30, 2005, net interest income was $3.7 million and $7.0, respectively, an increase of $2.7 million and $6.6 million as compared to the same periods in 2004. The increase in interest income is due to the payoff of the TV Guide credit facility on April 26, 2004, and additional interest income earned on our higher cash balances.

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

        Liabilities related to contingent matters at June 30, 2005 and December 31, 2004 were $22.4 million and $31.2 million, respectively. This decrease was due to the settlement of the litigation summarized below.

        On January 12, 2005 and February 10, 2005, the California Superior Court for the County of Los Angeles and the United States District Court for the Central District of California, respectively, approved our agreement to settle (i) the derivative lawsuits consolidated in the California Superior Court for the County of Los Angeles as Priebe, et al., v. Boylan, et al. [In re Gemstar-TV Guide International Derivative Litigation], Case No. GC029296 and (ii) a separate derivative lawsuit captioned Knowles v. Yuen, et al. in the United States District Court for the Central District of California, Case No. CV-02-8440. The settlement agreement provided for the implementation and/or formalization of certain corporate governance provisions and a payment of attorneys’ fees by the Company. Following approval of the settlement by both courts, the Company made the $3.6 million payment of attorneys’ fees to plaintiffs’ counsel. In addition, on January 5, 2005 the Company reached a settlement with the State of New Jersey over its non-consolidated shareholder litigation. Shortly thereafter the Company made the $5.0 million payment required under the New Jersey settlement agreement and the California Superior Court for the County of Los Angeles dismissed that case.

        Outside legal expenses were $5.6 million and $17.9 million for the three months ended June 30, 2005 and 2004, respectively and $12.1 million and $36.1 million for the six months ended June 30, 2005 and 2004, respectively. Although we have settled all outstanding litigation between us and SA, we are still a party to various other legal proceedings and are required to reimburse the legal fees and expenses incurred by our former officers in connection with the proceeding in which they are involved. In the absence of the resolution of the matters involving our former officers, our legal expenses in the second half of 2005 are likely to increase significantly over the levels incurred in the first half of 2005.

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

        Due to the significant investment the Company intends to make in TV Guide magazine (see above), the Company’s effective tax rate for the year ending December 31, 2005 is now estimated to be negative 387.7%, compared to an estimated annual effective tax rate of 154.4% for the three months ended March 31, 2005. When this effective rate was applied to the Company’s income before income taxes for the three and six months ended June 30, 2005, the calculation resulted in a significant tax benefit and related deferred tax asset. Because the Company expects to recognize tax expense for the year ending December 31, 2005, the Company determined that any tax benefit resulting from this methodology was not likely to be realized in future periods. Instead of recording a benefit that is not expected to be realized, management analyzed the Company’s deferred tax assets and liabilities as of June 30, 2005, and adjusted its valuation allowance to reflect the deferred tax assets that management believes are more likely than not to be realized in future periods.

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 158.3% and 156.6% respectively, for the three and six months ended June 30, 2005. The Company’s effective tax rate was impacted by a valuation allowance required for a deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast, which were entered into in 2004. While these advances were received during 2004, a substantial portion of these advances became taxable to the Company during 2005.

        For the three months and six months ended June 30, 2004, the Company’s provision for income taxes as a percentage of income from continuing operations before income taxes was (130.1%) and 36.9%, respectively. The Company determined its effective tax rate after entering into the EchoStar and Comcast agreements described above, but before the Internal Revenue Service (“IRS”) published Revenue Procedure 2004-34 on May 6, 2004. Revenue Procedure 2004-34 allowed the Company to defer, for income tax purposes, the recognition of advance payments relating to the EchoStar and Comcast agreements in excess of their related book earnings to 2005. Because the Company determined its effective tax rate and filed its first quarter 2004 Form 10-Q after entering into the EchoStar and Comcast agreements, but before the issuance of Revenue Procedure 2004-34, the rate was impacted by a valuation allowance recorded against the deferred tax asset arising from the anticipated 2004 tax liability on advance payments received from EchoStar and Comcast. With the issuance of Revenue Procedure 2004-34, the Company revised its estimated effective tax rate for 2004 to reflect the change in tax treatment for these advances. Therefore, the Company’s effective tax rate was lowered from 151.5% for the three months ended March 31, 2004 to 36.9 % for the six months ended June 30, 2004.

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

        Segment Results of Operations

        Our businesses are organized into four groups that also represent our reportable business segments. The segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss reviewed by the chief operating decision maker. Segment information for the three months and six months ended June 30, 2005 and 2004 is presented and reconciled to consolidated income from continuing operations before income taxes in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Publishing Segment:
Revenues	$84,772	$95,088	$167,106	$193,450

Operating expenses, exclusive of lease settlement (1)	100,699	93,909	190,883	184,318
Lease settlement	--	(10,088)	--	(10,088)

Operating expenses (1)	100,699	83,821	190,883	174,230

Adjusted EBITDA (2)	(15,927)	11,267	(23,777)	19,220

Cable and Satellite Segment:
Revenues	69,467	63,020	134,280	105,148
Operating expenses (1)	36,992	30,840	81,505	58,031

Adjusted EBITDA (2)	32,475	32,180	52,775	47,117

CE Licensing Segment:
Revenues	22,778	20,435	51,028	73,124
Operating expenses (1)	12,743	16,436	27,462	36,781

Adjusted EBITDA (2)	10,035	3,999	23,566	36,343

Corporate Segment:
Operating expenses (1)	14,206	21,813	29,635	41,581

Adjusted EBITDA (2)	(14,206)	(21,813)	(29,635)	(41,581)

Consolidated:
Revenues	177,017	178,543	352,414	371,722
Operating expenses (1)	164,640	152,910	329,485	310,623

Adjusted EBITDA (2)	12,377	25,633	22,929	61,099
Stock compensation	30	34	55	237
Depreciation and amortization	7,370	8,857	14,585	17,485

Operating income	4,977	16,742	8,289	43,377
Interest income, net	3,707	1,033	7,011	446
Other income, net	82	127	360	172

Income from continuing operations before income taxes	$8,766	$17,902	$15,660	$43,995

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.
(2)	Adjusted EBITDA is defined as operating income, excluding stock compensation, depreciation and amortization and impairment of intangible assets. We believe adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources to the industry segments.

         Publishing Segment

        For the three months and six months ended June 30, 2005, revenues for this Segment were $84.8 million and $167.1 million, respectively, a decrease of $10.3 million and $26.3 million, or 10.8% and 13.6%, compared to the same periods last year. The decrease was primarily due to decreased revenues earned by TV Guide magazine.

        The following table shows the breakdown of revenues in the Publishing Segment by business unit for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
Publishing Segment
TV Guide magazine (1)	$65,974	$81,366	$(15,392)	(18.9)%	$134,955	$167,656	$(32,701)	(19.5)%
SkyMall	18,737	11,863	6,874	57.9%	30,066	22,574	7,492	33.2%
Inside TV (1)	(1,542)	--	(1,542)	--	(1,542)	--	(1,542)	--
TV Guide Online	1,509	1,767	(258)	(14.6)%	3,441	3,050	391	12.8%
Other	94	92	2	2.2%	186	170	16	9.4%

Total	$84,772	$95,088	(10,316)	(10.8)%	$167,106	$193,450	$(26,344)	(13.6)%

        (1)   TV Guide magazine and Inside TV revenues are reported net of rack costs, retail display allowances, distribution fees and initial placement order (“IPO”) fees. IPO fees are initial fees paid to retailers for front end display pocket space at check out counters. The amounts reported for Inside TV include $3.0 million in IPO fees.

        TV Guide magazine revenues, despite having maintained a circulation base of approximately 9.0 million, continue to decline. For the three months and six months ended June 30, 2005, TV Guide magazine revenues decreased by $15.4 million and $32.7 million, respectively, or 18.9% and 19.5%, as compared to the same periods in 2004.

        Even though TV Guide magazine’s average weekly individually paid subscribers increased slightly from the same periods in the prior year, for the three and six months ended June 30, 2005, individually paid subscriber revenues declined by $6.2 million and $13.0 million, respectively. This is the result of an aggressive subscription acquisition program which decreased subscription revenue per copy by 16.9% and 16.7% for the three and six months ended June 30, 2005, respectively, as TV Guide magazine focused on increasing its base of individually paid subscribers through various heavily discounted promotional offers. As a result of the significant discounts we have been offering, it would take several years of increasing renewal rates for these subscribers to become profitable. Additionally, we have seen a decline in renewals from our higher contribution subscribers. We believed the aggressive subscriber acquisition program was required to offset the continuing decline in sales at newsstand, as well as the decline in older higher contribution tiers of the magazine’s subscriber base. This was necessary to maintain our 9.0 million circulation base, which impacts our ad sales revenue.

        For the three and six months ended June 30, 2005, newsstand revenues of the weekly TV Guide magazine decreased by $3.8 million and $8.9 million, respectively, or 39.5% and 44.0%, as compared to the same periods in the prior year. This decline was primarily due to a 29.1% and 37.8% decrease in average weekly copies sold in the three months and six months ended June 30, 2005, as compared to the same periods in 2004.

        Advertising revenues for the three months and six months ended June 30, 2005, decreased by $5.6 million and $10.1 million, respectively, or 18.9% and 16.7%, compared to the same periods in 2004. This was primarily due to a $4.6 million and $8.2 million decrease in conventional advertising, primarily in the pharmaceutical and packaged foods categories, as compared to the same periods in the prior year. Pharmaceutical advertising has been negatively affected by the recent drug recalls and negative publicity around direct to consumer marketing by these companies. This has led some pharmaceutical companies to lower their marketplace profiles by reducing their consumer advertising activities. Pharmaceutical advertising represents the largest single category of conventional advertising for TV Guide magazine. Additionally, program advertising revenues declined by $1.8 million and $2.6 million for the three months and six months ended June 30, 2005, as compared to the same periods in the prior year. This decrease was primarily due to a reduction in May Sweeps and Season Finale promotion by the major broadcast networks. As network television viewership has declined, we have seen a more limited and focused approach to network marketing spend. With no apparent return to previous network viewership levels, we are concerned that this decline may be permanent.

        Given the above, we need to make fundamental changes to our magazine publishing business to return it to profitability. Consequently, we plan to transform TV Guide from the traditional digest magazine format into a full-sized, full-color weekly magazine focused on providing useful news and insights about popular TV programs and characters. Scheduled to debut with the October 17, 2005 issue, the contemporary TV Guide magazine will be published as a national edition, compared to the current 140 local editions. The contemporary TV Guide magazine will have approximately 100 full-color pages of content centered on breaking TV-related news, features and more TV celebrity photos, with a content mix of approximately 75% features and 25% listings/highlights compared to approximately 25% features and 75% listings/highlights today. The contemporary TV Guide magazine will also feature a shorter editorial cycle, enabling the magazine to be more timely and topical. The contemporary TV Guide will be more family-focused, skewing towards women ages 35 to 54. We believe the contemporary TV Guide magazine will be more effective than the digest in stimulating newsstand sales.

        The contemporary TV Guide magazine will debut with a paid circulation of approximately 4.5 million. Its advertising rate base will be set at 3.2 million, providing approximately 1.3 million in “circulation bonus” to advertisers at launch. We will be eliminating circulation sources that are less desirable to advertisers and do not make economic sense in the new format, such as sponsored sales and many agent driven subscriptions. Beginning in January 2006, the initial newsstand price will be set at $1.99, compared to today’s newsstand price of $2.49 for the digest-sized magazine. Promotion pricing will be used to drive newsstand sampling during the remainder of 2005. The introductory subscription price will be approximately three times today’s lowest introductory price of $0.25 per issue. We believe the contemporary TV Guide magazine will be a better, more targeted product designed to yield higher subscription prices and increased newsstand sales. With respect to advertising, while ad pages will be fewer, we expect a higher CPM.

        Taking into account severance costs, losses associated with the wind-down of the current digest product, and the conversion costs of the new format, the Company projects that TV Guide magazine operations (excluding Inside TV) will incur aggregate operating losses of approximately $90 million to $110 million in the 2005 and 2006 fiscal years, due in part to the anticipated costs of new rack acquisitions, consumer marketing and promotion programs. For 2005, the Company expects to incur $55 million to $65 million in operating losses from TV Guide magazine. The actual amount and timing of these losses will depend upon a number of factors, including the rate of rack acquisition and the level of consumer and advertiser acceptance. We believe the contemporary TV Guide magazine will begin to contribute positively to the Publishing Segment’s adjusted EBITDA in approximately three years.

        For the three months ended June 30, 2005, Inside TV had revenues of ($1.5) million. Emerging Issues Task Force Issue No. 01-09: Accounting for Consideration Given by a Vendor to a Customer requires certain consideration given by a vendor to a customer to be recorded as a reduction in revenue. As a result, Inside TV revenues have been reported net of rack costs, retail display allowances, distribution fees and initial placement order (“IPO”) fees. IPO fees are initial fees paid to retailers for front end display pocket space at check out counters and amounted to $3.0 million for the period.

        Launched in April 2005, Inside TV’s first issue sold approximately 100,000 copies. While Inside TV’s newsstand sales to date have been lower than the Company expected, Inside TV has shown moderate growth in newsstand sales since it launched, and the Company currently estimates that Inside TV sales will grow to between 300,000 and 400,000 copies per issue by the end of 2005. Still in its start-up phase, Inside TV’s newsstand sales have been adversely affected by delays in expected distribution at certain national retail outlets; however, based on current commitments from retailers, we expect to expand the number of retail pockets in which the magazine is available from approximately 75,000 pockets today to approximately 100,000 pockets by year-end. For the three months ended June 30, 2005, advertising revenue was $0.9 million. We believe growth in our circulation will ultimately lead to increased advertising revenue.

        SkyMall’s net revenues are comprised of commissions received on the sale of merchandise sold in its in-flight catalogs or on its www.skymall.com Web site, the selling price of merchandise sold through loyalty programs, and placement fees paid by participating merchants to include their products in SkyMall’s catalog. For the three months and six months ended June 30, 2005, revenues increased by $6.9 million and $7.5 million, respectively, or 57.9% and 33.2%, compared to the same periods in 2004. These increases were primarily due to a special marketing program producing increased sales to non-airline customers.

        As part of our overall evaluation of the strategic direction of the publishing business, we are also currently exploring a range of strategic alternatives related to our SkyMall business, including a possible sale. SkyMall has been a positive contributor to the Publishing Segment’s financial results in recent periods, but is not central to our overall long-term strategy. There can be no assurances, however, that a sale or any other particular alternative or transaction regarding SkyMall will be pursued or will occur, or on what terms.

        TV Guide Online derives revenues primarily from advertising. For the three months ended June 30, 2005, advertising revenues decreased by $0.2 million or 11.1%, as compared to the same period in 2004. This decline was primarily due to a decrease in unique users as compared to the same period in the prior year as well as increased competition from other web sites focused on television. For the six months ended June 30, 2005, advertising revenues increased by $0.6 million or 20.9%, as compared to the same period in 2004. This increase was facilitated by increased traffic in the first quarter and increased advertising inventory.

        Excluding the effects of the lease settlement discussed above, for the three months ended June 30, 2005 operating expenses in this segment were $100.7 million, an increase of $6.8 million as compared to the same period in the prior year. This increase was primarily due to $12.4 million in Inside TV expenses, which did not occur in the prior year and a $5.0 million increase in SkyMall’s cost of goods sold, due to the increase in sales discussed above. These increases were partially offset by a $6.8 million decrease in printing, paper and distribution costs and a $3.7 million decrease in subscriber acquisition, billing and renewal costs at TV Guide magazine. On a go forward basis we expect to see a significant increase in operating costs due to the transformation of TV Guide magazine and the continuing operations of Inside TV.

        Excluding the effects of the lease settlement discussed above, for the six months ended June 30, 2005 operating expenses in this segment were $190.9 million, an increase of $6.6 million as compared to the same period in the prior year. This increase was primarily due to $13.4 million in Inside TV expenses, which did not occur in the prior year and a $5.2 million increase in SkyMall’s cost of goods sold, due to the increase in sales discussed above. These increases were partially offset by a $12.3 million decrease in printing, paper and distribution costs and a $2.4 million decrease in operating expenses at TV Guide magazine.

      Additional Publishing Segment Operating Statistics

	June 30,	Mar. 31,	June 30,	Mar. 31,
	2005	2005	2004	2004
	(in thousands)
TV Guide magazine circulation (1)
Newsstand (2)	318	312	449	563
Subscriptions	5,940	5,799	5,815	5,749
Sponsored/arrears	2,868	2,921	2,711	2,726

	9,126	9,032	8,975	9,038

SkyMall year-to-date enplanements (3)(4)	326,000	156,000	315,000	148,000

(1)	Average weekly paid circulation for the three months ended.
(2)	Current period numbers include an estimate for returns. Prior period numbers are updated to reflect actual returns.
(3)	Enplanements represent an estimate of the number of passengers on all flights carrying the SkyMall catalog. Fluctuations in this measure have a strong correlation with the volume of catalog orders.
(4)	Prior period estimate has been adjusted to reflect the most recent reported information.

         Cable and Satellite Segment

         Effective January 1, 2005, revenues generated from our international TV Guide Channel and international TV Guide Interactive businesses, which were previously reported in Other, have been included with TV Guide Channel and TV Guide Interactive, respectively. Prior periods have been reclassified to conform to current period presentation. For the three months and six months ended June 30, 2005, revenues for this segment were $69.5 million and $134.3 million, respectively, an increase of $6.4 million and $29.1 million, or 10.2% and 27.7%, as compared to the same periods in 2004.

          The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
Cable and Satellite Segment:
TV Guide Channel	$31,729	$31,148	$581	1.9%	$64,533	$57,990	$6,543	11.3%
TV Guide Interactive	23,180	21,307	1,873	8.8%	46,758	30,965	15,793	51.0%
TVG Network	14,544	10,565	3,979	37.7%	22,953	16,193	6,760	41.7%
TV Guide Spot	14	--	14	--	36	--	36	--

Total	$69,467	$63,020	$6,447	10.2%	$134,280	$105,148	$29,132	27.7%

          For the three months ended June 30, 2005, TV Guide Channel revenues increased by $0.6 million or 1.9% as compared to the same period in the prior year. This growth was primarily due to a modest increase in advertising revenue. In the second quarter the TV Guide Channel’s primetime national household rating increased by 11%, as compared to the same period in the prior year. Although our new programming has increased our primetime national household rating, our national advertising revenues in the second quarter were up only slightly. This was primarily due to a decrease in entertainment and program advertising, which was offset by increases in conventional advertising. We believe our advertising revenues will continue to grow, when compared to 2004 levels, due to the migration of advertising spending to cable and satellite channels and our efforts to increase ratings and viewership by improving the quality of our programming. We anticipate this growth will begin to accelerate after the fall upfronts season begins in the fourth quarter of 2005.

        For the six months ended June 30, 2005, TV Guide Channel revenues increased by $6.5 million or 11.3% as compared to the same period in the prior year. This increase was primarily due to an increase in national advertising revenues, driven primarily by the increased viewership provided by the Red Carpet specials. Infomercial rates also increased due to improved ratings as well as a better response rate.

        For the three months ended June 30, 2005, TV Guide Interactive’s revenue increased by $1.9 million or 8.8%, when compared to the same period in 2004. This increase was primarily due to a $2.8 million or 14.8% increase in licensing revenue due to an increase in the number of domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid. Due to the fact that we have licensed our IPG technology to most major domestic cable and satellite providers, our future revenue growth will largely depend upon the overall growth in domestic digital cable and satellite subscribers. In addition, our ability to penetrate international markets could provide another growth opportunity.

        For the six months ended June 30, 2005, TV Guide Interactive’s revenue increased by $15.8 million or 51.0%, when compared to the same period in 2004. This increase is attributable to a $16.8 million or 61.8% increase in licensing revenue due to our IPG technology license agreements with EchoStar, DirecTV, Comcast and Time Warner, the country’s largest MSOs and DBS providers. The increase in licensing revenue also includes $1.0 million of revenue due to the resolution of certain contractual issues with a MSO.

        IPG advertising revenues for both the three months and six months ended June 30, 2005 decreased by $1.0 million or 43.0% and 25.0%, respectively, as compared to the same periods in 2004. Our ability to provide IPG advertising is generally at the discretion of the MSOs and DBS providers if they deploy their own IPG or a third party IPG, which is the case for the majority of subscribers for which we are paid a license fee. While we believe our advertising proposition is compelling, and that some of our MSO and DBS partners will accept advertising on their IPG in the future, our paid advertising in 2005 was limited to the same MSO partners as in 2004. Additionally, the MSO that provided us with the majority of our advertising carriage in 2004 is no longer carrying IPG advertising on the majority of its systems. Our ability to increase advertising revenue in future periods is largely dependent on the development of an IPG advertising platform that is accepted by both MSOs and DBS providers, advertisers and consumers.

        For the three months and six months ended June 30, 2005, TVG Network, our interactive cable and satellite television network focused on horseracing, increased revenues by $4.0 million and $6.8 million, respectively, or 37.7% and 41.7%, as compared to the same periods in 2004. This growth reflects increased wagering volumes for both our wagering operations and the wagering operations of our licensees. Our wagering operations and the wagering operations of our licensees have benefited from our continued growth in household distribution. As of June 30, 2005, TVG Network was available in approximately 15.6 million domestic cable and satellite homes. Additionally, TVG Network is carried on Fox Sports Net in approximately 5.0 million southern California homes for two hours or more, five days a week.

        Operating expenses in this segment were $37.0 million for the three months ended June 30, 2005, an increase of $6.2 million or 19.9%, as compared to the same period last year. The increase in operating expense was primarily due to a $2.6 million increase in TVG Network operating costs, due to increased wagering volumes and increased content and programming expenses. Also contributing to the increase was a $1.1 million or 29.9% increase in programming and marketing costs at TV Guide Channel and $1.2 million in expenses associated with the launch of TV Guide Spot, for which there was no comparable cost in the prior year.

        Operating expenses in this segment were $81.5 million for the six months ended June 30, 2005, an increase of $23.5 million or 40.5%, as compared to the same period last year. The increase in operating expenses for the six months ended June 30 2005, were primarily due to a $9.6 million or 142.7% increase in programming and marketing costs associated with the Red Carpet events and other TV Guide Channel original programming, and a $1.2 million increase in TV Guide Channel compensation costs, primarily due to severance costs. Operating expenses at TVG Network also increased by $5.0 million due to increased wagering volumes and increased content and programming expenses. We also incurred $2.3 million in costs associated with the launch of TV Guide Spot, for which there was no comparable cost in the prior year.

        We anticipate a meaningful increase in operating costs going forward, primarily due to increased programming and marketing costs at TV Guide Channel and the additional operating costs of TV Guide Spot. For the remainder of 2005, we plan to spend approximately $10.0 million to $15.0 million more on TV Guide Channel’s new original programming and its associated marketing costs, than was spent in the comparable period in 2004. We also anticipate spending an additional $3.0 million to $5.0 million on the launch and continuing operations of TV Guide Spot, for which there was no comparable cost in the prior year.

      Additional Cable and Satellite Segment Operating Statistics

	As of
Subscriber Data (in thousands) (1)	June 30,	Mar. 31,	June 30,	Mar. 31,
	2005	2005	2004	2004
TV Guide Channel	77,496	76,911	67,842	67,882
Cable and Satellite Technology Licenses	36,177	34,511	29,443	17,619
TVG Network	15,600	15,000	12,600	12,400

(1)    Subscriber data represents:

•	Nielsen households for the domestic TV Guide Channel
•	Cable and Satellite Technology Licenses reported by domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid
•	Households for TVG Network, based primarily on information provided by distributors

Consumer Electronics Licensing Segment

        For the three months ended June 30, 2005, revenues in this Segment were $22.8 million, an increase of $2.3 million or 11.5%, as compared to the same periods in 2004. For the six months ended June 30, 2005, revenues in this Segment were $51.0 million, a decrease of $22.1 million or 30.2%, as compared to the same period in 2004. The decrease in revenue for the six months ended June 30, 2005 was primarily due to the absence of $19.4 million in settlements that occurred in the three months ended March 31, 2004 and DBS revenues no longer being collected from CE manufacturers of DirecTV’s set-top boxes, but instead being paid by DirecTV, and thus reported in our Cable and Satellite Segment. Excluding settlements and DBS, revenues for the six months ended June 30, 2005 from our VCR Plus+, CE IPG and Other CE businesses increased by $0.4 million as compared to the same period in 2004

        The following table shows the breakdown of revenues in the CE Licensing Segment by product (in thousands):

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
CE Licensing Segment:
VCR Plus+	$9,267	$10,776	$(1,509)	(14.0)%	$23,379	$29,178	$(5,799)	(19.9)%
CE IPG	10,683	7,762	2,921	37.6%	22,127	31,346	(9,219)	(29.4%
DBS	398	--	398	--	694	9,167	(8,473)	(92.4)%
Other	2,430	1,897	533	28.1%	4,828	3,433	1,395	40.6%

Total	$22,778	$20,435	$2,343	11.5%	$51,028	$73,124	$(22,096)	(30.2)%

        Our VCR Plus+ business includes technology, marketed under the VCR Plus+ brand in North America, the G-Code brand in Asia and the Video Plus+/ShowView brand in Europe, which is incorporated in CE products. For the three months and six months ended June 30, 2005, revenues decreased by $1.5 million and $5.8 million, respectively, or 14.0% and 19.9%, as compared to the same periods in 2004. This decline is partially due to not recognizing revenue from a major CE manufacturer whose contract expired. Although this CE manufacturer continued to ship units, it has not remitted payment to us nor provided us with a units shipped report. Revenue from this CE manufacturer was $0.6 million and $1.8 million, respectively, for the three months and six months ended June 30, 2004. The remainder of this decline is primarily due to a decline in units, incorporating our VCR Plus+ technology, shipped by our two largest CE customers as well as a reduction in revenue due to the technology bundling deals discussed below. One of the two customers for whom we experienced a decrease in units incorporating our technology experienced a decrease in market share. The other elected not to incorporate our technology in certain digital recorders, in order to compete on price with lower tier producers. The decline at these two large CE manufacturers was partially offset by increased revenue from manufacturers of mid to low-end digital recorders, including tier-two manufacturers who had not previously licensed this technology. We believe that increased sales by tier-two manufacturers will largely offset the decrease in units shipped incorporating our VCR Plus+ technology by tier-one manufacturers. Additionally, the large CE manufacturer previously discussed as electing not to incorporate our VCR Plus+ technology, has reincorporated our VCR Plus+ technology, bundled along with our IPG, in certain DVD-R models which will be reported to us in the third quarter of 2005. While we believe sales of CE products containing our VCR Plus+ technology in 2005 will be flat to slightly down, we believe VCR Plus+ revenues are still likely to decrease due to the bundling deals discussed below. Additionally, some time in the future, we anticipate consumers will demand more advanced guidance and recording technologies in digital devices as the cost of these technologies decreases. While this will likely decrease the demand for VCR Plus+, we believe this demand will increase our CE IPG revenues and offset the decrease in VCR Plus + revenues.

        Our CE IPG business includes (i) our IPG incorporated in CE products under the TV Guide On Screen brand in North America, G-GUIDE brand in Asia, and GUIDE Plus+ brand in Europe; and (ii) IPG patent licenses with third parties other than cable and satellite service providers. Revenues for our CE IPG business for the three months ended June 30, 2005 were $10.7 million, an increase of $2.9 million or 37.6% as compared to the same period in the prior year. For the three months ended June 30, 2005, revenues based on the incorporation of our IPG technology in CE products increased by $2.9 million or 89.8% as compared to the same period in the prior year. This increase was primarily driven by a $1.4 million and $1.1 million increases in revenues from the incorporation of our technology in CE products sold in Japan and North America, respectively. Our business continues to be strongest in Japan, and we anticipate a large percentage of our revenue growth in 2005 to come from the incorporation of our IPG in products sold in Japan. In the second quarter of 2005, 33 additional CE products incorporating our interactive program guide were released in the Japanese market. In North America, the majority of our growth in the second quarter was attributable to an unusual high volume of set-top boxes sold by a CE manufacturer who intends to discontinue set-top box sales. Due to improvements in our North American porting process, 21 additional CE products incorporating our interactive program guide were released in the North American market during the second quarter of 2005. In Europe, 8 additional CE products incorporating our interactive program guide were released in the second quarter. Also included in CE IPG revenue is the continued amortization of up-front payments received under long-term patent licenses; $4.3 million for each of the three months ended June 30, 2005 and 2004.

        Revenues for our CE IPG business for the six months ended June 30, 2005 were $22.1 million, a decrease of $9.2 million or 29.4% as compared to the same period in the prior year. This decrease was due to $14.0 million in settlements that occurred in 2004. Excluding these settlements, CE IPG revenues increased by $4.8 million or 27.6% as compared to the same period in the prior year. For the six months ended June 30, 2005, revenues based on the incorporation of our IPG technology in CE products increased by $3.9 million or 44.6% as compared to the same period in the prior year. This increase was primarily driven by a $3.1 million and a $0.9 million increase in revenues from the incorporation of our technology in CE products sold in Japan and North America, respectively. Also included in CE IPG revenue is the continued amortization of up-front payments received under long-term patent licenses; $8.5 million for each of the six months ended June 30, 2005 and 2004.

        On June 1, 2005, we entered into settlement, cross-licensing and porting agreements with SA. Pursuant to those agreements, the parties resolved all outstanding litigation between them. Under these agreements, during a term of up to 9.5 years commencing July 1, 2005, the parties are obligated to make various payments to each other. The annual license fees due from SA to us will be calculated on a per unit basis based upon the number and type of products incorporating our technology and shipped by SA to its customers during the term, subject to annual minimum payments. Our annual license fee payments to SA will be fixed. The minimum aggregate license fees that we are entitled to receive from SA during the term will equal approximately $154 million. The aggregate payments to be made by the Company to SA during the term, based on the cross-license and porting agreements, will be approximately $89 million. The actual amount and timing of the revenue that the Company records under these agreements will depend upon the number and type of product shipments that SA reports during each year of the term. We will begin reporting revenue related to the SA agreements in the fourth quarter of 2005, when we receive the third quarter of 2005 product shipment report from SA.

        The roll out of our IPG incorporated in CE products has been slower than we originally anticipated for, among other reasons, the long lead times manufacturers need to incorporate our IPG into their products. However, this has had the unexpected benefit of continuing the life cycle for our VCR Plus+ business by a greater than expected incorporation of this technology into digital recorders. Albeit further off in the future than previously anticipated, we still expect success for our IPG with manufacturers of mid-range to high-end digital televisions, DVRs and DVD recorders, as consumers demand more advanced guidance and recording technologies in such devices. In order to encourage the incorporation of our IPG in CE products, we offered certain large CE manufacturers the opportunity to bundle both our IPG and VCR Plus+ technology at a significant discount beginning with sales reported in the first quarter of 2005. This reduced combined IPG and VCR Plus+ revenues for the three months and six months ended June 30, 2005, by approximately $0.5 million and $1.8 million, respectively. Although in the near-term combined IPG and VCR Plus+ revenue may be reduced, we believe this will ultimately accelerate the incorporation of our IPG to our benefit.

        License fees from DBS set-top box suppliers for the three months ended June 30, 2005 increased by $0.4 million, compared to the same period in the prior year. For the six months ended June 30, 2005, license fees decreased by $8.5 million, compared to the same periods in 2004. As a result of our agreement with DirecTV, DBS revenues are no longer collected from CE manufacturers of DirecTV’s set-top boxes, but instead are paid by DirecTV, and thus reported in our Cable and Satellite Segment, on a recurring revenue model based initially on new subscribers. As such, we no longer anticipate recognizing significant DBS revenues in the CE Licensing Segment. Additionally, revenues for six months ended June 30, 2004 included $5.4 million in settlements.

        For the three months ended June 30, 2005, operating expenses in this segment were $12.7 million a decrease of $3.7 million or 22.5% when compared to the same period in 2004. This decrease is largely due to a $5.9 million decrease in legal expenses, primarily due to the SA settlement. The decline in legal expenses was partially offset by a $1.2 million increase in compensation costs, primarily due to $0.5 million in severance costs and increased engineering headcount. We anticipate an increase in operating costs on a go forward basis as our CE IPG business hires additional engineers and operating personnel, primarily in the United States and Asia, to focus on reducing the amount of time necessary to incorporate our guide into CE products and increase the flexibility of our guide. We also intend to continue the build out of our terrestrial digital infrastructure which will be needed to deliver data to our IPGs when television broadcasting moves from analog to digital in future years.

        For the six months ended June 30, 2005, operating expenses in this segment were $27.5 million, a decrease of $9.3 million or 25.3% when compared to the same period in 2004. This decrease is largely due to a $13.5 million decrease in legal expenses, primarily due to the SA settlement. The decline in legal expenses was partially offset by a $2.7 million increase in compensation costs, primarily due to $1.8 million in severance costs and increased engineering headcount.

       Corporate Segment

        For the three months and six months ended June 30, 2005, corporate expenses were $14.2 million and $29.6 million, respectively, a decrease of $7.6 million and $11.9 million or 34.9% and 28.7% as compared to the same period in the prior year. The decline in corporate expenses was primarily due to a $6.8 million and $10.9 million decline in legal expenses for the three months and six months ended June 30, 2005. The Company is a party to several significant pending legal proceedings, and various proceedings for which we are required to reimburse the legal fees and expenses incurred by our former officers remain unresolved. Expenses related to our former officers decreased by $5.8 million and $8.4 million for the three months and six months ended June 30, 2005. However, in the absence of the resolution of these matters involving our former officers, our legal expenses in the second half of 2005 are likely to increase significantly over the levels incurred in the first half of 2005.

        Liquidity and Capital Resources

        As of June 30, 2005, our cash, cash equivalents and marketable securities were $518.1 million. In addition, we had restricted cash of $39.2 million maintained in segregated, interest-bearing accounts. Of this amount, $38.2 million relates to the November 2002 management and corporate governance restructuring, which is described in footnote 3, under SEC Matters.

        Net cash flows used in operating activities were $48.7 million for the six months ended June 30, 2005 compared to cash provided of $424.7 million for the same period last year. The decrease was primarily due to us receiving a one-time $250.0 million upfront license fee from Comcast and a one-time $190.0 million upfront license fee from EchoStar, in the prior year. These license fees, less certain adjustments, were recorded as deferred revenue, and will be recognized as revenue on a straight-line basis over the term of the license agreements. We do not anticipate receiving similar one-time payments during 2005. Additionally, for the six months ended June 30, 2005 we have paid $33.1 million in income taxes.

        For the six months ended June 30, 2005, we spent approximately $15.0 million on the launch of Inside TV magazine. We anticipate spending approximately $10.0 million to $15.0 million on the continuing operations of Inside TV for the remainder of 2005. For the six months ended June 30, 2005, we spent approximately $2.3 million on the launch of TV Guide Spot and anticipate spending approximately $3.0 million to $5.0 million more during the remainder of 2005. Additionally, we spent approximately $9.6 million more on TV Guide Channel’s new original programming and its associated marketing in the six months ended June 30, 2005, than we spent on programming and marketing at the TV Guide Channel in the same period in the prior year. For the remainder of 2005, we plan to spend approximately $10.0 million to $15.0 million more on TV Guide Channel’s new original programming and its associated marketing costs, than was spent in the comparable period in 2004.

        Taking into account severance costs, losses associated with the wind-down of the current digest product, and the conversion costs of the new format, the Company projects that TV Guide magazine operations (excluding Inside TV) will incur aggregate operating losses of approximately $90 million to $110 million in the 2005 and 2006 fiscal years, due in part to the anticipated costs of new rack acquisitions, consumer marketing and promotion programs. For 2005, the Company expects to incur $55 million to $65 million in operating losses from TV Guide magazine. The actual amount and timing of these losses will depend upon a number of factors, including the rate of rack acquisition and the level of consumer and advertiser acceptance.

        Net cash flows used in investing activities were $5.3 million for the six months ended June 30, 2005 compared to cash flows provided of $28.5 million used in the same period last year. This decrease was primarily due to us receiving $46.0 million in 2004 in connection with the disposition of the SNG businesses.

        For the remainder of 2005, we plan to make capital expenditures of approximately $18.0 million to $20.0 million. This spending primarily relates to upgrades to our systems and information technology infrastructure.

        Net cash flows provided by financing activities were $4.1 million for the six months ended June 30, 2005, compared to $114.1 million used for the same period last year. The increase was primarily due to the repayment of a bank credit facility in April 2004 in the amount of $138.4 million.

        We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in deferred revenue on the condensed consolidated balance sheets. As of June 30, 2005, current and long-term deferred revenue totaled $615.3 million. Our liability for prepaid magazine subscriptions is limited to the unearned payments in the event customers cancel their subscriptions. Our liability for other payments is limited to a refund of unearned payments in the event that we are unable to provide service. No material refunds have been paid to date. However, in conjunction with the transformation of TV Guide from its traditional digest magazine format to a full-sized full-color contemporary magazine, we anticipate refunding some subscription commitments.

        We anticipate reducing deferred revenues by approximately $85.0 million to $95.0 million in 2005 primarily from the net amortization of deferred revenue. We anticipate a slow down in new subscriptions between now and the contemporary TV Guide magazine’s debut. This will result in a reduction in deferred magazine subscription revenues. Included in the estimate above is a $20.0 million to $25.0 million reduction in TV Guide magazine’s deferred subscription revenues due to the combined impact of the slow down in subscription commitments and refund requests.

        We expect to pay approximately $65.0 million in income taxes in 2005, primarily as a result of the treatment, for tax purposes, of the payments received from Comcast and EchoStar under IRS Revenue Procedure 2004-34. We paid $33.1 million of this $65.0 million during the six months ended June 30, 2005. The IRS is currently examining our U.S. federal tax returns for years 2000 and 2001. The results of this and future IRS examinations may result in the recognition of significant amounts of income or significant cash outlays in future periods. We believe that adequate reserves have been made for any adjustment that might be assessed for open years.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the six month period ended June 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

                Over the past several years, the operating results of our magazine publishing business have deteriorated due to significant declines in newsstand sales, contribution per copy, and advertising revenue. We sought to reverse such declines through a variety of different initiatives, including editorial changes and aggressive promotional offerings. However, to date, these efforts have been unsuccessful. Consequently, we have embarked on an effort to transform our TV Guide magazine from its current digest-sized, listings oriented format to a more contemporary full-sized, full-color magazine, filled with more features and photos and targeted at a younger demographic. However, several other widely circulated magazines and other media outlets seek to appeal to this market segment and there can be no assurance that the transformed magazine will appeal to or be accepted by this market segment or the advertisers who seek to reach it. Also, in pursuing this strategy, we have commissioned research and made certain assumptions about consumer and advertiser reaction but a business initiative of this scale is inherently risky and there can be no assurance that our assumptions are valid or that our circulation or advertising goals can be achieved. Additionally, we anticipate that the cost of transforming the magazine will be substantial, and that should this effort fail, the cost of pursuing other alternatives will be significant. We cannot assure you that we will be successful in transforming the magazine or that the transformed magazine or our magazine publishing business will achieve profitability.

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

        We recently launched TV Guide Spot, an on-demand, cross-platform network featuring originally-produced sponsored, short-form video entertainment programs that provide television guidance. The success of the network is largely dependent on factors such as the extent of distribution of the network as well as market and advertiser acceptance of sponsored short-form on-demand entertainment. We cannot assure you that we will be successful in our initiative or that such initiatives will generate significant revenues or ultimately be profitable.

        The market for interactive program guides may not expand rapidly.

        The market for IPGs is rapidly evolving and is increasingly competitive. Demand and market acceptance for IPGs are subject to uncertainty and risk. We cannot predict whether, or how fast, this market will grow, how long it can be sustained, or how it may expand or change. For our CE IPGs, the deployment rate depends on the strength or weakness of the consumer electronics industry, and in particular, the sale of television sets, DVD recorders and DVRs. Purchases of CE products and digital cable and DBS subscriptions are largely discretionary and may be affected by general economic trends in the countries or regions in which these products or subscriptions are offered. For TV Guide Interactive, which is deployed primarily through domestic digital set-top boxes, due to the fact that we have licensed our IPG technology to most major domestic cable and satellite providers, our future revenue growth will largely depend upon the overall growth in domestic digital cable and satellite subscribers. If the market for our IPGs, and those of our licensees, develops slowly or becomes saturated with competitors, our operating results could be adversely impacted.

        The market for IPG advertising may not develop rapidly.

        Our ability to provide IPG advertising is at the discretion of the MSO and DBS providers who have entered into license agreements to deploy their own IPG or a TV Guide branded third party IPG. Our ability to increase the revenues that we derive from the sale of advertising on IPGs distributed by our cable and satellite licensees will depend on the implementation of IPG advertising by such licensees, as well as on increased acceptance of IPG advertising by consumers and advertisers. The market for IPG advertising is at an early stage of development and we cannot assure you that we will succeed in our efforts to develop IPG advertising as a widely accepted advertising medium. The MSO that provided us with the majority of our advertising carriage is no longer carrying IPG advertising on the majority of its systems.

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

        New products and services, rapid technological change and changes in consumer demand may adversely affect our operations.

        The emergence of new consumer entertainment products, services and technologies, changes in consumer preferences and other factors may limit the life cycle of our products, services and technologies and any future products, services or technologies we might develop. Although we believe that we will continue to develop attractive new products and services, the industries in which we operate are characterized by rapid changes, including technological changes and changes in consumer demand. Our future operations could be adversely impacted by our ability to identify emerging trends in our markets and to develop and market new products and services that respond to competitive offerings, technological changes and changing consumer preferences in a timely manner and at competitive costs. The process of developing and marketing new products and services is inherently complex and uncertain, and there are a number of risks, including the following:

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

        Furthermore, we have made significant investments in the development of new products, services and technologies, such as our initiatives to transform TV Guide magazine, launch Inside TV, enhance TV Guide Channel’s programming, launch TV Guide Spot and increase and enhance the functionality of our interactive products, but the success of such products, services and technologies is largely dependent on factors such as distribution and market acceptance. Our failure to anticipate adequately changes in the industries in which we operate and the markets we serve, and to develop attractive new products and services, including any of the risks described above, may reduce our future growth and profitability and may adversely affect our business results and financial condition.

        Any infringement by us or some of our licensees on patent rights of others could affect the development of our products and services or result in litigation.

        Patents of third parties may have an important bearing on our ability to offer some of our products and services. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, in the United States, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. If one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others and whether the licenses would be available or, if available, whether we would be able to obtain the licenses on commercially reasonable terms. If we were unable to obtain the licenses, we might not be able to redesign our products or services to avoid infringement. Furthermore, we provide indemnification protection to some of our CE IPG licensees and to some of our MSO and DBS provider licensees under which we may be obligated to indemnify those licensees and hold them harmless from some claims, including claims that our or their products or services infringe other parties’ patents. The Company recently received notice of such an indemnification claim from one of its licensees. The costs of investigating, defending or remedying alleged infringement could be substantial and could have a material adverse effect on our financial condition or results of operations.

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

        To deliver our CE IPG data to CE devices, we have arrangements to carry our data in a part of the television signal called the vertical blanking interval (“VBI”) or its digital signal equivalent, of television stations included in the public broadcasting network, independently owned stations, and stations owned and operated by various station group owners. Our contract related to the public broadcasting network stations covers substantially all of the territory required to be covered to effectively transmit our data for delivery to CE devices incorporating our CE IPGs in the United States. We nevertheless continue to rely on arrangements, which are not long-term, with station group owners and operators and independently owned stations for VBI carriage of our IPG data. We cannot assure you that our carriage arrangements with station group owners and operators and independently owned stations will continue. Our data broadcast through the VBI can be, and has been in the past in some markets, deleted or modified by some of the local service providers. Widespread deletion or modification of this data by service providers could have a material adverse impact on our CE IPG business. To mitigate this risk, we have entered into agreements with many service providers to ensure that our CE IPG data will not be deleted or modified by such systems.

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

         Limitations on Control of Joint Ventures.

        The Company holds its interests in certain businesses, including Guideworks and Interactive Program Guide, Inc., as a joint venture or in partnership with nonaffiliated third parties. As a result of such arrangements, the Company may be unable to control the operations, strategies and financial decisions of such joint venture or partnership entities which could in turn result in limitations on the Company’s ability to implement strategies that the Company may favor, or to cause dividends or distributions to be paid. In addition, the Company’s ability to transfer its interests in businesses owned with third parties is limited under certain joint venture, partnership or similar agreements.

        We face risks arising from our TV Guide Channel strategy.

        Revenues at TV Guide Channel consist of affiliate fees and advertising revenues; however, since the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts; we do not expect significant growth in affiliate revenues in the future. Accordingly, the results at TV Guide Channel are highly dependent upon advertising revenue. Advertising revenue at the TV Guide Channel is primarily dependent on the extent of distribution of the network, viewership ratings, such as those published by Nielsen, and continuing advertising strength in the marketplace. While TV Guide Channel has benefited, to a certain degree, from the expanded distribution that we have achieved, a significant portion of the expanded distribution has been to DBS subscribers, who did not previously have TV Guide Channel as a programming choice. To date, the viewership of TV Guide Channel in Digital Cable and DBS homes has been minimal. We have recently begun investing in new programming and marketing initiatives at the TV Guide Channel with an expectation that the additional investments that we are making in programming and marketing will, in the future, result in increased viewership in both cable and DBS homes. If our viewership ratings do not improve or we are unable to maintain broad distribution of the TV Guide Channel, our increased programming and marketing costs could have a material adverse effect on our Cable and Satellite Segment results of operations. Also, certain of the long-term agreements with MSOs for the TV Guide Channel allow for the migration to exclusively digital carriage. If the MSO elects to migrate TV Guide Channel earlier than we currently expect, the Company will experience a significant reduction of TV Guide Channel subscribers resulting in reduced license fee revenue and potentially reduced advertising revenue. We cannot assure you that we will be successful in implementing our new programming and marketing initiatives, or that such initiatives will result in increased viewership ratings and advertising revenues for TV Guide Channel or that any initial increase in viewership ratings will be sustainable over time.

        Seasonality and variability of consumer electronics product shipments and newsstand sales of our print products may affect our revenues and results of operations on a quarterly or annual basis.M

        Shipments of CE products tend to be higher in the second and fourth calendar quarters. We recognize revenues associated with our technology incorporated in these CE products when the shipments are reported to us, generally the third and first calendar quarters. General advertising also tends to be higher in the fourth quarter. In addition, manufacturer shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. Newsstand sales of our print products tend to be higher in the first and fourth calendar quarters. As a result, we may experience variability in our licensing and advertising revenues.

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

        TVG Network derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. Additionally, TVG Network’s Internet-based horse race wagering operations are heavily regulated. Adverse changes in the political climate, new legislation or regulatory activity could harm our business. From time to time, members of Congress and state legislatures have introduced bills that would prohibit or severely restrict off-track interstate pari-mutuel or Internet-based wagering. At this time, there is a risk that new legislation or regulatory activity that would prohibit Internet-based wagering will be pursued in order to rectify possible nonconformity by the United States with the General Agreement on Trade in Services treaty as recently determined by an appellate body of the World Trade Organization. In addition, a leading payment system has, on behalf of its member financial institutions, taken an interest in limiting the use of credit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations. Although such efforts to restrict payment mechanisms may not be targeted at the lawful activity of licensed operations such as TVG Network, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects.

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

        Although we have settled with the SEC regarding its investigation of the Company and we have settled most of the related shareholder and securities litigation filed against the Company, some of our former officers and directors have been named as defendants in certain of these matters. The plaintiff class in the purported class action captioned In re Gemstar-TV Guide International Securities Litigation, Case No. CV 02-2775 MRP (PLAx) has retained all of its securities fraud claims against our former chief executive officer and former chief financial officer. In addition, although all five of the former officers and directors of the Company who were named defendants in the pending SEC civil action have reached proposed settlements with the Los Angeles Office of the SEC, not all of these settlements have received final approval from the SEC and the court. Further, the Department of Justice (“DOJ”) has also been conducting an investigation into allegations raised against some of the Company’s former officers and directors in the SEC investigation and the related shareholder lawsuits. The Company is generally obligated, to the extent permitted by law, to indemnify our former directors and officers who are named defendants in some of these lawsuits and investigations. In addition, we are generally obligated, to the extent permitted by law, to advance legal defense costs and expenses incurred by those individuals. Our ability to anticipate the timing and amount of those costs and expenses that will be submitted to us for advancement is limited; however, those amounts have been significant and may continue to be significant until these matters are fully resolved. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments or settlements against our indemnities that could require substantial payments by us, which could have a material adverse effect on our financial position and results of operations.

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

        News Corporation has significant influence over our business because of its beneficial ownership of our common stock and the number of its executives who serve on our Board of Directors. There can be no assurance that its interests are aligned with that of our other stockholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from those of other stockholders and of the Company itself. If News Corporation were to sell, or otherwise transfer, all or a large percentage of its holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities. In addition, this concentration of ownership could delay or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock.

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

ITEM 4.        CONTROLS AND PROCEDURES

        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2005 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2005 in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. As described in “Certain Risks Affecting Business, Operating Results and Financial Condition,” we do not have a comprehensive disaster recovery plan or back-up system, or fully redundant systems for some of our critical operations, and a disaster could severely damage our operations. We are currently developing such a plan and expect to make incremental progress in implementing business continuity and disaster recovery plans during 2005.

        In the quarter ended June 30, 2005 we implemented a new fulfillment system at TV Guide magazine and a new ad sales management system at TV Guide Channel. These new systems have greater functionality which allows us to better manage our fulfillment and ad sales operations. Implementation of the new systems necessarily involved changes to our procedures for control over financial reporting. The new systems were subjected to testing prior to and after their implementation and are functioning to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported timely and accurately.

PART II—OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

        Note 3 to the Condensed Consolidated Financial Statements—Unaudited is incorporated herein by reference.

ITEM  4       Submission of Matters to a Vote of Security Holders

        On June 2, 2005, the Company held its Annual Meeting of Stockholders at The Reuters Building in New York, New York.

        The stockholders voted in favor of a proposal to amend the Company’s Certificate of Incorporation and By-laws to declassify the Board of Directors so that directors are elected annually. The proposal was approved by the vote set forth below:

VOTES
FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
396,258,724	306,885	64,380	0

        The three directors nominated were elected for a term of one year by the vote set forth below:

	Votes
Name of Director	For	Withheld
Richard Battista	389,618,468	7,011,521
K. Rupert Murdoch	334,477,513	62,152,476
Ruthann Quindlen	392,362,421	4,267,568

        The Company’s other directors, whose term of office continued after the 2005 Annual Meeting of Stockholders, are Peter Chernin, Anthea Disney, David DeVoe, Nicholas Donatiello, Jr., James E. Meyer, and James P. O’Shaughnessy.

        The stockholders also ratified the Company’s selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005 by the vote set forth below:

VOTES
FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
396,340,311	251,849	37,829	0

ITEM 6.      EXHIBITS

Exhibits
	3.1	Amended and Restated Certificate of Incorporation of Gemstar-TV Guide International, Inc.
	3.2	Gemstar-TV Guide International, Inc. Amended and Restated Bylaws as amended and restated on June 2, 2005
	10.1	Separation Agreement and General Release between Gemstar and Ian Aaron (Incorporated by reference to Gemstar's Form 8-K filed on March 14, 2005)
	10.2	Separation Agreement and General Release between Gemstar and Douglas Macrae (Incorporated by reference to Gemstar's Form 8-K filed on March 14, 2005)
	10.3	2005 TV Guide Annual Bonus Plan (Incorporated by reference to Gemstar's Form 8-K filed on April 21, 2005)

10.4	Amended and Restated Services Agreement between News Corporation and Gemstar, amended and restated as of January 1, 2004 and addendum thereto relating to Anthea Disney (Incorporated by reference to Gemstar's Form 10-Q filed on May 5, 2005)
31.1	CEO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002)
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2005	By: /s/ Brian D. Urban ———————————— Brian D. Urban Chief Financial Officer (Principal Financial Officer)