Form 10-Q
period 2005-09-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2005-11-04
CIK 923282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes      No

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No

        As of October 28, 2005, there were 426,161,768 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.
INDEX

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$483,432	$558,529
Restricted cash	39,326	38,880
Marketable securities	10,893	11,191
Receivables, net	115,814	123,981
Deferred tax assets, net	50,932	3,863
Current income taxes receivable	50,059	21,333
Other current assets	30,531	30,950

Total current assets	780,987	788,727
Property and equipment, net	47,841	45,483
Indefinite-lived intangible assets	66,272	66,272
Finite-lived intangible assets, net	111,645	123,349
Goodwill	259,524	259,524
Income taxes receivable	54,847	40,998
Other assets	25,684	38,020

	$1,346,800	$1,362,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,942	$62,284
Accrued liabilities	165,813	171,621
Current income taxes payable	49,709	232
Current portion of capital lease obligation	547	515
Current portion of deferred revenue	153,959	161,687

Total current liabilities	412,970	396,339
Deferred tax liabilities, net	12,588	28,274
Capital lease obligation, less current portion	12,859	13,274
Deferred revenue, less current portion	442,269	485,941
Other liabilities	106,800	127,753
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share	--	--
Common stock, par value $0.01 per share	4,337	4,337
Additional paid-in capital	8,464,520	8,478,540
Accumulated deficit	(8,035,559)	(8,077,700)
Accumulated other comprehensive income, net of tax	524	659
Treasury stock, at cost	(74,508)	(95,044)

Total stockholders' equity	359,314	310,792

	$1,346,800	$1,362,373

        See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Publishing	$82,723	$90,645	$249,829	$284,095
Cable and satellite	67,694	61,533	201,974	166,681
Consumer electronics licensing	21,225	21,826	72,253	94,950

	171,642	174,004	524,056	545,726

Operating expenses:
Publishing	104,029	93,066	294,912	277,384
Lease settlement	--	--	--	(10,088)
Cable and satellite	38,761	30,992	120,266	89,023
Consumer electronics licensing	12,575	19,787	40,037	56,568
Corporate	12,887	21,101	42,522	62,682

Operating expenses, exclusive of expenses shown below	168,252	164,946	497,737	475,569
Stock compensation	39	89	94	326
Depreciation and amortization	7,362	15,183	21,947	32,668
Impairment of intangible assets	--	131,637	--	131,637

	175,653	311,855	519,778	640,200

Operating (loss) income	(4,011)	(137,851)	4,278	(94,474)
Interest income, net	4,264	2,403	11,275	2,849
Other (expense) income, net	(346)	13,159	14	13,331

(Loss) income from continuing operations before income taxes	(93)	(122,289)	15,567	(78,294)
Income tax benefit	(51,090)	(23,946)	(26,574)	(7,705)

Income (loss) from continuing operations	50,997	(98,343)	42,141	(70,589)

Discontinued operations:
Income from discontinued operations	--	27	--	15,612
Loss on disposal of discontinued operations	--	--	--	(28,882)
Income tax expense	--	13	--	12,242

Income (loss) from discontinued operations	--	14	--	(25,512)

Net income (loss)	$50,997	$(98,329)	$42,141	$(96,101)

Basic and diluted per share:
Income (loss) from continuing operations	$0.12	$(0.23)	$0.10	$(0.17)
Loss from discontinued operations	--	--	--	(0.06)

Net income (loss)	$0.12	$(0.23)	$0.10	$(0.23)

Weighted average shares outstanding:
Basic	426,096	423,531	425,101	422,314

Diluted	426,367	423,531	426,232	422,314

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—UNAUDITED
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$306,390	$405,846	$310,792	$375,973
Net income (loss)	50,997	(98,329)	42,141	(96,101)
Other comprehensive income (loss)	399	131	(135)	(244)

Comprehensive income (loss)	51,396	(98,198)	42,006	(96,345)
Treasury shares issued in conjunction with shareholder settlement	--	1,668	--	1,668
Other, principally shares issued pursuant to stock option plans, including tax benefit, and amortization of unearned compensation	1,528	189	6,516	28,209

Balance at end of period	$359,314	$309,505	$359,314	$309,505

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$42,141	$(96,101)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	21,947	32,668
Impairment of intangible assets	--	131,637
Deferred income taxes	(62,755)	(3,311)
Loss on disposal of discontinued operations	--	28,882
Gain on sale of equity investment	--	(13,172)
Gain on lease settlement	--	(10,088)
Other	2,706	(198)
Changes in operating assets and liabilities:
Receivables	9,519	(911)
Income taxes receivable	(42,575)	723
Other assets	9,543	2,036
Accounts payable, accrued liabilities and other liabilities	(46,642)	(59,203)
Income taxes payable	49,477	947
Deferred revenue	(51,400)	378,872

Net cash (used in) provided by operating activities	(68,039)	392,781

Cash flows from investing activities:
Proceeds from dispositions of businesses	--	48,000
Purchase of minority interests in consolidated subsidiaries	--	(20,962)
Proceeds from sale of equity investment	--	13,228
Purchases of marketable securities	(22,503)	(4,770)
Sales and maturities of marketable securities	22,980	4,775
Proceeds from sale of assets	134	2,621
Additions to property and equipment	(12,737)	(6,852)

Net cash (used in) provided by investing activities	(12,126)	36,040

Cash flows from financing activities:
Repayments under bank credit facility and term loan	--	(138,448)
Repayment of capital lease obligations	(383)	(1,902)
Proceeds from exercise of stock options	5,663	26,696
Distributions to minority interests	--	(1,060)

Net cash provided by (used in) financing activities	5,280	(114,714)

Effect of exchange rate changes on cash and cash equivalents	(212)	(566)

Net (decrease) increase in cash and cash equivalents .	(75,097)	313,541
Cash and cash equivalents at beginning of period	558,529	257,360

Cash and cash equivalents at end of period	$483,432	$570,901

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s 2004 Annual Report on Form 10-K and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the quarters ended June 30, 2005 and March 31, 2005.

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

        Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123, Share-Based Payment (“Statement 123R”), which as amended is effective for the Company’s first quarter of 2006. See footnote 8 for a description of Statement 123R.

(2)    Dispositions and Acquisitions

        Discontinued Operations – SNG Businesses

        In connection with the sale of the SNG Businesses, the Company recognized a pre-tax loss on disposal of discontinued operations of $28.9 million during the nine months ended September 30, 2004. The loss consisted of a write-down of the net carrying value of the disposal group to fair value less cost to sell. Costs associated with this disposal were estimated at $5.9 million, and consisted principally of the contractual acceleration of certain liabilities, employee-related transfer costs necessitated by the deal structure (asset purchase), and other transaction costs. As of September 30, 2005, $4.9 million of these costs remain unpaid and are included in accrued expenses in the accompanying condensed consolidated balance sheets. These costs are expected to be paid next year.

        Revenues of the SNG Businesses were $0.3 million and $39.0 million for the three months and nine months ended September 30, 2004, respectively.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(2)    Dispositions and Acquisitions (continued)

         Pioneer Transaction

        In February 2004, the Company and Pioneer Electronic Corp. and its affiliates (collectively “Pioneer”) agreed to settle all pending legal disputes. As a result of the settlement, the Company received a one-time payment of $14.0 million, along with multi-year licensing agreements under which, among other things, Pioneer will pay per-unit license fees for digital products incorporating the Company’s technology. The Company recognized the $14.0 million payment as revenue in the nine months ended September 30, 2004.

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

         Sale of Equity Investment

         In September 2004, the Company sold its 16.9% equity interest in Youbet.com, Inc. and recognized a $13.2 million gain on the sale for the three and nine months ended September 30, 2004. The gain is included in other income, net in the accompanying condensed consolidated statements of operations.

(3)    Litigation and Other Contingencies

        The following material developments in the Company’s legal proceedings occurred in the quarter ended September 30, 2005. The Company intends to vigorously defend or prosecute all pending legal matters unless specified otherwise below.

         SEC Matters

        As previously reported, on May 9, 2003, in a proceeding captioned In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., in the United States District Court for the Central District of California, Case No. CV-03-3124 MRP (PLAx), the Court ordered the Company to retain approximately $37.0 million in segregated, interest-bearing bank accounts, established in connection with its November 2002 management and corporate governance restructuring, pursuant to Section 1103 of the Sarbanes-Oxley Act (the “1103 funds”). On June 20, 2005, in a proceeding captioned Henry C. Yuen and Elsie M. Leung v. Securities and Exchange Commission and Gemstar-TV Guide International, Inc., Case No. 04-1723, Dr. Yuen and Ms. Leung filed a petition for a Writ of Certiorari in the United States Supreme Court seeking a review of a decision by the United States Court of Appeals for the Ninth Circuit, which had affirmed the decision of the District Court. On October 11, 2005, the Supreme Court denied Dr. Yuen and Ms. Leung’s petition.

        As previously reported, on June 19, 2003, the Securities and Exchange Commission (the “SEC”) filed an action entitled Securities and Exchange Commission v. Henry C. Yuen, et al., in the United States District Court for the Central District of California, Case No. CV 03-4376 MRP (PLAx), alleging violations of the federal securities laws by Henry Yuen, Elsie Leung and Craig Waggy and seeking declaratory and injunctive relief, disgorgement of all monies received as a result of their alleged illegal conduct, and civil penalties. On June 10, 2005, the SEC requested that the Court lift the stay on the case involving Dr. Yuen and Ms. Leung, rule on the pending motions for summary judgment, and if necessary set the case for trial. Dr. Yuen and Ms. Leung opposed the SEC’s request and sought a further stay of the proceedings. On September 6, 2005, the Court denied Dr. Yuen and Ms. Leung’s and the SEC’s motions for summary judgment. On September 19, 2005, the Court issued an order scheduling the trial to begin on December 6, 2005.

         Claims Under the Company’s Directors and Officers Liability Policies

        On July 6, 2005, the Company filed a complaint against its former insurance carriers in a case captioned Gemstar-TV Guide International, Inc. v. National Union Fire Insurance Company of Pittsburgh, PA, Federal Insurance Company, et al., currently pending in the United States District Court for the Central District of California, Case No. 05-CV-05719 NM, alleging that the issuers of the Company’s directors and officers (“D&O”) liability insurance policies with aggregate policy limits of $50 million, for the 1999-2002 policy periods, breached their obligations under these policies by failing to pay defense costs related to the SEC’s investigation and various related shareholder and derivative actions.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(3)    Litigation and Other Contingencies (continued)

The Company’s insurance carriers have paid less than $1.0 million under these policies, and have disputed the availability of coverage under these policies on a variety of grounds. The Company’s complaint seeks declaratory relief, monetary damages plus interest, attorneys’ fees and costs. The Company has not recorded a contingent receivable with respect to these matters in the accompanying condensed consolidated financial statements.

         Consolidated Shareholder Class Action

        As previously reported, the Company settled the purported class action complaints alleging violations of the federal securities laws by the Company in a matter captioned In re Gemstar-TV Guide International Securities Litigation, Case No. CV 02-2775 MRP (PLAx), in the United States District Court for the Central District of California (the “Consolidated Shareholder Class Action”). On September 19, 2005, the Court approved the settlement between plaintiff Class and KPMG resolving the Class’ claims against KPMG, which included the claims assigned to the Class by the Company. Only the Class’ securities fraud claims against Dr. Yuen, the Company’s former Chief Executive Officer, and Ms. Leung, the Company’s former Chief Financial Officer, are still pending.

         Non-consolidated Shareholder Litigation

        As previously reported, on February 17, 2004, individual shareholders filed an action against the Company captioned Minas Litos and Anastasia Litos, et al., v. Gemstar-TV Guide International, Inc., currently pending in the United States District Court for the Central District of California, Case No. CV 04-8595 MRP (PLAx), alleging various breaches of fiduciary duty, violations of state and federal securities laws, and seeking unspecified monetary damages and attorneys’ fees and costs. On August 12, 2005, the Court dismissed two of plaintiffs’ claims against the Company and allowed plaintiffs to amend their complaint with respect to one securities claim. On October 12, 2005, the plaintiffs filed their second amended complaint with respect to the securities claim and added three new Indiana State law claims. On October 24, 2005, the Company filed its motion to strike and/or dismiss certain of plaintiffs’ claims.

         Patent and Antitrust Litigation

        Personalized Media Communications, LLC v. Scientific-Atlanta, Inc., and PowerTV, Inc., in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 02-CV-824 CAP. On June 21, 2005, in connection with the settlement reached between the Company and Scientific-Atlanta, Inc. (“SA”), the Court entered the parties’ joint stipulation of dismissal of the claims between the Company and SA. However, the breach of contract claims between Personalized Media Communications, LLC (“PMC”) and the Company, as well as the patent and anti-trust claims between PMC and SA, are still pending. On August 3, 2005, the Court denied PMC’s motion for summary judgment against the Company and the Company’s cross-motion for summary judgment against PMC.

        In the Matter of Certain Set-Top Boxes and Components Thereof, Investigation No. 337-TA-454, on June 13, 2005, as a result of the settlement reached between the Company and SA, the parties filed a joint motion to terminate the investigation. On September 19, 2005, the United States International Trade Commission issued an order which terminated this investigation.

         Other Litigation

        On July 18, 2005, in the American Arbitration Association (“AAA”) proceeding captioned Henry C. Yuen v. Gemstar-TV Guide International, Inc., AAA Case No. 13 116Y 01305 03, the AAA issued an order denying Dr. Yuen’s application for an interim order requiring, among other things, that the Company release a portion of the 1103 funds (see “SEC Matters” above). The arbitration hearing dates scheduled for December and January have been rescheduled to occur in February, March and May of 2006 due to the December 6, 2005 trial date scheduled in the Securities and Exchange Commission v. Henry C. Yuen, et al., matter described above.

        In the AAA proceeding captioned Elsie Ma Leung v. Gemstar-TV Guide International, Inc., AAA Case No. 13 116Y 01300 03, the arbitration hearing dates scheduled for October and November have been cancelled due to the December 6, 2005 trial date scheduled in the Securities and Exchange Commission v. Henry C. Yuen, et al. matter described above. No new hearing dates have been established at this time.

        On May 3, 2000, United Magazine Company, Inc. (“Unimag”), filed a complaint captioned United Magazine Company et al. v. Murdoch Magazines Distribution, Inc. et al., Case No. 00 CV-3367 PKC, in the U.S. District Court for the Southern District of New York against Murdoch Magazines Distribution, Inc. (now TV Guide Distribution) and other parties and related entities. The complaint alleged claims against Murdoch Magazines for violations of the Robinson-Patman Act, assorted common law tort and contract claims, and

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(3)    Litigation and Other Contingencies (continued)

federal and state antitrust laws and sought monetary, treble and punitive damages, attorneys’ fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Act. On September 22, 2005, the Court granted defendants’ motion for summary judgment. The Court entered judgment in favor of the defendants on September 27, 2005, effectively dismissing all claims against the Company. On October 27, 2005, Plaintiffs filed an appeal of the Court’s summary judgment ruling.

        In addition to the items listed above, the Company is party to various legal actions, claims and proceedings as set forth in its Form 10-K for the year ended December 31, 2004, Forms 10-Q for the quarters ending March 31, 2005 and June 30, 2005 respectively, as well as other actions, claims and proceedings incidental to its business. Additional information regarding certain of the matters discussed above is contained in those filings.

        The Company has established loss provisions only for matters in which it has determined that losses are probable and can be reasonably estimated. However, the Company may be required to incur expenses or costs in these and other incidental litigation matters in aggregate amounts that could have a material adverse effect on its financial condition or results of operations.

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

(5)    Related Party Transactions

        As of September 30, 2005, News Corporation beneficially owned approximately 41% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

        The Company charged entities controlled by News Corporation $4.1 million and $2.9 million for advertising and other services during the three months ended September 30, 2005 and 2004, respectively, and $11.7 million and $10.3 million for the nine months ended September 30, 2005 and 2004, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities at a cost of $0.1 million and $0.2 million for the three months ended September 30, 2005 and 2004, respectively, and $0.8 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively.

        The Company also provides advertising and other media services to a third party pursuant to an agreement between News Corporation and such third party, under which News Corporation agreed to provide or procure media services for the benefit of such party. News Corporation pays the Company for the services provided to the third party, and accordingly reduces News Corporation’s obligation to this third party. The Company charged News Corporation $0.2 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively, and $2.7 million and $3.3 million for the nine months ended September 30, 2005 and 2004, respectively.

        The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.1 million and $1.0 million for the three months ended September 30, 2005 and 2004, respectively, and $3.5 million and $3.2 million for the nine months ended September 30, 2005 and 2004, respectively. News Corporation also began providing the Company with the services of the Company’s current chairman of the board of directors starting in December 2004. Expenses associated with these services approximated $0.1 million and $0.3 million for the three months and nine months ended September 30, 2005, respectively.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(5)    Related Party Transactions (continued)

        During the third quarter of 2004, the Company entered into a long-term capital sublease with an affiliate of News Corporation for a transponder to be used in the Company’s Cable and Satellite Segment operations. Related amortization and interest expense recognized under this capital sublease was $0.5 million and $0.2 million for the three months ended September 30, 2005 and 2004, respectively, and $1.5 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively. The total obligation under this capital lease was $13.4 million at September 30, 2005 and $13.8 million at December 31, 2004.

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

        As of September 30, 2005 and December 31, 2004, the Company had receivables due from News Corporation-controlled entities totaling $3.0 million and $2.7 million, respectively, and payables due to News Corporation-controlled entities totaling $0.2 million and $0.1 million, respectively.

        The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

        The Company leases approximately 25,941 square feet of office space from CMT Realty Partnership, a privately held real estate partnership. The two sons of Douglas Macrae, a former executive officer of the Company, through the 1993 DBM Descendants Trust (“DBM Trust”), own a 45% interest in CMT Realty Partnership. Rent expense recognized under this lease totaled $0.2 million and $0.2 million for the three months ended September 30, 2005 and 2004, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2005 and 2004, respectively. DBM Trust may receive distributions from CMT Realty Partnership, which may include profits from the lease arrangement with the Company.

(6)    Segment Information

        The Company’s segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses.

        The Publishing Segment consists of the Company’s publishing and Web site units including TV Guide magazine, Inside TV magazine, TV Guide Online and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups.

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

(6)    Segment Information (continued)

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

        Segment information for the three months and nine months ended September 30, 2005 and 2004 is presented and reconciled to consolidated income from continuing operations before income taxes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Publishing Segment:
Revenues	$82,723	$90,645	$249,829	$284,095

Operating Expenses, exclusive of lease settlement (1)	104,029	93,066	294,912	277,384
Lease settlement	--	--	--	(10,088)

Operating expenses (1)	104,029	93,066	294,912	267,296

Adjusted EBITDA(2)	(21,306)	(2,421)	(45,083)	16,799

Cable and Satellite Segment:
Revenues	67,694	61,533	201,974	166,681
Operating Expenses(1)	38,761	30,992	120,266	89,023

Adjusted EBITDA(2)	28,933	30,541	81,708	77,658

CE Licensing Segment:
Revenues	21,225	21,826	72,253	94,950
Operating Expenses(1)	12,575	19,787	40,037	56,568

Adjusted EBITDA(2)	8,650	2,039	32,216	38,382

Corporate Segment:
Operating Expenses(1)	12,887	21,101	42,522	62,682

Adjusted EBITDA(2)	(12,887)	(21,101)	(42,522)	(62,682)

Consolidated:
Revenues	171,642	174,004	524,056	545,726
Operating Expenses, exclusive of lease settlement (1)	168,252	164,946	497,737	485,657
Lease settlement	--	--	--	(10,088)

Adjusted EBITDA(2)	3,390	9,058	26,319	70,157
Stock compensation	39	89	94	326
Depreciation and amortization	7,362	15,183	21,947	32,668
Impairment of intangible assets	--	131,637	--	131,637

Operating (loss) income	(4,011)	(137,851)	4,278	(94,474)
Interest income, net	4,264	2,403	11,275	2,849
Other (loss) income, net	(346)	13,159	14	13,331

(Loss) income from continuing operations before income taxes	$(93)	$(122,289)	$15,567	$(78,294)

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.

(2)	Adjusted EBITDA is defined as operating income (loss), excluding stock compensation, depreciation and amortization and impairment of intangible assets. The Company believes adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and make decisions about resource allocation to the industry segments.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(7)     Income Taxes

        On July 26, 2005, the Company announced its intention to convert TV Guide magazine from its current digest format to a full-sized full-color format beginning with the October 17, 2005 issue. Due to the significant operating losses the Company is projecting for TV Guide magazine, the Company’s effective tax rate for the year ending December 31, 2005 was estimated to be negative 387.7%. When this effective rate was applied to the Company’s income before income taxes for the three and six months ended June 30, 2005, the calculation resulted in a significant tax benefit and related deferred tax asset. Because the Company expected to recognize tax expense for the year ending December 31, 2005, the Company determined that any tax benefit resulting from this methodology was not likely to be realized in future periods. Instead of recording a benefit that is not expected to be realized, management analyzed the Company’s deferred tax assets and liabilities as of June 30, 2005 and adjusted its valuation allowance to reflect the deferred tax assets that management believes are more likely than not to be realized in future periods. The Company utilized the same approach to calculate its income tax provision for the quarter ended September 30, 2005.

        The Company’s income tax benefit for the three months ended September 30, 2005 was primarily impacted by the closure of the Internal Revenue Service (the “IRS”) audit of the Company’s 2000 and 2001 federal income tax returns. As a result of the closure of the IRS Audit, the Company will carry back capital losses to prior years and will no longer require a valuation allowance against such capital losses.

        The Company’s income tax benefit for the nine months ended September 30, 2005 was primarily impacted by the closure of the IRS audit discussed above and a valuation allowance required for a deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast Corporation (“Comcast”), which were entered into in 2004. While these advances were received during 2004, a substantial portion of these advances became taxable to the Company during 2005.

        The Company’s effective tax benefit rate on loss from continuing operations before income taxes was 19.6% for the three months ended September 30, 2004 and 9.8% for the nine months ended September 30, 2004. As described more fully in Note 4, the Company determined that the fair value of goodwill and indefinite-lived intangible assets associated with TV Guide magazine exceeded its carrying value. The goodwill impairment write-off is not deductible for tax purposes. As a result, no tax benefit was recorded in relation to the impairment charge.

        The Company’s overall effective tax rate in any single period is impacted by, among other things, the country in which earnings or losses arise, applicable statutory tax rates and withholding tax requirements for particular countries, the availability of net operating loss carryforwards and the availability of tax credits for taxes paid in certain jurisdictions. Because of these factors, the Company’s current and future tax expense or benefit as a percentage of income or loss before income taxes may vary substantially from period to period.

(8)     Stock-Based Employee Compensation

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

        The following table presents the effect on net income (loss) and basic and diluted net income (loss) per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123 (in thousands, except per share data).

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income (loss), as reported	$50,997	$(98,329)	$42,141	$(96,101)
Add: Stock-based employee compensation included in reported net income (loss), net of related tax effects	39	143	94	293
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(18,731)	(6,633)	(28,820)	(10,831)

Pro forma net income (loss)	$32,305	$(104,819)	$13,415	$(106,639)

Basic and diluted net income (loss) per share:
As reported	$0.12	$(0.23)	$0.10	$(0.23)
Pro forma	$0.08	$(0.25)	$0.03	$(0.25)

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(8)    Stock-Based Employee Compensation (continued)

        The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and amortized over the vesting period of the underlying options. When valuing options for the three and nine months ended September 30, 2005, the company used a weighted-average volatility of 45%. This volatility estimate was based on the Company’s historical daily volatility from April 1, 2003 (the day after the Company restated its 2002 and prior financial results) to the date of the option grant as well as the implied volatility of the Company’s exchange traded options with a remaining term of at least six months. The Company used a weighted average expected term of 6.5 years in valuing options granted for the three months and nine months ended September 30, 2005. The estimated expected term was determined based on the following formula: expected term = ((vesting term + original contractual term) /2) as described in Staff Accounting Bulletin No. 107 for estimating the expected term of “plain vanilla” options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of the pro forma effects on reported results for future periods.

        On August 9, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of unvested “underwater” stock options granted prior to August 9, 2005 under the Company’s 1994 Stock Incentive Plan, as amended and restated. The affected options are those with exercise prices greater than $3.03 per share, which was the closing price of the Company’s common stock on the Nasdaq Stock Market on August 9, 2005. As a result of this action, the vesting of approximately 5.7 million previously unvested stock options was accelerated, and those options are now immediately exercisable. The Compensation Committee’s decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the applicable effective date of Statement 123R. In addition, the Compensation Committee considered that because these options had exercise prices in excess of the current market value they were not fully achieving their original objectives of incentive compensation and employee retention. The above pro forma disclosure for the three months ended September 30, 2005, includes $16.7 million due to the accelerated vesting of these stock options. For the nine months ended September 30, 2005 the above pro forma disclosure includes $16.7 million due to the accelerated vesting of stock options discussed above as well as $4.6 million due to the accelerated vesting of stock options, in accordance with the employment agreements, of certain former executives who left the Company during the first quarter.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(9)    Post-Employment Compensation (continued)

        The Company has continued to pay salary and benefits to Dr. Yuen and Ms. Leung during the post-employment period at pay rates in effect prior to their termination. In accordance with the terms of each former executive’s respective employment agreements, the Company is obligated to pay such amounts until an arbitration panel concurs that each of them was properly terminated. Such payments totaled approximately $0.7 million and $2.0 million for the three months and nine months ended September 30, 2005, respectively, and approximately $0.7 million and $2.1 million for the three months and nine months ended September 30, 2004, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations.

        Pursuant to the terms of the Patent Rights Agreement, the Company has the option to acquire certain of Dr. Yuen’s inventions during the period commencing on April 18, 2003 and ending on November 7, 2009. The Company may, in its sole discretion, terminate the agreement on April 18, 2006. The Company agreed to grant Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not to compete with the Company within the fields of IPGs and interactive television. Subject to applicable terms and conditions, the agreement provides for (i) annual compensation of $250,000, (ii) an acquisition fee of $250,000 for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the Patent Rights Agreement from the sale of specified products and services with a guaranteed minimum of $1.25 million and a maximum of $2.75 million annually, with the minimum and maximum subject to annual adjustment for increases in the Consumer Price Index for Los Angeles, California, and (iv) 200,000 stock options per year to be granted each November at the market price on the date of grant during the term of this agreement. As a result of the termination of Dr. Yuen’s employment on April 18, 2003, and the resulting commencement of the effective term of the Patent Rights Agreement, the Company recognized a compensation charge and royalty fee totaling $0.8 million for each of the three months ended September 30, 2005 and 2004, and $2.4 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. Under the terms of the restructuring agreements, the Company will not be obligated to issue any stock options under the agreement as a result of the forfeiture of Dr. Yuen’s right to receive such options.

(10)   Guarantees

        The Company guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

        The Company provides indemnification of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the incorporation of the Company’s products, intellectual property, services and/or technologies into the licensee’s products and services provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company’s indemnification obligation is typically limited to the cumulative amount paid to the Company by the licensee under the license agreement. Other license agreements, including those with our largest multiple system operators (“MSOs”) and DBS providers, do not specify a limit on amounts that may be payable under the indemnity arrangements. In the second quarter of 2005, the Company received notice of an indemnification claim from one of its largest licensees under an indemnity arrangement which does not specify a limit on the amount that may be payable. Additionally, the Company has agreed to reimburse another one of its licensees for legal expenses and liabilities in connection with certain pending claims in an aggregate amount not to exceed $3.5 million. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by Financial Accounting Interpretation No. 45. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(10)   Guarantees (continued)

        The Company also has agreements to indemnify and/or advance costs to a number of its former and current officers and directors against losses incurred by them as a result of their service as an officer and/or director of the Company. In particular, the Company has certain agreements to indemnify and/or advance costs to individuals for legal fees and expenses incurred in connection with certain litigation and investigatory proceedings. Among the former officers and directors with whom the Company has such agreements are Dr. Yuen, Ms. Leung and Mr. Craig M. Waggy. The litigation and investigatory proceedings to which these agreements relate include, but are not limited to, the investigation presently being conducted by the SEC, the shareholder and derivative litigation in which the Company was also named as a party, and the AAA arbitration proceedings between the Company and Dr. Yuen and Ms. Leung. The Company recorded approximately $0.0 million and $3.8 million in legal expenses incurred by its former officers and directors in the three months ended September 30, 2005 and 2004, respectively, and $1.9 million and $14.1 million in the nine months ended September 30, 2005 and 2004, respectively which are included in operating expenses in the condensed consolidated statements of operations. The three and nine months ended September 30, 2005 include a $1.2 million benefit from the resolution of a dispute over invoices for legal fees and expenses submitted for advancement by Dr. Yuen and Ms. Leung. As of September 30, 2005 and December 31, 2004, the Company had accrued expenses of $4.2 million and $8.0 million, respectively, for such amounts, which are included in accrued expenses on the condensed consolidated balance sheets.

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

Overview

        Gemstar-TV Guide International, Inc. (“Gemstar” or the “Company”) is a media, entertainment and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of television viewers worldwide. In the continually evolving world of television, where consumers may have several hundred channels from which to choose, we offer comprehensive guidance solutions to television viewers. We believe that most TV viewers today have a growing demand for such solutions because they are overwhelmed by an increasing number of programming choices that include broadcast and cable channels, pay-per-view and video on demand and because they are challenged by the growing complexity of their home entertainment centers that may include cable or satellite receivers, digital TVs, digital video recorders (“DVRs”) and digital video disc (“DVD”) recorders. Today, the average American watches more than four hours of television every day and TV has never been more central to our leisure time or more influential in our culture. The TV Guide brand reaches more than 70 million U.S. households each week, through TV Guide magazine, Inside TV magazine, TV Guide Channel, TV Guide Interactive, TV Guide Online (tvguide.com and insidetv.com) and TV Guide On Screen. Each platform serves consumers with one overarching objective — to simplify and enhance viewers’ television experience. The TV Guide brand has the highest degree of consumer awareness among sources of program information.

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

        For the three months ended September 30, 2005, we generated revenue of $171.6 million (compared to $174.0 million in the same period in 2004) and recorded net income of $51.0 million (compared to a net loss of $98.3 million in the same period in 2004). For the nine months ended September 30, 2005, we generated revenue of $524.1 million (compared to $545.7 in the same period in 2004) and recorded net income of $42.1 million (compared to a net loss of $96.1 million in the same period in 2004) and had cash flows used by operations of $68.0 million (compared to cash flows provided from operations of $392.8 million in the same period in 2004).

         Gemstar Businesses

        Our businesses are organized into four groups that also represent our reportable business segments. The segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses.

        Publishing Segment. Our Publishing Segment consists of our print and electronic publishing units and Web sites including TV Guide magazine, Inside TV magazine, TV Guide Online (tvguide.com and insidetv.com) and the SkyMall catalog business. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups. For the three and nine months ended September 30, 2005, our Publishing Segment generated 48.2% and 47.7% of our total revenue, respectively.

        In October 2005 TV Guide magazine debuted a new full-sized, full-color format. The reformatted TV Guide magazine has approximately 100 full-color pages of content centered on breaking TV-related news, feature stories, TV celebrity photos, behind-the-scenes coverage and reviews and recommendations. The reformatted TV Guide magazine also features a shorter editorial cycle, enabling the magazine to be more timely and topical. The reformatted TV Guide is family-focused, skewing towards women ages 35 to 54. We believe the reformatted TV Guide magazine is a better, more targeted product designed to yield higher subscription prices, increased newsstand sales and higher advertising CPMs.

        In April 2005, we launched a new weekly publication, Inside TV. This new magazine focuses on the latest in television personalities, fashion, news and trends. Inside TV targets female TV fans ages 20 to 35 and we believe reflects the way young women today are involved with television. Inside TV’s sales to date have been below our expectations. We believe that Inside TV needs a sharper editorial focus to successfully compete in the increasingly crowded field of entertainment and celebrity magazines. We are working on product improvements to make Inside TV a much stronger offering.

        As part of our overall evaluation of the strategic direction of the publishing business, we are also actively exploring a range of strategic alternatives related to our SkyMall business, including a possible sale. SkyMall has been a positive contributor to the Publishing Segment’s financial results in recent periods, but is not central to our overall long-term strategy. There can be no assurances, however, that a sale or any other particular alternative or transaction regarding SkyMall will be pursued or will occur, or on what terms.

        Cable and Satellite Segment. Our Cable and Satellite Segment includes the operations of TV Guide Channel, TV Guide Interactive, TVG Network and TV Guide Spot. For the three months and nine months ended September 30, 2005, our Cable and Satellite Segment generated 39.4% and 38.5% of our total revenue. The Cable and Satellite Segment generates revenue primarily from affiliate and advertising fees received by TV Guide Channel, licensing revenue received by TV Guide Interactive and wagering and licensing fees received by TVG Network.

        In the third quarter, TV Guide Channel’s average primetime national household rating, as measured by Nielsen Media Research (“Nielsen”), increased 22% as compared to the same period in the prior year. The TV Guide Channel’s national primetime rating in the key adults ages 18-49 demographic is also up 20% as compared to the same period in the prior year. Also during the third quarter, Joan and Melissa Rivers hosted the TV Guide Channel’s Emmy Awards Pre-show coverage. The pre-show “Joan and Melissa Live at the Emmys” posted a 0.43 national household rating, as measured by Nielsen, more than doubling the Channel’s average national rating for the same time period in the third quarter of the prior year. Additionally, the TV Guide Channel’s Emmy Fashion Wrap, which aired the Monday after the Emmys, posted a 0.31 national household rating. As part of our strategy to provide TV Guide Channel viewers with compelling programming choices, we plan to continue to invest in new programming and marketing initiatives with an expectation that the additional investments will result in increased viewership and advertising revenue in the future.

        In the third quarter, TV Guide Interactive domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid increased by 22.3% as compared to the third quarter of last year, primarily as a result of increased digital penetration among our major MSO licensees and an increase in the number of DirecTV subscribers for which we are paid. The increase in domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid, does not necessarily directly correlate with increases in our IPG licensing revenue, due to the structure of certain license agreements (See Segment Results of Operations for revenue discussion). Due to the fact that we have licensed our IPG technology to most major domestic cable and satellite providers, our future revenue growth will largely depend upon the overall growth in domestic digital cable and satellite subscribers. In addition, penetrating international markets could provide a growth opportunity.

        In the third quarter of 2005, TVG Network, our interactive cable and satellite television network focused on horseracing, processed wagers totaling $119.8 million. This represents the highest quarterly total in TVG Network’s history and a 32.1% increase over the same quarter in the prior year. We believe wagering volumes, as compared to 2004, will continue to increase as we continue to expand our distribution and customer base.

        In the second quarter of 2005, we launched TV Guide Spot, a new on-demand network designed to entertain consumers while helping them navigate their ever-expanding programming choices. TV Guide Spot features short-form, originally-produced entertainment programs that guide consumers to the most compelling fare on TV each week. TV Guide Spot is now available to approximately 15 million Comcast, Insight and Time Warner digital cable subscribers. TV Guide Spot is also available to broadband users on tvguide.com and to approximately 1.0 million TiVo subscribers with stand-alone set-top boxes.

        Consumer Electronics Licensing Segment. Our CE Licensing Segment earns revenue from licensing our proprietary technologies and services to the CE manufacturing industry. For the three months and nine months ended September 30, 2005, the CE Licensing Segment generated 12.4% and 13.8% of our total revenue. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Asia, and IPGs marketed under the G-Guide brand in Asia, Guide Plus+ brand in Europe, and TV Guide On Screen brand in North America.

        Our CE IPG business continues to be strongest in Japan. During the third quarter, four additional CE products incorporating our interactive program guide were launched in the Japanese market, bringing the total number of products launched this year in Japan to 42. In Europe, three additional CE products incorporating our interactive program guide were released in the quarter, bringing the total to 13 for the year. In the North American market, 13 additional CE products incorporating our interactive program guide were released, bringing the total to 52 for the year. The 52 new products incorporating our interactive program guide launched in North America are primarily incorporated in mid to high-end products, which typically have lower sales volumes than lower-priced devices.

        Corporate Segment. Our Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions and includes related costs such as certain litigation and insurance costs. For the three months and nine months ended September 30, 2005, corporate expenses were $12.9 million and $42.5 million, respectively, a decrease of $8.2 million and $20.2 million or 38.9% and 32.2% as compared to the same period in the prior year. The decline in corporate expenses was primarily due to a $5.2 million and $16.1 million decline in legal expenses for the three months and nine months ended September 30, 2005. The Company is a party to several significant pending legal proceedings, and various proceedings for which we are required to advance the legal fees and expenses incurred by our former officers remain unresolved. Expenses related to our former officers decreased by $3.8 million and $12.2 million for the three months and nine months ended September 30, 2005. The three and nine months ended September 30, 2005 include a $1.2 million benefit from the resolution of a dispute over invoices for legal fees and expenses submitted for advancement by Dr. Yuen and Ms. Leung. In the absence of the resolution of the pending matters involving our former officers, our legal expenses for the remainder of 2005 are likely to increase over the levels incurred during the third quarter.

Consolidated Results of Operations

        The following table sets forth certain financial information for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Statement of Operations Data:
Revenues	$171,642	$174,004	$524,056	$545,726
Operating expenses:
Operating expenses, exclusive of expenses shown below	168,252	164,946	497,737	485,657
Lease settlement	--	--	--	(10,088)
Stock compensation	39	89	94	326
Depreciation and amortization	7,362	15,183	21,947	32,668
Impairment of intangible assets	--	131,637	--	131,637

	175,653	311,855	519,778	640,200

Operating (loss) income	(4,011)	(137,851)	4,278	(94,474)
Interest income, net	4,264	2,403	11,275	2,849
Other (expense) income, net	(346)	13,159	14	13,331

(Loss) income from continuing operations before income taxes	(93)	(122,289)	15,567	(78,294)
Income tax benefit	(51,090)	(23,946)	(26,574)	(7,705)

Income (loss) from continuing operations	50,997	(98,343)	42,141	(70,589)
Discontinued operations:
Income from discontinued operations	--	27	--	15,612
Loss on disposal of discontinued operations	--	--	--	(28,882)
Income tax expense	--	13	--	12,242

Income (loss) from discontinued operations	--	14	--	(25,512)

Net income (loss)	$50,997	$(98,329)	$42,141	$(96,101)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Other Financial Data:
Net cash provided by (used in):
Operating activities	$(19,354)	$(31,908)	$(68,039)	$392,781
Investing activities	(6,780)	7,521	(12,126)	36,040
Financing activities	1,228	(589)	5,280	(114,714)

Discussion

        For the three months ended September 30, 2005, revenues were $171.6 million, a decrease of $2.4 million as compared to the same period in 2004. The $7.9 million decrease in revenues from our Publishing Segment and $0.6 million decrease in revenues for our CE Segment, were partially offset by a $6.2 million increase in revenues from our Cable and Satellite Segment. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

        For the nine months ended September 30, 2005, revenues were $524.1 million, a decrease of $21.7 million as compared to the same period in 2004. Revenues decreased for our Publishing and CE Segments by $34.3 million and $22.7 million, respectively. These decreases were partially offset by a $35.3 million increase in revenues for our Cable and Satellite Segment. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

        For the three months ended September 30, 2005, operating expenses were $168.3 million, an increase of $3.3 million, or 2.0% compared to the same period in 2004. This increase is primarily due to $11.0 million and $7.8 million increases in expenses at our Publishing and Cable and Satellite Segments, respectively. These increases were partially offset by $5.2 million and $7.8 million decreases in legal expenses for our Corporate and CE Segments, respectively. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

        For the nine months ended September 30, 2005, operating expenses were $497.7 million, an increase of $22.2 million, or 4.7% compared to the same period in 2004. Excluding the impact of the Gemstar eBook lease settlement described below, operating expenses increased by $12.1 million or 2.5%. This increase is primarily due to a $31.2 million and $17.5 million increase in expenses at our Cable and Satellite and Publishing Segments, respectively. These increases were partially offset by $21.4 million and $16.1 million decreases in legal expenses for our CE and Corporate Segments, respectively. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

Lease Settlement

        On June 30, 2004, we settled all obligations related to the premises previously occupied by our Gemstar eBook operations. When these premises were vacated during the year ended December 31, 2002, we reserved $16.2 million to provide for the estimated net present value of future lease obligations. We paid the landlord $5.0 million in full settlement of all remaining lease obligations. We recognized the reversal of the remaining reserve of $10.1 million in operating expenses during the second quarter of 2004. This item is presented as a separate line item in the accompanying condensed consolidated statements of operations.

Depreciation and amortization

     For the three months and nine months ended September 30, 2005, depreciation and amortization was $7.4 million and $21.9 million, respectively, a decrease of $7.8 million and $10.7 million as compared to the same periods in 2004. These decreases are primarily due to impairment and a change in useful lives of computer equipment which occurred in the third quarter of 2004.

Impairment of intangible assets

        In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying values. It became apparent during the 2005 annual budgeting process that we needed to reassess our outlook for the TV Guide magazine business. This triggered an interim assessment of the fair values of TV Guide magazine’s goodwill and indefinite-lived intangible assets. With the assistance of a third-party valuation expert, we estimated the fair values of these indefinite-lived intangible assets as of September 30, 2004. As a result, we recorded an impairment charge representing the write-off of $72.2 million for goodwill and $59.4 million for publishing rights and trademarks for the three and nine month periods ended September 30, 2004.

Interest income, net

        For the three months and nine months ended September 30, 2005, net interest income was $4.3 million and $11.3 million, respectively, an increase of $1.9 million and $8.4 million as compared to the same periods in 2004. For the three months ended September 30, 2005 this increase is primarily due to higher prevailing interest rates. For the nine months ended September 30, 2005, the increase in interest income is due to the payoff of the TV Guide credit facility on April 26, 2004, and higher prevailing interest rates.

Other (expense) income, net

        Other expense, net for the three months ended September 30, 2005 was $0.3 million, a decrease of $13.5 million from other income, net of $13.2 million for the same period in 2004. For the nine months ended September 30, 2005 other income, net declined by $13.3 million compared to the same period in 2004. The decreases in other income, net for the three and nine months ended September 30, 2005 were primarily due to a $13.2 million gain on the sale of our equity investment in Youbet.com, Inc. during the third quarter of 2004.

Discontinued operations

        On March 1, 2004, we entered into an agreement with EchoStar Communications Corporation and/or certain of its subsidiaries (“EchoStar”) whereby EchoStar acquired substantially all of the operating assets and certain liabilities of our SuperStar/Netlink Group LLC, UVTV distribution services and SpaceCom Systems businesses (collectively the “SNG Businesses”) for approximately $48.0 million. In connection with the sale of the SNG Businesses, we recognized a pre-tax loss on disposal of discontinued operations of $28.9 million during the nine months ended September 30, 2004.

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

        Liabilities related to contingent matters at September 30, 2005 and December 31, 2004 were $22.5 million and $31.2 million, respectively. This decrease was due to the settlement of the litigation summarized below.

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

        Outside legal expenses were $5.0 million and $18.3 million for the three months ended September 30, 2005 and 2004, respectively and $17.1 million and $54.4 million for the nine months ended September 30, 2005 and 2004, respectively. The three and nine months ended September 30, 2005 include a $1.2 million benefit from the resolution of a dispute over invoices for legal fees and expenses submitted for advancement by Dr. Yuen and Ms. Leung. Although we have settled or otherwise resolved a certain number of legal proceedings in 2005, we are still a party to various other legal proceedings and are required to advance the legal fees and expenses incurred by our former officers in connection with the various legal proceedings in which they are involved. In the absence of the resolution of the matters involving our former officers, our legal expenses for the remainder of 2005 are likely to increase over the levels incurred during the third quarter.

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

        On July 26, 2005, the Company announced its intentions to convert TV Guide magazine from its current digest format to a full-sized full-color format beginning with the October 17, 2005 issue. Due to the significant operating losses the Company is projecting for TV Guide magazine, the Company’s effective tax rate for the year ending December 31, 2005 was estimated to be negative 387.7%. When this effective rate was applied to the Company’s income before income taxes for the three and six months ended June 30, 2005, the calculation resulted in a significant tax benefit and related deferred tax asset. Because the Company expected to recognize tax expense for the year ending December 31, 2005, the Company determined that any tax benefit resulting from this methodology was not likely to be realized in future periods. Instead of recording a benefit that is not expected to be realized, management analyzed the Company’s deferred tax assets and liabilities as of June 30, 2005 and adjusted its valuation allowance to reflect the deferred tax assets that management believes are more likely than not to be realized in future periods. The Company utilized the same approach to calculate its income tax provision for the quarter ended September 30, 2005.

        The Company’s income tax benefit for the three months ended September 30, 2005 was primarily impacted by the closure of the Internal Revenue Service (the “IRS”) audit of the Company’s 2000 and 2001 federal income tax returns. As a result of the closure of the IRS Audit, the Company will carry back capital losses to prior years and will no longer require a valuation allowance against such capital losses.

        The Company’s income tax benefit for the nine months ended September 30, 2005 was primarily impacted by the closure of the IRS audit discussed above and a valuation allowance required for a deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast Corporation (“Comcast”), which were entered into in 2004. While these advances were received during 2004, a substantial portion of these advances became taxable to the Company during 2005.

        The Company’s effective tax benefit rate on loss from continuing operations before income taxes was 19.6% for the three months ended September 30, 2004 and 9.8% for the nine months ended September 30, 2004. As described more fully in Note 4, the Company determined that the fair value of goodwill and indefinite-lived intangible assets associated with TV Guide magazine exceeded its carrying value. The goodwill impairment write-off is not deductible for tax purposes. As a result, no tax benefit was recorded in relation to the impairment charge.

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

        Assessment of the Company’s current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. The IRS is currently examining the Company’s U.S. federal tax returns for years 2002 to 2003. The ultimate resolution of the Company’s current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods. We believe that adequate reserves have been made for any adjustment that might be assessed for open years.

Segment Results of Operations

        Our businesses are organized into four groups that also represent our reportable business segments. The segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss reviewed by the chief operating decision maker. Segment information for the three months and nine months ended September 30, 2005 and 2004 is presented and reconciled to consolidated income from continuing operations before income taxes in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Publishing Segment:
Revenues	$82,723	$90,645	$249,829	$284,095

Operating expenses, exclusive of lease settlement (1)	104,029	93,066	294,912	277,384
Lease settlement	--	--	--	(10,088)

Operating expenses (1)	104,029	93,066	294,912	267,296

Adjusted EBITDA (2)	(21,306)	(2,421)	(45,083)	16,799

Cable and Satellite Segment:
Revenues	67,694	61,533	201,974	166,681
Operating expenses (1)	38,761	30,992	120,266	89,023

Adjusted EBITDA (2)	28,933	30,541	81,708	77,658

CE Licensing Segment:
Revenues	21,225	21,826	72,253	94,950
Operating expenses (1)	12,575	19,787	40,037	56,568

Adjusted EBITDA (2)	8,650	2,039	32,216	38,382

Corporate Segment:
Operating expenses (1)	12,887	21,101	42,522	62,682

Adjusted EBITDA (2)	(12,887)	(21,101)	(42,522)	(62,682)

Consolidated:
Revenues	171,642	174,004	524,056	545,726
Operating expenses (1)	168,252	164,946	497,737	475,569

Adjusted EBITDA (2)	3,390	9,058	26,319	70,157
Stock compensation	39	89	94	326
Depreciation and amortization	7,362	15,183	21,947	32,668
Impairment of intangible assets	--	131,637	--	131,637

Operating (loss) income	(4,011)	(137,851)	4,278	(94,474)
Interest income, net	4,264	2,403	11,275	2,849
Other (expense) income, net	(346)	13,159	14	13,331

(Loss) income from continuing operations before income taxes .	$(93)	$(122,289)	$15,567	$(78,294)

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.

(2)	Adjusted EBITDA is defined as operating income, excluding stock compensation, depreciation and amortization and impairment of intangible assets. We believe adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources to the industry segments.

Publishing Segment

        For the three months and nine months ended September 30, 2005, revenues for this Segment were $82.7 million and $249.8 million, respectively, a decrease of $7.9 million and $34.3 million, or 8.7% and 12.1%, compared to the same periods last year. The decrease was primarily due to decreased revenues earned by TV Guide magazine, partially offset by an increase in revenues earned by SkyMall.

        The following table shows the breakdown of revenues in the Publishing Segment by business unit for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
Publishing Segment
TV Guide magazine (1)	$59,747	$77,415	$(17,668)	(22.8)%	$194,702	$245,071	$(50,369)	(20.6)%
SkyMall	19,166	11,625	7,541	64.9%	49,232	34,199	15,033	44.0%
Inside TV (1)	1,369	--	1,369	--	(173)	--	(173)	--
TV Guide Online	2,341	1,508	833	55.2%	5,783	4,558	1,225	26.9%
Other	100	97	3	3.1%	285	267	18	6.7%

Total	$82,723	$90,645	(7,922)	(8.7)%	$249,829	$284,095	$(34,266)	(12.1)%

        (1)   TV Guide magazine and Inside TV revenues are reported net of rack costs, retail display allowances, distribution fees and initial placement order (“IPO”) fees. IPO fees are initial fees paid to retailers for front end display pocket space at check out counters.

        For the three months and nine months ended September 30, 2005, TV Guide magazine revenues decreased by $17.7 million and $50.4 million, respectively, or 22.8% and 20.6%, as compared to the same periods in 2004.

        For the three and nine months ended September 30, 2005, individually paid subscriber revenues declined by $2.9 million and $16.0 million, respectively, as compared to the same periods in the prior year. Included in individually paid subscriber revenue for the three and nine months ended September 30, 2005 is an additional $3.2 million in revenue due to the publication of two double issues. Double issues include greater content and count as two issues for subscription purposes. Prior to September 2005, TV Guide magazine had never published a double issue. The decline in individually paid subscriber revenue is the result of an aggressively priced subscription acquisition program in the first half of the year, which decreased subscription revenue per copy by 3.9% and 12.7% for the three and nine months ended September 30, 2005, respectively. Excluding the additional revenue from double issues, subscriber revenue per copy decreased by 12.4% and 15.3% for the three and nine months ended September 30, 2005, respectively. TV Guide magazine had focused on increasing its base of individually paid subscribers through various heavily discounted promotional offers through June of 2005. These deeply discounted subscriptions would take several years of increasing renewal rates to become profitable. Additionally, renewals from our higher contribution subscribers continued to decline. We believed the aggressive subscriber acquisition program was necessary to maintain our 9.0 million circulation rate base guarantee, which impacts our ad sales revenue.

        For the three months and nine months ended September 30, 2005, newsstand revenues of the weekly TV Guide magazine decreased by $5.0 million and $13.9 million, respectively, or 54.7% and 47.4%, as compared to the same periods in the prior year. This decline was primarily due to a 35.8% and 37.2% decrease in average weekly newsstand copies sold in the three months and nine months ended September 30, 2005, as compared to the same periods in 2004.

        Advertising revenues for the three months and nine months ended September 30, 2005, decreased by $9.8 million and $19.9 million, respectively, or 35.4% and 22.6%, compared to the same periods in 2004. This was primarily due to a $4.3 million and $12.5 million decrease in conventional advertising, primarily in the pharmaceutical and packaged foods categories, as compared to the same periods in the prior year. Pharmaceutical advertising has been negatively affected by the recent drug recalls and negative publicity around direct to consumer marketing by these companies. This has led some pharmaceutical companies to lower their marketplace profiles by reducing their consumer advertising activities. Pharmaceutical advertising represents the largest single category of conventional advertising for TV Guide magazine. Additionally, program advertising revenues declined by $3.8 million and $6.4 million for the three months and nine months ended September 30, 2005, as compared to the same periods in the prior year. This decrease was primarily due to a reduction in spending by the major broadcast networks.

        Given these and other trends in our major revenue sources, we made fundamental changes to our TV Guide magazine business in an effort to return it to a sustainable and profitable business model. In October 2005 TV Guide magazine debuted in a new full-sized, full-color format. The reformatted TV Guide magazine has approximately 100 full-color pages of content centered on breaking TV-related news, feature stories, TV celebrity photos, behind-the-scenes coverage and reviews and recommendations. The reformatted TV Guide magazine also features a shorter editorial cycle, enabling the magazine to be more timely and topical. The reformatted TV Guide is more family-focused, skewing towards women ages 35 to 54. We believe the reformatted TV Guide magazine is a better, more targeted product designed to yield higher subscription prices, increased newsstand sales and higher advertising CPMs.

        The reformatted TV Guide magazine’s advertising rate base was set at 3.2 million, as compared to 9.0 million for the digest format. TV Guide magazine debuted with a paid circulation of approximately 5.0 million, although we expect a significant reduction during the ensuing 12 months due to a combination of cancellations and non-renewals. We eliminated circulation sources that are less desirable to advertisers and do not make economic sense, such as sponsored sales and many agent driven subscriptions. The reformatted TV Guide magazine is published as one national edition, with either an Eastern or a Pacific time zone designation, as compared to 140 local editions for the digest format. Beginning in January 2006, the initial newsstand price is planned to be set at $1.99 as compared to $2.49 for the digest format. Until then we are using promotional pricing to drive newsstand sampling. With respect to advertising, while ad pages have been reduced, we expect to earn higher CPMs due to the revised format. For the first three issues of the reformatted TV Guide magazine we have seen a significant increase in average CPM when compared to the digest format.

        Taking into account severance costs, losses associated with the wind-down of the digest product, and the conversion costs of the new format, we project that TV Guide magazine operations (excluding Inside TV) will incur aggregate operating losses of approximately $90 million to $110 million over the 2005 and 2006 fiscal years. Included in these losses are the anticipated costs of new rack acquisitions, consumer marketing and promotion programs. For 2005, we expect to incur $55 million to $65 million in operating losses from TV Guide magazine. The majority of these losses are expected to occur in the fourth quarter of 2005. For fiscal year 2006, we expect to incur $35 million to $45 million in operating losses from TV Guide magazine. The actual amount and timing of these losses will depend upon a number of factors, including the rate of rack acquisition and the level of consumer and advertiser acceptance. We believe the reformatted TV Guide magazine will begin to contribute positively to the Publishing Segment’s adjusted EBITDA in approximately three years.

        For the three and nine months ended September 30, 2005, Inside TV had revenues of $1.4 million and $(0.2) million, respectively. Emerging Issues Task Force Issue No. 01-09: Accounting for Consideration Given by a Vendor to a Customer requires certain consideration given by a vendor to a customer to be recorded as a reduction in revenue. As a result, Inside TV revenues have been reported net of rack costs, retail display allowances, distribution fees and initial placement order (“IPO”) fees. IPO fees are initial fees paid to retailers for front end display pocket space at check out counters and amounted to $0.4 million and $3.4 million for the three and nine months ended September 30, 2005, respectively.

        Inside TV’s average newsstand sales per issue in the third quarter were approximately 144,000, including the sales of two promotional issues. Sales of these two promotional issues, which were on sale for two weeks and were priced at $0.99 (vs. a regular newsstand price of $1.99) to encourage sampling, averaged 250,000 copies. As of September 30, 2005, Inside TV is available in approximately 85,000 retail pockets and based on current commitments from retailers, we expect Inside TV to be available in approximately 100,000 pockets by year-end.

        In the third quarter Inside TV’s average weekly individually paid subscribers were 22,000. As of September 30, 2005 Inside TV’s individually paid subscribers had grown to 69,700 and continued to grow to 93,200 as of October 17, 2005. The majority of these new subscribers signed up under six month promotional offers and provide zero contribution per copy. We currently estimate Inside TV’s total circulation will grow to between 300,000 and 350,000 copies per issue by the end of 2005. With respect to advertising revenue, although not significant at this point, we believe growth in our circulation will ultimately increase our advertising revenue.

        For the nine months ended September 30, 2005, we spent approximately $24.1 million on the launch and continuing operations of Inside TV magazine. We anticipate spending approximately $6.0 million to $11.0 million on the continuing operations of Inside TV for the remainder of 2005. While we are currently looking at opportunities to reduce Inside TV’s cost structure, if we are not able to meaningfully increase our contributing circulation base over the next several months, we are likely to incur a greater investment in Inside TV’s operations in 2006 then previously anticipated.

        SkyMall’s net revenues are comprised of commissions received on the sale of merchandise sold in its in-flight catalogs or on its www.skymall.com Web site, the selling price of merchandise sold through loyalty programs, and placement fees paid by participating merchants to include their products in SkyMall’s catalog. For the three months and nine months ended September 30, 2005, revenues increased by $7.5 million and $15.0 million, respectively, or 64.9% and 44.0%, compared to the same periods in 2004. These increases were primarily due to a special marketing program producing increased sales to non-airline customers.

        As part of our overall evaluation of the strategic direction of the publishing business, we are also actively exploring a range of strategic alternatives related to our SkyMall business, including a possible sale. SkyMall has been a positive contributor to the Publishing Segment’s financial results in recent periods, but is not central to our overall long-term strategy. There can be no assurances, however, that a sale or any other particular alternative or transaction regarding SkyMall will be pursued or will occur, or on what terms.

        TV Guide Online derives revenues primarily from advertising. For the three months ended September 30, 2005, advertising revenues increased by $0.6 million or 37.1%, as compared to the same period in 2004. This increase came from both the program and conventional categories. Although our ad revenue increased, our number of unique users has declined by 10% as compared to the same period in the prior year. In order to continue our ad revenue growth, we must increase our unique user levels and have begun experimenting with paid search marketing and additional partnerships in an effort to increase traffic. In addition, beginning in the fourth quarter and continuing into 2006, we plan to roll out a program to improve our results from search engines. For the nine months ended September 30, 2005, advertising revenues increased by $1.2 million or 27.0%, as compared to the same period in 2004. This increase was facilitated by increased traffic in the first quarter and increased advertising inventory.

        For the three months ended September 30, 2005 operating expenses in this segment were $104.0 million, an increase of $11.0 million as compared to the same period in the prior year. This increase was primarily due to $10.6 million in Inside TV expenses, which did not occur in the prior year, $8.7 million in severance, obsolete paper and contract termination costs related to the wind down of the TV Guide magazine digest product, and a $5.0 million increase in SkyMall’s cost of goods sold, due to the increase in sales discussed above. These increases were partially offset by a $4.5 million decrease in printing, paper and distribution costs and a $9.1 million decrease in marketing, subscriber acquisition, billing and renewal costs at TV Guide magazine.

        Excluding the effects of the Gemstar eBook lease settlement discussed above, operating expenses in this segment for the nine months ended September 30, 2005 were $294.9 million, an increase of $17.5 million as compared to the same period in the prior year. This increase was primarily due to $23.9 million in Inside TV expenses, which did not occur in the prior year, the $8.7 million in severance, obsolete paper and contract termination costs discussed above, and a $10.2 million increase in SkyMall’s cost of goods sold, due to the increase in sales discussed above. These increases were partially offset by a $16.1 million decrease in printing, paper and distribution costs and a $9.4 million decrease in marketing, subscriber acquisition, billing and renewal costs at TV Guide magazine.

      Additional Publishing Segment Operating Statistics

	Sept. 30,	June 30,	Sept. 30,	June 30,
	2005	2005	2004	2004
	(in thousands)
TV Guide magazine circulation (1)
Newsstand (2)	282	319	440	449
Subscriptions	5,630	5,940	5,845	5,815
Sponsored/arrears	3,240	2,868	2,688	2,711

	9,152	9,127	8,973	8,975

SkyMall year-to-date enplanements (3)(4)	501,000	326,000	482,000	315,000

(1)	Average weekly paid circulation for the three months ended.
(2)	Current period numbers include an estimate for returns. Prior period numbers are updated to reflect actual returns.
(3)	Enplanements represent an estimate of the number of passengers on all flights carrying the SkyMall catalog. Fluctuations in this measure have a strong correlation with the volume of catalog orders.
(4)	Prior period estimate has been adjusted to reflect the most recent reported information.

Cable and Satellite Segment

        Effective January 1, 2005, revenues generated from our international TV Guide Channel and international TV Guide Interactive businesses, which were previously reported in Other, have been included with TV Guide Channel and TV Guide Interactive, respectively. Prior periods have been reclassified to conform to the current period presentation. For the three months and nine months ended September 30, 2005, revenues for this segment were $67.7 million and $202.0 million, respectively, an increase of $6.2 million and $35.3 million, or 10.0% and 21.2%, as compared to the same periods in 2004.

        The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
Cable and Satellite Segment:
TV Guide Channel	$28,616	$27,196	$1,420	5.2%	$93,150	$85,186	$7,964	9.3%
TV Guide Interactive	24,297	22,856	1,441	6.3%	71,055	53,821	17,234	32.0%
TVG Network	14,768	11,481	3,287	28.6%	37,721	27,674	10,047	36.3%
TV Guide Spot	13	--	13	--	48	--	48	--

Total	$67,694	$61,533	$6,161	10.0%	$201,974	$166,681	$35,293	21.2%

          For the three months ended September 30, 2005, TV Guide Channel revenues increased by $1.4 million or 5.2% as compared to the same period in the prior year. This growth was due to a $1.8 million or 8.2% increase in advertising revenue driven primarily by increased CPM’s on national ads, due to stronger programming and the Emmy Red Carpet Pre-show. In the third quarter, TV Guide Channel’s primetime national household rating, as measured by Nielsen, increased 22% as compared to the same period in the prior year. We believe our advertising revenues will continue to grow due to our efforts to increase ratings and viewership by improving the quality of our programming.

        For the nine months ended September 30, 2005, TV Guide Channel revenues increased by $8.0 million or 9.3% as compared to the same period in the prior year. This increase was primarily due to an increase in national advertising revenues, driven primarily by the increased viewership provided by the Red Carpet specials, and an increase in Infomercial revenues.

        For the three months ended September 30, 2005, TV Guide Interactive’s revenue increased by $1.4 million or 6.3%, when compared to the same period in 2004. This increase was primarily due to a $2.3 million or 11.0% increase in licensing revenue due to an increase in the number of domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid. Due to the fact that we have licensed our IPG technology to most major domestic cable and satellite providers, our future revenue growth will largely depend upon the overall growth in domestic digital cable and satellite subscribers. In addition, penetrating international markets could provide another growth opportunity.

        IPG advertising revenues for the three months ended September 30, 2005 decreased by $0.9 million or 44.6%, as compared to the same period in 2004. This decrease is due to the MSO that provided us with the majority of our advertising carriage in 2004 no longer carrying IPG advertising on the majority of its systems. Our ability to provide IPG advertising is generally at the discretion of the MSOs and DBS providers if they deploy their own IPG or a third party IPG, which is the case for the majority of subscribers for which we are paid a license fee. Our ability to increase advertising revenue in future periods is largely dependent on the development of an IPG advertising platform that is accepted by MSOs and DBS providers, advertisers and consumers.

        For the nine months ended September 30, 2005, TV Guide Interactive’s revenue increased by $17.2 million or 32.0%, when compared to the same period in 2004. This increase is attributable to a $19.1 million or 39.7% increase in licensing revenue due to our IPG technology license agreements with EchoStar, DirecTV, Comcast and Time Warner, the country’s largest MSOs and DBS providers. This increase was partially offset by a $1.9 million or 31.5% decline in IPG advertising revenue.

        For the three months and nine months ended September 30, 2005, TVG Network, our interactive cable and satellite television network focused on horseracing, increased revenues by $3.3 million and $10.0 million, respectively, or 28.6% and 36.3%, as compared to the same periods in 2004. This growth reflects increased wagering volumes for both our wagering operations and the wagering operations of our licensees. Our wagering operations and the wagering operations of our licensees have benefited from our continued growth in household distribution. As of September 30, 2005, TVG Network was available in approximately 16.0 million domestic cable and satellite homes. Additionally, TVG Network is carried on Fox Sports Net in approximately 5.0 million southern California homes for two hours or more, five days a week.

        Operating expenses in this segment were $38.8 million for the three months ended September 30, 2005, an increase of $7.8 million or 25.1%, as compared to the same period last year. The increase in operating expense was primarily due to a $4.1 million increase in programming and marketing costs associated with the Emmy Red Carpet event and other TV Guide Channel original programming. Also contributing to the increase was a $2.2 million increase in compensation and general and administrative costs at TV Guide Interactive, primarily due to an increase in our share of costs in our Guideworks, LLC joint venture and $1.4 million in expenses associated with the operations of TV Guide Spot, for which there was no comparable cost in the prior year.

        Operating expenses in this segment were $120.3 million for the nine months ended September 30, 2005, an increase of $31.2 million or 35.1%, as compared to the same period last year. The increase in operating expenses for the nine months ended September 30, 2005, were primarily due to a $13.8 million increase in programming and marketing costs associated with the Red Carpet events and other TV Guide Channel original programming, and a $1.7 million increase in TV Guide Channel compensation costs, primarily due to severance costs. Operating expenses at TVG Network also increased by $3.9 million due to increased wagering volumes and increased content and programming expenses. Also contributing to the increase was a $4.3 million increase in operating costs at TV Guide Interactive, primarily due to an increase in our share of cost in our Guideworks, LLC joint venture, as well as $3.7 million in costs associated with the launch and continuing operations of TV Guide Spot, for which there was no comparable cost in the prior year.

        For the remainder of 2005, we plan to spend approximately $5.0 million to $7.0 million more on TV Guide Channel’s new original programming and its associated marketing costs, than was spent in the comparable period in 2004. We also anticipate spending an additional $2.0 million to $3.0 million on the continuing operations of TV Guide Spot, for which there was no comparable cost in the prior year.

      Additional Cable and Satellite Segment Operating Statistics

	As of
Subscriber Data (in thousands) (1)	Sept. 30,	June 30,	Sept. 30,	June 30,
	2005	2005	2004	2004
TV Guide Channel	77,547	77,496	76,086	67,842
Cable and Satellite Technology Licenses	37,834	36,177	30,941	29,443
TVG Network	16,000	15,600	13,300	12,600

(1)    Subscriber data represents:

•	Nielsen households for the domestic TV Guide Channel
•	Cable and Satellite Technology Licenses for which we are paid, as reported by domestic cable and satellite distributors that provided their subscribers either our IPG or another party’s IPG provided under a patent license from us
•	Households for TVG Network, based primarily on information provided by distributors

Consumer Electronics Licensing Segment

        For the three months ended September 30, 2005, revenues in this Segment were $21.2 million, a decrease of $0.6 million or 2.8%, as compared to the same period in 2004. For the nine months ended September 30, 2005, revenues in this Segment were $72.3 million, a decrease of $22.7 million or 23.9%, as compared to the same period in 2004. The decrease in revenue for the nine months ended September 30, 2005 was primarily due to the absence of $19.4 million in settlements that occurred in the three months ended March 31, 2004 and DBS revenues no longer being collected from CE manufacturers of DirecTV’s set-top boxes, but instead being paid by DirecTV, and thus reported in our Cable and Satellite Segment. Excluding settlements and DBS, revenues for the nine months ended September 30, 2005 from our VCR Plus+, CE IPG and Other CE businesses were flat as compared to the same period in 2004.

        The following table shows the breakdown of revenues in the CE Licensing Segment by product (in thousands):

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
CE Licensing Segment:
VCR Plus+	$9,758	$11,165	$(1,407)	(12.6)%	$33,137	$40,343	$(7,206)	(17.9)%
CE IPG	9,620	8,522	1,098	12.9%	31,747	39,868	(8,121)	(20.4)%
DBS	--	272	(272)	(100.0)%	693	9,439	(8,746)	(92.7)%
Other	1,847	1,867	(20)	1.1%	6,676	5,300	1,376	26.0

Total	$21,225	$21,826	$(601)	(2.8)%	$72,253	$94,950	$(22,697)	(23.9)%

        Our VCR Plus+ business includes technology, marketed under the VCR Plus+ brand in North America, the G-Code brand in Asia and the Video Plus+/ShowView brand in Europe, which is incorporated in CE products. For the three months ended September 30, 2005, revenues decreased by $1.4 million or 12.6% as compared to the same period in 2004. This decline is partially due to not recognizing revenue from a major CE manufacturer whose contract expired. Although this CE manufacturer has continued to ship units this year, it has not remitted payment to us nor provided us with a units shipped report. While contract negotiations with this manufacturer are ongoing, there can be no assurance that a new agreement will be reached or on what terms. Revenue from this CE manufacturer was $0.6 million for the three months ended September 30, 2004. The remainder of this decline is primarily due to a decline in units incorporating our VCR Plus+ technology shipped by tier-one manufacturers as well as a reduction in revenue due to the technology bundling deals discussed below. The decline at these tier-one CE manufacturers was partially offset by increased revenue from manufacturers of mid to low-end digital recorders, including tier-two manufacturers who had not previously licensed this technology. We believe that increased sales by tier-two manufacturers will largely offset the decrease in units shipped incorporating our VCR Plus+ technology by tier-one manufacturers. While we believe sales of CE products containing our VCR Plus+ technology in 2005 will be slightly down, we believe VCR Plus+ revenues are likely to decrease further due to the bundling deals discussed below. Additionally, some time in the future, we anticipate consumers will demand more advanced guidance and recording technologies in digital devices as the cost of these technologies decreases. While this will likely decrease the demand for VCR Plus+, we believe this demand will increase our CE IPG revenues and offset the decrease in VCR Plus + revenues.

        For the nine months ended September 30, 2005, revenues for our VCR Plus+ business decreased by $7.2 million or 17.9% as compared to the same period in the prior year. This decline is partially due to not recognizing revenue from a major CE manufacturer whose contract has expired, as discussed above. Revenue from this CE manufacturer was $2.4 million for the nine months ended September 30, 2004. Also contributing to this decrease is a decline in units shipped that incorporated our VCR Plus+ technology as well as a reduction in revenue due to the technology bundling deals discussed below.

        Our CE IPG business includes (i) our IPG incorporated in CE products under the G-GUIDE brand in Asia, GUIDE Plus+ brand in Europe, and TV Guide On Screen brand in North America; and (ii) IPG patent licenses with third parties other than cable and satellite service providers. Revenues for our CE IPG business for the three months ended September 30, 2005 were $9.6 million, an increase of $1.1 million or 12.9% as compared to the same period in the prior year. For the three months ended September 30, 2005, revenues based on the incorporation of our IPG technology in CE products increased by $0.8 million or 20.6% as compared to the same period in the prior year. This increase was driven by increases in revenues from the incorporation of our technology in CE products sold in Japan and Europe. Our business continues to be strongest in Japan, which is where we anticipate a large percentage of our 2006 revenue growth. We also believe we will see revenue growth in 2006 from the incorporation of our IPG in products sold in Europe. We are less optimistic about the North American IPG market, which is dominated by DBS and MSO provided IPGs. While we believe in the long term prospects of the North American CE IPG market, the low take up rate for cable cards and the prevalence of alternative IPGs (generally licensed by us and recognized in the Cable and Satellite Segment) means that the prospect for growth in our North American CE IPG business is more challenging. Also included in CE IPG revenue is the continued amortization of up-front payments received under long-term patent licenses; $4.3 million for each of the three months ended September 30, 2005 and 2004.

        Revenues for our CE IPG business for the nine months ended September 30, 2005 were $31.7 million, a decrease of $8.1 million or 20.4% as compared to the same period in the prior year. This decrease was due to $14.0 million in settlements that occurred in 2004. Excluding these settlements, CE IPG revenues increased by $5.9 million or 22.7% as compared to the same period in the prior year. For the nine months ended September 30, 2005, revenues based on the incorporation of our IPG technology in CE products increased by $5.5 million or 46.7% as compared to the same period in the prior year. This increase was primarily driven by a $3.4 million and a $1.2 million increase in revenues from the incorporation of our technology in CE products sold in Japan and Europe, respectively. Also included in CE IPG revenue is the continued amortization of up-front payments received under long-term patent licenses; $12.8 million for each of the nine months ended September 30, 2005 and 2004.

        On June 1, 2005, we entered into settlement, cross-licensing and porting agreements with Scientific-Atlanta, Inc. (“SA”). Pursuant to those agreements, the parties resolved all outstanding litigation between them. Under these agreements, during a term of up to 9.5 years commencing July 1, 2005, the parties are obligated to make various payments to each other. The annual license fees due from SA to us will be calculated on a per unit basis based upon the number and type of products incorporating our technology and shipped by SA to its customers during the term, subject to annual minimum payments. Our annual license fee payments to SA will be fixed. The minimum aggregate license fees that we are entitled to receive from SA during the term will equal approximately $154 million. The aggregate payments to be made by the Company to SA during the term, based on the cross-license and porting agreements, will be approximately $89 million. The actual amount and timing of the revenue that the Company records under these agreements will depend upon the number and type of product shipments that SA reports during each year of the term. We will begin reporting revenue related to the SA agreements in the fourth quarter of 2005, when we receive the third quarter of 2005 product shipment report from SA.

        The roll out of our IPG incorporated in CE products has been slower than we originally anticipated for, among other reasons, the long lead times manufacturers need to incorporate our IPG into their products. However, this has had the unexpected benefit of continuing the life cycle for our VCR Plus+ business by a greater than expected incorporation of this technology into digital recorders. Albeit further off in the future than previously anticipated, we still expect success for our IPG with manufacturers of mid-range to high-end digital televisions, DVRs and DVD recorders, as consumers demand more advanced guidance and recording technologies in such devices. As mentioned above, we believe our growth will be led by the Japanese and European markets. We believe growth in the North American market will be slower to materialize.

        In order to encourage the incorporation of our IPG in CE products, we offered certain large CE manufacturers the opportunity to bundle both our IPG and VCR Plus+ technology at a significant discount beginning with sales reported in the first quarter of 2005. This reduced combined IPG and VCR Plus+ revenues for the three months and nine months ended September 30, 2005, by approximately $0.5 million and $2.3 million, respectively. Although in the near-term combined IPG and VCR Plus+ revenue may be reduced, we believe this will ultimately accelerate the incorporation of our IPG to our benefit.

        As a result of our agreement with DirecTV, DBS revenues are no longer collected from CE manufacturers of DirecTV’s set-top boxes, but instead are paid by DirecTV, and thus reported in our Cable and Satellite Segment, on a recurring revenue model based initially on new subscribers. As such, we no longer anticipate recognizing significant DBS revenues in the CE Licensing Segment. Additionally, revenues for nine months ended September 30, 2004 included $5.4 million in settlements.

        For the three months ended September 30, 2005, operating expenses in this segment were $12.6 million a decrease of $7.2 million or 36.5% when compared to the same period in 2004. This decrease is largely due to a $7.8 million decrease in legal expenses, primarily due to the SA settlement. We also continue to incur costs associated with the build out of our terrestrial digital infrastructure which will be needed to deliver data to our IPGs when television broadcasting moves from analog to digital in future years.

        For the nine months ended September 30, 2005, operating expenses in this segment were $40.0 million, a decrease of $16.5 million or 29.2% when compared to the same period in 2004. This decrease is largely due to a $21.4 million decrease in legal expenses, primarily due to the SA settlement. The decline in legal expenses was partially offset by a $2.9 million increase in compensation costs, primarily due to $1.8 million in severance costs and increased engineering headcount.

       Corporate Segment

        Our Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions and includes related costs such as certain litigation and insurance costs. For the three months and nine months ended September 30, 2005, corporate expenses were $12.9 million and $42.5 million, respectively, a decrease of $8.2 million and $20.2 million or 38.9% and 32.2% as compared to the same period in the prior year. The decline in corporate expenses was primarily due to a $5.2 million and $16.1 million decline in legal expenses for the three months and nine months ended September 30, 2005 as well as a $0.9 million and $2.7 million decline in insurance costs for the three and nine months ended September 30, 2005. The Company is a party to several significant pending legal proceedings, and various proceedings for which we are required to advance the legal fees and expenses incurred by our former officers remain unresolved. Expenses related to our former officers decreased by $3.8 million and $12.2 million for the three months and nine months ended September 30, 2005. The three and nine months ended September 30, 2005 include a $1.2 million benefit from the resolution of a dispute over invoices for legal fees and expenses submitted for advancement by Dr. Yuen and Ms. Leung. In the absence of the resolution of the pending matters involving our former officers, our legal expenses for the remainder of 2005 are likely to increase over the levels incurred during the third quarter.

Liquidity and Capital Resources

        As of September 30, 2005, our cash, cash equivalents and marketable securities were $494.3 million. In addition, we had restricted cash of $39.3 million maintained in segregated, interest-bearing accounts. Of this amount, $38.4 million relates to the November 2002 management and corporate governance restructuring, which is described in footnote 3, under SEC Matters.

        Net cash flows used in operating activities were $68.0 million for the nine months ended September 30, 2005 compared to cash provided of $392.8 million for the same period last year. The decrease was primarily due to us receiving a one-time $250.0 million upfront license fee from Comcast and a one-time $190.0 million upfront license fee from EchoStar, in the prior year. These license fees, less certain adjustments, were recorded as deferred revenue, and will be recognized as revenue on a straight-line basis over the term of the license agreements. We do not anticipate receiving similar one-time payments during 2005.

        For the nine months ended September 30, 2005, we spent approximately $24.1 million on the launch and continuing operations of Inside TV magazine. We anticipate spending approximately $6.0 million to $11.0 million on the continuing operations of Inside TV for the remainder of 2005. We also anticipate spending an additional $10.0 million to $15.0 million in 2006 on the continuing operations of Inside TV. While we are currently looking at opportunities to reduce Inside TV’s cost structure, if we are not able to meaningfully increase our contributing circulation base over the next several months, we are likely to incur a greater investment in Inside TV’s operations in 2006 then currently anticipated. For the nine months ended September 30, 2005, we spent approximately $3.7 million on the launch of TV Guide Spot and anticipate spending approximately $2.0 million to $3.0 million more during the remainder of 2005. We also spent approximately $13.8 million more on TV Guide Channel’s new original programming and its associated marketing in the nine months ended September 30, 2005, than we spent on programming and marketing at the TV Guide Channel in the same period in the prior year. For the remainder of 2005, we plan to spend approximately $5.0 million to $7.0 million more on TV Guide Channel’s new original programming and its associated marketing costs, than was spent in the comparable period in 2004.

        Taking into account severance costs, losses associated with the wind-down of the digest product, and the conversion costs of the new format, we project that TV Guide magazine operations (excluding Inside TV) will incur aggregate operating losses of approximately $90 million to $110 million over the 2005 and 2006 fiscal years. Included in these losses are the anticipated costs of new rack acquisitions, consumer marketing and promotion programs. For 2005, we expect to incur $55 million to $65 million in operating losses from TV Guide magazine. The majority of these losses are expected to occur in the fourth quarter of 2005. For fiscal year 2006, we expect to incur $35 million to $45 million in operating losses from TV Guide magazine. The actual amount and timing of these losses will depend upon a number of factors, including the rate of rack acquisition and the level of consumer and advertiser acceptance. We believe the reformatted TV Guide magazine will begin to contribute positively to the Publishing Segment’s adjusted EBITDA in approximately three years.

        The Company intends to pursue various strategic initiatives to better position itself to become the leading consumer brand for video guidance and enabling transactions across multiple platforms. We do not believe that the capital expenditures required for these initiatives, excluding any potential acquisitions, will have a material effect on our overall cash position. On the other hand, the Company does anticipate that these initiatives will result in incremental operating expenses, which will impact our future operating results. We are still looking at savings in other areas of the business that may offset a portion of this increase.

        Net cash flows used in investing activities were $12.1 million for the nine months ended September 30, 2005 compared to cash flows provided of $36.0 million in the same period last year. This decrease was primarily due to us receiving $48.0 million in 2004 in connection with the disposition of the SNG businesses.

        For the remainder of 2005, we plan to make capital expenditures of approximately $11.0 million to $13.0 million. This spending primarily relates to upgrades to our systems and information technology infrastructure.

        Net cash flows provided by financing activities were $5.3 million for the nine months ended September 30, 2005, compared to $114.7 million used for the same period last year. The increase was primarily due to the repayment of a bank credit facility in April 2004 in the amount of $138.4 million offset by a $21.0 million decline in proceeds from stock options exercised.

        We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in deferred revenue on the condensed consolidated balance sheets. As of September 30, 2005, current and long-term deferred revenue totaled $596.2 million. Our liability for prepaid magazine subscriptions is limited to the unearned payments in the event customers cancel their subscriptions. Our liability for other payments is limited to a refund of unearned payments in the event that we are unable to provide service. No material refunds have been paid to date. However, in conjunction with the transformation of TV Guide from its traditional digest magazine format to a full-sized full-color contemporary magazine, we anticipate refunding some subscription commitments.

        We anticipate reducing deferred revenues by approximately $85.0 million to $95.0 million in 2005 primarily from the net amortization of deferred revenue. Included in the estimate above is a $20.0 million to $25.0 million reduction in TV Guide magazine’s deferred subscription revenues due to the combined impact of the slow down in subscription commitments and refund requests.

        The Company anticipates paying approximately $80.0 million in income taxes in 2005, primarily as a result of the treatment, for tax purposes, of the payments received in 2004 from Comcast and EchoStar under IRS Revenue Procedure 2004-34. For the nine months ended September 30, 2005, the Company paid $52.5 million in income taxes. As a result of the completion of an IRS examination of the Company’s federal income tax returns for the years 2000 and 2001, the Company is entitled to a tax refund of $13.6 million plus interest. The Company expects to receive this refund in approximately the next four months. Additionally, the Company expects to file another income tax refund request by the end of 2005 for approximately $35 million, which it expects to receive in the first half of 2006. The full amount of these tax refunds are reflected in the Company’s condensed consolidated balance sheet at September 30, 2005.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the nine month period ended September 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

         We face risks arising from the transformation of our TV Guide magazine publishing business.

                Over the past several years, the operating results of our magazine publishing business have deteriorated due to significant declines in TV Guide magazine’s newsstand sales, contribution per copy, and advertising revenue. We sought to reverse such declines through a variety of different initiatives, including editorial changes and aggressive promotional offerings. However, to date, these efforts have been unsuccessful. Consequently, we have transformed our TV Guide magazine from a digest-sized, listings oriented format to a more contemporary full-sized, full-color magazine, filled with more features and photos and targeted at a younger demographic. However, several other widely circulated magazines and other media outlets seek to appeal to this market segment and there can be no assurance that the transformed magazine will appeal to or be accepted by this market segment or the advertisers who seek to reach it. Also, in pursuing this strategy, we have commissioned research and made certain assumptions about consumer and advertiser reaction but a business initiative of this scale is inherently risky and there can be no assurance that our assumptions are valid or that our circulation or advertising goals can be achieved. Additionally, we anticipate that the cost of transforming the magazine will be substantial, and that should this effort fail, the cost of pursuing other alternatives will be significant. We cannot assure you that we will be successful in transforming the magazine or that the transformed magazine or our magazine publishing business will achieve profitability.

        Inside TV may be unsuccessful and may adversely affect our financial condition and operating results.

        We launched a new magazine called Inside TV in April of 2005.  Generally, new publications require several years to achieve profitability.  We expect that Inside TV will not achieve profitability for the next few years.  Inside TV’s results to date have been below our expectations. Further, we expect start-up costs, principally promotional costs and staffing, to be significant throughout the remainder of 2005.  Inside TV is targeted principally at an audience of women in their 20‘s and 30‘s. Several other magazines and other media outlets target this market segment, and there can be no assurance that Inside TV will appeal to or be accepted by this market segment or the advertisers who seek to reach it.

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

         The market for IPG advertising may not develop.

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

        The worldwide shipment of VCRs has, and is expected to continue to decline as VCRs are replaced by digital recording devices such as DVD recorders and DVRs. Although VCR Plus+ is now being incorporated into some lower price point digital recording devices, there is no assurance that this practice will become widespread or continue. Furthermore, in order to encourage the incorporation of our IPG in CE products, we are offering certain large CE manufacturers the opportunity to bundle both our IPG and VCR Plus+ technology at a significant discount beginning with sales reported in fiscal 2005. We anticipate this could lead to a decrease in combined IPG and VCR Plus+ revenues in fiscal 2005. While we believe this will ultimately accelerate the incorporation of our IPG to our benefit, there can be no assurance that this will be the case. In addition, there can be no assurance that we will be able to renew our existing VCR Plus+ agreements as they expire, upon terms as favorable to us as those contained in prior contracts, or at all.

        We face competition in many areas and the competition could negatively impact our operating results.

        We face competition from a wide range of other companies in the communications, advertising, media, entertainment, publishing, information, Internet services, software and technology fields. The competitive environment could, among other results, require price reductions for our products and services, require increased spending on marketing and development, limit our ability to develop new products and services, limit our ability to acquire rights to produce and/or display content that is popular among our targeted audience, limit our ability to expand our customer base or even result in attrition in our customer base. Any of these occurrences could negatively impact our operating results. Many of our competitors have greater financial and human resources than we do. As a result, these competitors can compete more effectively by offering customers better pricing and other terms and conditions, including indemnifying customers against patent infringement claims. TVG Network competes for viewers with other television networks, one of which is under common ownership with several racetracks and accepts wagers from residents of more states than TVG Network accepts. In addition, TVG Network and its licensees compete for wagering revenue with other account wagering operations and industry participants.

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

        Patents of third parties may have an important bearing on our ability to offer some of our products and services. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, in the United States, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. If one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others and whether the licenses would be available or, if available, whether we would be able to obtain the licenses on commercially reasonable terms. If we were unable to obtain the licenses, we might not be able to redesign our products or services to avoid infringement. Furthermore, we provide indemnification protection to some of our CE IPG licensees and to some of our MSO and DBS provider licensees under which we may be obligated to indemnify those licensees and hold them harmless from some claims, including claims that our or their products or services infringe other parties’ patents. During the second quarter of 2005, the Company received notice of such indemnification claims from one of its licensees. The costs of investigating, defending or remedying alleged infringement could be substantial and could have a material adverse effect on our financial condition or results of operations.

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

        Revenues at TV Guide Channel consist of affiliate fees and advertising revenues; however, since the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts; we do not expect significant growth in affiliate revenues in the future. Accordingly, the results at TV Guide Channel are highly dependent upon advertising revenue. Advertising revenue at the TV Guide Channel is primarily dependent on the extent of distribution of the network, viewership ratings, such as those published by Nielsen, and continuing advertising strength in the marketplace. While TV Guide Channel has benefited, to a certain degree, from the expanded distribution that we have achieved, a significant portion of the expanded distribution has been to DBS subscribers, who did not previously have TV Guide Channel as a programming choice. To date, the viewership of TV Guide Channel in digital cable and DBS homes has been minimal. We have been investing in new programming and marketing initiatives at the TV Guide Channel with an expectation that the additional investments that we are making in programming and marketing will, in the future, result in increased viewership in both cable and DBS homes. If our viewership ratings do not improve sufficiently or we are unable to maintain broad distribution of the TV Guide Channel, our increased programming and marketing costs could have a material adverse effect on our Cable and Satellite Segment results of operations. Also, certain of the long-term agreements with MSOs for the TV Guide Channel allow for the migration to exclusively digital carriage. If the MSO elects to migrate TV Guide Channel earlier than we currently expect, the Company will experience a significant reduction of TV Guide Channel subscribers resulting in reduced license fee revenue and potentially reduced advertising revenue. We cannot assure you that we will be successful in implementing our programming and marketing initiatives, or that such initiatives will result in increased viewership ratings and advertising revenues for TV Guide Channel or that any initial increase in viewership ratings will be sustainable over time.

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

        Paper and postal price increases can materially raise our costs associated with the production and delivery of the TV Guide print products, including TV Guide magazine, Inside TV and SkyMall catalog.

        The price of paper can be a significant factor affecting TV Guide magazine’s, Inside TV’s and SkyMall’s operating performance. We do not hedge against increases in paper costs. Paper prices are increasing and if we cannot pass these costs on to our customers, the increases may have a material adverse effect on us. Postage for product distribution and direct mail solicitations is also a significant, uncontrollable expense to us.

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

        Although we have settled with the SEC regarding its investigation of the Company and we have settled most of the related shareholder and securities litigation filed against the Company, some of our former officers and directors have been named as defendants in certain of these matters. The plaintiff class in the purported class action captioned In re Gemstar-TV Guide International Securities Litigation, Case No. CV 02-2775 MRP (PLAx) has retained all of its securities fraud claims against our former CEO and former CFO. In addition, although two of the former officers and directors of the Company who were named defendants in the pending SEC civil action completed settlements with the SEC, and a third former officer has reportedly reached a proposed settlement with the Los Angeles Office of the SEC (subject to final approval from the SEC and the court), the SEC is scheduled to commence a trial against the Company’s former CEO and CFO on December 6, 2005. Further, our former CEO has entered into a plea bargain agreement with the Department of Justice (“DOJ”), which had also been conducting an investigation into allegations raised against some of the Company’s former officers and directors in the SEC investigation and the related shareholder lawsuits, and a sentencing hearing is currently scheduled to be held on December 19, 2005. The Company is generally obligated, to the extent permitted by law, to indemnify our former directors and officers who are named defendants in some of these lawsuits and investigations. In addition, we are generally obligated, to the extent permitted by law, to advance legal defense costs and expenses incurred by those individuals. Our ability to anticipate the timing and amount of those costs and expenses that will be submitted to us for advancement is limited; however, those amounts have been significant and may continue to be significant until these matters are fully resolved. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments or settlements against our indemnities that could require substantial payments by us, which could have a material adverse effect on our financial position and results of operations.

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

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2005 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2005 in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As described in “Certain Risks Affecting Business, Operating Results and Financial Condition,” we do not have a comprehensive disaster recovery plan or back-up system, or fully redundant systems for some of our critical operations, and a disaster could severely damage our operations. We are currently developing such a plan and expect to make incremental progress in implementing business continuity and disaster recovery plans in 2005.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Note 3 to the Condensed Consolidated Financial Statements—Unaudited is incorporated herein by reference.

ITEM 6.      EXHIBITS

Exhibits
10.1	Amendment to Employment Agreement between Gemstar-TV Guide International, Inc. and Stephen H. Kay dated September 13, 2005 (Incorporated by reference to Gemstar's Form 8-K filed on September 15, 2005).
10.2	Form of Notice to Executive Officers regarding Acceleration of Vesting of “Underwater” Options (Incorporated by reference to Gemstar’s Form 8-K filed on August 12, 2005).
31.1	CEO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002)
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2005	GEMSTAR-TV GUIDE INTERNATIONAL, INC. (Registrant) By: /s/ Brian D. Urban ———————————— Brian D. Urban Chief Financial Officer (Principal Financial Officer)