Form 10-K
period 2005-12-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2006-03-08
CIK 923282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(as defined in Rule 12b-2 of the Act). Large Accelerated Filer ☒ Accelerated Filer  ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 1, 2006, there were 426,176,226 shares of the registrant’s common stock outstanding. As of June 30, 2005, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $0.9 billion, based on the closing sale price of $3.59 per share as reported by the Nasdaq Stock Market on such date. Shares of common stock held by officers, directors, and any stockholder whose ownership exceeds 5%, have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement related to the 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS.

Overview

Gemstar-TV Guide International, Inc. (“Gemstar” or the “Company) is a media, entertainment and technology company that develops, licenses, markets and distributes products and services targeted at the television guidance and home entertainment needs of TV viewers worldwide.

As a company focused on video guidance in an increasingly complex media environment, there exists a significant market opportunity for Gemstar-TV Guide. The advent of the digital age has been accompanied by an explosion of content choices and means of video distribution. Our guidance mission has evolved as the need for video guidance has expanded beyond simply informing consumers as to what’s on and when. Today, consumers need more advanced tools to help them navigate through this complexity, organize their choices and maximize their enjoyment of the diverse entertainment offerings available to them. Our goal is to not only be the leading provider of video guidance across multiple media platforms, but also to enable consumers to enhance their personal entertainment experience through the use of our cross-platform products and services. Rich in unique content and utility, these products and services are built on the foundation of our five key unique assets: our brand, data, content, intellectual property and distribution.

We believe a cross-platform approach to new technology and product development is a key to our success. Our corporate vision focuses not only on today’s traditional media platforms, but addresses the expanding universe of future platforms including mobile phones, broadband and video-on-demand. To that end, we have recently established a cross-platform product development and technology group to better integrate our product development activities across the company. With this effort, we plan to enhance our products and services by having our technology, content and brand flow more seamlessly across each of our platforms, and thus offering a more compelling and relevant guidance experience for consumers.

To insure we pursue our vision as effectively as possible, we are investing in our technological and operational infrastructure by, among other things, creating and optimizing a set of centralized resources and systems. We are also focused on revitalizing our trusted and iconic TV Guide brand. We recognize our brand needs to evolve to become more relevant to today’s consumers, and we are actively engaged in that effort. Additionally, we will continue to consider opportunities for acquisitions and partnerships to support our technology, product, distribution, and content development efforts.

Business Segments

We are organized into four groups that also represent our reportable business segments. The segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses. Our four business segments are: Publishing; Cable and Satellite; Consumer Electronic Licensing; and Corporate. See Note 14—Segment and Geographical Information of the Notes to the Consolidated Financial Statements for financial information regarding segment reporting.

Publishing Segment

Our Publishing Segment consists of TV Guide magazine, TV Guide Online (www.tvguide.com), and TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups.

Due to ongoing changes in the television landscape as well as changes in consumer behavior and demand for a more contemporary product, the digest-format TV Guide magazine experienced significant declines in its major revenue sources in recent years. As a result, we made fundamental changes to the magazine in an effort to return it to a sustainable and profitable business model. In October 2005, TV Guide magazine debuted in a new full-sized, full-color format. The reformatted TV Guide magazine’s content is centered on breaking TV-related news, feature stories, TV celebrity photos, behind-the-scenes coverage and reviews and recommendations. The reformatted TV Guide is family-focused and targeted towards women ages 35 to 54. The magazine is published as one national edition, with either an Eastern/Central or a Pacific time zone designation, as compared to approximately 140 local editions for the digest format. Also, the reformatted TV Guide magazine is produced with a shorter editorial cycle, enabling the magazine to be more timely and topical. The newsstand cover price is currently $1.99 as compared to $2.49 for the digest format.

TV Guide magazine’s rate base, the volume of circulation guaranteed to advertisers, was 3.2 million as of December 31, 2005, as compared to 9.0 million for the digest format at December 31, 2004 and December 31, 2003. We reduced the guaranteed rate base primarily in order to eliminate circulation sources that do not make economic sense for the reformatted magazine, such as sponsored sales and many agent driven subscriptions. From its launch to December 31, 2005, the reformatted TV Guide magazine has averaged weekly circulation of approximately 4.9 million, including 420,000 units from single copy newsstand sales. We expect that our average weekly total circulation will decline to our 3.2 million advertising rate base by the end of 2006, as we continue our focus on eliminating low and negative contribution subscribers.

TV Guide magazine sells advertising principally through an internal advertising sales force. We receive advertising revenue from both traditional program advertising and conventional advertisers. Over the past several years, the major broadcasters have cut their promotional budgets, shifted their advertising spending and decreased advertising in national magazines. As TV Guide magazine has historically been the largest recipient of program advertising, this change in behavior has adversely affected TV Guide magazine’s advertising revenue.

Our new business plan calls for charging a higher CPM against a reduced number of ad pages in the reformatted TV Guide magazine. We believe the full-sized and full-color TV Guide magazine is positioned to attract a more diverse base of advertisers than the digest. Since its launch, the full-sized TV Guide magazine has attracted advertising campaigns from marquee advertisers, such as Sony, Discover Card, ESPN, Ford and Duracell, among others.

TV Guide magazine revenues accounted for approximately 38%, 47% and 56% of our consolidated revenues in the years ended December 31, 2005, 2004 and 2003, respectively. Due to the planned reduction in paid circulation volume, a primary driver of circulation and advertising revenues, we expect TV Guide magazine to represent a smaller percentage of our consolidated revenues on a going-forward basis.

The printing of TV Guide magazine is outsourced to four independent commercial printers located in six locations throughout the United States. We believe there is an adequate supply of alternative printing services available to publish the magazine at competitive prices should the need arise. The principal raw material used in the publication of the magazine is paper. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions. We do not hedge against increases in paper costs. Significant increases in the price of coated paper could have a material adverse effect on TV Guide magazine’s operating performance. Postage for product distribution, billings, renewals, and direct mail solicitations is also a significant expense to TV Guide magazine and a material increase in postage prices would adversely affect the magazine’s operating performance. TV Guide magazine uses a leading outside company to manage newsstand distribution through a limited number of wholesalers as well as a vast network of retail chains.

TV Guide Online (www.tvguide.com) is an entertainment Web site with more than 8.7 million registered users. TV Guide Online offers localized listings, special features and voting capability on television and movie related subjects, and also conducts electronic commerce. In February 2006 we launched our new TV Guide Online search service. This TV search engine provides consumers with a uniquely comprehensive experience by fully integrating online video with the breadth and depth of TV Guide’s database of listings, show and episode descriptions, news, reviewers, ratings, podcasts, TV Guide magazine covers, and other contextual information, as well as video clips from certain networks. In 2006 we intend to continue expanding TV Guide Online’s offerings. We will be launching a community feature which allows users to communicate about their favorite shows and our editorial talent to interact with users much more frequently via blogs. We also plan to add over 10,000 photos to the site this year and are now broadcasting live video from the TV Guide Channel’s coverage of major media events such as the Emmy awards, Grammy awards and Academy awards.

TV Guide Online generates the majority of its revenues from advertising, which has grown steadily over the past three years from $4.2 million in 2003, to $6.3 million in 2004, and $7.9 million in 2005. TV Guide Online is integrated with our other branded products and services and is a source of new subscription orders for TV Guide magazine.

Cable and Satellite

Our Cable and Satellite Segment offers technologies and services to consumers and service providers in the cable and satellite industry. The Cable and Satellite Segment includes the operations of TV Guide Channel, TV Guide Interactive, TVG Network, TV Guide Spot and TV Guide Mobile.

TV Guide Channel is an entertainment network that offers television guidance-related programming as well as program listings and descriptions. TV Guide Channel offers multiple system operators (“MSOs”) and digital broadcast satellite (“DBS”) providers a customized and localized television network, continuously delivering updated entertainment information that promotes the provider’s networks and services.

TV Guide Channel is typically included in a basic or expanded basic viewing package offered by television programming distributors to their subscribers, and is usually available in both analog and digital channel lineups. Subscribers do not need additional equipment to receive the network. Generally, the screen for TV Guide Channel is divided into two components which provide viewers an entertaining and easy guide to what’s on TV. The lower portion of the screen contains a scrolling program guide, which is color-coded by genre and displays updated local program listings information. This customized text portion of the screen contains viewing times, channel numbers, network identification, program titles, weather, movie descriptions, program ratings and ordering instructions for pay-per-view and, where available, video on demand (“VOD”) services, for over 2,500 unique channel lineups in the United States, Puerto Rico, and the US Virgin Islands. The upper portion of the screen contains original programming dedicated to the world of television and offers compelling celebrity interviews, talk shows, television news and previews, behind-the-scenes specials, and comprehensive coverage of industry award shows. As of December 31, 2005, TV Guide Channel was distributed to 77.4 million households as measured by Nielsen Media Research (“Nielsen”).

TV Guide Channel revenues have accounted for approximately 21%, 17% and 16% of our consolidated revenues in the years ended December 31, 2005, 2004 and 2003, respectively. Revenues at TV Guide Channel consist primarily of affiliate fees and advertising revenue. As the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts, our future growth is highly dependent on advertising revenue. In 2005 the TV Guide Channel significantly increased its level of investment in new programming and marketing initiatives. This investment in programming and marketing led to a 10% increase in the TV Guide Channel’s primetime (8pm – 11pm) national household rating, as measured by Nielsen, when compared to 2004. In 2006, the TV Guide Channel will continue to increase its level of investment in programming and marketing initiatives with an expectation that the additional investments will result in increased viewership and advertising revenue.

TV Guide Interactive licenses technologies and services related to television Interactive Program Guides (“IPGs”), to MSO and DBS providers primarily in the United States. For those operators that distribute a TV Guide Interactive IPG (“TVGI IPG”), we also offer them operational support, content and data. Our licensees enter into either service agreements to deploy TVGI IPGs or agreements to license our technologies with the option to deploy our TVGI IPGs, their own IPG or a third party IPG. An IPG is an on-screen listing of television program information with interactive functions that enable viewers to navigate through, sort, select and schedule television programming for viewing and recording. We believe that interactive television guidance technology is quickly becoming a must-have tool for television viewers bombarded with an increasing number of programming choices, an increasing number of digital cable and satellite television channels, and VOD services. We also believe that IPGs will become an entry point for consumers to avail themselves of a range of new services and content that will be available on television screens. Our TVGI IPGs allow service providers to customize certain elements of IPGs for their subscribers and also allow these providers to upgrade over time the features and services they can offer to their subscribers. Our IPGs are compatible with service providers’ subscription management, pay-per-view and VOD services. Our IPGs also allow service providers to provide their viewers with current and future program information. We have license and distribution agreements with the majority of the domestic MSO and DBS providers, including Adelphia Communications, Charter Communications, Comcast Corporation (“Comcast”), Time Warner Cable, DirecTV and EchoStar Communications Corporation. As a result, as of December 31, 2005, over 39.4 million subscribers receive either a TVGI IPG or another party’s IPG provided under a patent license for which we are paid. The majority of subscribers for which we are paid a license fee are receiving an IPG from the operator pursuant to a patent licensee between us and the operator (“TV Guide Licensed Third Party IPG”).

In January 2006, we entered into a service agreement with Cox Communications to deploy our TVGI IPGs in the future. We anticipate recognizing revenue from the deployment of TVGI IPGs pursuant to this service agreement beginning in the second half of 2007.

We also offer advertising on our TVGI IPGs. Marketers can advertise through a variety of display formats incorporated into the guide screens. Advertisements can display additional text information and/or ad copy when clicked on via the remote control. Ads for television programming can link directly to a TV channel or allow consumers to program a recording or a reminder. Advertisers can target specific audiences by airing ads at certain times of the day, or target by viewers’ programming preferences (e.g., movies, sports or children) in the respective search screens of the IPG. The provision of IPG advertising is generally at the discretion of the MSO and DBS providers if they deploy their own IPG or a third party IPG. Our agreements with MSO and DBS providers require the sharing of advertising revenue from certain IPG advertising on their systems.

TV Guide Interactive revenues have accounted for approximately 16%, 11% and 4% of our consolidated revenues in the years ended December 31, 2005, 2004 and 2003, respectively.

On March 31, 2004, the Company and Comcast formed a joint venture, Guideworks LLC (“Guideworks”), to develop IPGs for the cable industry using the existing TVGI IPG software as the basis for development. We transferred our TVGI IPG research and development employees to the venture, as well as certain intellectual property rights and development tools. We own 49% of the joint venture and Comcast owns 51%, with Comcast serving as the managing member. Comcast has the right to use the joint development products in connection with products and services Comcast offers across its digital subscriber base. We have the exclusive right to distribute the joint development products in connection with products and services we offer to other multichannel video programming distributors. Guideworks also provides development support for our existing and future IPG licensees.

In the second quarter of 2005, we launched TV Guide Spot, a new on-demand service designed to entertain consumers while helping them navigate their ever-expanding programming choices. TV Guide Spot features short-form, originally-produced entertainment programs that guide consumers to the most compelling fare on TV each week. TV Guide Spot is now available to approximately 15.4 million Comcast, Insight and Time Warner digital cable subscribers. TV Guide Spot is also available to broadband users on tvguide.com and to TiVo subscribers with stand-alone set-top boxes. TV Guide Spot will also be available to Cox Communications and Adelphia digital cable subscribers in 2006.

In the fourth quarter of 2005, we formed TV Guide Mobile Entertainment, a new business unit focused on distributing our content and technology on mobile devices, including video enabled cell phones and personal digital assistants. As part of this effort, in the fourth quarter of 2005 we announced the availability of TV Guide Mobile, a new television listings and content service for smartphones and Windows Mobile devices. In 2006, we intend to expand the distribution of TV Guide Mobile and other technology and content offerings to include mass-market feature phones and video-capable devices.

TVG Network, is a sports entertainment television network that combines live horse racing from many of the premier horse racetracks in the United States and other countries with the convenience of interactive wagering from home. In addition to live racing, the television programming also features commentary, race analysis and interviews with the sport’s newsmakers, handicapping tutorials, and originally-produced programming for racing’s major events. TVG Network, which is 94.5% owned by the Company, delivers racing content and accepts state-licensed pari-mutuel account wagers on races from horse racetracks in return for a fee based on a percentage of gross pari-mutuel wagering by TVG Network customers.

TVG Network is an exclusive marketing partner of the National Thoroughbred Racing Association and has exclusive agreements for television and interactive wagering with the following horse racetracks: Aqueduct, Arlington Park, Belmont Park, Calder, Churchill Downs, Del Mar, Ellis Park, Emerald Downs, Fair Grounds, Fairplex Park, Hollywood Park, Hoosier Park, Keeneland, Kentucky Downs, Los Alamitos, Oak Tree at Santa Anita, Ruidoso Downs, Saratoga Raceway, Saratoga Race Course, Turf Paradise and Turfway Park. TVG Network currently maintains wagering accounts for residents of the following states: California, Idaho, Kentucky, Louisiana, Maryland, Massachusetts, North Dakota, Ohio, Oregon, Virginia, Washington and Wyoming. TVG Network customers may wager on horse races through the Internet, by phone, and where available, through set-top remote control.

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

TVG Network also earns revenue from traditional advertising sales and direct response advertising sales from its growing television distribution. As of December 31, 2005, TVG Network was available in 18.0 million U.S. households. With the continued development of TVG Network distribution in major racing markets and the expansion of markets from which accounts are accepted, we believe that increased fee revenue, network advertising, merchandising and interactive advertising opportunities may become available.

TVG Network is a growing business in which we have made a substantial investment. Future growth in the business will depend on the legislative and regulatory environment on both Federal and state levels, the continued expansion of its distribution and the integration of interactive wagering technologies for online and interactive television applications.

TVG Network experiences fluctuations in gaming and licensing revenue due to the seasonal nature of horse racing. TVG Network’s wagering and licensing revenue tend to be highest during the second and third quarter.

Consumer Electronic Licensing

Our CE Licensing Segment licenses the Company’s proprietary technologies and intellectual property to CE manufacturers and recognizes limited advertising revenues related to IPGs incorporated in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Asia. Its

IPGs are marketed under the TV Guide On Screen brand in North America, under the G-GUIDE brand in Asia and under the GUIDE Plus+ brand in Europe. We have also licensed our IPG patents to manufacturers of set-top boxes for the DBS and MSO industries, and continue to license certain IPG patents to interactive television providers and program listing providers in the online, personal computer and other non-television businesses. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and litigation related to the extension, enforcement and defense of patent claims.

Our licensees include Hitachi, JVC, LG, Matsushita (Panasonic), Mitsubishi, Motorola, Philips, Pioneer, Samsung, Scientific-Atlanta, Sharp, Sony, Thomson, TiVo, Toshiba and others. Generally, our agreements with CE manufacturers enable them to incorporate our technology into specified products in certain territories provided we receive license fees based on the number of units produced and shipped that incorporate our technology. Our CE Segment does not receive a license fee on set-top boxes that are manufactured by our CE licensees for a MSO or DBS provider where that provider has also licensed our IPG technology through our Cable and Satellite Segment.

Our VCR Plus+ (ShowView/Video Plus+ in Europe and G-Code in Asia) technology has become the industry standard for setting the recording of television programming and is adopted by virtually every major consumer electronics manufacturer. VCR Plus+ is offered internationally in more than 30 countries. It is incorporated into VCRs and digital devices such as low priced DVRs, DVD recorders and DVD-HDD products and enables consumers to record a television program by simply entering a proprietary one to eight-digit PlusCode number into the device via a remote control unit.

PlusCode numbers are generated through a patented process developed by us and are printed next to television listings in over 1,400 newspapers and program guides worldwide. The PlusCode numbers are found in publications with a combined circulation of over 270 million, including the New York Times, the Los Angeles Times, the Asahi Shimbun (Japan), the Sun (U.K.), the Daily Mirror (U.K.) and the Oriental Daily News (Hong Kong). In North America, we pay an agency to manage, collect and remit payments from owners of newspapers and magazines that publish our PlusCode numbers. We also license our PlusCode numbers to a data company that bundles the codes with other data sold to owners of newspapers and magazines. In Europe, Australia, New Zealand and Asia (other than Japan), we directly handle our PlusCode publication contracts and manage and collect the fees under those contracts. In Japan, the sale of PlusCode numbers is handled by an unrelated third-party company called Gemstar Japan.

TV Guide On Screen (Guide Plus+ in Europe and G-Guide in Japan) is an IPG incorporated in CE products, including mid to high-end plasma, DLP and LCD televisions and DVD recorder based products. The guide offers interactive on-screen program listings that enable viewers to quickly and easily navigate, sort, select, and schedule television programming for viewing and recording, all with simple remote control commands. TV Guide On Screen’s patented technology delivers continuously updated multi-day program listings to users, regardless of whether they receive their television signal via cable or over-the-air broadcast. TV Guide On Screen works by simply plugging in the television or recording device and activating the guide through a simple set-up process. The guide requires no subscription or special data input connection.

TV Guide On Screen (Guide Plus+ in Europe and G-Guide in Japan) was incorporated in approximately 198 new CE products in 2005. In 2006 we believe our growth will be led by the Japanese and European markets. The North American IPG market is dominated by DBS and MSO provided IPGs. While we believe in the long-term prospects of the North American CE IPG market, the low take up rate for cable cards and the prevalence of alternative IPGs (generally licensed by us and recognized in the Cable and Satellite Segment) means that growth in our North American CE IPG business will be slower to materialize.

In order to encourage the incorporation of our IPG in CE products, we offered certain large CE manufacturers the opportunity to bundle both our IPG and VCR Plus+ technology at a significant discount, beginning with sales reported in fiscal 2005. Although this reduced combined IPG and VCR+ Plus revenue in 2005, we believe this will ultimately accelerate the incorporation of our IPG technology to our benefit.

In Japan, we have a joint venture known as Interactive Program Guide Inc. (“IPG JV”) with Dentsu Inc. and Tokyo News Service Limited. IPG JV is the exclusive provider of program listings and advertising to IPGs licensed by us in Japan. The IPG JV markets this IPG service in Japan under the name G-Guide. We retain the right to license our technology and intellectual property to third parties in Japan who will receive program listings and advertising from the IPG JV, and we retain all rights to the revenue from such licenses. In the Japanese market we have entered into licensing agreements with CE manufacturers and other third parties for televisions, digital recorders, personal computers and cell phones that are enabled to receive the G-Guide service. We own 46.25% of the outstanding shares of the IPG JV and have certain contractual rights with respect to the ongoing management of the IPG JV.

In the United States and Canada, we use the VBI, or vertical blanking interval, in the analog television signals and/or its digital equivalent in the digital signals of the local affiliates of major broadcast networks such as PBS (through National Datacast), ABC,

CBS, NBC, Fox and national cable networks to supply program listing information to our IPGs incorporated in CE products. Norpak Corporation, a majority-owned Canadian subsidiary of the Company and developer of television-based data transmission systems and interactive on-line information systems, manufactures and supplies us with the VBI insertion equipment. We use a variety of terrestrial, satellite and broadband Internet transmission means to deliver listings data to our IPGs incorporated in CE products internationally. We are currently rolling out digital infrastructure in all regions to support the future generations of products from our manufacturing partners.

License revenue from our VCR Plus+ and TV Guide On Screen services experience fluctuations due to the seasonality of CE shipments. Shipments of CE products tend to be higher in the second and fourth calendar quarters and also vary by region. We recognize revenues associated with our technology incorporated in these CE products when the shipments are reported to us, which is normally the quarter immediately following that of actual shipment by the licensee. In addition, manufacturer shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. As a result, we may experience variability in our licensing revenues on a quarterly or annual basis.

Corporate

Our Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation (excluding amounts relating to cases involving the enforcement or defense of patent claims which are included in the CE Segment) and insurance costs.

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

Our technology and intellectual properties have been licensed to significant CE manufacturers, MSOs and DBS providers. We currently market IPGs under brands that include TV Guide On Screen, GUIDE Plus+, G-GUIDE, TV Guide Interactive and i-Guide. We currently have over 290 issued U.S. patents in the general area of audio-visual technologies with more than 8,500 claims, and over 850 issued foreign patents. Each of our issued patents will expire at a different time based on the particular filing date or issue date of that respective patent, with expiration dates as late as 2023. We continue to actively pursue a worldwide intellectual property program and currently have approximately 250 U.S. and 600 foreign patent applications pending.

We hold extensive trademark and service mark registrations throughout the world and have multiple trademark and service mark applications pending for a variety of marks. Marks for which we have registrations or applications to register in the United States or foreign countries include TV Guide, TV Guide Interactive, TV Guide Mobile, TV Guide Channel, TV Guide On Screen, (GUIDE Plus+ in Europe and G-GUIDE in Asia), VCR Plus+ (VIDEO Plus+, ShowView and G-CODE in Europe and Asia), PlusCode, Gemstar, TV Guide Online and TVG.

We hold various domain names relating to our trademarks and service marks including gemstar.com, tvguide.com, gemstartvguide.com, tvgnetwork.com and tvg.com.

Competition

Our technologies, products, services, content and data compete with those of other companies. Many of our present and potential competitors have, or may have, substantially greater resources than ours to devote to further technological and new product developments. We believe that we will compete effectively based primarily on the originality of our concepts, the speed with which we can introduce such concepts to the market, the uniqueness of our designs, the breadth of our content and data, the focus of our business approach, the strength of our intellectual property portfolio, the extensiveness of our business relationships, the quality and innovation of our technologies and our ability to identify and meet consumer needs.

Interactive Program Guides

Competition in the market for the delivery of television program schedule information is intense. There are a number of companies that produce and market IPGs as well as television schedule information in various other formats, and that compete or will compete with our IPG products and services. These alternative formats currently include traditional printed television guides (including our own TV Guide magazine), as well as passive and interactive on-screen electronic guide services, online listings, printed television guides in newspapers and weekly publications, and local cable television guides, many of which are similar to other products or services of the Company. Many of our competitors, and potential competitors, are larger, more established companies with greater resources.

Improvements in software porting and in software substitutability, together with government mandated introduction of an Open Cable Applications Platform, will increasingly permit the creation of new guides and their quick placement in set-top boxes—both those purchased or leased from MSO and DBS providers and those purchased at retail. We intend to modify and improve our technology to be competitive on these new platforms.

Many of our competitors and other companies and individuals have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by us. We are currently developing a variety of enhancements to our IPGs. We cannot assure that any enhancements developed by us would not be found to infringe patents that are currently held or may be issued to others. Patents of third parties may have an important bearing on our ability to offer certain products and services. There can be no assurance that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. In addition, we may be required to defend ourselves or certain of our licensees against claims of infringement by third parties. We cannot assess the extent to which we may be required in the future to defend our products and services or those of our licensees or to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we were unable to obtain such licenses, we may not be able to redesign our products or services to avoid infringement.

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

TV Guide Magazine

Given its increased editorial focus on guidance, as opposed to listings, the reformatted TV Guide magazine competes with general entertainment and other magazines at newsstand and for subscribers. TV Guide magazine also competes with magazines and other forms of media for marketers’ advertising spend.

As a source of listing information, TV Guide magazine competes with television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; and electronic, interactive and online programming guides, including our own interactive and Internet program listings guide services.

TV Guide Channel

TV Guide Channel’s viewership is primarily analog cable homes, where scroll data is still utilized for guidance. In DBS and digital cable households, which have many more channels and generally use an IPG for listings information, there has historically been little viewership. We continue to invest in original programming, including programming revolving around various entertainment awards shows. We believe, by focusing on programming celebrating television we can draw an audience beyond those that currently tune in solely for television program listings. This means we will compete with general entertainment channels for television viewership and marketers’ advertising spend. Our future success in DBS and digital households is dependant on programming success.

As a source of listing information, TV Guide Channel has the following primary sources of competition: television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; and electronic, interactive and online programming guides; including our own interactive and Internet program listings guide services. TV Guide Channel also faces competition from cable television operators who may wish to launch their own programming guide channels.

TV Guide Channel also competes with other networks for limited analog cable television system channel slots. The competition for channel slots has increased, and we believe will continue to increase, as programming distributors recapture analog channels to launch digital services. To date, the impact of channel recapture has not been significant to TV Guide Channel.

TV Guide Online

TV Guide Online competes with general entertainment Web sites for visitors. TV Guide Online also competes with general entertainment Web sites and other forms of media for marketers’ advertising spend. Certain new initiatives, including a television focused search engine, will compete with established online search providers who may have an inherent advantage in terms of their online brand recognition and current traffic.

As a source of listing information, TV Guide Online has the following primary sources of competition: other programming listing services available on the Internet; electronic, interactive and online programming guides, including our own interactive program guide, television listings included in local and national newspapers, as well as free supplements in Sunday newspapers and niche cable-guide publications.

TVG Network

TVG Network has competitors in television and pari-mutuel account wagering. In the national television area, TVG Network competes with HRTV, a subsidiary of Magna Entertainment Corporation (“MEC”). MEC also owns and operates racetracks in the United States and abroad. In the area of pari-mutuel account wagering, TVG Network’s primary competitors are Xpressbet, also a subsidiary of MEC, Youbet.com, Inc., America TAB, Ltd., Greenwood Racing, Inc. (also known as OneClickBetting) and various offshore entities. TVG Network is party to agreements with Youbet.com, Inc. and America TAB, Ltd. pursuant to which it receives royalties in exchange for licenses to certain of its intellectual property and sublicenses to certain of its audiovisual and pari-mutuel account wagering rights for content from various horse racetracks. While we believe that TVG Network is in a strong competitive position with its television distribution agreements, intellectual property portfolio and racetrack content agreements, there may be competitors with additional strengths that are unknown to us.

In addition, TVG Network competes with other networks for bandwidth on cable television systems. The competition for channel space has increased, and we believe will continue to increase as programming distributors increase deployment of advanced digital services such as high definition (“HD”) television, voice over Internet protocol (“VoIP”) and video-on-demand.

Research and Development

The market for our products and services is subject to rapid and significant changes in technology and frequent new service and product introductions. We believe that one of the keys to our future success will be our ability to develop new technologies, enhance our existing technologies and to introduce products and services using such new technologies on a competitive basis. Accordingly, we will continue to engage in significant research and development activities. Our expenses for research and development in 2005, 2004 and 2003 were $31.6 million, $25.7 million and $27.0 million, respectively. Our expenses in 2005 and 2004 include our 49% share of Guideworks’ research and development expenses (See Note 1 to the Consolidated Financial Statements). As we are not the managing member of Guideworks, we have limited ability to direct Guideworks research and development efforts and cannot assure that any technology developed will meet our commercial needs. We cannot assure, that we will successfully complete the development of any future technology. There is also no assurance that this technology, even if fully developed, could be incorporated in our products and services or in products of third parties. Any significant delay or failure to develop new or enhanced technology could have a material adverse effect on us.

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

Compatibility Between Cable Systems and Consumer Electronic Equipment

On September 10, 2003, the FCC adopted regulations implementing an agreement between cable MSOs and CE manufacturers to facilitate the retail availability of unidirectional “plug and play” digital televisions and other digital devices that connect directly to cable systems and receive one-way digital services without the need for a set-top box. The parties have begun negotiations on a bi-directional “plug-and-play” agreement, which would allow interactive services to be provided on digital televisions and other digital devices without the need for a set-top box. In March 2005, the FCC extended to July 1, 2007 a deadline under which multichannel video program distributors (except DBS providers) must phase out consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions. The FCC has indicated that it may eliminate this separation requirement altogether if the cable and CE industries successfully negotiate a bi-directional “plug-and-play” agreement. Such an agreement could affect demand for IPGs incorporated into set-top boxes or CE devices, such as TV Guide Interactive and our CE IPGs.

Pari-Mutuel Wagering

TVG Network derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. As such, the gaming activities of TVG Network are extensively regulated. TVG Network’s pari-mutuel account wagering operations are located in Oregon and operated pursuant to a license granted by the Oregon Racing Commission. Operations must be in compliance with Oregon law and regulations. Additionally, TVG is licensed and regulated in several other jurisdictions, including California. California is a significant market for TVG’s pari-mutuel wagering activities. From time to time, the California Horse Racing Board has considered various proposals that, if enacted, would detrimentally impact the revenue that TVG derives from the California market or otherwise adversely impact TVG’s business model. TVG must also comply with the applicable provisions of the Federal Interstate Horseracing Act (15 U.S.C. Sections 3001-3007 et. seq.). Adverse changes in the political climate, new legislation or regulatory activity could harm our business. Members of Congress and state legislatures frequently introduce bills that would prohibit or severely restrict off-track interstate pari-mutuel wagering. The enactment of any such legislation at the federal level, or in any state from which we derive significant wagering revenues, could have a material adverse impact on our business. In addition, from time to time, payment systems have, on behalf of its member financial institutions, taken actions to limit the use of credit cards and debit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations. Although such efforts to restrict payment mechanisms may not be targeted at the lawful activity of licensed operations such as TVG Network, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects.

Geographical Information

Information regarding our operations by geographical area is contained in Note 14, “Segment and Geographical Information,” to Consolidated Financial Statements.

Employees

As of December 31, 2005, we employed 1,780 individuals, of whom 154 were employed outside the United States.

Executive Officers of the Registrant

The current executive officers of the Company are as follows (the ages shown are as of March 8, 2006):

Name and Age	Position
Anthea Disney (61) Chairman of the Board of Directors	Ms. Disney has served as Chairman of the Board of Directors since December 2004. Ms. Disney is Executive Vice President for Content at News Corporation. She is also a member of News Corporation’s Executive Management Committee. Prior to that, Ms. Disney held various roles including Chairman and Chief Executive Officer of TV Guide, Inc. and President and Chief Executive Officer of HarperCollins Publishers, a position she held since March 1996. Ms. Disney joined News Corporation in 1990. Ms. Disney is currently a director of HSBC Holdings North America, Inc.

Richard Battista (41) Chief Executive Officer and Acting Chief Financial Officer	Mr. Battista has been a director and Chief Executive Officer of the Company since December 2004. Prior to joining the Company, Mr. Battista was Executive Vice President, Business Development and Strategy for the Fox Entertainment Group, Inc. (“Fox”) from April 2004 to December 2004, Executive Vice President Fox Networks Group from January 2003 to April 2004 and Executive Vice President of Fox Television from April 2001 to January 2003. Prior to joining Fox, Mr. Battista was the Co-Founder and Chief Executive Officer of iFUSE, from 1999 to 2000, a privately held Internet company. iFUSE entered chapter 7 bankruptcy proceedings in 2000. Before launching iFUSE, Mr. Battista spent nine years at the Fox organization in numerous operating positions and before that, as a financial analyst at Morgan Stanley.

Mike McKee (51) Chief Operating Officer; President, Interactive Program Guides	Mr. McKee has served as Chief Operating Officer of the Company and President, Interactive Program Guides since October 2005 and prior to that as Chief Operating Officer of the worldwide CE division since April 2004. Mr. McKee joined the Company in 1997 as President of the Superstar/Netlink Group. In addition to leading the Superstar/Netlink Group, he concurrently was the President of UVTV, Inc. starting in 1999 and SpaceCom in 2002. Mr. McKee held these positions until the Company sold these businesses in April 2004.

J. Scott Crystal (49) President, TV Guide Publishing Group	Mr. Crystal has been President of TV Guide Magazine since October 2005 after having served three years as Senior Vice President and Publisher. Prior to joining the Company in December 2002, Mr. Crystal served as President and Chief Executive Officer of Gruner & Jahr USA’s Business Innovator Group from July 2001 until July 2002 overseeing Inc and Fast Company magazines. Previously, Mr. Crystal was Executive Vice President and Publishing Director of the Consumer Magazine Group at Ziff Davis Media, Inc. from 2000 to 2001. Before joining Ziff, Mr. Crystal spent eight years at the National Geographic Society, the last six as Vice President and Publishing Director overseeing all consumer magazines.

Ryan O’Hara (37) President, TV Guide Channel	Mr. O’Hara has served as President, TV Guide Channel since August 2005. Prior to that Mr. O’Hara served as President, ODS Technologies, L.P. dba TVG Network since June 2004 and prior to that as its Chief Operating Officer since February 2004. From June 2002 to February 2004, Mr. O’Hara served as Senior Vice President of Business Development and Strategic Planning of the Company. Prior to joining the Company, Mr. O’Hara served as Director of Interactive Television Strategy for British Sky Broadcasting Group plc from 2000 until 2002. Mr. O’Hara previously held senior business development roles for both Fox Cable Networks and Fox Sports Networks, which include Fox Sports Net, Speedvision, Outdoor Life and the FX Channel, served as an entertainment management consultant at PricewaterhouseCoopers LLP and was an Associate Marketing Manager for Nestle USA.

Name and Age	Position
Stephen H. Kay (45) Executive Vice President and General Counsel	Mr. Kay has served as Executive Vice President and General Counsel since January 2003. Prior to joining the Company, Mr. Kay was a partner at the law firm of Hogan & Hartson L.L.P. where he was a member of the Business & Finance Group. Mr. Kay became a partner at Hogan & Hartson in March 2002 as part of the firm’s merger with Squadron Ellenoff Plesent & Sheinfeld LLP. At Squadron Ellenoff, Mr. Kay was a member of the Executive Committee and Co-Chair of the Corporate and Securities Department. He joined Squadron Ellenoff in 1987, becoming a partner in that firm in 1995.

Tonia O’Connor (36) Executive Vice President, Affiliate Sales & Marketing	Ms. O’Connor has served as Executive Vice President, Affiliate Sales & Marketing since December 2004 having served as Senior Vice President of National Accounts for TV Guide Affiliate Sales since January 2003. Prior to that, Ms. O’Connor held various positions within Affiliate Sales & Marketing since joining the Company in 1994 starting first in the cable and satellite publishing division. Ms. O’Connor began her career in the telecommunications industry, serving in sales and marketing positions at Bell South and Advanced Telecom Services.

Steve Shannon (41) Executive Vice President and General Manager, Product Development	Mr. Shannon has served as Executive Vice President and General Manager of Product Development since January 2006. Mr. Shannon joined us from Akimbo Systems, Inc., a company that he founded in 2002. At Akimbo Mr. Shannon held responsibilities for product strategy, programming, distribution, and marketing. Previously, he was Vice President of Marketing from September 1998 to June 2002 at Replay TV, a company he co-founded.

Richard Cusick (35) Senior Vice President and General Manager, Digital Media	Mr. Cusick has served as Senior Vice President and General Manager, Digital Media since November 2005 and prior to that as Senior Vice President, Business Development and Strategic Planning since February 2004. Prior to joining the Company in March 2002 as Vice President, Business Development and Strategic Planning, Mr. Cusick was an investment banker with Lehman Brothers Inc. from 2000 to 2002 and with Bear, Stearns Inc. from 1998 to 1999. Previously, he served in the Director General’s office of the telecommunications regulatory arm (Directorate General XIII) of the European Commission.

David Nathanson (29) Senior Vice President and General Manager, ODS Technologies, L.P. dba TVG Network	Mr. Nathanson has served as Senior Vice President and General Manager of ODS Technologies, L.P. (dba TVG Network) since November 2005. Prior to joining the Company, Mr. Nathanson was Vice President, Business and Operations, with Fox Reality from April of 2005 to November 2005. Previously he was Vice President, Advanced Services and Channel Development for Fox Cable Networks and General Manager, Fox College Sports from August 2000 to April 2005. He began his career at News Corporation as director, marketing from September 1999 to August 2000.

Sanjay Reddy (39) Senior Vice President, Business Development and Strategic Planning	Mr. Reddy has served as Senior Vice President, Business Development and Strategic Planning since December 2005. Prior to joining the Company in June 2004 as Vice President, Business Development and Strategic Planning, Mr. Reddy was a Principal in an offshore animation company from June 2002 to May 2004. Previously he was a Vice President in the M&A group at Salomon Smith Barney in Los Angeles from May 2001 to December 2001 and a Vice President in Corporate Development at Covad Communications from February 2000 to May 2001. Before joining Covad, Mr. Reddy was an Associate at Salomon Smith Barney in New York from August 1997 to February 2000.

Incorporation

On February 9, 2000, the Company was incorporated under the laws of the State of Delaware as Gemstar International Group Limited. Gemstar thereupon changed its name to Gemstar-TV Guide International, Inc. on July 12, 2000.

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

The following table sets forth the location, approximate square footage, use, and related business segment of each of the principal properties used by the Company. We lease all of these properties under operating leases. Such leases expire at various times through 2015.

Location	Approximate Square Footage	Use	Business Segment (1)
UNITED STATES:
Hollywood, California	60,000 sq. ft.	Office	Corporate/C&S/CE/Publishing
Hollywood, California	15,371 sq. ft.	Broadcast studio	C&S
Los Angeles, California	22,000 sq. ft.	Broadcast studio/Office	C&S
New York, New York	68,000 sq. ft.	Office	Publishing/C&S/Corporate
Tulsa, Oklahoma	105,000 sq. ft.	Office/Production	Corporate/C&S
Radnor, Pennsylvania	123,000 sq. ft	Office/Production	Publishing/C&S
Bedford, Massachusetts	26,000 sq. ft	Office/Technical	CE
Beaverton, Oregon	8,000 sq. ft.	Call Center	C&S
Louisville, Colorado	6,000 sq. ft.	Office/Technical	C&S
Chicago, Illinois	5,000 sq. ft.	Office	Publishing/C&S
Troy, Michigan	3,000 sq. ft.	Office	Publishing/C&S
Other	29,000 sq. ft.	Storage	Publishing/C&S

INTERNATIONAL:
Kanata, Ontario, Canada	19,000 sq. ft	Office/Production	CE
Hong Kong, China	13,000 sq. ft	Office	CE
Luxembourg	9,000 sq. ft.	Office	CE
Tokyo, Japan	4,000 sq. ft.	Office	CE
Other	2,000 sq. ft	Office	CE

(1)	C&S—Cable and Satellite, CE—Consumer Electronics

We are currently evaluating our facilities and property needs and may obtain additional space in the future. Should we need additional space, management believes that we will be able to secure additional space at reasonable rates.

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

In addition to the items listed below, we are a party to various legal actions, claims and proceedings incidental to our business. Except as expressly noted herein, we intend to vigorously defend or prosecute all pending legal matters.

SEC Matters

In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., Case No. CV-03-3124 MRP (PLAx), in the United States District Court for the Central District of California. On May 5, 2003, the Securities and Exchange Commission (“SEC”) filed a proceeding pursuant to Section 1103 of the Sarbanes-Oxley Act seeking an order requiring the Company to maintain approximately $37.0 million in segregated, interest-bearing bank accounts (“1103 funds”). The Company had originally set those funds aside for payment to its former Chief Executive Officer, Mr. Henry Yuen, and its former Chief Financial Officer, Ms. Elsie Leung, in connection with the Company’s November 2002 management and corporate governance restructuring. On May 9, 2003, after a hearing, the Court ordered the Company to retain the 1103 funds in those segregated accounts preventing the Company from paying any portion of those funds to its former Chief Executive Officer or its former Chief Financial Officer, absent further order of the Court. No further orders have been received from the Court with respect to the 1103 funds because the SEC’s civil case against Mr. Yuen has not yet been resolved.

Further, the Company has challenged Mr. Yuen and Ms. Leung’s assertions of entitlement to the 1103 funds in conjunction with their respective arbitration proceedings described below.

Securities and Exchange Commission v. Henry C. Yuen, et al., Case No. 03-CV-56129, in the United States Court of Appeals for the Ninth Circuit. On July 1, 2003, Mr. Yuen and Ms. Leung filed an appeal of the orders requiring the Company to maintain the 1103 funds in its accounts as discussed above. On May 12, 2004, a panel of the Ninth Circuit Court of Appeals overturned the decision and remanded the case to the District Court for further proceedings. On May 26, 2004, the SEC petitioned the Ninth Circuit Court for a rehearing en banc. Mr. Yuen and Ms. Leung opposed the SEC’s petition. On September 24, 2004, the Ninth Circuit Court of Appeals granted the SEC’s petition for rehearing. On March 22, 2005, the Appellate Court issued its decision affirming the District Court’s May 9, 2003 decision, discussed above in the previous item. On June 20, 2005, Mr. Yuen and Ms. Leung petitioned the United States Supreme Court to hear their appeal of the March 22, 2005 decision issued by the Ninth Circuit Court of Appeals, which affirmed the District Court’s order requiring the Company to retain the 1103 funds. On October 11, 2005, the Supreme Court denied Mr. Yuen and Ms. Leung’s Petition for Writ of Certiorari.

Securities and Exchange Commission v. Henry C. Yuen, et al., Case No. 03-CV-4376 MRP (PLAx), in the United States District Court for the Central District of California. On June 19, 2003 the SEC filed a complaint alleging violations of federal securities laws against Mr. Yuen, Ms. Leung and certain other of the Company’s former executives. The Company is not a party in this proceeding. In January 2005, Craig Waggy reached a settlement with the Pacific Regional Office of the SEC in Los Angeles which remains subject to the approval of the SEC Commissioners in Washington, D.C. On November 21, 2005, Ms. Leung reached a settlement the Pacific Regional Office of the SEC in Los Angeles, which was approved by the SEC Commissioners in Washington, D.C. In February 2006, Ms. Leung’s settlement was approved and entered by the Court. On December 7, 2005, the SEC began its trial against Mr. Yuen. The trial concluded on December 22, 2005, and the parties submitted proposed findings of fact and conclusions of law to the Court on January 27, 2006. Trial dates for the other defendants have been postponed pending entry of final judgments in accordance with their proposed settlements.

Claims Under the Company’s Directors and Officers Liability Insurance Policies

On July 6, 2005, the Company filed a complaint against its former insurance carriers in a case captioned Gemstar-TV Guide International, Inc. v. National Union Fire Insurance Company of Pittsburgh, PA, Federal Insurance Company, et al., in the United States District Court for the Central District of California, Case No. 05-CV-05719 NM, alleging that the issuers of the Company’s directors and officers liability insurance policies, with aggregate policy limits of $50 million, for the 1999-2002 policy periods, breached their obligations under these policies by, among other things, failing to pay defense costs related to: a Securities & Exchange Commission’s investigation into accounting and financial reporting; various related shareholder and derivative actions; and the action entitled Securities and Exchange Commission v. Henry C. Yuen, et al., which alleges violations of federal securities laws. The Company seeks declaratory relief, monetary damages plus interest, attorneys’ fees and costs. In August and September of 2005, the carriers filed similar motions to dismiss the Company’s complaint for failure to comply with a contractual condition precedent, which required the Company to demonstrate that a prior mediation had terminated or that a 120 day cooling off period had expired, before filing its lawsuit. On December 26, 2005, that action was dismissed without prejudice. On December 27, 2005, the Company filed its second complaint, in the United States District Court for the Central District of California, Case No. 05-CV-08960 NM, which asserts the same allegations contained in the first complaint. On February 3, 2006, the carriers filed motions to dismiss the Company’s second complaint on grounds similar to those alleged in their first motions.

Patent and Anti-Trust Litigation

Personalized Media Communications, LLC v. Scientific-Atlanta, Inc., and PowerTV, Inc., in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 02-CV-824 CAP. On November 6, 2002, Scientific-Atlanta, Inc. (“SA”) and PowerTV, Inc. (“Power TV”) filed a counterclaim against the Company in this case seeking a declaration of non-infringement, invalidity and unenforceability of U.S. Patents Nos. 4,694,490, 4,704,725, 4,965,825, 5,109,414, 5,233,654, 5,335,277, and 5,887,243, of which the Company is a licensee. On February 21, 2003, the Company answered SA’s and Power TV’s counterclaims and asserted causes of action against SA for infringement of the ‘725, ‘825, ‘654, ‘277, and ‘243 patents and against Personalized Media Communications, LLC (“PMC”) for breach of contract. On June 21, 2005, in connection with the settlement reached between the Company and SA, the Court entered the parties’ joint stipulation of dismissal of the claims between the Company and SA. However, PMC’s patent infringement claims against SA and the breach of contract claims between the Company and PMC are still pending. In January 2006, in light of the United States Patent and Trademark Office’s (“USPTO”) rejection of certain claims asserted under the patents in suit, SA moved the Court to administratively close (or, in the alternative, stay) the case, pending completion of the reexamination of the patents-in-suit by the USPTO. On February 6, 2006, the Court granted SA’s motion to stay the proceedings and administratively close the case. The case may be reopened upon the motion of either party after the USPTO reexamination is finalized.

Pegasus Development Corp. and Personalized Media Communications, LLC v. DirecTV Inc., Thomson Multimedia, Inc., Thomson Consumer Electronics, Inc., Philips Electronics North America Corp., and Hughes Electronics Corp.; Thomson Multimedia, Inc. and Thomson Consumer Electronics, Inc., v. Pegasus Development Corp. and Personalized Media Communications, LLC, TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., in the United States District Court for the District of Delaware, Case No. 00-CV-01020 (GMS). On December 4, 2000, Pegasus Development Corp. (“Pegasus”) and PMC filed suit against defendants DirecTV Inc., Thomson Multimedia, Inc., Thompson Consumer Electronics, Inc., Philips Electronics North America Corp and Hughes Electronics Corp. for infringement of U.S. Patents Nos. 4,694,490, 4,704,725, 4,965,825, 5,109,414, 5,233,654, 5,335,277, and 5,887,243. Plaintiffs seek monetary damages and attorneys’ fees and costs. On November 9, 2001, Thomson Multimedia, Inc. (“Thomson”) filed a third-party complaint against TVG-PMC, StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc. (collectively “Gemstar”), seeking a declaratory judgment of non-infringement and invalidity of certain patents as to which Gemstar is a licensee, and also alleging antitrust violations under federal and state law. On November 21, 2002, Gemstar filed counterclaims against Thomson and cross-claims against Pegasus and PMC for breach of contract. On June 23, 2005, Thomson’s third-party complaint against Gemstar and Gemstar’s counterclaim against Thomson were settled and dismissed with prejudice. The case has been stayed since May 14, 2003, pending the USPTO’s reexamination of the patents in suit.

SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina, Civil Action No. 00-CV-144 LT. On March 23, 2001, the Company’s subsidiary, Gemstar Development Corporation (“GDC”), was added as a third-party defendant in this case. Plaintiff SuperGuide Corporation’s (“SuperGuide”) complaint alleged patent infringement by DirectTV, EchoStar, Thomson Consumer Electronics, and Hughes Electronics (collectively, the “Defendants”) with respect to three patents owned by SuperGuide but licensed to GDC (U.S. Patents Nos. 4,751,578, 5,038,211, and 5,293,357, collectively, the “SuperGuide Patents”). After being added as a party, GDC brought claims (i) against SuperGuide for declaratory relief and for breach of contract relating to a 1993 license agreement between SuperGuide and GDC; and (ii) against EchoStar for infringing the SuperGuide Patents within GDC’s defined fields of use. On July 25, 2002, the District Court granted the Defendants’ joint motions for summary judgment, finding that the Defendants did not infringe the SuperGuide Patents, and dismissed all remaining claims without prejudice. On February 12, 2004, the Federal Circuit vacated the District Court’s summary judgment ruling, finding that the District Court had incorrectly construed certain patent claims. In April 2004, the Federal Circuit denied the Defendants’ joint petition for rehearing and rehearing en banc, and remanded the case to the District Court for further proceedings. On July 1, 2004, SuperGuide filed a motion to supplement its answer and counterclaim against GDC, alleging, among other things, that GDC had breached the license agreement. On July 11, 2005, the Court denied SuperGuide’s motion to supplement, set a briefing schedule for summary judgment on GDC’s claim for breach of the license agreement, and stayed all other issues pending resolution of the motion. The Court also required the parties to file papers advising it as to whether additional proceedings concerning the ‘211 and ‘357 patents were necessary. On August 26, 2005, after SuperGuide had agreed to dismiss with prejudice its infringement claims based on the ‘211 and ‘357 patents, the Court entered summary judgment of non-infringement of those patents. On August 25, 2005, GDC and the Defendants filed a joint motion for summary judgment based upon GDC’s license agreement with SuperGuide. The parties have completed their briefing on the motion and are awaiting the Court’s ruling.

Other Litigation

United Magazine Company, et al. v. Murdoch Magazines Distribution, Inc., et al., in the U.S. District Court for the Southern District of New York, Case No. 00-CV-3367 PKC. On May 3, 2000, United Magazine Company, Inc. (“Unimag”), filed a complaint against Murdoch Magazines Distribution, Inc. (now TV Guide Distribution) and other parties and related entities. The complaint alleged claims against Murdoch Magazines for violations of the Robinson-Patman Act, assorted common law tort and contract claims, and federal and state antitrust laws and sought monetary, treble and punitive damages, attorneys’ fees and costs. On February 4, 2002, the Company filed its answer and counterclaim for amounts due under unpaid invoices. On September 22, 2005, the Court granted defendants’ motion for summary judgment, dismissing plaintiffs’ claims against the Company and other defendants, but did not rule on the Company’s counterclaim against Unimag for payment of the outstanding invoices. The Court has ordered the parties to file a joint letter by February 3, 2006 regarding setting a trial date on the Company’s and other defendants’ remaining counterclaims. On February 3, 2006, the parties forwarded a letter to the Court seeking an extension of time in order to see if they could agree to a consent judgment with respect to the counterclaims which would avoid the need for a trial on the remaining issues.

Henry Yuen and Elsie Leung v. Gemstar-TV Guide International, Inc., American Arbitration Association (“AAA”) Case Nos. 13 Y 116 01305 03 and 13 Y 116 01300 03. On May 30, 2003, the Company’s former employees, Dr. Henry Yuen and Ms. Elsie Leung, commenced arbitration proceedings against the Company to contest their April 18, 2003, termination for cause, seeking monetary damages, interest, and attorneys’ fees and costs. On July 9, 2003, the Company filed a consolidated response and counterclaim alleging breach of representations and warranties under agreements entered into in connection with the Company’s November 2002 management and corporate governance restructuring, seeking monetary damages and other relief. In the AAA proceeding captioned

Henry Yuen v. Gemstar-TV Guide International, Inc., AAA Case No. 13 Y 116 01305 03, hearings are scheduled to take place in February, March and May of 2006. In the AAA proceeding captioned Elsie Leung v. Gemstar-TV Guide International, Inc., AAA Case No. 13 Y 116 01300 03, hearings are scheduled to take place in June, July and August of 2006.

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

The following table sets forth the range of high and low sales prices for our common stock for the periods indicated and reflects all stock splits we effected:

	High	Low
Quarter Ended
March 31, 2004	8.40	4.89
June 30, 2004	7.16	3.97
September 30, 2004	6.06	4.09
December 31, 2004	6.39	5.12
March 31, 2005	6.12	4.05
June 30, 2005	4.51	2.93
September 30, 2005	3.80	2.75
December 31, 2005	3.19	2.24

The reported closing sales price of our common stock on the Nasdaq Stock Market on March 1, 2006 was $3.09. As of March 1, 2006, there were 426,176,226 shares of our common stock outstanding and approximately 662 shareholders of record.

We have not paid any dividends on our common stock since our common stock began trading on the Nasdaq Stock Market. Our Board of Directors has no current plans to pay cash dividends. Future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Equity Compensation Plans

The table below outlines the number of shares of our common stock that are subject to outstanding options and stock unit awards granted under our stock compensation plans, the per share weighted-average exercise price of those options and stock unit awards, and the number of shares of Company common stock remaining available for future awards under our stock compensation plans. The numbers in the table are as of December 31, 2005 (in thousands).

Equity Compensation Plan Category	(A) Securities issuable on exercise of outstanding options, warrants and rights	(B) Weighted average exercise price of outstanding options, warrants and rights	(C) Securities that remain available for issuance under Plans (excluding securities reflected in column (A))
Plans approved by stockholders	31,037	$6.02	29,731	(1)
Plans not approved by stockholders(2)	2,802	$21.41	—

Total	33,839	$7.32	29,731

(1)	All of these shares are available for additional award grants under our Stock Incentive Plan. Awards authorized under the Stock Incentive Plan include stock options and stock unit awards. Generally, a stock unit award is an award payable in the form of an equivalent number of shares of Company common stock, subject to such terms and conditions we may provide at the time of grant.
(2)	The following plans were assumed by the Company: (i) 4,774 shares of Company common stock reserved for issuance under the NuvoMedia, Inc. 1997 Stock Option Plan with respect to stock options, at a weighted average exercise price of $16.74 per share, assumed by the Company in connection with its acquisition of NuvoMedia, Inc.; (ii) 5,644 shares of Company common stock reserved for issuance under the SoftBook Press, Inc. 1996 Stock Plan with respect to stock options, at a weighted average exercise price of $69.53 per share, assumed by the Company in connection with its acquisition of SoftBook Press, Inc.; and (iii) 3,928,957 shares of Company common stock reserved for issuance under the TV Guide Inc. Equity Incentive Plan with respect to stock options, at a weighted average exercise price of $18.15, assumed in connection with our acquisition of TV Guide, Inc.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2005	2004	2003	2002	2001 (1)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$604,192	$676,369	$645,693	$696,684	$804,747
Operating expenses:
Operating expenses, exclusive of expenses shown below	610,542	619,855	731,678	674,531	656,783
Lease (settlement) abandonment	—	(10,088)	—	16,225	—
Stock compensation	132	437	33,551	23,965	46,538
Depreciation and amortization	29,184	39,037	131,967	312,668	846,850
Impairment of intangible assets	—	131,637	391,003	2,359,764	10,800

	639,858	780,878	1,288,199	3,387,153	1,560,971

Operating loss	(35,666)	(104,509)	(642,506)	(2,690,469)	(756,224)
Interest income (expense), net	15,544	5,498	(4,288)	(3,360)	(17,342)
Other income (expense), net	337	14,413	3,760	(101,919)	(180,658)

Loss from continuing operations before income taxes and cumulative effect of accounting change	(19,785)	(84,598)	(643,034)	(2,795,748)	(954,224)
Income tax benefit	(40,395)	(8,566)	(64,102)	(607,216)	(200,877)

Income (loss) from continuing operations before cumulative effect of accounting change	20,610	(76,032)	(578,932)	(2,188,532)	(753,347)
Discontinued operations(2):
Income (loss) from discontinued operations	8,394	23,336	9,054	(28,493)	24,903
Gain (loss) on disposal of discontinued operations	43,169	(28,882)	—	—	—
Income tax expense	17,358	12,883	7,520	18,113	22,232

Income (loss) from discontinued operations	34,205	(18,429)	1,534	(46,606)	2,671

Income (loss) before cumulative effect of accounting change	54,815	(94,461)	(577,398)	(2,235,138)	(750,676)
Cumulative effect of accounting change, net of tax	—	—	—	(4,188,037)	—

Net income (loss)	$54,815	$(94,461)	$(577,398)	$(6,423,175)	$(750,676)

Basic and diluted per share:
Income (loss) from continuing operations	$0.05	$(0.18)	$(1.41)	$(5.33)	$(1.83)
Net income (loss)	$0.13	$(0.22)	$(1.41)	$(15.64)	$(1.82)
Weighted average shares outstanding:
Basic	425,366	422,723	410,265	410,610	412,389
Diluted	426,240	422,723	410,265	410,610	412,389

	December 31,
	2005	2004	2003	2002	2001(1)
Balance Sheet Data:
Working capital	$352,829	$392,388	$1,218	$13,756	$240,351
Total assets	1,259,682	1,355,350	1,330,197	2,089,174	9,341,513
Long-term debt and capital lease obligations, less current portion	12,715	13,274	138,736	163,861	271,029
Total stockholders’ equity	373,206	310,792	375,973	894,470	7,374,254

(1)	Effective April 2001, the consolidated operating results exclude the operating results of the business that distributes the WGN superstation signal, which was sold.
(2)	In fiscal 2005, the Company sold its SkyMall business. In fiscal 2004, the Company adopted a plan to dispose of its Superstar/Netlink Group LLC (“SNG”), UVTV distribution services and SpaceCom Systems businesses (collectively the “SNG Businesses”) and subsequently sold substantially all of the operating assets of these businesses. Accordingly, the operations of the SkyMall and the SNG Businesses have been reclassified as discontinued operations for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations.

Overview

Gemstar is a media, entertainment and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of television viewers worldwide. Our TV Guide brand reaches nearly 70 million U.S. households each week, through TV Guide magazine, TV Guide Channel, TV Guide Interactive, TV Guide Online and TV Guide On Screen. During 2005, we generated revenue of $604.2 million (compared to $676.4 million in 2004), recorded net income of $54.8 million (compared to a net loss of $94.5 million in 2004).

Gemstar Businesses

Our businesses are organized into four groups that also represent our reportable business segments. The segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses.

Publishing—Our Publishing Segment consists of TV Guide magazine, TV Guide Online (www.tvguide.com), and TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups. In 2005 our Publishing Segment generated 39% of our total revenue. Our Publishing Segment generates revenue primarily through subscription and newsstand sales of TV Guide magazine and advertising revenue received by TV Guide magazine and TV Guide Online.

In October 2005, TV Guide magazine debuted in a new full-sized, full-color format. The reformatted TV Guide magazine’s content is centered on breaking TV-related news, feature stories, TV celebrity photos, behind-the-scenes coverage and reviews and recommendations. The first 11 issues of the magazine, with a promotional cover price of $0.99, had average newsstand sales of approximately 420,000 per issue. The sixth issue of the magazine, featuring NBC’s Medium and special 3-D glasses, achieved newsstand sales of approximately 875,000 copies. Weekly total circulation for the first 11 issues of the new full-sized magazine averaged 4.9 million, exceeding the magazine’s advertising rate base of 3.2 million copies by more than 50%. We believe the new full-sized TV Guide magazine is a better, more targeted product designed to yield higher subscription prices, increased newsstand sales and higher advertising CPMs.

In November of 2005 we ceased publication of Inside TV magazine. Inside TV, which was launched in April 2005, was not performing as expected and we decided to focus our publishing unit’s efforts and resources on the re-launch of the full-sized TV Guide magazine. In 2005 we incurred $32.4 million in losses associated with the operations and shut-down of Inside TV.

Cable and Satellite—Our Cable and Satellite Segment includes the operations of TV Guide Channel, TV Guide Interactive, TVG Network, TV Guide Spot and TV Guide Mobile. In 2005 the Cable and Satellite Segment generated 45% of our total revenue. The Cable and Satellite Segment generates revenue primarily from affiliate and advertising fees received by TV Guide Channel, licensing revenue received by TV Guide Interactive and wagering and licensing fees received by TVG Network.

In 2005 the TV Guide Channel launched 11 new series, delivered 6 Red Carpet pre-shows and produced and broadcast over 30 specials. This programming helped lead the Channel to a 10% increase in national primetime (8pm-11pm) rating, as measured by Nielsen, when compared to 2004. Additionally, the TV Guide Channel’s national primetime rating in the key adults ages 18-49 demographic was up 20% as compared to the prior year. Despite a relatively soft cable television advertising market, the TV Guide Channel increased advertising revenue by 10.6%, as compared to 2004. As part of our strategy to provide TV Guide Channel viewers with compelling programming choices, we plan to continue to invest in new programming and marketing initiatives with an expectation that the additional investments will result in increased viewership and advertising revenue in the future.

As of December 31, 2005, TV Guide Interactive domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid increased by 20.6% as compared to December 31, 2004. This increase was primarily a result of increased digital penetration among our major MSO licensees and an increase in the number of DirecTV subscribers for which we are paid. The increase in domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid, does not necessarily exactly correlate to increases in our IPG licensing revenue, due to the terms of certain license agreements. Due to the fact that we have licensed our IPG technology to most major domestic cable and satellite providers, our future revenue growth will largely depend upon the overall growth in domestic digital cable and satellite subscribers. In addition, penetrating international markets could provide an additional growth opportunity.

In 2005, TVG Network, our interactive cable and satellite television network focused on horseracing, processed approximately $396.9 million in wagers. This represents the highest yearly total in TVG Network’s history and a 30.8% increase over the prior year. We believe wagering volumes, will continue to increase as we continue to expand our distribution and customer base.

In the second quarter of 2005, we launched TV Guide Spot, a new on-demand service designed to entertain consumers while helping them navigate their ever-expanding programming choices. TV Guide Spot features short-form, originally-produced entertainment programs that guide consumers to the most compelling fare on TV each week. TV Guide Spot is now available to approximately 15.4 million Comcast, Insight and Time Warner digital cable subscribers. TV Guide Spot is also available to broadband users on tvguide.com and to TiVo subscribers with stand-alone set-top boxes. TV Guide Spot will also be available to Cox Communications and Adelphia digital cable subscribers in 2006.

In the fourth quarter of 2005, we formed TV Guide Mobile Entertainment, a new business unit focused on distributing our content and technology on mobile devices, including video enabled cell phones and personal digital assistants. As part of this effort, in the fourth quarter of 2005 we announced the availability of TV Guide Mobile, a new television listings and content service for smartphones and Windows Mobile devices. In 2006, we intend to expand the distribution of TV Guide Mobile and other technology and content offerings to include mass-market feature phones and video-capable devices.

Consumer Electronics Licensing—Our CE Licensing Segment earns revenue from licensing our proprietary technologies and services to the CE manufacturing industry. In 2005 the CE Licensing Segment generated 16% of our total revenue. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ Brand in North America and under other brands in Europe and Asia, and IPGs marketed under the G-Guide brand in Japan, under the Guide Plus+ brand in Europe and TV Guide On Screen brand in North America.

Our CE IPG business continues to be strongest in Japan. In Japan we are also seeing a transition for our IPG from primarily a recording feature in digital recorders to a guidance feature in digital television sets. In 2005, 31 of the 88 CE products incorporating our IPG launched in the Japanese market were television sets. We believe this transition will continue in 2006.

In Europe, 21 CE products incorporating our IPG were released in 2005. All of these products were digital recorders, with products from Sony and JVC entering the market for the first time. In 2006, we believe we will see the number of products in Europe incorporating our IPG increase, as our IPG is integrated into a broader base of products with our key licensees.

In the North American market, 89 CE products incorporating our IPG were released in 2005. The North American market differs from the Japanese and European markets in that our IPG is being incorporated primarily in high-end television sets as opposed to digital recorders. Of the 89 products launched in 2005, 79 were high-end television sets, which typically have lower sales volumes than lower-priced devices.

On June 1, 2005 we entered into settlement, cross-licensing and porting agreements with Scientific-Atlanta, Inc. (“SA”). Pursuant to those agreements, the parties resolved all outstanding litigation between them.

Our VCR Plus+ business continues to contribute a meaningful amount of revenue to the CE Licensing Segment. The life of our VCR Plus+ business has been extended by the incorporation of our VCR Plus+ technology in certain mid to low-end digital recorders. As consumers continue to demand more advanced guidance and recording technologies, sales of CE products incorporating our VCR Plus+ technology will likely continue to decline. However, this trend will likely be offset by sales of CE products incorporating our IPG technology.

Corporate—Our Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions related to costs such as certain litigation and insurance costs. For the year ended December 31, 2005, corporate expenses were $61.5 million a decrease of $17.4 million or 22.1% as compared to the same period in the prior year. The decline in corporate expenses was primarily due to a $16.7 million decline in legal expenses.

SkyMall Sale—On December 1, 2005 we sold our SkyMall in-flight catalog business to a private equity group for $43.3 million in cash. In addition, we retained approximately $4.0 million of SkyMall liabilities and approximately $12.0 million of SkyMall’s cash, cash equivalents, and marketable securities. We recorded a pre-tax gain of $43.2 million in connection with the sale. SkyMall was sold as it is not central to our strategy of focusing on building upon our core assets, including the TV Guide brand, our guidance technology and our entertainment and editorial data and content.

Consolidated Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

The following table sets forth certain financial information for the years ended December 31, 2005 and 2004, in thousands.

	Year Ended December 31,
	2005	2004	Change
Statement of Operations Data:
Revenues	$604,192	$676,369	$(72,177)

Operating expenses:
Operating expenses, exclusive of expenses shown below	610,542	619,855	(9,313)
Lease settlement	—	(10,088)	10,088
Stock compensation	132	437	(305)
Depreciation and amortization	29,184	39,037	(9,853)
Impairment of intangible assets	—	131,637	(131,637)

	639,858	780,878	(141,020)

Operating loss	(35,666)	(104,509)	68,843
Interest income, net	15,544	5,498	10,046
Other income, net	337	14,413	(14,076)

Loss from continuing operations before income taxes	(19,785)	(84,598)	64,813
Income tax benefit	(40,395)	(8,566)	(31,829)

Income (loss) from continuing operations	20,610	(76,032)	96,642
Discontinued operations:
Income from discontinued operations	8,394	23,336	(14,942)
Gain (loss) on disposal of discontinued operations	43,169	(28,882)	72,051
Income tax expense	17,358	12,883	4,475

Income (loss) from discontinued operations	34,205	(18,429)	52,634

Net income (loss)	$54,815	$(94,461)	$149,276

Other Financial Data:
Net cash provided by (used in):
Operating activities	$(121,701)	$387,117	$(508,818)
Investing activities	23,475	28,933	(5,458)
Financing activities	5,146	(114,415)	119,561

For the year ended December 31, 2005, revenues were $604.2 million, a decrease of $72.2 million, or 10.7%, compared to the same period in 2004. The decrease in revenues was driven by decreases of $90.0 million in our Publishing Segment’s and $23.1 million in our CE Segment, primarily due to the absence of $19.4 million in settlements that occurred in 2004. These decreases were partially offset by an increase of $40.9 million in our Cable and Satellite Segment. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

For the year ended December 31, 2005, operating expenses, were $610.5 million, a decrease of $9.3 million, or 1.5%, compared to the same period in 2004. This decrease was primarily due to a $43.5 million decrease in legal expenses which was partially offset by a $30.4 million increase in expenses at our Cable and Satellite Segment.

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

Depreciation and Amortization

For the year ended December 31, 2005, depreciation and amortization was $29.2 million, a decrease of $9.9 million, or 25.2%, compared to the same period in 2004. This decrease is primarily due to an impairment and change in useful lives of computer equipment and software which occurred in the third quarter of 2004.

Impairment of Intangible Assets

Impairment of intangible assets for the year ended December 31, 2004 was $131.6 million. It became apparent in 2004, during the 2005 annual budgeting process, that we needed to reassess our outlook for the TV Guide magazine business. This triggered an interim assessment of the fair values of TV Guide magazine’s goodwill and indefinite-lived intangible assets. With the assistance of a third-party valuation expert, we estimated the fair values of these indefinite-lived intangible assets as of September 30, 2004. As a result, we recorded an impairment charge representing the write-off of $72.2 million for goodwill and $59.4 million for publishing rights and trademarks.

Interest income (expense), net

For the year ended December 31, 2005, net interest income was $15.5 million, an increase of $10.0 million or 182.7%, compared to the same period in 2004. This increase is due to the payoff of the TV Guide credit facility on April 26, 2004, and higher prevailing interest rates.

Other income, net

For the year ended December 31, 2005, other income, net was $0.3 million, a decrease of $14.1 million compared to the same period in 2004. This decrease was primarily due to a $13.2 million gain on the sale of our equity investment in Youbet.com, Inc. which occurred in 2004.

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

Liabilities related to contingent matters at December 31, 2005 and December 31, 2004 were $23.1 million and $31.2 million, respectively. This decrease was due to the settlement of the litigation summarized below.

On January 12, 2005 and February 10, 2005, the California Superior Court for the County of Los Angeles and the United States District Court for the Central District of California, respectively, approved our agreement to settle (i) the derivative lawsuits consolidated in the California Superior Court for the County of Los Angeles as Priebe, et al., v. Boylan, et al. [In re Gemstar-TV Guide International Derivative Litigation], Case No. GC029296 and (ii) a separate derivative lawsuit captioned Knowles v. Yuen, et al. in the United States District Court for the Central District of California, Case No. CV-02-8440. The settlement agreement provided for the implementation and/or formalization of certain corporate governance provisions and a payment of attorneys’ fees by the Company. Following approval of the settlement by both courts, the Company made the $3.6 million payment of attorneys’ fees to plaintiffs’ counsel. In addition, on January 5, 2005 the Company reached a settlement with the State of New Jersey over its non-consolidated securities litigation against the Company. Shortly thereafter the Company made the $5.0 million payment required under the New Jersey settlement agreement and the California Superior Court for the County of Los Angeles dismissed that case.

Outside legal expenses were $24.5 million and $68.0 million for the years ended December 31, 2005 and 2004, respectively. This decrease is primarily due to a $26.5 million and $16.7 million decline in legal expenses at our CE and Corporate segments, respectively. The decline in legal expenses at our CE Segment is due to reduced expenses for patent and antitrust litigation. The decline in legal expenses at our Corporate Segment is primarily due to reduced legal expenses representing advancements to the Company’s former officers and directors. We expect outside legal expenses to continue to be significant for the foreseeable future.

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

Our effective tax benefit rate on loss from continuing operations before income taxes was 204.2% for the year ended December 31, 2005. Our effective tax benefit rate was primarily impacted by a decrease in the valuation allowance on deferred taxes and a benefit from the settlement of the Internal Revenue Service (the “IRS”) audit of the Company’s 2000 and 2001 federal income tax returns. The decrease in the valuation allowance was primarily due to our ability to currently utilize or carry back capital losses, net operating losses and tax credits to prior years, thus no longer requiring a valuation allowance against such losses and credits. This was partially offset by a valuation allowance on a portion of the deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast, which were entered into in 2004. While these advances were received during 2004, a substantial portion of these advances became taxable to us during 2005.

Our effective tax benefit rate on loss from continuing operations before income taxes was 10.1% for the year ended December 31, 2004. As described more fully in Note 4 of the accompanying consolidated financial statements, we determined that the fair value of goodwill and indefinite-lived intangible assets associated with TV Guide magazine exceeded its carrying value. The goodwill impairment write-off is not deductible for tax purposes. As a result, no tax benefit was recorded in relation to the impairment charge.

To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change. As of December 31, 2005 and 2004, we have established valuation allowances of $134.1 million and $148.5 million, respectively, against our deferred tax assets.

Assessment of the Company’s current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. The IRS is currently examining the Company’s U.S. federal tax returns for years 2002 and 2003. The ultimate resolution of the Company’s current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods. We believe that adequate reserves have been made for any adjustment that might be assessed for open years.

Discontinued Operations

On December 1, 2005 we sold our SkyMall in-flight catalog business to a private equity group for $43.3 million in cash. In addition, we retained approximately $4.0 million of SkyMall liabilities and approximately $12.0 million of SkyMall’s cash, cash equivalents, and marketable securities. We recorded a pre-tax gain of $43.2 million in connection with the sale.

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

Accordingly, the operations of the SkyMall Business and the SNG Businesses, are shown as discontinued operations in the accompanying financial information.

Year ended December 31, 2004 compared to year ended December 31, 2003

The following table sets forth certain financial information for the years ended December 31, 2004 and 2003, in thousands.

	Year Ended December 31,
	2004	2003	Change
Statement of Operations Data:
Revenues	$676,369	$645,693	$30,676

Operating expenses:
Operating expenses, exclusive of expenses shown below	619,855	731,678	(111,823)
Lease settlement	(10,088)	—	(10,088)
Stock compensation	437	33,551	(33,114)
Depreciation and amortization	39,037	131,967	(92,930)
Impairment of intangible assets	131,637	391,003	(259,366)

	780,878	1,288,199	(507,321)

Operating loss	(104,509)	(642,506)	537,997
Interest income (expense), net	5,498	(4,288)	9,786
Other income, net	14,413	3,760	10,653

Loss from continuing operations before income taxes	(84,598)	(643,034)	558,436
Income tax benefit	(8,566)	(64,102)	55,536

Loss from continuing operations	(76,032)	(578,932)	502,900
Discontinued operations:
Income from discontinued operations	23,336	9,054	14,282
Loss on disposal of discontinued operations	(28,882)	—	(28,882)
Income tax expense	12,883	7,520	5,363

(Loss) income from discontinued operations	(18,429)	1,534	(19,963)

Net loss	$(94,461)	$(577,398)	$482,937

Other Financial Data:
Net cash provided by (used in):
Operating activities	$387,117	$5,097	$382,020
Investing activities	28,933	(7,135)	36,068
Financing activities	(114,415)	(91,655)	(22,760)

For the year ended December 31, 2004, revenues were $676.4 million, an increase of $30.7 million, or 4.8%, compared to the same period in 2003. The increase in revenues was driven by increases of $69.2 million in our Cable and Satellite Segment and $7.8 million in our CE Licensing Segment, partially offset by a decrease of $46.3 million in our Publishing Segment’s revenues. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

For the year ended December 31, 2004, operating expenses, excluding the impact of the Gemstar eBook lease settlement described below, were $619.9 million, a decrease of $111.8 million, or 15.3%, compared to the same period in 2003. The largest contributor to this decrease was a $77.2 million or 97.6% decline in legal settlement costs. The decline in legal settlement costs was primarily due to the $67.5 million charge recorded in the fourth quarter of 2003 relating to the Consolidated Shareholder Class Action settlement agreement. The decrease in operating expenses was also due to $20.1 million in costs incurred in the prior year to improve editorial content and enhance marketing efforts for TV Guide magazine. Similar expenses were not incurred in 2004. Additionally, there was an $8.4 million reduction in expenses relating to our significantly scaled back Gemstar eBook business.

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

For the year ended December 31, 2003, stock compensation included $33.7 million related to stock options held by Dr. Yuen and Ms. Leung. As described more fully in Note 12, we terminated the former executives’ employment for cause on April 18, 2003. In 1998, the executives entered into employment agreements that provided for accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. The intrinsic value was computed as the difference between the exercise price per share and the stock price per share on the new measurement date multiplied by the number of options. Compensation expense was recognized only when we determined that these executives benefited from the extension of the post-employment exercise period. As a result of the termination, we recognized a pre-tax stock compensation charge of $33.7 million during the first quarter of 2003.

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

Depreciation and Amortization

For the year ended December 31, 2004, depreciation and amortization was $39.0 million, a decrease of $92.9 million, or 70.4%, compared to the same period in 2003. The substantial year-over-year reduction is due to decreased amortization expense related to certain finite-lived intangible assets. These finite-lived intangible assets, which generated $97.6 million of amortization expense for the year ended December 31, 2003, became fully amortized in July 2003 and therefore had no amortization in 2004.

Impairment of Intangible Assets

Impairment of intangible assets for the year ended December 31, 2004 was $131.6 million. It became apparent in 2004, during the 2005 annual budgeting process, that we needed to reassess our outlook for the TV Guide magazine business. This triggered an interim assessment of the fair values of TV Guide magazine’s goodwill and indefinite-lived intangible assets. With the assistance of a third-party valuation expert, we estimated the fair values of these indefinite-lived intangible assets as of September 30, 2004. As a result, we recorded an impairment charge representing the write-off of $72.2 million for goodwill and $59.4 million for publishing rights and trademarks.

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

Interest income (expense), net

For the year ended December 31, 2004, net interest income was $5.5 million, compared to $4.3 million of net interest expense for the same period in 2003. The change is attributable to a combination of the payoff of TV Guide’s credit facility on April 26, 2004, and interest income earned on our higher cash balances.

Other income, net

For the year ended December 31, 2004, other income, net was $14.4 million, a $10.7 million increase compared to the same period in 2003. The increase in other income, net was primarily due to a $13.2 million gain on the sale of our equity investment in Youbet.com, Inc. during 2004. Gains on sales of marketable securities for the year ended December 31, 2003 were $2.7 million.

Legal and Other Loss Contingencies

Liabilities related to contingent matters at December 31, 2004 and December 31, 2003 were $31.2 million and $81.7 million, respectively. The decline in accrued liabilities for contingent matters is primarily due to us paying $45.3 million in connection with the Consolidated Shareholder Class Action settlement and $10.0 million in connection with the SEC settlement, which are more fully described in Note 11 to the Consolidated Financial Statements.

Outside legal expenses were $68.0 million and $77.4 million for the years ended December 31, 2004 and 2003, respectively.

Income Taxes

Our effective tax benefit rate on loss from continuing operations before income taxes was 10.1% and 10.0% for the years ended December 31, 2004 and 2003, respectively. As described in Impairment of Intangible Assets above, we recorded an impairment charge of $72.2 million in 2004 to write-off the remaining goodwill of TV Guide magazine. This impairment charge is not deductible for tax purposes. In 2004, we also reduced our deferred tax asset valuation allowance by $28.0 million, primarily due to the tax effect of current year capital losses that will be carried back to offset prior year capital gains and increased our tax reserves by $20.5 million. The effective tax rate for the year ended December 31, 2003, was 10.0% primarily due to an increase in the valuation allowance due to uncertainty of whether or not we will realize the benefit associated with our deferred tax assets and the non-deductibility of goodwill impairment write-offs.

Discontinued Operations

For the year ended December 31, 2004, pre-tax income from discontinued operations was $23.3 million, an increase of $14.3 million and 157.7% compared to the same period of 2003. The increase is primarily due to $25.5 million of impairment charges recorded in 2003 relating to the Company’s SNG C-band business that were not recorded in 2004 and a $4.5 million increase in SkyMall’s pre-tax income. The effect of the impairment charge was offset by the closing of the SNG and UVTV businesses at the beginning of the second quarter and the closing of the SpaceCom sale early in the third quarter of 2004. Additionally, a $28.9 million pre-tax loss on disposal of discontinued operations was recognized in connection with the sale of the SNG Businesses to EchoStar.

Segment Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

Segment information for 2005 and 2004 is presented and reconciled to consolidated loss from continuing operations before income taxes in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as follows (in thousands):

	Year Ended December 31,
	2005	2004	Change
Publishing Segment:
Revenues	$237,900	$327,880	$(89,980)
Operating expenses, exclusive of lease settlement(1)	331,343	333,004	(1,661)
Lease Settlement	—	(10,088)	10,088

Adjusted EBITDA(2)	(93,443)	4,964	(98,407)

Cable and Satellite Segment:
Revenues	271,813	230,948	40,865
Operating expenses(1)	163,448	133,040	30,408

Adjusted EBITDA(2)	108,365	97,908	10,457

CE Licensing Segment:
Revenues	94,479	117,541	(23,062)
Operating expenses(1)	54,296	74,941	(20,645)

Adjusted EBITDA(2)	40,183	42,600	(2,417)

Corporate Segment:
Operating expenses(1)	61,455	78,870	(17,415)

Adjusted EBITDA(2)	(61,455)	(78,870)	(17,415)

	Year Ended December 31,
	2005	2004	Change
Consolidated:
Revenues	604,192	676,369	(72,177)
Operating expenses, exclusive of lease settlement(1)	610,542	619,855	(9,313)
Lease Settlement	—	(10,088)	10,088

Adjusted EBITDA(2)	(6,350)	66,602	(72,952)
Stock compensation	(132)	(437)	305
Depreciation and amortization	(29,184)	(39,037)	9,853
Impairment of intangible assets	—	(131,637)	131,637

Operating loss	(35,666)	(104,509)	68,843
Interest income, net	15,544	5,498	10,046
Other income, net	337	14,413	(14,076)

Loss from continuing operations before income taxes	$(19,785)	$(84,598)	$64,813

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.
(2)	Adjusted EBITDA is defined as operating loss, excluding stock compensation, depreciation and amortization and impairment of intangible assets. We believe adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources to the industry segments.

Publishing Segment

For the year ended December 31, 2005, revenues for this segment were $237.9 million, a decrease of $90.0 million, or 27.4%, compared to the same period in 2004.

The following table shows the breakdown of revenues in the Publishing Segment by business unit (in thousands):

	Year Ended December 31,		Change
	2005	2004	Dollars	Percent
Publishing Segment:
TV Guide magazine	$229,580	$321,153	$(91,573)	(28.5)%
TV Guide Online	8,006	6,366	1,640	25.8%
Other	314	361	(47)	(13.0)%

Total	$237,900	$327,880	$(89,980)	(27.4)%

In October 2005 TV Guide magazine debuted in a new full-sized, full-color format. The first 11 issues of the magazine, with a promotional cover price of $0.99, had average newsstand sales of approximately 420,000 per issue. The sixth issue of the magazine, featuring NBC’s Medium and special 3-D glasses, achieved newsstand sales of approximately 875,000 copies. The average newsstand sales for the first 11 issues represented a 45% gain over the average weekly digest newsstand sales number in the third quarter of 2005. It also represented a 20% increase in newsstand sales over the comparable 11 week period in 2004. In January 2006, we increased our cover price to $1.99. We believe this 100% increase in cover price will increase our newsstand revenue, but will also result in a near-term decline of approximately 20%-25% in average weekly newsstand unit sales, as compared to the first 11 issues. We believe single copy newsstand sales will then begin to increase, in part due to significant pocket growth throughout the year.

Weekly circulation for the first 11 issues of the new full-sized magazine averaged 4.9 million. We expect circulation to decline to our 3.2 million rate base during 2006, due to a combination of cancellations and non-renewals, as we focus on eliminating low and negative contribution subscribers.

Paid ad pages in TV Guide magazine, historically highest in the 4th quarter, declined significantly from the digest format TV Guide. A steep decline was anticipated as we shifted TV Guide’s focus as a vehicle for large circulation, low CPM advertisers towards a publication attractive to advertisers willing to pay a higher CPM for the enhanced format, improved circulation metrics, and a more focused and relevant demographic. While the first 11 issues of the reformatted TV Guide magazine carried fewer ad pages, we did see an appreciable increase in average CPM when compared to the digest format primarily due to the enhanced format and improved circulation metrics. Nonetheless, advertising revenues for the first 11 issues of the reformatted magazine were approximately $10 million lower than the digest for a comparable period in the prior quarter. For the first half of 2006, we do not anticipate a meaningful increase in paid ad pages, as we establish ourselves with new advertisers and in new advertising categories. We anticipate increased advertising revenue in the latter part of the year in conjunction with the roll out of the new fall television lineups. Our ability to maintain a higher CPM while increasing ad pages is critical to the full-sized magazine’s success.

For the year ended December 31, 2005, individually paid subscriber revenues declined by $24.9 million as compared to the same period in the prior year. The decline in individually paid subscriber revenue is the result of an aggressively priced subscription acquisition program for the digest format TV Guide magazine in the first half of the year, which decreased subscription revenue per copy by 11.0%, compared to 2004. For the digest format TV Guide magazine we were focused on increasing our subscriber base through various heavily discounted promotional offers. These deeply discounted subscriptions often take several years of increasing renewal rates to become profitable. Additionally, renewals from our higher contribution subscribers declined in 2005. Compared to 2005, we believe subscriber revenue in 2006 will decline significantly due to the planned reduction in our subscriber base. However, our subscriber revenue per copy is expected to rise as we continue eliminating low and negative contribution subscribers.

For the year ended December 31, 2005, newsstand revenues decreased by $22.4 million or 62.9%, as compared to the same period in the prior year. This decline was primarily due to a 26.7% decrease in average weekly newsstand copies sold during the year ended December 31, 2005, as compared to the same period in 2004. Additionally, the 11 issues of the reformatted TV Guide magazine were promotionally priced at $0.99 vs. $2.49 for the digest. This promotional pricing was done to drive sampling of the full-sized TV Guide magazine. Also contributing to this decrease was $4.7 million in initial placement order (“IPO”) fees associated with the relaunch of TV Guide magazine. Emerging Issues Task Force Issue No. 01-09: Accounting for Consideration Given by a Vendor to a Customer requires certain consideration given by a vendor to a customer to be recorded as a reduction in revenue. As a result, TV Guide Magazine revenues have been reported net of rack costs, retail display allowances, distribution fees and IPO fees. IPO fees are initial fees paid to retailers for front end display pocket space at check out counters.

Advertising revenues for the year ended December 31, 2005, decreased by $40.8 million or 34.6%, compared to the same period in 2004. This decline was a function of the continued erosion of the digest product, as well as the transition from the digest to full-sized format announced in mid-2005. Conventional advertising decreased by $23.0 million, primarily in the pharmaceutical and packaged foods categories, as compared to the same period in the prior year. Pharmaceutical advertising has been negatively affected by the drug recalls in 2005 and negative publicity around direct to consumer marketing by these companies. This has led some pharmaceutical companies to lower their marketplace profiles by reducing their consumer advertising activities. Additionally, program advertising revenues declined by $15.1 million for the year ended December 31, 2005, as compared to the prior year. This decrease was primarily due to a reduction in spending by the major broadcast networks. In 2006, we anticipate that advertising revenue will decline significantly as the new full-sized TV Guide will have fewer ad pages and a lower rate base than the digest format. We believe this volume decline will be partially offset by higher ad page yields due to increased CPM’s.

Taking into account severance costs, losses associated with the wind-down of the digest product, and the conversion costs of the new format, we project that TV Guide magazine operations (excluding Inside TV) will incur aggregate operating losses of approximately $100 million to $110 million over the 2005 and 2006 fiscal years. Included in these losses are the anticipated costs of new rack acquisitions, consumer marketing and promotion programs. For 2005, we incurred approximately $60 million in losses from TV Guide magazine. The actual amount and timing of these losses will depend upon a number of factors, including the rate of rack acquisition and the level of consumer and advertiser acceptance. We believe the reformatted TV Guide magazine will begin to contribute positively to the Publishing Segment’s adjusted EBITDA in the latter half of 2008.

TV Guide Online derives revenues primarily from advertising. For the year ended December 31, 2005, advertising revenues increased by $1.6 million or 25.4%, as compared to the same period in 2004. This increase was primarily due to an increase in conventional advertising as conventional advertisers have focused more of their advertising spend on the internet and entertainment oriented websites. Although our ad revenue increased, our number of unique users has declined by 9% as compared to the same period in the prior year. In order to continue our ad revenue growth, we must increase our unique users. We believe we can increase our unique users by expanding our content offerings and through better affiliate marketing. In February 2006 our new search service was launched and we believe this service will increase our competitive position with consumers. In addition, beginning in the fourth quarter of 2005 and continuing into 2006, we are rolling out a program to increase search engine referrals to our site, thereby growing unique users.

Other revenues for 2005 primarily include the operations of Inside TV and TV Guide Data Solutions. In November of 2005 we ceased publication of Inside TV magazine. Inside TV, which was launched in April 2005, was not performing as well as expected and we have decided to focus our publishing unit’s efforts and resources on the re-launch of the full-sized TV Guide magazine. In 2005 we incurred $32.4 million in losses associated with the operations and shut-down of Inside TV.

Operating expenses in this Segment were $331.3 million for the year ended December 31, 2005, a decrease of $1.7 million, or 0.5%, from the same period in the prior year. This decrease was primarily due to a $36.7 million decrease in expenses at TV Guide magazine, partially offset by $32.4 million in Inside TV expenses. The decrease in TV Guide magazine expenses was primarily due to a $30.2 million decrease in production costs, primarily due to a decrease in printed copies, and a $6.5 million decrease in TV Guide magazine operating costs. In 2006, we expect a significant reduction in TV Guide magazine expenses, compared to 2005, due to the reduction in printed copies and the overall reduction in operating costs associated with the reformatted TV Guide magazine.

Additional Publishing Segment Operating Statistics

	2005	2004
	(in thousands)
TV Guide magazine circulation(1):
Newsstand(2)	330	450
Subscriptions	5,486	5,779
Sponsored/arrears	2,408	2,780

	8,224	9,009

(1)	Average weekly circulation for the year. 2005 includes 11 weeks of the full-sized TV Guide magazine.
(2)	Current period numbers include an estimate for returns. Prior period numbers are restated to reflect actual returns.

Cable and Satellite Segment

Effective January 1, 2005, international revenues generated from our TV Guide Channel and TV Guide Interactive businesses, which were previously reported in Other, have been included with TV Guide Channel and TV Guide Interactive, respectively. Prior periods have been reclassified to conform to the current period presentation. For the year ended December 31, 2005, revenues for this segment were $271.8 million, an increase of $40.9 million, or 17.7%, compared to the same period in 2004.

The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

	Year Ended December 31,		Change
	2005	2004	Dollars	Percent
Cable and Satellite Segment:
TV Guide Channel	$124,064	$117,258	$6,806	5.8%
TV Guide Interactive	96,115	74,705	21,410	28.7%
TVG Network	51,552	38,985	12,567	32.2%
Other	82	—	82	—

Total	$271,813	$230,948	$40,865	17.7%

For the year ended December 31, 2005, TV Guide Channel advertising revenues increased by $9.9 million or 10.6% as compared to the same period in the prior year. This growth was due to a $6.1 million increase in infomercial revenue and a $4.5 million increase in national advertising revenue. The increase in national advertising was driven primarily by increased CPMs, due to stronger programming and the Red Carpet Pre-shows. In 2005, TV Guide Channel’s primetime national household rating, as measured by Nielsen, increased 10% as compared to the prior year. We believe our advertising revenues will continue to grow due to our efforts to increase ratings and viewership by continuing to improve the quality of our programming.

For the year ended December 31, 2005 carriage revenues decreased by $3.1 million or 13.1%. Future TV Guide Channel revenue growth will be largely dependent on our ability to grow advertising revenues, as the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts.

For the year ended December 31, 2005, TV Guide Interactive’s revenue increased by $21.4 million or 28.7%, when compared to the same period in 2004. This increase was primarily due to a $24.3 million or 36.1% increase in licensing revenue due to an increase in the number of domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid. Due to the fact that we have licensed our IPG technology to most major domestic cable and satellite providers, future revenue growth for TV Guide Interactive will largely depend upon the overall growth in domestic digital cable and satellite subscribers. In addition, penetrating international markets could provide another growth opportunity.

IPG advertising revenues for the year ended December 31, 2005 decreased by $2.9 million or 39.6%, as compared to the same period in 2004. This decrease is due to the MSO that provided us with the majority of our advertising carriage in 2004 not carrying IPG advertising on the majority of its systems in 2005. Our ability to provide IPG advertising is generally at the discretion of the MSOs and DBS providers if they deploy their own IPG or a third party IPG, which is the case for the majority of subscribers for which we are paid a license fee. Our ability to increase advertising revenue in future periods is largely dependent on the development of an IPG advertising platform that is accepted by MSOs and DBS providers, advertisers and consumers.

For the year ended December 31, 2005, TVG Network, our interactive cable and satellite television network focused on horseracing, increased revenues by $12.6 million or 32.2%, as compared to the same period in 2004. This growth reflects increased wagering volumes for both our wagering operations and the wagering operations of our licensees. Our wagering operations and the wagering operations of our licensees have benefited from our continued growth in household distribution. As of December 31, 2005, TVG Network was available in approximately 18.0 million domestic cable and satellite homes, an increase of 25.9% as compared to December 31, 2004. Additionally, TVG Network is carried on Fox Sports Net in approximately 5.0 million southern California homes for two hours or more, five days a week.

Operating expenses in this Segment were $163.4 million for the year ended December 31, 2005, an increase of $30.4 million, or 22.8%, from the same period in the prior year. The increase in operating expenses was primarily due to a $10.8 million increase in programming and marketing costs associated with the Red Carpet events and other TV Guide Channel original programming, and a $3.3 million increase in TV Guide Channel compensation costs, primarily due to severance and temporary compensation expense principally related to the new programming. Also contributing to the increase was a $5.1 million increase in operating costs at TV Guide Interactive, primarily due to an increase in costs for the Guideworks, LLC joint venture, as well as $5.7 million in costs associated with the launch and continuing operations of TV Guide Spot, for which there was no comparable cost in the prior year.

Additional Cable and Satellite Segment Operating Statistics

	As of 12/31/2005	As of 12/31/2004
Subscriber Data (in thousands)(1)
TV Guide Channel	77,353	76,667
TVG Network	18,000	14,300
Cable and Satellite Technology Licenses	39,372	32,659

(1)	Subscriber data represents:

•	Nielsen households for TV Guide Channel
•	Households for TVG Network are based primarily on information provided by distributors
•	Cable and Satellite Technology Licenses for which we are paid, as reported by domestic cable and satellite distributors that provided their subscribers either our IPG or another party’s IPG provided under a patent license from us

CE Licensing Segment

For the year ended December 31, 2005, revenues in this Segment were $94.5 million, a decrease of $23.1 million or 19.6%, as compared to the same period in 2004. The decrease in revenue for the year ended December 31, 2005 was primarily due to the absence of $19.4 million in settlements and DBS revenues no longer being collected from CE manufacturers of DirecTV’s set-top boxes. We are now paid directly by DirecTV and report these revenues in our Cable and Satellite Segment. Excluding settlements and DBS, revenues for the year ended December 31, 2005 from our VCR Plus+, CE IPG and Other CE businesses were flat as compared to the same period in 2004.

The following table shows the breakdown of revenues in the CE Licensing Segment by product (in thousands):

	Year Ended December 31,		Change
	2005	2004	Dollars	Percent
CE Licensing Segment:
VCR Plus+	$42,375	$51,531	$(9,156)	(17.8)%
CE IPG	43,057	48,789	(5,732)	(11.7)%
DBS	693	9,719	(9,026)	(92.9)%
Other	8,354	7,502	852	11.4%

Total	$94,479	$117,541	$(23,062)	(19.6)%

Our VCR Plus+ business includes technology, marketed under the VCR Plus+ brand in North America, the G-Code brand in Asia and the Video Plus+/ShowView brand in Europe, which is incorporated in CE products. For the year ended December 31, 2005, revenues decreased by $9.2 million or 17.8% as compared to the same period in 2004. This decline is partially due to not recognizing revenue from a major CE manufacturer whose contract expired. Although this CE manufacturer has continued to ship units this year, it has not remitted payment to us nor provided us with a units shipped report. While contract negotiations with this manufacturer are ongoing, there can be no assurance that a new agreement will be reached or on what terms. The remainder of this decline is primarily due to a decline in units incorporating our VCR Plus+ technology shipped by tier-one manufacturers as well as a reduction in revenue due to the technology bundling deals discussed below. The decline at these tier-one CE manufacturers was partially offset by increased revenue from manufacturers of mid to low-end digital recorders, including tier-two manufacturers who had not previously licensed this technology. In 2006, we believe sales of CE products containing our VCR Plus+ technology will continue to decrease and VCR Plus+ revenues are likely to decrease due to this sales decline and the bundling deals discussed below. Additionally, we anticipate consumers will continue to demand more advanced guidance and recording technologies in digital devices as the cost of these technologies decreases. While this will likely continue the decrease in demand for VCR Plus+, we believe this demand will increase our CE IPG revenues and offset the decrease in VCR Plus + revenues.

Our CE IPG business includes (i) our IPG incorporated in CE products under the G-GUIDE brand in Japan, GUIDE Plus+ brand in Europe, and TV Guide On Screen brand in North America; and (ii) IPG patent licenses with third parties other than cable and satellite service providers. For the year ended December 31, 2005, excluding $14.0 million of settlements which occurred in 2004, revenues based on the number of CE products shipped which incorporate our IPG technology increased by $7.9 million or 48.5% as compared to the same period in the prior year. This increase was primarily driven by increases in revenues from the incorporation of our technology in CE products sold in Japan and Europe. Also contributing to the increase is revenue from SA set-top box shipments, which did not occur in 2004 (see below). Our CE IPG business continues to be strongest in Japan, which is where we anticipate a large percentage of our 2006 revenue growth. We also believe we will see revenue growth in 2006 from the incorporation of our IPG in products sold in Europe. The North American IPG market is dominated by DBS and MSO provided IPGs. While we believe in the long term prospects of the North American CE IPG market, the low take up rate for cable cards and the prevalence of alternative IPGs (generally licensed by us and recognized in the Cable and Satellite Segment) means that growth in our North American CE IPG business will be slower to materialize. Also included in CE IPG revenue is the continued amortization of up-front payments received under long-term patent licenses; $17.1 million for each of the years ended December 31, 2005 and 2004.

On June 1, 2005, we entered into settlement, cross-licensing and porting agreements with SA. Pursuant to those agreements, the parties resolved all outstanding litigation between them. Under these agreements, during a term of up to 9.5 years commencing July 1, 2005, the parties are obligated to make various payments to each other. The annual license fees due from SA to us will be calculated on a per unit basis based upon the number and type of products incorporating our technology and shipped by SA to its customers during the term, subject to annual minimum payments. Our annual license fee payments to SA will be fixed. The minimum aggregate license fees that we are entitled to receive from SA during the term will equal approximately $154 million. The aggregate payments to be made by the Company to SA during the term, based on the cross-license and porting agreements, will be approximately $89 million. The actual amount and timing of the revenue that the Company records under these agreements will depend upon the number and type of product shipments that SA reports during each year of the term. IPG revenue above includes revenue related to SA units shipped in the third quarter 2005, which were reported to us in the fourth quarter of 2005.

In order to encourage the incorporation of our IPG in CE products, we offered certain large CE manufacturers the opportunity to bundle both our IPG and VCR Plus+ technology at a significant discount beginning with sales reported in the first quarter of 2005. Although in the near-term combined IPG and VCR Plus+ revenue has been reduced, we believe this will ultimately accelerate the incorporation of our IPG to our benefit.

As a result of our agreement with DirecTV, DBS revenues are no longer collected from CE manufacturers of DirecTV’s set-top boxes, but instead are paid by DirecTV, and thus reported in our Cable and Satellite Segment, on a recurring revenue model based initially on new subscribers. As such, we no longer anticipate recognizing significant DBS revenues in the CE Licensing Segment. Additionally, revenues for year ended December 31, 2004 included $5.4 million in settlements.

For the year ended December 31, 2005, operating expenses in this segment were $54.3 million, a decrease of $20.6 million or 27.5% when compared to the same period in 2004. This decrease is largely due to a $26.5 million decrease in the CE Segment’s legal expenses, primarily due to the SA settlement. The decline in legal expenses was partially offset by a $3.0 million increase in compensation costs, primarily due to $2.5 million in severance costs.

Corporate Segment

Our Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions and includes related costs such as certain litigation and insurance costs. For the year ended December 31, 2005, corporate expenses were $61.5 million a decrease of $17.4 million or 22.1% as compared to the same period in the prior year. The decline in corporate expenses was primarily due to a $16.7 million decline in corporate legal expenses, which was primarily due to a $13.0 million decrease in legal expenses representing advancements to our former officers. The Company is a party to several significant pending legal proceedings, and various proceedings for which we are required to advance the legal fees and expenses incurred by our former officers remain unresolved. Accordingly, we expect legal expenses to continue to be significant for the foreseeable future.

In 2006 we believe corporate expenses will increase significantly as we pursue various strategic initiatives to better position ourselves as the leading consumer brand for video guidance across multiple platforms. As with our business development and product development and technology groups’ costs, to the extent that these costs support company-wide initiatives or to the extent that they are preliminary spend against an initiative that has not been assigned to a business segment, these costs will likely be included in operating expenses in our Corporate Segment.

Segment Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

Segment information for 2004 and 2003 is presented and reconciled to consolidated loss from continuing operations before income taxes in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as follows (in thousands):

	Year Ended December 31,		Change
	2004	2003
Publishing Segment:
Revenues	$327,880	$374,150	$(46,270)
Operating expenses, exclusive of lease settlement(1)	333,004	370,853	(37,849)
Lease Settlement	(10,088)	—	(10,088)

Adjusted EBITDA(2)	4,964	3,297	1,667

Cable and Satellite Segment:
Revenues	230,948	161,776	69,172
Operating expenses(1)	133,040	121,657	11,383

Adjusted EBITDA(2)	97,908	40,119	57,789

CE Licensing Segment:
Revenues	117,541	109,767	7,774
Operating expenses(1)	74,941	69,911	5,030

Adjusted EBITDA(2)	42,600	39,856	2,744

Corporate Segment:
Operating expenses(1)	78,870	169,257	(90,387)

Adjusted EBITDA(2)	(78,870)	(169,257)	(90,387)

	Year Ended December 31,		Change
	2004	2003
Revenues	676,369	645,693	30,676
Operating expenses, exclusive of lease settlement(1)	619,855	731,678	(111,823)
Lease Settlement	(10,088)	—	(10,088)

Adjusted EBITDA(2)	66,602	(85,985)	152,587
Stock compensation	(437)	(33,551)	33,114
Depreciation and amortization	(39,037)	(131,967)	92,930
Impairment of intangible assets	(131,637)	(391,003)	259,366

Operating loss	(104,509)	(642,506)	537,997
Interest income (expense), net	5,498	(4,288)	9,786
Other income, net	14,413	3,760	10,653

Loss from continuing operations before income taxes	$(84,598)	$(643,034)	$558,436

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.
(2)	Adjusted EBITDA is defined as operating loss, excluding stock compensation, depreciation and amortization and impairment of intangible assets. We believe adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources to the industry segments.

Publishing Segment

For the year ended December 31, 2004, revenues for this segment were $327.9 million, a decrease of $46.3 million, or 12.4%, compared to the same period in 2003.

The following table shows the breakdown of revenues in the Publishing Segment by business unit (in thousands):

	Year Ended December 31,		Change
	2004	2003	Dollars	Percent
Publishing Segment:
TV Guide magazine	$321,153	$362,927	$(41,774)	(11.5)%
TV Guide Online	6,366	4,595	1,771	38.5%
Other	361	6,628	(6,267)	(94.6)%

Total	$327,880	$374,150	$(46,270)	(12.4)%

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

Operating expenses in this Segment, exclusive of the Gemstar eBook lease settlement, were $333.0 million for the year ended December 31, 2004, a decrease of $37.8 million, or 10.2%, from the same period last year. The year-over-year decrease in operating expenses for 2004, was primarily due to a reduction in TV Guide magazine expenses of $29.9 million and eBook business expenses of $8.4 million. The net reduction in TV Guide magazine expenses was primarily due to the absence of relaunch expenses of $20.1 million incurred in 2003, reduced compensation expenses of $3.5 million, and reduced production costs of $6.7 million primarily due to the discontinuation of the monthly cable guide and lower paper rates.

Additional Publishing Segment Operating Statistics

	2004	2003
	(in thousands)
TV Guide magazine circulation (1):
Newsstand (2)	450	660
Subscriptions	5,779	5,422
Sponsored/arrears	2,780	2,933

	9,009	9,015

(1)	Average weekly circulation for the year.
(2)	Current period numbers include an estimate for returns. Prior period numbers are restated to reflect actual returns.

Cable and Satellite Segment

For the year ended December 31, 2004, revenues for this segment were $230.9 million, an increase of $69.2 million, or 42.8%, compared to the same period in 2003.

The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

	Year Ended December 31,		Change
	2004	2003	Dollars	Percent
Cable and Satellite Segment:
TV Guide Channel	$117,258	$104,712	$12,546	12.0%
TV Guide Interactive	74,705	28,717	45,988	160.1%
TVG Network	38,985	28,347	10,638	37.5%

Total	$230,948	$161,776	$69,172	42.8%

For the year ended December 31, 2004, TV Guide Channel revenues increased by $12.5 million, or 12.0%, compared to the same period in 2003. This increase was primarily attributable to increased advertising revenues. Rate increases, related to the TV Guide Channel’s expanded distribution, led to an increase in infomercial revenues. Focused selling efforts on the program promotion category and the positive impact the Olympics had on the conventional advertising revenues drove the remaining increase.

The most significant contributor to the increased Cable and Satellite Segment revenues for the year ended December 31, 2004, compared to the same period in 2003, was TV Guide Interactive. TV Guide Interactive revenues increased by $46.0 million, or 160.1%, when compared to the same period in 2003. The increase is primarily attributable to recent technology licenses with the two largest MSOs, Comcast and Time Warner Cable, and the two major DBS providers, DirecTV and EchoStar. Additionally, IPG advertising revenues increased by $2.9 million, or 65.7%, compared to the same period in 2003.

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

Additional Cable and Satellite Segment Operating Statistics

	As of 12/31/2004	As of 12/31/2003
Subscriber Data (in thousands)(1)
TV Guide Channel	76,667	57,091
TVG Network	14,300	12,300
Cable and Satellite Technology Licenses	32,659	11,456

(1)	Subscriber data represents:

•	Nielsen households for TV Guide Channel
•	Households for TVG Network are based primarily on information provided by distributors
•	Cable and Satellite Technology Licenses for which we are paid, as reported by domestic cable and satellite distributors that provided their subscribers either our IPG or another party’s IPG provided under a patent license from us

CE Licensing Segment

For the year ended December 31, 2004, revenues in this Segment were $117.5 million, an increase of $7.8 million, or 7.1%, compared to the same period in 2003. Of the total revenue in CE Licensing in 2004 and 2003, $19.4 million and $14.5 million, respectively, were due to settlements.

The following table shows the breakdown of revenues in the CE Licensing Segment by product (in thousands):

	Year Ended December 31,		Change
	2004	2003	Dollars	Percent
CE Licensing Segment:
VCR Plus+	$51,531	$50,944	$587	1.2%
CE IPG	48,789	25,317	23,472	92.7%
DBS	9,719	28,301	(18,582)	(65.7)%
Other	7,502	5,205	2,297	44.1%

Total	$117,541	$109,767	$7,774	7.1%

Our VCR Plus+ business includes technology, marketed under the VCR Plus+ brand in North America, the G-Code brand in Asia and the Video Plus+/ShowView brand in Europe, that is incorporated in CE products. For the year ended December 31, 2004, revenues increased by $0.6 million, or 1.2% compared to the same period in 2003.

Our CE IPG business includes (i) our IPG incorporated in CE products under the TV Guide On Screen brand in North America, G-GUIDE brand in Asia, and GUIDE Plus+ brand in Europe; and (ii) IPG patent licenses with third parties other than our cable and satellite licensees. Revenues from our IPGs incorporated in CE products for the year ended December 31, 2004 were $30.2 million, an increase of $23.2 million, or 332.2%, compared to the same period in 2003. Contributing to this increase are settlements of $14.0 million, compared to a $0.9 million in settlements for the same period last year. Excluding these settlements, the majority of the IPG patent license revenues reported in our CE IPG business continue to be from the amortization of up-front payments received under long-term patent licenses; $17.1 million for the years ending December 31, 2004 and 2003.

License fees from DBS set-top box suppliers for the year ended December 31, 2004 decreased by $18.6 million compared to the same period in 2003. As a result of our agreement with DirecTV, DBS revenues are no longer collected from CE manufacturers of DirecTV’s set-top boxes, but instead are paid by DirecTV, and thus reported in our Cable and Satellite Segment, on a recurring revenue model based initially on new subscribers. As such, we no longer anticipate recognizing significant DBS revenues in the CE Licensing Segment. Additionally, revenues for the years ended December 31, 2004 and 2003 included $5.4 million and $13.5 million in settlements, respectively.

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

Liquidity and Capital Resources

As of December 31, 2005, our cash, cash equivalents and marketable securities were $474.4 million. In addition, we had restricted cash of $39.5 million maintained in segregated, interest-bearing accounts. Of this amount, $38.6 million relates to the November 2002 management and corporate governance restructuring, which is described in footnote 12.

Net cash flows used in operating activities were $121.7 million for the year ended December 31, 2005 compared to cash provided of $387.1 million for the same period last year. The decrease was primarily due to us receiving a one-time $250.0 million upfront license fee from Comcast and a one-time $190.0 million upfront license fee from EchoStar, in the prior year. These license fees, less certain adjustments, were recorded as deferred revenue, and will be recognized as revenue on a straight-line basis over the term of the license agreements. We do not anticipate receiving similar one-time payments during 2006.

Taking into account severance costs, losses associated with the wind-down of the digest product, and the conversion costs of the new format, we project that TV Guide magazine operations (excluding Inside TV) will incur aggregate operating losses of approximately $100 million to $110 million over the 2005 and 2006 fiscal years. Included in these losses are the anticipated costs of new rack acquisitions, consumer marketing and promotion programs. For 2005, we incurred approximately $60 million in losses from TV Guide magazine. The actual amount and timing of these losses will depend upon a number of factors, including the rate of rack acquisition and the level of consumer and advertiser acceptance. We believe the reformatted TV Guide magazine will begin to contribute positively to the Publishing Segment’s adjusted EBITDA in the latter half of 2008.

Net cash flows provided by investing activities were $23.5 million for the year ended December 31, 2005 compared to $28.9 million in the same period last year. This decrease was primarily due to us receiving $14.5 million in connection with the sale of equity method investments in 2004 partially offset by a $8.7 million increase in additions to property and equipment.

We intend to pursue various strategic initiatives to better position ourselves as the leading consumer brand for video guidance across multiple platforms. We anticipate that these initiatives will result in additional operating and capital expenditures. In 2006 we plan to make capital expenditures of approximately $40.0 million to $45.0 million as compared to $22.1 million in 2005. This increase in spending primarily relates to enhancing our data infrastructure, building a digital content infrastructure, increasing production infrastructure for TV Guide Channel and upgrading our systems and information technology infrastructure, including implementing Oracle as our centralized financial system. In addition to these capital expenditures, we anticipate operating expenses associated with these initiatives, and for additional research and development activities, of approximately $15 million to $20 million. As with our business development and product development and technology groups’ costs, to the extent that these costs support company-wide initiatives or to the extent that they are preliminary spend against an initiative that has not been assigned to a business segment, these costs will likely be included in operating expenses in our Corporate Segment.

Net cash flows provided by financing activities were $5.1 million for the year ended December 31, 2005, compared to $114.4 million used for the same period last year. The increase was primarily due to the repayment of a bank credit facility in April 2004 in the amount of $138.4 million offset by a $21.7 million decline in proceeds from stock options exercised.

We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in deferred revenue on the consolidated balance sheets. As of December 31, 2005, current and long-term deferred revenue totaled $565.2 million. Our liability for prepaid magazine subscriptions is limited to the unearned payments in the event customers cancel their subscriptions. Our liability for other payments is limited to a refund of unearned payments in the event that we are unable to provide service. No material refunds have been paid to date.

We anticipate reducing deferred revenues by approximately $75.0 million to $85.0 million in 2006 primarily from the recognition of deferred revenue. Included in the estimate above is a $15.0 million to $20.0 million reduction in TV Guide magazine’s deferred subscription revenues due to the planned decline of the paid subscriber base during 2006.

For the year ended December 31, 2005, the Company paid $93.6 million in income taxes. As a result of the completion of an IRS examination of the Company’s federal income tax returns for the years 2000 and 2001, the Company is entitled to a tax refund of $13.6 million plus interest. Additionally, the Company filed another income tax refund request in the fourth quarter of 2005 for approximately $35.8 million. The full amount of these tax refunds are reflected in the Company’s consolidated balance sheet at December 31, 2005. The Company received its $35.8 million tax refund and approximately half of its $13.6 million refund from the IRS in the first quarter of 2006. The Company anticipates receiving the balance of its $13.6 million refund in the first half of 2006.

The IRS is currently examining our U.S. federal tax returns for years 2002 and 2003. The results of this and future IRS examinations may result in the recognition of significant amounts of income or significant cash outlays in future periods. We believe that adequate reserves have been made for any adjustment that might be assessed for open years.

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

The following is a summary of our future minimum payments under certain contractual obligations as of December 31, 2005 (in millions):

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital Leases	$21.9	$1.6	$3.2	$3.2	$13.9
Operating Leases	56.6	13.9	17.4	11.5	13.8
Purchase Obligations	29.6	19.5	5.9	1.3	2.9
JV Funding Obligations	13.9	13.9	—	—	—

Total	$122.0	$48.9	$26.5	$16.0	$30.6

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

We have income both from foreign and domestic sources. The Company’s tax structure is complex. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of our actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. The ultimate resolution of our current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2005 and 2004, we have established valuation allowances of $134.1 million and $148.5 million, respectively, against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Legal and Other Loss Contingencies

A significant amount of management estimation is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to our consolidated results of operations and financial position. As of December 31, 2005 and 2004, we had accrued $23.1 million and $31.2 million, respectively, for contingent matters.

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

Over the past several years, the operating results of our magazine publishing business have deteriorated due to significant declines in TV Guide magazine’s newsstand sales, contribution per copy, and advertising revenue. We sought to reverse such declines through a variety of different initiatives, including editorial changes and aggressive promotional offerings. However, those efforts were unsuccessful. Consequently, during the fourth quarter of 2005 we transformed our TV Guide magazine from a digest-sized, listings oriented format to a more contemporary full-sized, full-color magazine, filled with more features and photos and targeted at a younger demographic. However, several other widely circulated magazines and other media outlets seek to appeal to this market segment and there can be no assurance that the transformed magazine will appeal to or be accepted by this market segment or the advertisers who seek to reach it. A business initiative of this scale is inherently risky and there can be no assurance that our assumptions are valid or that our circulation goals can be achieved. Additionally, the cost of transforming the magazine will be substantial, and that should this effort fail, the cost of pursuing other alternatives will be significant. We cannot assure that we will be successful in transforming the magazine or that the transformed magazine or our magazine publishing business will achieve profitability.

We face risks arising from our TV Guide Channel strategy.

Revenues at TV Guide Channel consist of affiliate fees and advertising revenues; however, since the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts; we do not expect significant growth in affiliate revenues in the future. Accordingly, the results at TV Guide Channel are highly dependent upon advertising revenue. Advertising revenue at the TV Guide Channel is primarily dependent on the extent of distribution of the network, viewership ratings, such as those published by Nielsen, and continuing advertising strength in the marketplace. While TV Guide Channel has benefited, to a certain degree, from the expanded distribution that we have achieved, a significant portion of the expanded distribution has been to DBS subscribers, who did not previously have TV Guide Channel as a programming choice. Digital cable and DBS homes also have many more channels and generally use an IPG for listing information. As such, the viewership of TV Guide Channel in digital cable and DBS homes has been minimal to date. We have been investing in new programming and marketing initiatives at the TV Guide Channel with an expectation that the additional investments that we are making in programming and marketing will, in the future, result in increased viewership in both cable and DBS homes. If our viewership ratings do not improve sufficiently or we are unable to maintain broad distribution of the TV Guide Channel, our increased programming and marketing costs could have a material adverse effect on our Cable and Satellite Segment results of operations. Also, certain of the long-term agreements with MSOs for the TV Guide Channel allow for the migration to exclusively digital carriage. If the MSO elects to migrate TV Guide Channel earlier than we currently expect, the Company will experience a significant reduction of TV Guide Channel subscribers resulting in reduced license fee revenue and potentially reduced advertising revenue. We cannot assure you that we will be successful in implementing our programming and marketing initiatives, or that such initiatives will result in increased viewership ratings and advertising revenues for TV Guide Channel or that any initial increase in viewership ratings will be sustainable over time.

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

Our ability to provide IPG advertising is at the discretion of the MSO and DBS providers who have entered into license agreements to deploy their own IPG or a third party IPG. Our ability to increase the revenues that we derive from the sale of advertising on IPGs distributed by our cable and satellite licensees will depend on the implementation of IPG advertising by such licensees, as well as on increased acceptance of IPG advertising by consumers and advertisers. The market for IPG advertising is at an early stage of development and we cannot assure you that we will succeed in our efforts to develop IPG advertising as a widely accepted advertising medium. The MSO that provided us with the majority of our advertising carriage in 2004 is no longer carrying IPG advertising on the majority of its systems.

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

The worldwide shipment of VCRs has, and is expected to continue to decline as VCRs are replaced by digital recording devices such as DVD recorders and DVRs. Although VCR Plus+ is now being incorporated into some lower price point digital recording devices, there is no assurance that this practice will become widespread or continue. Furthermore, in order to encourage the incorporation of our IPG in CE products, we are offering certain large CE manufacturers the opportunity to bundle both our IPG and VCR Plus+ technology at a significant discount beginning with sales reported in fiscal 2005. We anticipate this could lead to a decrease in combined IPG and VCR Plus+ revenues in fiscal 2006. While we believe this will ultimately accelerate the incorporation of our IPG to our benefit, there can be no assurance that this will be the case. In addition, there can be no assurance that we will be able to renew our existing VCR Plus+ agreements as they expire, upon terms as favorable to us as those contained in prior contracts, or at all.

We face competition in many areas and the competition could negatively impact our operating results.

We face competition from a wide range of other companies in the communications, advertising, media, entertainment, publishing, information, Internet services, software and technology fields. The competitive environment could, among other results, require price reductions for our products and services, require increased spending on marketing and development, limit our ability to develop new products and services, limit our ability to acquire rights to produce and/or display content that is popular among our targeted audience, limit our ability to expand our customer base or even result in attrition in our customer base. Any of these occurrences could negatively impact our operating results. Many of our competitors have greater financial and human resources than we do. As a result, these competitors can compete more effectively by offering customers better pricing and other more favorable terms and conditions. Our IPGs face competition from companies that produce and market program guides as well as television schedule information in a variety of formats, both print and electronic. Several products and services on the market offer simplified VCR programming functions that compete with our VCR Plus+ system. TV Guide magazine competes with general entertainment and other magazines at newsstand and for subscribers. The TV Guide Channel competes with general entertainment channels for television viewership and carriage on cable and DBS systems. TV Guide Online competes with general entertainment Web sites for visitors and will compete with established online search providers. Each of TV Guide magazine, TV Guide Channel and TV Guide Online vie for marketers’ advertising spend with other media outlets. TVG Network competes for viewers with other television networks, one of which is under common ownership with several racetracks and accepts wagers from residents of more states than TVG Network accepts. In addition, TVG Network and its licensees compete for wagering revenue with other account wagering operations and industry participants.

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

Our investments in developing new products and services, improving existing products and services, and enhancing infrastructure may not be effective.

We have recently established a new product group to enhance the Company’s product development efforts. The process of developing and marketing new products and services is inherently complex and uncertain, and there are a number of risks, including the following:

•	we cannot assure you that the level of funding and significant resources we are committing for investments in new products, services, technologies and initiatives will be sufficient or result in successful new products, services or technologies;

•	we cannot assure you that we can anticipate successfully the new products, services and technologies which will gain the market acceptance necessary to generate significant revenues;

•	we cannot assure you that our newly developed products, services or technologies can be successfully protected as proprietary intellectual property rights or will not infringe the intellectual property rights of others; and

•	our products, services and technologies may become obsolete due to rapid advancements in technology and changes in consumer preferences.

Furthermore, we have made significant investments in the development of new products, services and technologies, such as our initiatives to transform TV Guide magazine, enhance TV Guide Channel’s programming, launch TV Guide Spot, create TV Guide Mobile and other Digital Media initiatives, and increase and enhance the functionality of our interactive products, but the success of such products, services and technologies is largely dependent on factors such as market acceptance. Furthermore, the success of TV Guide Channel, TV Guide Spot and TV Guide Mobile will depend, in part, upon our ability to enter into and maintain agreements with third parties to distribute these services to consumers. Our failure to anticipate adequately changes in the industries in which we operate and the markets we serve, and to develop attractive new products and services, including any of the risks described above, may reduce our future growth and profitability and may adversely affect our business results and financial condition.

Additionally, we have made and expect to make significant investments in infrastructure, tools, systems, technologies and content, including initiatives relating to digital asset and rights management and data warehouses, aimed to create, assist in the development or operation of, or enhance our ability to deliver, innovative guidance products and services across multiple media, digital and emerging platforms. These investments may ultimately cost more than is anticipated, their implementation may take longer than expected and they may not meaningfully contribute to or result in successful new or enhanced products, services or technologies.

We are also investing in integrated financial, contract management and reporting systems, aimed to support our current and future businesses, as well as to enhance our operational and corporate infrastructure. These additional infrastructure investments may ultimately cost more than is anticipated, their implementation may take longer than we expect or they may otherwise fail to meet our needs and expectations.

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

Shipments of CE products tend to be higher in the second and fourth calendar quarters. We recognize revenues associated with our technology incorporated in these CE products when the shipments are reported to us, which is normally the quarter immediately following that of actual shipment by the licensee. General advertising also tends to be higher in the fourth quarter. In addition, manufacturer shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. Newsstand sales of our print products tend to be higher in the first and fourth calendar quarters. As a result, we may experience variability in our licensing and advertising revenues.

Paper and postal price increases can materially raise our costs associated with the production and delivery of TV Guide magazine.

The price of paper can be a significant factor affecting TV Guide magazine’s operating performance. We do not hedge against increases in paper costs. Paper prices may increase and if we cannot pass these costs on to our customers, the increases may have a material adverse effect on us. Postage for product distribution, billings, renewals, and direct mail solicitations is also a significant, uncontrollable expense to us.

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

TVG Network derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. Additionally, TVG Network’s Internet-based horse race wagering operations are heavily regulated. Adverse changes in the political climate, new legislation or regulatory activity could harm our business. From time to time, the California Horse Racing Board has considered various proposals that, if enacted, would detrimentally impact the revenue that TVG derives from the California market or otherwise adversely impact TVG’s business model. From time to time, members of Congress and state legislatures have introduced bills that would prohibit or severely restrict off-track interstate pari-mutuel or Internet-based wagering. At this time, there is a risk that new legislation or regulatory activity that would prohibit Internet-based wagering will be pursued in order to rectify possible nonconformity by the United States with the General Agreement on Trade in Services treaty as recently determined by an appellate body of the World Trade Organization. In addition, from time to time, payment systems have, on behalf of their member financial institutions, taken actions to limit the use of credit cards and debit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations. Although such efforts to restrict payment mechanisms may not be targeted at the lawful activity of licensed operations such as TVG Network, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects.

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

Although we have settled with the SEC regarding its investigation of the Company and we have settled most of the related shareholder and securities litigation filed against the Company, some of our former officers and directors have been named as defendants in certain of these matters. The plaintiff class in the purported class action captioned In re Gemstar-TV Guide International Securities Litigation, Case No. CV 02-2775 MRP (PLAx) has retained all of its securities fraud claims against our former CEO and former CFO. In addition, although three of the former officers and directors of the Company who were named defendants in the pending SEC civil action completed settlements with the SEC, and one other former officer has reportedly reached a proposed settlement with the Los Angeles Office of the SEC (subject to final approval from the SEC and the court), the SEC recently completed a trial against the Company’s former CEO. Further, a proposed plea bargain agreement with our former CEO and the Department of Justice (“DOJ”), which had also been conducting an investigation into allegations raised against some of the Company’s former officers and directors in the SEC investigation and the related shareholder lawsuits, was recently rejected by a U.S. District Court judge. The Company is generally obligated, to the extent permitted by law, to indemnify our former directors and officers who are named defendants in some of these lawsuits and investigations. In addition, we are generally obligated, to the extent permitted by law, to advance legal defense costs and expenses incurred by those individuals. Our ability to anticipate the timing and amount of those costs and expenses that will be submitted to us for advancement is limited; however, those amounts have been significant and may continue to be significant until these matters are fully resolved. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments or settlements against our indemnities that could require substantial payments by us, which could have a material adverse effect on our financial position and results of operations.

Unfavorable outcomes in legal proceedings may adversely affect our business and operating results.

Our results may be affected by the outcome of pending and future litigation and the protection and validity of our patents and other intellectual property rights. Our patents and other intellectual property rights are important competitive tools and many generate income under license agreements. We cannot assure you that our intellectual property rights will not be challenged, invalidated or circumvented in the United States or abroad. Unfavorable rulings in our legal proceedings, including those described in Note 11, “Litigation and Other Contingencies,” to the Consolidated Financial Statements, may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

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

Although we recently implemented a disaster recovery program, a disaster could nevertheless damage our operations.

We recently implemented a disaster recovery or business continuity program as part of a phased implementation of a more comprehensive and responsive recovery capability. While the new plan provides recoverability and a utility for our critical operations, the system is not yet comprehensive as it relates to all of our production, publishing and transmission operations. In the event of a catastrophic disruption, there remain some single points of failure or delays in timely recovery of or within our processes and technology that would cause us to lose, or cause an undue delay in, our ability to provide transmission or publishing capabilities. In that event, we would have to operate at reduced service levels that could have a material adverse affect on our relationships with our customers, our revenue generation and our brand.

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

ITE M 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2005. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2005, the disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and acting principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control— Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Gemstar-TV Guide International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gemstar-TV Guide International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gemstar-TV Guide International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Gemstar-TV Guide International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gemstar-TV Guide International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Gemstar-TV Guide International, Inc. and our report dated February 17, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Los Angeles, California

February 17, 2006

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2005. The information regarding executive officers appears under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K and is also incorporated by reference in this section.

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

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2005.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC. (Registrant)

Date: March 8, 2006	By:	/S/ RICHARD BATTISTA
Richard Battista Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on March 8, 2006 in the capacities indicated.

Signatures	Title

/S/ RICHARD BATTISTA Richard Battista	Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

/S/ PETER C. HALT Peter C. Halt	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/S/ ANTHEA DISNEY Anthea Disney	Chairman and Director

/S/ PETER CHERNIN Peter Chernin	Director

/S/ DAVID F. DEVOE David F. DeVoe	Director

/S/ NICHOLAS DONATIELLO, JR. Nicholas Donatiello, Jr.	Director

/S/ JAMES E. MEYER James E. Meyer	Director

/S/ K. RUPERT MURDOCH K. Rupert Murdoch	Director

/S/ JAMES P. O’SHAUGHNESSY James P. O’Shaughnessy	Director

/S/ RUTHANN QUINDLEN Ruthann Quindlen	Director

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

All schedules for annual reports filed on Form 10-K are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Gemstar-TV Guide International, Inc.

We have audited the accompanying consolidated balance sheets of Gemstar-TV Guide International, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gemstar-TV Guide International, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gemstar-TV Guide International, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Los Angeles, California

February 17, 2006

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$465,131	$558,529
Restricted cash	39,484	38,880
Marketable securities	9,253	11,191
Receivables, net	77,230	116,958
Deferred tax assets, net	21,305	3,863
Current income taxes receivable	50,204	21,333
Other current assets	29,348	30,950

Total current assets	691,955	781,704
Property and equipment, net	51,127	45,483
Indefinite-lived intangible assets	61,800	66,272
Finite-lived intangible assets, net	107,638	123,349
Goodwill	259,524	259,524
Income taxes receivable	55,629	40,998
Deferred tax assets, long-term	10,143	—
Other assets	21,866	38,020

	$1,259,682	$1,355,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,111	$62,284
Accrued liabilities	166,285	171,621
Income taxes payable	3,259	232
Current portion of capital lease obligations	558	515
Current portion of deferred revenue	139,913	154,664

Total current liabilities	339,126	389,316
Deferred tax liabilities, net	—	28,274
Long-term capital lease obligations, less current portion	12,715	13,274
Deferred revenue, less current portion	425,286	485,941
Other liabilities	109,349	127,753
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 150,000 shares, none issued	—	—
Common stock, par value $.01 per share; authorized 2,350,000 shares; 433,759 shares issued and 426,162 shares outstanding at December 31, 2005; 433,754 shares issued and 424,063 shares outstanding at December 31, 2004	4,337	4,337
Additional paid-in capital	8,465,785	8,478,540
Accumulated deficit	(8,022,885)	(8,077,700)
Accumulated other comprehensive income, net of tax	477	659
Treasury stock, at cost; 7,597 shares at December 31, 2005 and 9,691 shares at December 31, 2004	(74,508)	(95,044)

Total stockholders’ equity	373,206	310,792

	$1,259,682	$1,355,350

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues:
Publishing	$237,900	$327,880	$374,150
Cable and satellite	271,813	230,948	161,776
Consumer electronics licensing	94,479	117,541	109,767

	604,192	676,369	645,693
Operating expenses:
Publishing	331,343	333,004	370,853
Lease settlement	—	(10,088)	—
Cable and satellite	163,448	133,040	121,657
Consumer electronics licensing	54,296	74,941	69,911
Corporate	61,455	78,870	169,257

Operating expenses, exclusive of expenses shown below	610,542	609,767	731,678
Stock compensation	132	437	33,551
Depreciation and amortization	29,184	39,037	131,967
Impairment of intangible assets	—	131,637	391,003

	639,858	780,878	1,288,199

Operating loss	(35,666)	(104,509)	(642,506)
Interest income (expense), net	15,544	5,498	(4,288)
Other income, net	337	14,413	3,760

Loss from continuing operations before income taxes	(19,785)	(84,598)	(643,034)
Income tax benefit	(40,395)	(8,566)	(64,102)

Income (loss) from continuing operations	20,610	(76,032)	(578,932)

Discontinued operations:
Income from discontinued operations	8,394	23,336	9,054
Gain (loss) on disposal of discontinued operations	43,169	(28,882)	—
Income tax expense	17,358	12,883	7,520

Income (loss) from discontinued operations	34,205	(18,429)	1,534

Net income (loss)	$54,815	$(94,461)	$(577,398)

Basic and diluted per share:
Income (loss) from continuing operations	$0.05	$(0.18)	$(1.41)
Income (loss) from discontinued operations	0.08	(0.04)	—

Net income (loss)	$0.13	$(0.22)	$(1.41)

Weighted average shares outstanding:
Basic	425,366	422,723	410,265
Diluted	426,240	422,723	410,265

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Unearned Compensation	Treasury stock		Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2002	418,175	$4,182	$8,422,797	$(7,405,841)	$4,204	$(32,606)	(10,019)	$(98,266)	$894,470
Comprehensive loss:
Net loss	—	—	—	(577,398)	—	—	—	—	(577,398)
Unrealized losses on marketable securities	—	—	—	—	(4,713)	—	—	—	(4,713)
Foreign currency translation adjustments	—	—	—	—	1,252	—	—	—	1,252

Total comprehensive loss									(580,859)
Exercise of stock options	9,689	97	28,714	—	—	—	—	—	28,811
Unearned compensation	—	—	(32,876)	—	—	32,876	—	—	—
Stock compensation expense	—	—	34,067	—	—	(516)	—	—	33,551

Balances at December 31, 2003	427,864	4,279	8,452,702	(7,983,239)	743	(246)	(10,019)	(98,266)	375,973
Comprehensive loss:
Net loss	—	—	—	(94,461)		—	—	—	(94,461)
Unrealized losses on marketable securities	—	—	—	—	(51)	—	—	—	(51)
Foreign currency translation adjustments	—	—	—	—	(33)	—	—	—	(33)

Total comprehensive loss									(94,545)
Issuance of treasury stock	—	—	(1,553)	—	—	—	328	3,222	1,669
Exercise of stock options	5,873	58	27,285	—	—	—	—	—	27,343
Issuance of restricted stock	17	—	96	—	—	—	—	—	96
Unearned compensation	—	—	10	—	—	(10)	—	—	—
Stock compensation expense	—	—	—	—	—	256	—	—	256

Balances at December 31, 2004	433,754	4,337	8,478,540	(8,077,700)	659	—	(9,691)	(95,044)	310,792
Comprehensive income:
Net income	—	—	—	54,815	—	—	—	—	54,815
Foreign currency translation adjustments	—	—	—	—	(182)	—	—	—	(182)

Total comprehensive income									54,633
Exercise of stock options	5	—	(14,874)	—	—	—	2,094	20,536	5,662
Tax benefit from exercise of stock options	—	—	2,119	—	—	—	—	—	2,119

Balances at December 31, 2005	433,759	$4,337	$8,465,785	$(8,022,885)	$477	$—	(7,597)	$(74,508)	$373,206

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$54,815	$(94,461)	$(577,398)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	30,140	40,548	172,940
Deferred income taxes	(55,859)	(2,242)	(58,038)
(Gain) loss on disposal of discontinued operations	(43,169)	28,882	—
Stock compensation expense	132	437	33,551
Impairment of intangible assets	—	131,637	416,481
Gain on sale of equity investments	—	(14,482)	—
Gain on lease settlement	—	(10,088)	—
Other	4,846	421	(1,788)
Changes in operating assets and liabilities:
Receivables	28,107	(16,097)	43,639
Income taxes	(40,475)	20,997	6,479
Other assets	6,939	3,842	15,248
Accounts payable, accrued liabilities and other liabilities	(31,771)	(61,944)	17,762
Deferred revenue	(75,406)	359,667	(63,779)

Net cash (used in) provided by operating activities	(121,701)	387,117	5,097

Cash flows from investing activities:
Purchases of minority interests and investments	—	(16,943)	—
Proceeds from dispositions of businesses	43,257	48,000	—
Proceeds from sale of equity investments	—	14,538	—
Purchases of marketable securities	(22,932)	(10,700)	(4,635)
Sales and maturities of marketable securities	25,099	4,775	12,811
Proceeds from sale of assets	144	2,640	848
Additions to property and equipment	(22,093)	(13,377)	(16,159)

Net cash provided by (used in) investing activities	23,475	28,933	(7,135)

Cash flows from financing activities:
Repayments of long-term debt	—	(138,736)	(113,000)
Repayments of capital lease obligations	(516)	(1,962)	(2,369)
Proceeds from exercise of stock options	5,662	27,343	28,811
Distributions to minority interests	—	(1,060)	(5,097)

Net cash provided by (used in) financing activities	5,146	(114,415)	(91,655)

Effect of exchange rate changes on cash and cash equivalents	(318)	(466)	791

Net (decrease) increase in cash and cash equivalents	(93,398)	301,169	(92,902)
Cash and cash equivalents at beginning of period	558,529	257,360	350,262

Cash and cash equivalents at end of period	$465,131	$558,529	$257,360

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$93,643	$5,421	$12,235
Cash paid for interest	1,085	1,888	5,641

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned or majority owned subsidiaries and entities in which it has a controlling financial interest and exercises control over operations (collectively, “Subsidiaries”). All material intercompany balances and transactions have been eliminated in consolidation. The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to December 31 for its TV Guide magazine and related businesses. Fiscal years 2005, 2004 and 2003 comprised 52-week periods.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“Statement 123R”), which as amended is effective for the Company’s first quarter of 2006. Statement 123R requires companies to expense, in their consolidated statement of operations, the estimated fair value of employee stock options and similar awards. The Company will adopt the provisions of Statement 123R using a modified prospective application. Under the modified prospective application, Statement 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”) (see Accounting for Stock Options below). As of December 31, 2005, the stock compensation expense relating to awards outstanding for which the requisite service period has not been rendered is not material to the Company’s financial position or results of operations. However, options granted in future years may result in the Company recording stock compensation expense that would be material to its financial position or results of operations.

Investments

The Company accounts for its 49% share of the operations of the Guideworks, LLC joint venture with Comcast Corporation as an operating expense in accordance with SFAS No. 68, Research and Development Arrangements (See Note 2). Other investments of 50% or less in entities as to which the Company has the ability to exercise significant influence over operations, including investments in other corporate joint ventures, are accounted for using the equity method. All other investments are accounted for under the cost method. Investments are included in other assets on the consolidated balance sheet.

Under the equity method, the Company discontinues recognizing its share of net losses of the investee when the investment balance is reduced to zero and no additional funding is required. If the investee subsequently reports net income, the Company will resume recognizing its share of net income only after its share of that net income equals the share of net losses not recognized.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to revenue recognition, allowances for doubtful accounts, return allowances, establishing the fair value of tangible and intangible assets and liabilities and the allocation thereof in purchase accounting for purchase business combinations, determining whether other than temporary declines in the fair value of our investments exist, impairment of goodwill and other indefinite-lived identifiable intangibles and long-lived assets, accruals for

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

litigation and other contingencies, depreciation and amortization, and income taxes. Actual results could differ materially from those estimates.

Reclassifications

In fiscal 2005, the Company sold its SkyMall in-flight catalog business (see Note 2). Accordingly, the SkyMall business, previously reported as part of the Publishing Segment, is shown as discontinued operations in the accompanying consolidated statements of operations. Therefore, unless otherwise indicated, amounts provided in these notes pertain to continuing operations.

Certain financial statement items for prior periods, including the results of discontinued operations, have been reclassified to conform to the 2005 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash represents funds placed in a segregated account on behalf of the Company’s former Chief Executive Officer and Chief Financial Officer under the terms of agreements executed in November 2002 (See Note 12) and $0.9 million held as collateral for surety bonds issued on behalf of one of the Company’s subsidiaries.

Marketable Securities

Marketable securities include corporate debt securities and U.S Government Agency debt securities. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The Company’s marketable securities are reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net in the consolidated statement of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other interest income (expense), net in the consolidated statement of operations.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Assets acquired under capital lease arrangements are recorded at the present value of the minimum lease payments and are amortized over the shorter of the lease term or useful life of the leased asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the useful life of the leasehold improvement. Estimated useful lives are as follows:

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

Accounting for Stock Options

The Company adopted the disclosure-only provisions of Statement 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“Statement 148”). The Company measures compensation expense for its stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. Options awarded under the Company’s stock option plans are granted with an exercise price equal to the fair market value on the date of the grant.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Net income (loss):
As reported	$54,815	$(94,461)	$(577,398)
Add: Stock-based compensation cost included in reported net income (loss), net of related tax effects	132	437	20,298
Less: Stock-based compensation cost, net of related tax effects	(29,013)	(17,587)	(12,663)

Pro forma	$25,934	$(111,611)	$(569,763)
Basic and diluted income (loss) per share:
As reported	$0.13	$(0.22)	$(1.41)
Pro forma	0.06	(0.26)	(1.39)

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

The Compensation Committee’s decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the applicable effective date of Statement 123R. In addition, the Compensation Committee considered that because these options had exercise prices in excess of the current market value they were not fully achieving their original objectives of incentive compensation and employee retention. The above pro forma compensation expense disclosure for the year ended December 31, 2005 includes $16.7 million due to the accelerated vesting of stock options discussed above as well as $4.6 million due to the accelerated vesting of stock options, in accordance with the employment agreements, of certain former executives who left the Company during the first quarter. Due to these accelerations and because additional option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of stock option expense to be reported in the consolidated statement of operations in future years.

The per share weighted-average fair value of stock options granted during the years ended December 31, 2005, 2004 and 2003, was $2.21, $4.66 and $2.89, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2005	2004	2003
Risk-free interest rate	4.1%	4.1%	3.8%
Expected volatility	46.0%	78.0%	83.0%
Expected life (years)	6.5	10.0	10.0
Expected dividend yield	—%	—%	—%

For the year ended December 31, 2005, the volatility estimate was based on the Company’s historical daily volatility from April 1, 2003 (the day after the Company restated its 2002 and prior financial results) to the date of the option grant as well as the implied volatility of the Company’s exchange traded options with a remaining term of at least six months. For the years ended December 31, 2004 and 2003 the volatility estimate was based on the Company’s historical monthly volatility since the Company went public in 1995. For the year ended December 31, 2005, the estimated expected term was determined based on the following formula: expected term = ((vesting term + original contractual term) /2) as described in Staff Accounting Bulletin No. 107 for estimating the expected term of “plain vanilla” options.

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

Revenue Recognition

General

The Company follows the guidance of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) since its effective date of December 2003 and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables since its effective date of June 2003, for revenue recognition and analogizes to the guidance in Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). Prior to these respective effective dates, the Company followed SOP 97-2 and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Under this guidance, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

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

Through December 31, 2005, in all instances in which IPG advertising has been part of a multiple-element transaction, no revenue has been allocated to IPG advertising for accounting purposes, and all revenue has been allocated to other elements of the transaction.

Research and Development Costs

Research and development costs relate to the design, development and testing of new systems, applications and technologies, and are charged to expense as incurred. Research and development costs of $31.6 million, $25.7 million and $27.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, are included in operating expenses.

Advertising Costs

Costs for direct mailings and insert cards sent out by TV Guide magazine are expensed when mailed. All other advertising costs are expensed when incurred. Advertising costs of $62.3 million, $50.6 million and $58.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, are included in operating expenses. Advertising costs includes costs associated with TV Guide magazine’s billings, renewals and subscriber acquisition programs of $25.3 million, $39.5 million and $37.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Patent Prosecution and Litigation Costs

Patent prosecution and litigation costs incurred to protect and enforce the Company’s intellectual property rights are charged to expense as incurred. Patent prosecution and litigation costs of $9.4 million, $35.9 million and $37.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, are included in operating expenses in our Consumer Electronics (“CE”) Licensing Segment.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in periods in which such effect is dilutive. Diluted earnings per share for the year ended December 31, 2005 includes the effect of 0.9 million stock options. Diluted loss per share for the years ended December 31, 2004 and 2003 is computed using only the weighted average number of common shares outstanding during the period, as the inclusion of 3.7 million and 4.3 million, respectively, of stock options would have been antidilutive.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) Acquisitions, Dispositions and Business Ventures

SkyMall

On December 1, 2005 the Company sold its SkyMall in-flight catalog business to a private equity group for $43.3 million in cash. In addition, the Company retained approximately $4.0 million of SkyMall liabilities and approximately $12.0 million of SkyMall’s cash, cash equivalents, and marketable securities. The Company recorded a pre-tax gain of $43.2 million in connection with the sale.

Revenues of the SkyMall business, which have been included in income from discontinued operations in the Company’s consolidated statements of operations through the date of disposition, were $65.7 million, $55.9 million, and $49.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

SNG Businesses

On March 1, 2004, the Company entered into an agreement with EchoStar Communications Corporation and certain of its subsidiaries (“EchoStar”) whereby EchoStar acquired substantially all of the operating assets and certain liabilities relating to the SNG Businesses for $48.0 million. During the second and third quarters of 2004, the Company received $48.0 million in cash for the sale of the SNG and UVTV distribution services businesses and the SpaceCom Systems business. In addition, on April 5, 2004, EchoStar made a $190.0 million one-time cash payment to the Company in connection with a non-exclusive patent license and distribution agreement for the TV Guide Channel service, to utilize the Company’s IPGs, intellectual property and technology, as well as the TV Guide brand and content on EchoStar’s IPG. The Company recorded the $190.0 million upfront license and distribution fee, less certain adjustments, as deferred revenue, and will record this amount as revenue on a straight-line basis over the term of the license and distribution agreement. To facilitate the sale of the SNG Businesses, during the first quarter of 2004, the Company purchased the minority interest in SNG for $15.0 million.

Revenues of the SNG Businesses, which have been included in income from discontinued operations in the Company’s consolidated statements of operations through the dates of disposition, were $39.0 million, and $177.1 million for the years ended December 31, 2004, and 2003, respectively.

In connection with the sale of the SNG Businesses, in the first quarter of 2004, the Company recognized a pre-tax loss on disposal of discontinued operations of $28.9 million. The loss consisted of a write-down of the net carrying value of the disposal group to fair value less cost to sell. Costs associated with this disposal were estimated at $5.9 million, and consisted principally of the contractual acceleration of certain liabilities, employee-related transfer costs necessitated by the deal structure (asset purchase), and other transaction costs. During 2004, $1.0 million of these costs were paid. As of December 31, 2005, $4.9 million of these costs remain unpaid and are included in accrued expenses in the accompanying consolidated balance sheets. These costs are expected to be paid in 2006.

New York Racing Association (“NYRA”) Transaction

In August 2004, TVG Network consummated a multi-year exclusive license agreement for simulcast and account wagering rights for races conducted at racetracks operated by NYRA. Upon consummating the agreement TVG Network made a lump sum payment to NYRA in (i) partial consideration of the rights granted to TVG Network in connection with the simulcast and account wagering licenses granted to TVG Network, and (ii) full consideration of the termination and release of all NYRA’s rights to ownership interests in TVG Network. A portion of the lump sum fee was allocated to the purchase cost of NYRA’s ownership interest right in TVG Network based upon the estimated fair value of the ownership interest. The multi-year agreement became effective July 1, 2004, and the licensing fee consideration is being amortized over the term of the agreement and is being reflected in operating expenses in the accompanying consolidated statements of operations.

Sale of Equity Investment

In September 2004, the Company sold its 16.9% equity interest in Youbet.com, Inc. and recognized a $13.2 million gain on the sale. The gain is included in other income, net in the accompanying consolidated statements of operations.

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

Pioneer Transaction

In February 2004, the Company and Pioneer Electronic Corp. and its affiliates (collectively “Pioneer”) agreed to settle all pending legal disputes. As a result of the settlement, the Company received a one-time payment of $14.0 million, along with multi-year licensing agreements under which, among other things, Pioneer will pay per-unit license fees for digital products incorporating the Company’s technology. The Company recognized the $14.0 million payment as revenue during the year ended December 31, 2004.

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

WGN Superstation Transaction

In April 2001, the Company sold the business that distributes the WGN Superstation signal for $106.0 million in cash. Concurrent with this transaction, the Company received a $100.0 million advertising commitment over a six-year period for the magazine and its other platforms from the acquirer pursuant to which the Company will be required to run advertising until 2007. Because the April 2001 transaction included the sale of assets and an advertising revenue commitment, this multiple-element transaction was covered by both APB Opinion No. 16, Business Combinations, and the Company’s revenue recognition policy on multiple-element arrangements.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) Acquisitions, Dispositions and Business Ventures (continued)

The Company determined there was sufficient objectively verifiable evidence to value the print advertising element in view of the 50-year history of TV Guide magazine. The Company determined the fair value of the 15% print advertising commitment based on the magazine’s standard rate card less a discount comparable to the discount level that large cable networks receive from TV Guide for similar advertising purchases.

While a precise value could not be determined for the WGN Superstation distribution business, the Company estimated the value by applying a multiple of seven to eight times adjusted EBITDA, which the Company believed to be a reasonable valuation multiple based on market conditions at that time.

As a result, $9.8 million was ascribed to the magazine advertising element, which was recognized as the advertisements were run. The remainder of the value ($75.5 million on a discounted basis) was ascribed to the book value of the assets sold and $14.7 million is being recognized as interest income over the six-year contract term. During the years ended December 31, 2005, 2004 and 2003, the Company recorded interest income related to this transaction of $1.3 million, $2.0 million and $3.0 million, respectively. At December 31, 2005, the Company had a receivable related to this transaction of $13.1 million, of which the current portion, or $9.5 million, is included in receivables, net and the non-current portion, $3.6 million, is included in other assets on the accompanying consolidated balance sheet. During the years ended December 31, 2005, 2004 and 2003, the Company recognized approximately $1.0 million, $3.0 million and $2.9 million of advertising revenue, respectively, under the advertising commitment.

Gemstar eBook Operations—Shutdown

In June 2003, the Company adopted a plan to scale back and eventually shut down the operations of its electronic book (“eBook”) subsidiaries. The Company expensed exit costs of approximately $1.9 million, primarily for employee severance payments, in the year ended December 31, 2003, which are included in operating expenses in the accompanying consolidated statements of operations.

In June 2004, the Company settled, in full, its remaining lease obligations to the premises previously occupied by its Gemstar eBook operations for $5.0 million. These premises were vacated during the year ended December 31, 2002 and the Company established a reserve of $16.2 million in 2002 to provide for the estimated net present value of its associated future lease obligations. As such, the Company recognized the reversal of the remaining reserve of $10.1 million during the year ended December 31, 2004. The reversal of this reserve is included in operating expenses on a separate line item in the accompanying consolidated statements of operations.

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

(3) Selected Balance Sheet Accounts

Marketable Securities

As of December 31, 2005 the Company’s available-for-sale marketable securities were corporate debt securities with maturities of less than 1 year. As of December 31, 2004 the Company’s available-for-sale marketable securities consisted of $6.2 million of corporate debt securities and $4.9 million of U.S. Government Agency debt securities. In both periods amortized cost approximates fair value.

During the year ended December 31, 2003, the Company sold securities generating proceeds of $12.8 million. The Company did not sell any securities in 2005 and 2004. These sales resulted in gains of $2.7 million for the year ended December 31, 2003, and

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) Selected Balance Sheet Accounts (continued)

are recorded in other income, net. During 2003, the Company reclassified $4.9 million from accumulated other comprehensive income to other income, net as the gains were realized upon sale of the securities.

Receivables

Receivables consist of the following (in thousands):

	December 31,
	2005	2004
Receivables	$87,846	$132,903
Allowance for doubtful accounts	(10,616)	(15,945)

Receivables, net	$77,230	$116,958

The changes to the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

Description	Balance at Beginning of Period	(Credited) Charged to Operating Expense	Deductions	Other (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2005	$15,945	(1,313)	1,501	(2,515)	$10,616
Year ended December 31, 2004	$22,601	(2,456)	3,667	(533)	$15,945
Year ended December 31, 2003	$35,102	(3,512)	7,259	(1,730)	$22,601

(1)	Includes the operations of the SkyMall and SNG Businesses, which have been classified as discontinued operations in the accompanying consolidated statements of operations.

At December 31, 2005, no receivables from any one customer exceeded 10% of the total balance outstanding.

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Machinery and equipment	$125,228	$122,152
Leased transponders	13,827	13,827
Buildings and improvements	18,654	15,361

	157,709	151,340
Less accumulated depreciation and amortization	(106,582)	(105,857)

Property and equipment, net	$51,127	$45,483

Depreciation and amortization expense related to property and equipment was $13.8 million, $23.6 million and $18.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. This includes amortization of property and equipment under capital lease of $0.9 million, $1.9 million and $1.7 million for the same respective periods.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) Selected Balance Sheet Accounts (continued)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Accrued contingencies	$23,100	$31,205
Management restructuring	39,147	38,543
Accrued compensation	20,629	17,816
Other	83,409	84,057

Total accrued liabilities	$166,285	$171,621

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

Deferred revenue consists of the following (in thousands):

	December 31,
	2005	2004
Licensing fees	$455,937	$502,120
Magazine subscriptions	96,519	125,940
Other	12,743	12,545

Total deferred revenue	565,199	640,605
Less current portion	139,913	154,664

	$425,286	$485,941

(4) Goodwill and Other Intangible Assets and Impairment

Impairment of Intangible Assets

The Company performs its annual goodwill and indefinite-lived intangible assets impairment test as of October 31 of each calendar year. The Company estimated the fair value of its reporting units utilizing a discounted cash flow method and the fair value of its indefinite-lived intangible assets utilizing the relief from royalty valuation method. The relief from royalty valuation method estimates the benefit to the Company resulting from owning rather than licensing publishing rights and trademarks. Based on the results of these analyses the Company’s goodwill and indefinite-lived intangible assets were not impaired as of October 31, 2005 and October 31, 2004.

In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying values. It became apparent during the 2005 annual budgeting process, which coincided with the preparation and review of the Company’s interim financial statements for the third quarter of 2004, that the Company needed to reassess its outlook for the TV Guide magazine business. This triggered an interim assessment by the Company to determine whether the fair value of goodwill and indefinite-lived intangible assets of the TV Guide magazine business were less than their carrying values as of September 30, 2004. With the assistance of a third party valuation expert, the Company estimated the fair value of the goodwill utilizing a discounted cash flow analysis and the fair value of the indefinite-lived intangible assets utilizing the relief from royalty valuation method. As a result, the Company recorded impairment

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4) Goodwill and Other Intangible Assets and Impairment (continued)

charges totaling $72.2 million for goodwill and $59.4 million for publishing rights and trademarks of TV Guide magazine during the third quarter of 2004. The impaired goodwill is not deductible for tax purposes, and as a result, no tax benefits have been recorded in relation to the impairment charges (See Note 8).

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

Changes in the carrying amount of goodwill and intangible assets with indefinite lives for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Goodwill	Trademark and Trade Name	Publishing Rights
Balance at December 31, 2003	$380,070	$95,972	$29,701
Additions	2,007	—	—
Disposal of assets of SNG Businesses	(50,317)	—	—
Interim impairment charge	(72,236)	(29,700)	(29,701)

Balance at December 31, 2004	259,524	66,272	—
Disposal of assets of SkyMall	—	(4,472)	—

Balance at December 31, 2005	$259,524	$61,800	—

Intangible assets with finite lives consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life (Years)
December 31, 2005
Intangible assets with finite lives:
Contracts	$388,102	$(355,016)	$33,086	4
Patents	127,212	(52,660)	74,552	9

Total finite-lived intangible assets	$515,314	$(407,676)	$107,638	8

	Cost	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life (Years)
December 31, 2004
Intangible assets with finite lives:
Contracts	$388,102	$(347,717)	$40,385	5
Patents	127,212	(44,536)	82,676	10
Other	493	(205)	288	2

Total finite-lived intangible assets	$515,807	$(392,458)	$123,349	9

Amortization expense was $15.4 million, $15.5 million and $113.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Scheduled amortization expense of the remaining balance at December 31, 2005 for the succeeding five years is as follows: $15.4 million—2006; $15.2 million—2007; $15.1 million—2008; $15.1 million—2009; and $11.6 million—2010.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Future minimum lease payments under capital and noncancelable operating leases at December 31, 2005 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2006	$1,600	$13,885
2007	1,600	9,149
2008	1,600	8,262
2009	1,600	6,766
2010	1,600	4,691
Thereafter	13,867	13,841

Total future minimum lease payments	21,867	56,594
Less amount representing interest at 8%	(8,594)	—
Less sublease revenues	—	(30)

Net future minimum lease payments	$13,273	$56,564

Rent expense under operating leases was $15.1 million, $15.2 million and $16.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Partially offsetting these rental charges were sublease revenues of less than $0.1 million, $0.1 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(7) Guarantees and Indemnifications

The Company guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

The Company provides indemnification of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the incorporation of the Company’s products, intellectual property, services and/or technologies into the licensee’s products and services, provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company’s indemnification obligation is typically limited to the cumulative amount paid to the Company by the licensee under the license agreement. Other license agreements, including those with our largest MSO and DBS providers, do not specify a limit on amounts that may be payable under the indemnity arrangements. In the second quarter of 2005, the Company received notice of an indemnification claim from one of its largest licensees under an indemnity arrangement which does not specify a limit on the amount that may be payable. Additionally, the Company has agreed to reimburse another one of its licensees for legal expenses and liabilities in connection with certain pending claims in an aggregate amount not to exceed $3.5 million. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by Financial Accounting Interpretation No. 45. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7) Guarantees and Indemnifications (continued)

In connection with the Company’s sale of its SkyMall in-flight catalog business, the Company has agreed to indemnify SkyMall and certain of its affiliates for various matters that are typical for transactions of this type, subject in certain instances to a negotiated basket and/or cap.

In conjunction with the assignment of a lease held by TV Guide Interactive, Inc. (“Interactive”) to Guideworks, LLC, a 49% owned joint venture (“Guideworks”) Interactive and the Company’s co-venturer jointly and severally guaranteed the obligations of Guideworks under the lease. Interactive’s guaranty obligations continue as long as the Company is a member of Guideworks.

The Company also has agreements to indemnify and/or advance costs to a number of its former and current officers and directors against losses incurred by them as a result of their service as an officer and/or director of the Company. In particular, the Company has certain agreements to indemnify and/or advance costs to individuals for legal fees and expenses incurred in connection with certain litigation and investigatory proceedings. Among the former officers and directors with whom the Company has such agreements are Dr. Yuen, Ms. Leung and Mr. Craig M. Waggy. The litigation and investigatory proceedings to which these agreements relate include, but are not limited to, the investigation presently being conducted by the SEC, the shareholder and derivative litigation in which the Company was also named as a party, and the AAA arbitration proceedings between the Company and Dr. Henry Yeun and Ms. Elsie Leung. The Company recorded approximately $3.8 million, $16.8 million and $11.1 million in legal expenses incurred by its former officers and directors in the years ended December 31, 2005, 2004 and 2003, respectively, which are included in operating expenses in the consolidated statements of operations. As of December 31, 2005 and December 31, 2004, the Company had accrued expenses of $2.4 million and $8.0 million, respectively, for such amounts, which are included in accrued expenses on the consolidated balance sheets.

The Company maintains D&O liability insurance with respect to liabilities arising out of certain matters, including matters arising under securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the insurance policies.

(8) Income Taxes

The Company’s loss from continuing operations before income taxes for the years ended December 31, 2005, 2004 and 2003 consisted of the following components (in thousands):

	Year ended December 31,
	2005	2004	2003
Domestic	$(85,438)	$(173,929)	$(707,489)
Foreign	65,653	89,331	64,455

	$(19,785)	$(84,598)	$(643,034)

The income tax benefit from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$21,348	$(21,178)	$(37,544)
State	3,502	2,375	610
Foreign	2,089	4,966	7,441

	26,939	(13,837)	(29,493)
Deferred:
Federal	(65,801)	6,348	(30,682)
State	(1,533)	(1,077)	(3,927)

	(67,334)	5,271	(34,609)

Total	$(40,395)	$(8,566)	$(64,102)

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8) Income Taxes (continued)

A reconciliation of the expected income tax benefit from continuing operations using the U.S. statutory rate of 35 percent to the income tax benefit is as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Expected income tax benefit	$(6,925)	$(29,609)	$(225,062)
State taxes, net of federal effect	1,422	2,177	(2,335)
Nondeductible goodwill impairment	—	25,283	70,142
Foreign tax impact	(605)	378	8,569
Provision for audit adjustments	(22,729)	20,543	—
Change in valuation allowance	(14,383)	(27,964)	81,425
Other	2,825	626	3,159

Total	$(40,395)	$(8,566)	$(64,102)

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$728	$67,548
Capital loss carryforwards	—	21,499
Expense items	58,014	69,377
Credit carryforwards	—	18,482
Deferred revenue	168,866	3,801

Total deferred tax assets	227,608	180,707
Valuation allowance on deferred tax assets	(134,080)	(148,463)

Net deferred tax assets	93,528	32,244

Deferred tax liabilities:
Tax versus financial depreciation, amortization and other	(62,080)	(56,655)

Total deferred tax liabilities	(62,080)	(56,655)

Net deferred tax assets (liabilities)	$31,448	$(24,411)

Deferred tax assets and deferred tax liabilities are reported on the consolidated balance sheets as follows:

Deferred tax assets:
Included in current deferred tax assets, net	$24,262	$5,703
Included in deferred tax assets / liabilities, net	69,266	26,541

	$93,528	$32,244

Deferred tax liabilities:
Included in current deferred tax assets, net	$(2,957)	$(1,840)
Included in deferred tax assets / liabilities, net	(59,123)	(54,815)

	$(62,080)	$(56,655)

The valuation allowance on deferred tax assets relates to future deductible temporary differences for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. Management has

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8) Income Taxes (continued)

concluded that it is more likely than not that the deferred tax assets reversing in 2006 and 2007 will be realized and thus a valuation allowance for such deferred tax assets is unnecessary. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if there are differences in the timing or amount of future reversals of existing taxable temporary differences. For the year ended December 31, 2005, the decrease in the valuation allowance was primarily due to our ability to currently utilize or carry back capital losses, net operating losses and tax credits to prior years, thus no longer requiring a valuation allowance against such losses and credits. This was partially offset by a valuation allowance on a portion of the deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast, which were entered into in 2004. While these advances were received during 2004, a substantial portion of these advances became taxable to us during 2005.

Assessment of the Company’s current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. The IRS is currently examining the Company’s U.S. federal tax returns for years 2002 and 2003. In 2005, the Company decreased reserves primarily to reflect the settlement of the IRS audit of the Company’s 2000 and 2001 federal income tax returns. The ultimate resolution of the Company’s current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods. Management believes that adequate reserves have been made for any adjustment that might be assessed for open years.

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

The Company generally grants stock options under the Plans at exercise prices equal to the market value of the Company’s stock on the dates of grant, resulting in no compensation expense. The only exceptions to this policy are as follows:

(i)	In 1998, the Company entered into employment agreements with its then Chief Executive Officer and Chief Financial Officer that provided accelerated vesting of options granted in the period 1995 to 1998, as well as an extended post-employment exercise period to the remaining term of the options. Prior to the 1998 agreements, such options were only exercisable during the employment period with a limited post-employment exercise period. Due to the extension of the post-employment exercise period, a new measurement date occurred, at which time the intrinsic value of the modification was determined to be $33.7 million. Compensation expense is recognized only when the Company determines that these executives will benefit from the extension of the post-employment exercise period. On April 18, 2003, the Company terminated the former executives’ employment for cause and recognized stock compensation expense of $33.7 million during the year ended December 31, 2003. (See Note 12.)

(ii)	In recording the July 2000 TV Guide acquisition, a portion of the purchase price was assigned to unearned compensation expense for unvested TV Guide stock options assumed by the Company. Stock compensation expense of $0.3 million and $2.7 million during the years ended December 31, 2004 and 2003 reflects the amortization of unearned compensation recorded in the TV Guide transaction using the accelerated method.

The Plans allow for the issuance of stock options to purchase a maximum of 117.7 million shares of the Company’s Common Stock. As of December 31, 2005, there were 29.7 million shares available for future option grants under the Plans.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9) Stock Option Plans (continued)

The following table summarizes information about stock option transactions (shares in thousands):

	Year ended December 31,
	2005		2004		2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	33,664	$7.31	37,086	$7.25	47,676	$7.72
Granted	3,672	4.32	4,099	5.64	3,200	3.43
Exercised	(2,091)	2.70	(5,795)	4.72	(9,689)	2.97
Cancelled	(1,406)	6.11	(1,726)	11.45	(4,101)	19.89

Outstanding at end of period	33,839	7.32	33,664	7.31	37,086	7.25

Options exercisable at end of period	32,759	7.47	27,117	7.83	31,565	7.56

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2005 (shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Years of Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$2.59-$5.00	7,417	6.7	$3.95	6,337	$4.15
$5.01-$10.00	23,455	3.2	6.18	23,455	6.18
$10.01-$15.00	854	2.6	13.21	854	13.21
$15.01-$30.00	985	3.4	22.69	985	22.69
$30.01-$45.00	1,095	3.9	33.85	1,095	33.85
$45.01-$314.25	33	3.9	82.02	33	82.02

Total	33,839	3.9	7.32	32,759	7.47

(10) Employee Benefit Plans

The Company has defined contribution plans, which provide most of its employees with the ability to defer a percentage of their annual compensation subject to certain limitations. The Company matches the employee’s deferrals based on certain percentages of the employee’s deferrals. The Company recorded contribution expense of $2.8 million, $2.5 million and $2.6 million relating to these plans during the years ended December 31, 2005, 2004 and 2003, respectively.

(11) Litigation and Other Contingencies

Shareholder and Derivative Litigation

In 2002, the Company and certain of its officers and directors were served with a number of complaints on behalf of persons who purchased the Company’s common stock during various periods, the broadest of which was August 1999 through April 2002, alleging violations of the federal securities laws. Several of these cases were consolidated in the U.S. District Court for the Central District of California. During 2004, the claims against the Company in the Consolidated Shareholder Class Action were settled. To reflect the settlement of the Consolidated Shareholder Class Action litigation, in 2003 the Company recorded a $67.5 million pre-tax charge in its consolidated statement of operations. Under the settlement the Company paid an aggregate of $42.5 million in cash to the class in a combination of direct payments and payments which were made through the SEC. In addition, the Company agreed to issue 4,105,090 shares of its common stock, which was valued at $6.09 per share on the date the agreement was reached, or $25 million in the aggregate. During the third quarter of 2004, the Company exercised its option to substitute $12.8 million in cash for 2,052,545 of

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(11) Litigation and Other Contingencies (continued)

the shares of common stock that were to be issued to members of the class and also issued 328,407 shares of common stock. The Company anticipates issuing the remaining shares of common stock, such that the aggregate value of such settlement stock, and additional shares or cash, equals $10.5 million in 2006.

SEC Matters

In May 2003, the Securities and Exchange Commission (“SEC”) obtained a court order, pursuant to Section 1103 of the Sarbanes-Oxley Act, seeking an order requiring the Company to maintain approximately $37.1 million in segregated, interest-bearing bank accounts (“1103 funds”) preventing the Company from paying any portion of those funds to Mr. Yuen and/or Ms. Leung, absent further order of the Court. The Company had originally set those funds aside for payment to its former Chief Executive Officer, Mr. Henry Yuen, and its former Chief Financial Officer, Ms. Elsie Leung, in connection with the Company’s November 2002 management and corporate governance restructuring. No further orders have been received from the Court with respect to the 1103 funds and such funds are still held by the Company as restricted cash on its consolidated balance sheet.

In June 2003, the SEC filed a complaint alleging violations of federal securities laws against Mr. Yuen, Ms. Leung and certain other of the Company’s former executives. The Company is not a party in this proceeding. In January 2005, Craig Waggy reached a settlement with the Pacific Regional Office of the SEC in Los Angeles which remains subject to the approval of the SEC Commissioners in Washington, D.C. In November 2005, Ms. Leung reached a settlement with the Pacific Regional Office of the SEC in Los Angeles; which settlement was later approved by the SEC Commissioners. In February 2006, Ms. Leung’s settlement was approved and entered by the Court. In December 2005, a trail was held in the SEC’s case against Mr. Yuen. The Court has not yet reached a decision on the Yuen trial.

Patent and Antitrust Litigation

In June 2005, the Company entered into settlement, cross-licensing and porting agreements with Scientific-Atlanta, Inc. (“SA”). Pursuant to those agreements, the parties resolved all outstanding litigation between them. Under these agreements, during a term of up to 9.5 years commencing July 1, 2005, the parties are obligated to make various payments to each other. The annual license fees due from SA to the Company will be calculated on a per unit basis based upon the number and type of products incorporating the Company’s technology and shipped by SA to its customers during the term, subject to annual minimum payments. The Company’s annual license fee payments to SA will be fixed. The minimum aggregate license fees that the Company is entitled to receive from SA during the term will equal approximately $154 million. The aggregate payments to be made by the Company to SA during the term, based on the cross-license and porting agreements, will be approximately $89 million. The actual amount and timing of the revenue that the Company records under these agreements will depend upon the number and type of product shipments that SA reports during each year of the term.

In November 2002, the Company was added as a third-party defendant by SA and PowerTV, Inc. (“Power TV”) in a case commenced against SA by Personalized Media Communications, LLC (“PMC”) seeking a declaration of non-infringement, invalidity and unenforceability of certain patents, of which the Company is a licensee. In June 2005, in connection with the settlement reached between the Company and SA, the Court dismissed the claims between the Company and SA. However, PMC’s patent infringement claims against SA and the Company’s breach of contract claims against PMC are still pending. In February 2006, in light of the United States Patent and Trademark office’s (“USPTO”) rejection of certain claims asserted under the patents in the suit, the Court granted SA’s motion to stay the proceedings and administratively close the case.

In December 2000, Pegasus Development Corp. (“Pegasus”) and PMC filed suit against defendants DirecTV Inc., Thomson Multimedia, Inc., Thompson Consumer Electronics, Inc. (“Thomson”), Philips Electronics North America Corp and Hughes Electronics Corp. for patent infringement seeking monetary damages and attorneys’ fees and costs. Thomson filed a third-party complaint against TVG-PMC, StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc. (collectively “Gemstar”) among others, seeking a declaratory judgment of non-infringement and invalidity of certain patents as to which Gemstar is a licensee, and also alleging antitrust violations under federal and state law. Gemstar subsequently filed counterclaims against Thomson and cross-claims against Pegasus and PMC for breach of contract. In June 2003, Thomson’s third-party complaint against Gemstar and Gemstar’s counterclaim against Thomson were settled and dismissed with prejudice. The case has been stayed since May 2003, pending the USPTO’s completion of the re-examination of the patents asserted in the suit.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(11) Litigation and Other Contingencies (continued)

In March 2001, the Company’s subsidiary, Gemstar Development Corporation (“GDC”), was added as a third-party defendant a case initiated by SuperGuide Corporation (“SuperGuide”). SuperGuide’s complaint alleged patent infringement by DirectTV, EchoStar, Thomson Consumer Electronics, and Hughes Electronics (collectively, the “Defendants”) with respect to three patents owned by SuperGuide but licensed to GDC (collectively, the “SuperGuide Patents”). After being added as a party, GDC brought claims (i) against SuperGuide for declaratory relief and for breach of contract relating to a 1993 license agreement between SuperGuide and GDC; and (ii) against EchoStar for infringing the SuperGuide Patents within GDC’s defined fields of use. GDC’s claims against EchoStar were settled and dismissed in 2004. In July 2005, the Court allowed the parties to file motions for summary judgment on the scope of the license that SuperGuide granted to GDC and stayed all other issues pending resolution of the licensing question. The parties are awaiting the District Court’s ruling on the licensing question.

Claims Under the Company’s Directors and Officers Liability Insurance Policies

In July 2005, the Company filed a complaint against its two former insurance carriers alleging that the issuers of the Company’s directors and officers liability insurance policies, with aggregate policy limits of $50 million, for the 1999-2002 policy periods, breached their obligations under these policies by, among other things, failing to pay defense costs related to: a Securities & Exchange Commission’s investigation into accounting and financial reporting; various related shareholder and derivative actions; and the action entitled Securities and Exchange Commission v. Henry C. Yuen, et al., which alleges violations of federal securities laws. The Company seeks declaratory relief, monetary damages plus interest, attorneys’ fees and costs. In August and September of 2005 the carriers filed similar motions to dismiss the Company’s complaint for failure to comply with a contractual condition precedent, which required the Company to demonstrate that a prior mediation had terminated or that a 120 day cooling off period had expired, before filing its lawsuit. In December 2005, after the Court granted the carriers’ motions to dismiss the Company’s initial complaint without prejudice, the Company filed a second Complaint, asserting the same allegations that were made in the Company’s first Complaint. On February 3, 2006, the carriers filed motions to dismiss the Company’s second complaint on grounds similar to those alleged in their first motions. The Company has not recorded a contingent receivable with respect to these matters in the accompanying consolidated financial statements.

Other Litigation

In May 2000, United Magazine Company, Inc. (“Unimag”), filed a complaint against Murdoch Magazines Distribution, Inc. (now TV Guide Distribution) and other parties and related entities. The complaint alleged claims against Murdoch Magazines for violations of the Robinson-Patman Act, assorted common law tort and contract claims, and federal and state antitrust laws and sought monetary, treble and punitive damages, attorneys’ fees and costs. The Company subsequently filed its answer and counterclaim for amounts due under unpaid invoices. In September 2005, the Court granted defendants’ motion for summary judgment, dismissing plaintiffs’ claims against the Company and other defendants, but did not rule on the Company’s counterclaim against Unimag for payment of the outstanding invoices.

In May 2003, the Company’s former employees, Dr. Yuen and Ms. Leung, commenced arbitration proceedings against the Company to contest their April 18, 2003, termination for cause, seeking monetary damages, interest, and attorneys’ fees and costs. In July 2003, the Company filed a consolidated response and counterclaim alleging breach of representations and warranties under agreements entered into in connection with the Company’s November 2002 management and corporate governance restructuring, seeking monetary damages and other relief. In the Yuen AAA proceeding, hearings are scheduled to take place in February, March and May of 2006. In the Leung AAA proceeding, hearings are scheduled to take place in June, July and August of 2006.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(12) Management Restructuring and Post-Employment Compensation

On November 7, 2002, the Company entered into various management restructuring agreements with Dr. Yuen and Ms. Leung (the “Former Executives”). Dr. Yuen resigned as Chief Executive Officer, and Ms. Leung as Co-President, Co-Chief Operating Officer and Chief Financial Officer, and both became non-executive officers of a new wholly owned international-focused business unit. The Former Executives terminated their existing employment agreements and replaced them with new five- and three-year employment agreements, respectively, which provide for annual salaries totaling $2.0 million and $0.5 million, respectively, and certain other benefits. Under Dr. Yuen’s new employment agreement, Dr. Yuen assigned to the Company all intellectual property related to the business of the Company that he previously developed. Under the restructuring agreements, Dr. Yuen had the contractual right to serve as a non-executive chairman of the Board of Directors during the term of his employment agreement. Ms. Leung agreed to resign as a non-executive member of the Board of Directors effective as of the end of her term, which expired in May 2003. In addition, Dr. Yuen entered into a Patent Rights Agreement granting the Company the option to acquire certain inventions of Dr. Yuen and requiring certain payments by the Company and other obligations more fully described below. When Dr. Yuen was terminated on April 18, 2003, under the terms of the restructuring agreement, Dr. Yuen lost his right to receive 200,000 options that would have been granted in November 2003 under the Patent Rights Agreement.

In connection with the management restructuring agreements, the Former Executives:

(i)	Consented to the Company’s cancellation of 20.2 million stock options, which represented all options granted to the Former Executives after March 1998 through the date of the management restructuring. In accordance with their 1998 employment agreements, their remaining 32.2 million options vested in full and became exercisable for their full remaining term. In 1998 a new measurement date occurred and no additional compensation expense was required for the vesting modification. Compensation expense is recognized only to the extent the individuals actually benefit from this modification and that amount would be charged as compensation expense over the remaining vesting period. The Company determined that the Former Executives will benefit from the extension of the post-employment exercise period fully when the Company terminated the Former Executives’ employment for cause on April 18, 2003, as more fully described below. Stock compensation related to this extension modification of $33.7 million was recognized during the year ended December 31, 2003. (See Note 9.)

(ii)	Were entitled to an issuance of 7.9 million shares of restricted stock. The aggregate market value of the restricted stock was $31.2 million and consistent with the Company’s past policy is recorded as unearned compensation and charged to expense using the accelerated method over the vesting period. Stock compensation expense related to this award of $2.9 million was recognized during the year ended December 31, 2002. This previously recorded expense was reversed in 2003, since the Former Executives’ employment was terminated in April 2003 and the restricted stock will not be issued.

(iii)	Were to be paid an aggregate termination fee of $29.4 million and accrued and unpaid salary, bonus and vacation totaling $8.2 million, of which $0.5 million was paid out through December 31, 2002. The Company deposited $37.1 million into a segregated interest bearing account (identified as restricted cash on the consolidated balance sheet) equal to the sum of the termination fee, unpaid salaries, bonuses and vacation. Pursuant to a court order, these funds totaling $38.6 million at December 31, 2005 will remain the property of the Company and the Company is prohibited from disbursing any portion of these funds to the Former Executives, absent further court order.

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

The Company has continued to pay salary and benefits to Dr. Yuen and Ms. Leung during the post-employment period at pay rates in effect prior to their termination on April 18, 2003. In accordance with the terms of each former executive’s respective employment agreements, the Company is obligated to pay such amounts until an arbitration panel concurs that each of them was properly terminated. Such payments totaled approximately $2.5 million and $2.8 million for the years ended December 31, 2005

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(12) Management Restructuring and Post-Employment Compensation (continued)

and 2004, respectively, and $2.1 million for the period from the termination date through December 31, 2003. These costs are included in operating expenses in the consolidated statements of operations. Ms. Leung’s employment agreement expired in November of 2005 and the Company is no longer paying her salary and benefits.

Pursuant to the terms of the Patent Rights Agreement, the Company has the option to acquire certain of Dr. Yuen’s inventions during the period commencing on April 18, 2003 and ending on November 7, 2009. The Company agreed to grant Dr. Yuen a license to use any acquired inventions outside of certain specified fields of use and Dr. Yuen agreed not to compete with the Company within the fields of interactive program guides and interactive television. Subject to applicable terms and conditions, the agreement provides for (i) annual compensation of $250,000, (ii) an acquisition fee of $250,000 for each acquired invention, (iii) a 2% royalty on net sales generated during the term of the Patent Rights Agreement from the sale of specified products and services with a guaranteed minimum of $1.25 million and a maximum of $2.75 million annually, with the minimum and maximum subject to annual adjustment for increases in the Consumer Price Index for Los Angeles, California, and (iv) 200,000 stock options per year to be granted each November at the market price on the date of grant during the term of this agreement. As a result of the termination of Dr. Yuen’s employment on April 18, 2003, and the resulting commencement of the effective term of the Patent Rights Agreement, the Company recognized a compensation charge and royalty fee totaling $3.2 million, $3.0 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. These costs are included in operating expenses in the consolidated statements of operations. The parties rights and obligations with respect to the Patent Rights Agreement, which was negotiated as part of the November 2002 management and corporate governance restructuring, are also at issue in the arbitration proceedings filed by Dr. Yuen and Ms. Leung on May 30, 2003. Under the terms of the restructuring agreements, the Company will not be obligated to issue any stock options under the agreement as a result of the forfeiture of Dr. Yuen’s right to receive such options.

(13) Related Party Transactions and Other Significant Relationships

As of December 31, 2005, News Corporation beneficially owns approximately 41% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

The Company charged entities controlled by News Corporation $14.3 million, $15.3 million and $12.3 million for advertising and other services during the years ended December 31, 2005, 2004 and 2003, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $1.0 million, $1.1 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company also purchased broadcast advertising from a News Corporation-controlled entity in the amount of $1.4 million during the year ended December 31, 2003. No such purchases occurred during 2005 and 2004.

The Company also provides advertising and other media services to a third party pursuant to an agreement between News Corporation and such third party, under which News Corporation agreed to provide or procure media services for the benefit of such party. News Corporation pays the Company for the services provided to the third party, and accordingly reduces News Corporation’s obligation to this third party. The Company charged News Corporation $2.9 million, $4.4 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $4.6 million, $4.3 million and $4.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

News Corporation also began providing the Company with the services of the Company’s current chairman of the board of directors starting in December 2004. Expenses associated with this service approximated $0.4 million and less than $0.1 million for the years ended December 31, 2005 and 2004, respectively. In 2003, News Corporation provided the Company with the services of various News Corporation personnel. Expenses associated with these services were $0.6 million. For the year ended December 31, 2003, the Company also purchased eBook content from News Corporation-controlled entities totaling $0.1 million. No comparable purchases occurred during 2005 and 2004.

During 2004, the Company entered into a long-term capital sublease with an affiliate of News Corporation for a transponder to be used in the Company’s Cable and Satellite segment operations. The current and long-term portions of this capital lease obligation were $0.6 million and $12.7 million at December 31, 2005, and $0.5 million and $13.3 million at December 31, 2004, respectively.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(13) Related Party Transactions and Other Significant Relationships (continued)

During 2005 and 2004, the Company made payments of $1.6 million and $0.6 million, respectively. Related amortization and interest expense for 2005 and 2004 under this capital sublease were $2.0 million and $0.7 million, respectively.

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

As of December 31, 2005 and December 31, 2004, the Company had receivables due from News Corporation-controlled entities totaling $1.4 million and $2.7 million, respectively, and payables due to News Corporation-controlled entities totaling $0.2 million and $0.1 million, respectively.

The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

The Company, through its wholly owned subsidiary, TV Guide On Screen, Inc. leases approximately 25,941 square feet of office space from CMT Realty Partnership, a privately held real estate partnership. The two sons of Douglas Macrae, a former executive officer of the Company, through the 1993 DBM Descendants Trust (“DBM Trust”), own a 45% interest in CMT Realty Partnership. Rent expense recognized under this lease totaled $0.8 million, $0.6 million and $0.4 million for the years ended December 31, 2005, 2004, and 2003 respectively. DBM Trust may receive distributions from CMT Realty Partnership, which include profits from the lease arrangement with the Company.

(14) Segment and Geographical Information

Effective January 1, 2003, the Company restructured its businesses into four groups that also represent its reportable business segments. The segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses.

The Publishing Segment consists of the Company’s publishing and web site unit, TV Guide magazine and TV Guide Online. The Publishing Segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups. As described in Note 1, the SkyMall business previously reported as part of this Segment is now shown as discontinued operations in the accompanying consolidated statements of operations. The information below for 2004 and 2003 has been restated to reflect only the results of businesses that are part of the Company’s continuing operations.

The Cable and Satellite Segment offers technologies, products, and services to consumers and service providers in the cable and satellite industry. The business units in this Segment include TV Guide Channel, TV Guide Interactive, TVG Network, TV Guide Spot and TV Guide Mobile.

The CE Licensing Segment is responsible for the licensing of the Company’s proprietary technologies and intellectual property to the CE manufacturing industry and interactive television software providers, and recognizes limited advertising revenues related to IPGs incorporated in CE devices. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, under the G-GUIDE brand in Asia and under the GUIDE Plus+ brand in Europe. This Segment also has licensed certain IPG patents to manufacturers of set-top boxes for the DBS industry and continues to license certain IPG patents to interactive television software providers and program listings providers in the online, personal computer and other non-television businesses. As a result of an agreement with DirecTV that became effective January 1, 2004, the Company no longer collects one-time license fees from manufacturers of DirecTV’s set-top boxes, but instead is paid by DirecTV on a recurring revenue model based initially on new subscribers. Revenues earned from DirecTV are recognized by the Cable and Satellite Segment. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and litigation related to the enforcement or defense of patent claims.

The Corporate Segment comprises various centralized functions, including corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(14) Segment and Geographical Information (continued)

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

Segment information for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Publishing Segment:
Revenues	$237,900	$327,880	$374,150
Operating expenses, exclusive of lease settlement(1)	331,343	333,004	370,853
Lease settlement	—	(10,088)	—

Adjusted EBITDA(2)	(93,443)	4,964	3,297

Cable and Satellite Segment:
Revenues	271,813	230,948	161,776
Operating expenses(1)	163,448	133,040	121,657

Adjusted EBITDA(2)	108,365	97,908	40,119

CE Licensing Segment:
Revenues	94,479	117,541	109,767
Operating expenses(1)	54,296	74,941	69,911

Adjusted EBITDA(2)	40,183	42,600	39,856

Corporate Segment:
Operating expenses(1)	61,455	78,870	169,257

Adjusted EBITDA(2)	(61,455)	(78,870)	(169,257)

Consolidated
Revenues	604,192	676,369	645,693
Operating expenses, exclusive of lease settlement(1)	610,542	619,855	731,678
Lease settlement	—	(10,088)	—

Adjusted EBITDA(2)	(6,350)	66,602	(85,985)
Stock compensation	(132)	(437)	(33,551)
Depreciation and amortization	(29,184)	(39,037)	(131,967)
Impairment of intangible assets	—	(131,637)	(391,003)

Operating loss	(35,666)	(104,509)	(642,506)
Interest income (expense), net	15,544	5,498	(4,288)
Other income, net	337	14,413	3,760

Loss from continuing operations before income taxes	$(19,785)	$(84,598)	$(643,034)

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization, and impairment of intangible assets.
(2)	Adjusted EBITDA is defined as operating loss, excluding stock compensation, depreciation and amortization and impairment of intangible assets. The Company believes adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate performance of and make decisions about resource allocation to the industry segments.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(14) Segment and Geographical Information (continued)

The following table presents revenues earned from customers located in the United States and in foreign countries. Long-lived assets are grouped by their physical location (in thousands):

	Year ended December 31,
	2005	2004	2003
Revenues:
United States	$541,220	$610,680	$587,635
Foreign	62,972	65,689	58,058

Total	$604,192	$676,369	$645,693

	December 31,
	2005	2004
Long-lived assets:
United States	$565,206	$571,339
Foreign	2,521	2,307

Total	$567,727	$573,646

No single customer or country other than the United States accounted for more than 10% of total revenues for the years ended December 31, 2005, 2004 and 2003.

(15) Quarterly Information (unaudited)

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2005(1)
Revenues	$164,068	$158,280	$152,476	$129,368
(Loss) income from continuing operations(2)	(4,407)	(7,270)	49,080	(16,793)
Income from discontinued operations, net of tax	658	2,163	1,917	29,467
Net (loss) income	(3,749)	(5,107)	50,997	12,674
Basic and diluted (loss) income per share from continuing operations	$(0.01)	$(0.02)	$0.12	$(0.04)

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2004(1)
Revenues	$182,468	$166,680	$162,380	$164,841
(Loss) income from continuing operations(3)	(13,707)	40,007	(98,566)	(3,766)
(Loss) income from discontinued operations, net of tax	(26,069)	1,997	237	5,406
Net (loss) income	(39,776)	42,004	(98,329)	1,640
Basic and diluted (loss) income per share from continuing operations	$(0.03)	$0.09	$(0.23)	$(0.01)

(1)	In fiscal 2005, the Company sold its SkyMall in-flight catalog business (see Note 2). Accordingly, the operations of SkyMall have been reclassified as discontinued operations for all periods presented.
(2)	The Company recorded an income tax benefit of $51.1 million for the quarter ended September 30, 2005, primarily due to the closure of the IRS audit of the Company’s 2000 and 2001 federal income tax return. (See Note 8)
(3)

The Company recorded income tax expense of $39.4 million or 153.4% of income from continuing operations for the quarter ended March 31, 2004. The Company’s effective tax rate was negatively impacted by a valuation allowance recorded against a deferred tax asset created upon completion of multi-year patent license and distribution agreements with Echostar and Comcast (See Note 2). The Company also recorded $19.4 million in revenue from settlements that relate to prior service periods in the quarter ended March 31, 2004. On May 6, 2004 the Internal Revenue Service published Revenue Procedure 2004-34, effective for taxable years ending on or after May 6, 2004. Revenue Procedure 2004-34 significantly reduced the anticipated deferred tax asset associated with the EchoStar and Comcast agreements. As a result, the Company recorded an income tax benefit of $24.1

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (concluded)

(15) Quarterly Information (unaudited) (continued)

million for the quarter ended June 30, 2004. The Company also recorded a $10.1 million reduction in expenses relating to the settlement of a lease in the quarter ended June 30, 2004 (See Note 2). The Company recorded impairment charges to goodwill and indefinite-lived intangible assets totaling $131.6 million in the quarter ended September 30, 2004.

EXHIBIT INDEX

Exhibit Number	Document Description

2.1	Agreement and Plan of Merger dated as of October 4, 1999, among Gemstar International Group Limited, G Acquisition Subsidiary Corp. and TV Guide, Inc., as amended on February 7, 2000 (Incorporated by reference to Gemstar’s Form S-4 Registration Statement (333-96407), filed February 8, 2000)

3.1	Amended and Restated Certificate of Incorporation of Gemstar-TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 10-Q filed on August 4, 2005)

3.2	Amended and Restated Bylaws, as amended and restated on June 2, 2005 (Incorporated by reference to Gemstar’s Form 10-Q, filed on August 4, 2005)

4.1	Second Amended and Restated Rights Agreement, effective as of July 12, 2000, between Gemstar and American Stock Transfer & Trust Company (Incorporated by reference to Gemstar’s Form 8-K, filed July 12, 2000)

10.1	Gemstar-TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (Formerly the Gemstar International Group Limited 1994 Stock Incentive Plan; Composite Plan Document Reflecting Stock Splits and Plan Amendments Through 2001) (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-K/A, filed April 30, 2002)

10.2	Amendment to Gemstar-TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (formerly the Gemstar International Group Limited 1994 Stock Incentive Plan; Composite Plan Document Reflecting Stock splits and Plan Amendments Through 2001) (Incorporated by reference to Gemstar’s Form 10-K for the year ended December 31, 2003)

10.3	Form of Stock Option Agreement for Directors (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2004)

10.4	Form of Stock Option Agreement for Employees (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2004)

10.5	Form of Restricted Stock Unit Agreement (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2004)

10.6	Gemstar International Group Limited Deferred Compensation Plan, effective as of January 30, 2000 (Incorporated by reference to Gemstar’s Form 10-K for the year ended March 31, 2000)

10.7	Trust under the Deferred Compensation Plan (Rabbi Trust) of Gemstar International Group Limited, effective as of January 30, 2000, by and between Gemstar International Group Limited and any appointed Subsidiary and Merrill Lynch Trust Company of California (Incorporated by reference to Gemstar’s Form 10-K for the year ended March 31, 2000)

10.8	SERP Deferred Compensation Plan (a continuation and restatement of the United Video Management, Inc. and Affiliates Employers’ SERP Deferred Compensation Plan); Trust under SERP Deferred Compensation Plan dated September 29, 1995 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended September 30, 1995)

10.9	Stockholders Agreement, dated as of October 4, 1999, by and among The News Corporation Limited, a South Australia, Australia corporation, Liberty Media Corporation, a Delaware corporation, Henry C. Yuen and Gemstar International Group Limited, a British Virgin Islands corporation (Incorporated by reference to Gemstar’s Form 8-K, filed February 8, 2000)

10.19	Umbrella Agreement, dated November 7, 2002, by and among The News Corporation Limited, Henry C. Yuen, Elsie Ma Leung and Gemstar-TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.20	Amendment No. 1 to the Stockholders’ Agreement, entered into on November 7, 2002, by and among The News Corporation Limited, Henry C. Yuen, and Gemstar-TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.21	Termination Agreement, entered into on November 7, 2002, by and between Gemstar-TV Guide International, Inc., Gemstar Development Corporation, and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.22	Employment Agreement, entered into on November 7, 2002, by and between Gemstar-TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

Exhibit Number	Document Description

10.23	Patent Rights Agreement, entered into on November 7, 2002, by and between Gemstar-TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.24	Letter Agreement, dated November 7, 2002, between Gemstar-TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.25	Termination Agreement, entered into on November 7, 2002, by and between Gemstar-TV Guide International, Inc., Gemstar Development Corporation, and Elsie Ma Leung (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.26	Employment Agreement, entered into on November 7, 2002, by and between Gemstar-TV Guide International, Inc. and Elsie Ma Leung (Incorporated by reference to Gemstar’s Form 8-K filed November 12, 2002)

10.27	Letter Agreement, dated November 7, 2002, between Gemstar-TV Guide International, Inc. and Elsie Ma Leung (Incorporated by reference to Gemstar’s Form 8-K filed November 12, 2002)

10.29	Employment Agreement, dated September 9, 2002, between Gemstar-TV Guide International, Inc. and John Loughlin (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2002, filed March 31, 2003)

10.30	Employment Agreement, dated October 8, 2002, between Gemstar-TV Guide International, Inc. and Jeff Shell (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2002)

10.33	Employment Agreement, dated as of December 24, 2002, between Gemstar-TV Guide International, Inc. and Stephen Kay (Incorporated by reference to Gemstar’s Form 10-K for the year ended December 31, 2003)

10.35	Employment Agreement, dated as of April 28, 2003, between Gemstar-TV Guide International, Inc. and Brian Urban (Incorporated by reference to Gemstar’s Form 8-K filed on July 3, 2003)

10.38	Employment Agreement, dated as of August 15, 2005, between TV Guide Networks and Ryan O’Hara

10.39	Employment Agreement, dated as of December 9, 2004, between Gemstar-TV Guide International, Inc. and Richard Battista (Incorporated by reference to Gemstar’s Form 8-K filed on December 14, 2004)

10.40	Letter Agreement dated December 9, 2004, between Gemstar-TV Guide International, Inc. and Jeff Shell (Incorporated by reference to Gemstar’s Form 8-K filed on December 14, 2004)

10.41	First Amendment to Employment Agreement dated January 3, 2005 between Gemstar-TV Guide International, Inc. and John Loughlin (Incorporated by reference to Gemstar’s Form 8-K filed on January 6, 2005)

10.42	* Memorandum of Understanding, dated February 12, 2004, between Gemstar-TV Guide International, Inc. and Lead Plaintiffs Teachers’ Retirement System of Louisiana and the General Retirement System of Detroit on behalf of themselves and members of the putative class (Incorporated by reference to Gemstar’s Form 10-K for the year ended December 31, 2003)

10.43	Stipulation of Partial Settlement dated April 13, 2004, between Gemstar-TV Guide International, Inc. and Lead Plaintiffs Teachers’ Retirement System of Louisiana and the General Retirement System of Detroit on behalf of themselves and members of the putative class (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2004)

10.44	Settlement Agreement between Gemstar-TV Guide International, Inc. and the plaintiffs in the actions set forth on Exhibit A thereto (Incorporated by reference to Gemstar’s Form 8-K filed on January 4, 2005)

10.45	Gemstar-TV Guide International, Inc. Non-Employee Director Compensation Policy, as amended and restated on October 20, 2005 (Incorporated by reference to Gemstar’s Form 8-K filed on October 26, 2005)

10.46	Form of Stock Unit Agreement (Incorporated by reference to Gemstar’s 8-K filed on October 26, 2005)

Exhibit Number	Document Description

10.49	2005 TV Guide Annual Bonus Plan (Incorporated by reference to Gemstar’s Form 8-K filed on April 21, 2005)

10.50	Amended and Restated Services Agreement between The News Corporation and Gemstar-TV Guide International, Inc, amended and restated as of January 1, 2004 and addendum thereto relating to Anthea Disney (Incorporated by reference to Gemstar’s Form 10-Q filed on May 5, 2005)

10.51	Form of Notice of Executive Officers regarding Accelerations of Vesting of “Underwater” Options (Incorporated by reference to Gemstar’s 8-K filed on August 12, 2005)

10.52	Amendment to Employment Agreement between Gemstar-TV guide International, Inc. and Stephen H. Kay dated September 13, 2005 (Incorporated by reference to Gemstar’s 8-K filed on September 15, 2005)

10.53	Employment Agreement, dated as of October 4, 2005, between Gemstar-TV guide International, Inc. and Mike McKee

10.54	Employment Agreement, dated as of October 4, 2005, between Gemstar-TV guide International, Inc. and J. Scott Crystal

16	Letter, dated November 11, 2002, from KPMG LLP regarding change in certifying accountant (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 8-K/A, filed November 13, 2002)

21	List of Subsidiaries

23	Consent of Ernst & Young LLP

31.1	CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.