Form 10-Q
period 2006-03-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2006-05-04
CIK 923282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Accelerated filer Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes No

        As of April 26, 2006, there were 426,184,693 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.
INDEX

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$488,968	$465,131
Restricted cash	39,672	39,484
Marketable securities	9,320	9,253
Receivables, net	68,588	77,230
Deferred tax assets, net	28,709	21,305
Current income taxes receivable	--	50,204
Other current assets	24,090	29,348

Total current assets	659,347	691,955
Property and equipment, net	49,857	51,127
Indefinite-lived intangible assets	61,800	61,800
Finite-lived intangible assets, net	103,796	107,638
Goodwill	259,524	259,524
Income taxes receivable	55,629	55,629
Deferred tax assets, long-term	1,596	10,143
Other assets	26,579	21,866

	$1,218,128	$1,259,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,549	$29,111
Accrued liabilities	148,334	166,285
Income taxes payable	5,646	3,259
Current portion of capital lease obligations	570	558
Current portion of deferred revenue	131,243	139,913

Total current liabilities	306,342	339,126
Long-term capital lease obligations, less current portion	12,569	12,715
Deferred revenue, less current portion	410,295	425,286
Other liabilities	106,794	109,349
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share	--	--
Common stock, par value $0.01 per share	4,337	4,337
Additional paid-in capital	8,465,952	8,465,785
Accumulated deficit	(8,014,319)	(8,022,885)
Accumulated other comprehensive income, net of tax	454	477
Treasury stock, at cost	(74,296)	(74,508)

Total stockholders' equity	382,128	373,206

	$1,218,128	$1,259,682

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues
Cable and satellite	$71,812	$64,813
Publishing	38,369	71,005
Consumer electronics licensing	33,851	28,250

	144,032	164,068

Operating expenses:
Cable and satellite	45,283	44,513
Publishing	52,078	79,458
Consumer electronics licensing	12,982	14,719
Corporate	17,990	15,454

Operating expenses, exclusive of expenses shown below	128,333	154,144
Depreciation and amortization	7,961	6,924

	136,294	161,068

Operating income	7,738	3,000
Interest income, net	5,169	3,214
Other income, net	118	261

Income from continuing operations before income taxes	13,025	6,475
Income tax expense	4,459	10,882

Income (loss) from continuing operations	8,566	(4,407)

Discontinued operations:
Income from discontinued operations	--	419
Income tax benefit	--	239

Income from discontinued operations	--	658

Net income (loss)	$8,566	$(3,749)

Basic and diluted per share:
Income (loss) from continuing operations	$0.02	$(0.01)
Income from discontinued operations	--	--

Net income (loss)	$0.02	$(0.01)

Weighted average shares outstanding:
Basic	426,173	424,287
Diluted	426,213	424,287

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2006	2005

Balance at beginning of period	$373,206	$310,792
Net income (loss)	8,566	(3,749)
Other comprehensive loss	(23)	(219)

Comprehensive income (loss)	8,543	(3,968)
Other, principally shares issued pursuant to stock option plans, including tax benefit, and stock compensation expense	379	1,723

Balance at end of period	$382,128	$308,547

        See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$8,566	$(3,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,961	7,215
Deferred income taxes	1,143	(3,123)
Other	1,219	1,008
Changes in operating assets and liabilities:
Receivables	8,864	12,275
Income taxes receivable	50,204	4,665
Other assets	1,082	5,528
Accounts payable, accrued liabilities and other liabilities	(29,229)	(43,687)
Income taxes payable	2,387	11,418
Deferred revenue	(23,661)	(15,192)

Net cash provided by (used in) operating activities	28,536	(23,642)

Cash flows from investing activities:
Investments	(1,788)	--
Purchases of marketable securities	(9,330)	(5,099)
Maturities of marketable securities	9,246	7
Proceeds from sale of assets	8	11
Additions to property and equipment	(2,732)	(2,491)

Net cash used in investing activities	(4,596)	(7,572)

Cash flows from financing activities:
Repayment of capital lease obligations	(135)	(125)
Proceeds from exercise of stock options	40	1,403

Net cash (used in) provided by financing activities	(95)	1,278

Effect of exchange rate changes on cash and cash equivalents	(8)	(99)

Net increase (decrease) in cash and cash equivalents	23,837	(30,035)
Cash and cash equivalents at beginning of period	465,131	558,529

Cash and cash equivalents at end of period	$488,968	$528,494

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s 2005 Annual Report on Form 10-K and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

        Certain financial statement items for the prior period have been reclassified to conform to the 2006 presentation.

         Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123, Share-Based Payment (“Statement 123R”), which the Company adopted as of January 1, 2006. See Note 9 for a description of Statement 123R.

(2)  Dispositions

         SkyMall

        On December 1, 2005 the Company sold its SkyMall in-flight catalog business to a private equity group for $43.3 million in cash. Under the terms of the sale, the Company retained approximately $4.0 million of SkyMall liabilities and approximately $12.0 million of SkyMall’s cash, cash equivalents, and marketable securities. The operations of the SkyMall business are shown as discontinued operations in the accompanying condensed consolidated statements of operations. Revenues of the SkyMall business were $11.3 million for the three months ended March 31, 2005.

         SNG Businesses

        On March 1, 2004, the Company entered into an agreement with EchoStar Communication Corporation and certain of its subsidiaries (“EchoStar”) whereby EchoStar acquired substantially all of the operating assets and certain liabilities of the Company’s SuperStar/Netlink Group LLC, UVTV distribution services and SpaceCom Systems businesses (collectively the “SNG Businesses”). Costs associated with this disposal were estimated at $5.9 million, and consisted principally of contractual acceleration of certain liabilities, employee-related transfer costs necessitated by the deal structure (asset purchase), and other transaction costs. As of March 31, 2006, $4.9 million of these costs remain unpaid and are included in accrued expenses in the accompanying condensed consolidated balance sheets. These costs are expected to be paid this year.

(3)  Litigation and Other Contingencies

        The following material developments in the Company’s legal proceedings occurred in the quarter ended March 31, 2006. The Company intends to vigorously defend or prosecute all pending legal matters unless specified otherwise below.

SEC Matters

        In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., Case No. CV-03-3124 MRP (PLAx), in the United States District Court for

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(3)  Litigation and Other Contingencies (continued)

the Central District of California. On May 5, 2003, the Securities and Exchange Commission (“SEC”) filed a proceeding pursuant to Section 1103 of the Sarbanes-Oxley Act seeking an order requiring the Company to maintain approximately $37.0 million in segregated, interest-bearing bank accounts (“1103 funds”). The Company had originally set those funds aside for payment to its former chief executive officer, Henry C. Yuen, and its former chief financial officer, Elsie Leung, in connection with the Company’s November 2002 management and corporate governance restructuring. On May 9, 2003, after a hearing, the Court ordered the Company to retain the 1103 funds in those segregated accounts preventing the Company from paying any portion of those funds to Mr. Yuen or Ms. Leung, absent further order of the Court. No further orders have been received from the Court with respect to the 1103 funds because the SEC’s civil enforcement case against Mr. Yuen (discussed below) has not been finally resolved, though the proposed relief sought by the SEC in the enforcement proceeding includes a prohibition against Mr. Yuen seeking to obtain any portion of the 1103 funds. Further, the Company has challenged Mr. Yuen’s and Ms. Leung’s assertions of entitlement to the 1103 funds in conjunction with their respective arbitration proceedings which are still pending.

        Securities and Exchange Commission v. Henry C. Yuen, et al., Case No. 03-CV-4376 MRP (PLAx), in the United States District Court for the Central District of California. On June 19, 2003, the SEC filed a complaint alleging violations of federal securities laws against Mr. Yuen, Ms. Leung and certain other of the Company’s former executives. The Company is not a party in this proceeding. On November 21, 2005, Ms. Leung reached a settlement with the Pacific Regional Office of the SEC in Los Angeles, which was approved by the SEC Commissioners in Washington, D.C. On February 23, 2006, Ms. Leung’s settlement was approved and a final judgment of permanent injunction and other relief was entered by the Court. On March 16, 2006, the Court issued its findings of fact and conclusions of law with respect to the SEC’s charges against Mr. Yuen, finding Mr. Yuen liable for securities fraud, reporting violations, record-keeping violations, internal control violations, and lying to the Company’s audit committee and auditors. On March 27, 2006, the SEC filed its proposed judgment against Mr. Yuen requesting, among other things, that the Court order Mr. Yuen to relinquish his claims to approximately $30.3 million of the 1103 funds. The Court has allowed Mr. Yuen and the SEC to file additional briefs regarding the form of the proposed judgment and has not issued a final judgment in the case.

Claims Under the Company’s Directors and Officers Liability Insurance Policies

        On July 6, 2005, the Company filed a complaint against its former insurance carriers in a case captioned Gemstar-TV Guide International, Inc. v. National Union Fire Insurance Company of Pittsburgh, PA, Federal Insurance Company, et al., in the United States District Court for the Central District of California, Case No. 05-CV-05719 NM, alleging that the issuers of the Company’s directors and officers liability insurance policies, with aggregate policy limits of $50 million, for the 1999-2002 policy periods, breached their obligations under these policies by, among other things, failing to pay defense costs related to: the SEC’s previous investigation into accounting and financial reporting; various related shareholder and derivative actions; and the action entitled Securities and Exchange Commission v. Henry C. Yuen, et al. (discussed above) which alleges violations of federal securities laws. The Company seeks declaratory relief, monetary damages plus interest, attorneys’ fees and costs. On March 30, 2006, the Company dismissed its second complaint in this matter, without prejudice, pursuant to an agreement to participate in mediation with its former insurance carriers. The Company has not recorded a contingent receivable with respect to this matter in the accompanying condensed consolidated financial statements.

Other Litigation

        On January 18, 2006, the Company terminated Brian D. Urban, its former chief financial officer, for cause under the terms of his employment agreement.  In April 2006, Mr. Urban filed a complaint with the U.S. Department of Labor pursuant to Section 806 of the Sarbanes-Oxley Act.  In his complaint, Mr. Urban seeks reinstatement, back pay, with interest, other compensatory damages, exemplary and punitive damages, costs and reasonable attorneys’ fees. Mr. Urban alleges that he was terminated in retaliation for reporting matters which he believed were material weaknesses in the Company’s internal controls. Mr. Urban’s claim that he was terminated in retaliation for reporting matters relating to the Company’s internal controls is without merit and the Company intends to defend itself vigorously.

        The Company’s audit committee, with the assistance of independent counsel and accounting experts, investigated Mr. Urban’s allegations regarding the Company’s internal controls. The Company also investigated these allegations. Both the Company and the audit committee concluded that these allegations were without merit.

        In addition to the items listed above, the Company is party to various legal actions, claims and proceedings as set forth in its Form 10-K for the year ended December 31, 2005, as well as other actions, claims and proceedings incidental to its business. Additional information regarding certain of the matters discussed above is contained in that filing.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(3)  Litigation and Other Contingencies (continued)

        The Company has established loss provisions only for matters in which it has determined that losses are probable and can be reasonably estimated. However, the Company may be required to incur expenses or costs in these and other incidental litigation matters in aggregate amounts that may have a material adverse effect on its financial condition or results of operations.

(4)  Post-Employment Compensation

        In accordance with the terms of Mr. Yuen’s and Ms. Leung’s respective employment agreements, the Company is obligated to pay salary and benefits to Mr. Yuen and Ms. Leung until an arbitration panel concurs that each of them was properly terminated. Ms. Leung’s employment agreement expired in November 2005. Combined payments totaled approximately $0.5 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively, and are included in operating expenses in the condensed consolidated statements of operations. In April 2006, the Company discontinued paying Mr. Yuen’s salary and benefits, pending further rulings on this matter by the arbitration panel.

        Pursuant to a Patent Rights Agreement with Mr. Yuen, the Company recognized costs totaling $0.8 million for each of the quarters ending March 31, 2006 and 2005. These costs are included in operating expenses in the condensed consolidated statements of operations.

(5)  Guarantees

        The Company guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

        The Company provides indemnification of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the incorporation of the Company’s products, intellectual property, services and/or technologies into the licensee’s products and services, provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company’s indemnification obligation is typically limited to the cumulative amount paid to the Company by the licensee under the license agreement. Other license agreements, including those with our largest multiple system operators (“MSOs”) and digital broadcast satellite (“DBS”) providers, do not specify a limit on amounts that may be payable under the indemnity arrangements. In the second quarter of 2005, the Company received notice of an indemnification claim from one of its largest licensees under an indemnity arrangement which does not specify a limit on the amount that may be payable. Additionally, the Company has agreed to reimburse another one of its licensees for legal expenses and liabilities in connection with certain pending claims in an aggregate amount not to exceed $3.5 million. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by Financial Accounting Interpretation No. 45. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

        In connection with the Company’s sale of its SkyMall in-flight catalog business, the Company has indemnified SkyMall and certain of its affiliates for various matters that are typical for transactions of this type, subject in certain instances to a negotiated basket and/or cap.

        In conjunction with the assignment of a lease held by TV Guide Interactive, Inc. (“Interactive”) to Guideworks, LLC, a 49% owned joint venture (“Guideworks”) Interactive and the Company’s co-venturer jointly and severally guaranteed the obligations of Guideworks under the lease. Interactive’s guaranty obligations continue as long as the Company is a member of Guideworks.

        The Company also has agreements to indemnify and/or advance costs to a number of its former and current officers and directors against losses incurred by them as a result of their service as an officer and/or director of the Company. In particular, the Company has certain agreements to indemnify and/or advance costs to individuals for legal fees and expenses incurred in connection with certain litigation and investigatory proceedings. Among the former officers and directors with whom the Company has such agreements are Mr. Yuen, Ms. Leung and Craig M. Waggy. The litigation and investigatory proceedings to which these agreements relate include, but are not limited to, the SEC enforcement case described above, the shareholder and derivative litigation in which the Company was also named as a party, and the American Arbitration Association (“AAA”) arbitration proceedings between the Company and Mr. Yuen and Ms. Leung. The Company recorded approximately $1.2 million and $1.3 million in legal expenses incurred by its former officers and directors in the three months ended March 31, 2006 and 2005, respectively, which are included in operating expenses in the condensed consolidated statements of operations. As of March 31, 2006 and December 31, 2005, the Company had accrued expenses of $3.6 million and $2.4 million, respectively, for such amounts, which are included in accrued liabilities on the condensed consolidated balance sheets.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(5)  Guarantees (continued)

        The Company maintains directors and officers (“D&O”) liability insurance with respect to liabilities arising out of certain matters, including matters arising under securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the insurance policies.

(6)   Income Taxes

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 34.2% for the three months ended March 31, 2006.

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 168.1% for the three months ended March 31, 2005. The Company’s effective tax rate in 2005 was impacted by a valuation allowance required for a deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast Corporation (“Comcast”), which were entered into in 2004. While these advances were received during 2004, a substantial portion of these advances became taxable to the Company during 2005 under current tax regulations.

(7)  Related Party Transactions

        As of March 31, 2006, News Corporation beneficially owned approximately 41% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

        The Company charged entities controlled by News Corporation $3.3 million and $3.9 million for advertising and other services during the three months ended March 31, 2006 and 2005, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $0.3 million and $0.4 million, respectively.

        The Company also provides advertising and other services to a third party that is the beneficiary of a media services commitment from News Corporation. News Corporation pays the Company for the services provided to the third party, and accordingly reduces News Corporation’s obligation to this third party. Under this arrangement, the Company charged News Corporation $0.2 million for each of the three months ended March 31, 2006 and 2005.

        The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.1 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. News Corporation also began providing the Company with the services of the Company’s current chairman of the board of directors starting in December 2004. Expenses associated with these services approximated $0.1 million for each of the quarters ending March 31, 2006 and 2005.

        During the third quarter of 2004, the Company entered into a long-term capital sublease with News Corporation for a transponder to be used in its Cable and Satellite operations. Related amortization and interest expense recognized under this capital sublease was $0.5 million for each of the three months ended March 31, 2006 and 2005. The total obligation under this capital lease was $13.1 million at March 31, 2006 and $13.3 million at December 31, 2005.

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

        As of March 31, 2006 and December 31, 2005, the Company had receivables due from News Corporation-controlled entities totaling $1.0 million and $1.4 million, respectively, and payables due to News Corporation-controlled entities totaling $0.1 million and $0.2 million, respectively.

        The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(8)  Segment Information

        The Company’s segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses.

        The Cable and Satellite Segment offers technologies, products and services to consumers and service providers in the cable and satellite industry. The business units in this Segment include TV Guide Channel, TV Guide Interactive, TVG Network, TV Guide Spot and TV Guide Mobile Entertainment.

        The Publishing Segment consists of TV Guide magazine, TV Guide Online and TV Guide Data Solutions.

        The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Asia, and IPGs marketed under the TV Guide On Screen brand in North America, under the G-GUIDE brand in Japan and under the GUIDE Plus+ brand in Europe. This Segment also has licensed certain IPG patents to manufacturers of set-top boxes for the DBS industry and continues to license certain IPG patents to interactive television software providers and program listings providers in the online, personal computer and other non-television businesses. In addition, the CE Licensing Segment incurs costs associated with patent prosecution and litigation related to the enforcement or defense of patent claims.

        The Corporate Segment includes corporate management, corporate legal, corporate finance and other functions, and related costs such as certain litigation and insurance costs. The Corporate Segment also includes the Company’s business development and product development and technology groups’ costs, to the extent that these costs support company-wide initiatives or to the extent they represent preliminary expenditures against initiatives that have not yet been assigned to a business segment.

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

        Segment information for the three months ended March 31, 2006 and 2005 is presented and reconciled to consolidated income from continuing operations before income taxes as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Cable and Satellite Segment:
Revenues	$ 71,812	$ 64,813
Operating Expenses(1)	45,178	44,513

Adjusted EBITDA(2)	26,634	20,300

Publishing Segment:
Revenues	38,369	71,005
Operating Expenses(1)	52,018	79,458

Adjusted EBITDA(2)	(13,649)	(8,453)

CE Licensing Segment:
Revenues	33,851	28,250
Operating Expenses(1)	12,949	14,719

Adjusted EBITDA(2)	20,902	13,531

Corporate Segment:
Operating Expenses(1)	17,876	15,429

Adjusted EBITDA(2)	(17,876)	(15,429)

Consolidated:
Revenues	144,032	164,068
Operating Expenses(1)	128,021	154,119

Adjusted EBITDA(2)	16,011	9,949
Stock compensation	(312)	(25)
Depreciation and amortization	(7,961)	(6,924)

Operating income	7,738	3,000
Interest income, net	5,169	3,214
Other income, net	118	261

Income from continuing operations before income taxes	$ 13,025	$ 6,475

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(8)  Segment Information (continued)

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.

(2)	Adjusted EBITDA is defined as operating income (loss), excluding stock compensation, depreciation and amortization and impairment of intangible assets. The Company believes adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and make decisions about resource allocation to the industry segments.

(9)  Stock-Based Employee Compensation

        The Company adopted Statement 123R as of January 1, 2006. Statement 123R requires the Company to expense, in its consolidated statement of operations, the estimated fair value of employee stock options and similar awards. The Company adopted the provisions of Statement 123R using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, all awards granted prior to, but not yet vested as of, January 1, 2006, are included in stock compensation expense using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Stock compensation expense for all share based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The Company recognizes compensation costs for shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. For the three months ended March 31, 2006, the Company recorded $0.3 million of stock compensation expense in its condensed consolidated statement of operations.

        Prior to January 1, 2006, the Company followed the disclosure-only provisions of Statement 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of Statement 123. The Company measured compensation expense for its stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. APB 25 required compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock.

        The pro forma table below reflects net loss and basic and diluted net loss per share for the three months ended March 31, 2005, had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123 (in thousands, except per share data):

Three Months Ended, March 31, 2005
Net loss as reported	$(3,749)
Add: Stock-based compensation cost included in reported net loss, net
of related tax effects	25
Less: Stock-based compensation cost, net of related tax effects	(7,575)

Pro forma net loss	$(11,299)

Basic and diluted loss per share:
As reported	$ (0.01)
Pro forma	(0.03)

        The above pro forma disclosure includes $4.6 million due to the accelerated vesting of stock options, in accordance with the employment agreements, of certain former executives who left the Company in the first quarter of 2005.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(9)  Stock-Based Employee Compensation (continued)

        The fair value of options granted during the three months ended March 31, 2006 and 2005, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.6%	4.1%
Expected volatility	49.5%	45.0%
Expected life (years)	6.3	6.5
Expected dividend yield	-%	-%

        The per share weighted-average fair value of stock options granted during the three months ended March 31, 2006 was $1.72. The Company’s volatility estimate, for each of the three months ended March 31, 2006 and 2005, was based on the Company’s historical daily volatility from April 1, 2003 (the day after the Company restated its 2002 and prior financial results) as well as the implied volatility of the Company’s exchange traded options. The estimated expected term was determined based on the formula described in Staff Accounting Bulletin No. 107 for estimating the expected term of “plain vanilla” options.

        The following table summarizes information about the Company’s stock option transactions (options in thousands):

	Shares (in thousands)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)		Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	33,839	$7.32		.
Granted	4,206	3.19
Exercised	(14)	2.80
Cancelled	(1,533)	5.38

Outstanding at March 31, 2006	36,498	$6.91	4.2		$367

Vested and expected to vest at March 31, 2006	35,405	$7.02	4.1		$320

Exercisable at March 31, 2006	31,405	$7.52	3.4		$132

        As of March 31, 2006, $6.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 3.8 years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2006 and all other filings, including current reports on Form 8-K, filed with the SEC after such date and through the date of this report. This MD&A should also be read in conjunction with the condensed consolidated financial statements and notes that appear elsewhere in this report.

Overview

        Gemstar-TV Guide International, Inc. (“Gemstar” or the “Company”) is a media, entertainment and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of television viewers worldwide.

        For the three months ended March 31, 2006, we generated revenue of $144.0 million (compared to $164.1 million in the same period in 2005), recorded net income of $8.6 million (compared to a net loss of $3.7 million in the same period in 2005) and had cash flow from operations of $28.5 million (compared to $(23.6) million in the same period in 2005).

        The Company’s segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses.

        Cable and Satellite Segment. Our Cable and Satellite Segment includes the operations of TV Guide Channel, TV Guide Interactive, TVG Network, TV Guide Spot and TV Guide Mobile Entertainment. For the three months ended March 31, 2006, the Cable and Satellite Segment generated 49.9% of our total revenue. The Cable and Satellite Segment generates revenue primarily from affiliate and advertising fees received by TV Guide Channel, licensing revenue received by TV Guide Interactive and wagering and licensing fees received by TVG Network.

        TV Guide Channel is an entertainment network that offers television guidance-related programming as well as program listings and descriptions. TV Guide Channel offers multiple system operators (“MSOs”) and digital broadcast satellite (“DBS”) providers a customized and localized television network, continuously delivering updated entertainment information that promotes the provider’s networks and services. During the quarter we continued our focus on improving the quality of our programming as the TV Guide Channel premiered 157 episodes, compared to 75 episodes during the same period in the prior year.

        As of March 31, 2006, TV Guide Interactive domestic cable and satellite subscribers that receive either our interactive program guide (“IPG”) or another party’s IPG provided under a patent license for which we are paid increased by 20.8% as compared to March 31, 2005. This increase was primarily a result of increased digital penetration among our major MSO licensees and an increase in the number of DirecTV subscribers for which we are paid. This increase does not necessarily exactly correlate to increases in our IPG licensing revenue, due to the terms of certain license agreements.

        TVG Network is a television network that combines live horse racing from many of the premier horse racetracks in the United States and other countries with the convenience of interactive wagering from home from certain states. For the three months ended March 31, 2006, TVG Network handled approximately $71.6 million in wagers, a 16.1% increase over the same period in the prior year. During April 2006, TVG Network launched its redesigned Web site (www.tvg.com), which provides convenient access for customers to establish an account, place wagers from certain states and take advantage of features such as free odds and results, an online handicapping store and up to the minute live race schedules.

        TV Guide Spot is our on-demand service designed to entertain consumers while helping them navigate their ever-expanding programming choices. TV Guide Spot features short-form, originally-produced entertainment programs that guide consumers to the most compelling fare on TV each week. TV Guide Spot is now available to approximately 15.8 million Comcast, Insight and Time Warner digital cable subscribers. TV Guide Spot is also available to broadband users on TVGuide.com and to TiVo subscribers with stand-alone set-top boxes. TV Guide Spot will also be available to Cox Communications, Charter, Adelphia and Cablevision digital cable subscribers during 2006.

        TV Guide Mobile Entertainment is our business unit focused on distributing our content and technology on mobile devices, including video enabled cell phones and personal digital assistants. In February 2006, TV Guide Mobile Entertainment began offering Cingular Video subscribers the opportunity to access a mobile, on demand version of TV Guide Channel.

        Publishing Segment. Our Publishing Segment consists of TV Guide magazine, TV Guide Online (www.tvguide.com), and TV Guide Data Solutions. For the three months ended March 31, 2006, our Publishing Segment generated 26.6% of our total revenue. Our Publishing Segment generates revenue primarily through subscription and newsstand sales of TV Guide magazine and advertising revenue received by TV Guide magazine and TV Guide Online.

        The first quarter of 2006 was the first full quarter of results for the full-sized, full-color, TV Guide magazine. The reformatted TV Guide magazine’s content is centered on TV-related news, feature stories, TV celebrity photos, behind-the-scenes coverage, reviews and recommendations and national television listings. The reformatted TV Guide is family-focused and targeted towards women ages 30 to 54. Weekly total circulation for the first quarter of 2006 averaged 4.1 million, exceeding the magazine’s advertising rate base of 3.2 million copies by 27%. We believe the new full-sized TV Guide magazine is an enhanced, more targeted product for today’s television enthusiasts and is designed to yield higher subscription prices and higher advertising CPMs.

        TV Guide Online (www.tvguide.com) is a TV information and guidance destination that provides consumers with a combination of entertainment news, TV programming, celebrity information, localized channel listings, editorial guidance, and community features. During the first quarter of 2006 we launched our new TV Guide Online search service. This TV search engine provides consumers with a uniquely comprehensive experience by fully integrating online video with the breadth and depth of TV Guide’s database of listings, show and episode descriptions, news, reviewers, ratings, podcasts, TV Guide magazine covers, and other contextual information, as well as video clips from certain networks. We also added over 3,000 new partner videos and added video clips from over 60 different shows from the major networks and cable as part of our daily editorial coverage. In addition, in April 2006 we launched an entertainment blog community. Over 60 entertainment blogs, primarily created and maintained by our TV Guide magazine and TV Guide Online editorial staff, are now live on the site and every user can create his or her own blog using TVGuide.com’s simple blogging tools.

        TV Guide Data Solutions is a data collection and distribution business that gathers and distributes program listings and channel lineups.

        Consumer Electronics Licensing Segment. Our CE Licensing Segment earns revenue from licensing our proprietary technologies and services to the CE manufacturing industry. For the three months ended March 31, 2006, the CE Licensing Segment generated 23.5% of our total revenue. The CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ Brand in North America and under other brands in Europe, Japan and Asia, and IPGs marketed under the G-Guide brand in Japan, under the Guide Plus+ brand in Europe and TV Guide On Screen brand in North America.

        Our VCR Plus+ business continues to contribute a meaningful amount of revenue to the CE Licensing Segment. The life of our VCR Plus+ business has been extended by the incorporation of our VCR Plus+ technology in certain mid to low-end digital recorders.

        Our CE IPG business continues to be strong in Japan. In Japan we also continue to see a transition for our IPG from primarily a recording feature in digital recorders to a guidance feature in television sets. In the first quarter of 2006, 76% of the 21 CE products incorporating our IPG released in the Japanese market were television sets. We believe this transition will continue throughout 2006.

        In Europe, nine CE products incorporating our IPG were released in the first quarter of 2006. All of these products were digital recorders with hard drives. For the remainder of 2006, we believe we will see the number of products in Europe incorporating our IPG increase, as our IPG is integrated into a broader base of products with our key licensees.

        In the North American market, eight CE products incorporating our IPG were released in the first quarter of 2006. The North American market differs from the Japanese and European markets in that our IPG is being incorporated primarily in high-end television sets as opposed to digital recorders. Of the eight products launched in 2006, six were high-end television sets, which typically have lower sales volumes than lower-priced devices.

    Corporate.        Our Corporate Segment includes corporate management, corporate legal, corporate finance and other functions and includes related costs such as certain litigation and insurance costs. Our Corporate Segment also includes our business development and product development and technology groups’ costs, to the extent that these costs support company-wide initiatives or to the extent they represent preliminary spending related to initiatives that have not been assigned to business segments.

         Consolidated Results of Operations

        The following table sets forth certain financial information for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005	Change
Statement of Operations Data:
Revenues	$144,032	$164,068	$(20,036)
Operating expenses:
Operating expenses, exclusive of expenses shown below	128,333	154,144	(25,811)
Depreciation and amortization	7,961	6,924	1,037

	136,294	161,068	(24,774)

Operating income	7,738	3,000	4,738
Interest income, net	5,169	3,214	1,955
Other income, net	118	261	(143)

Income from continuing operations before income taxes	13,025	6,475	6,550
Income tax expense	4,459	10,882	(6,423)

Income (loss) from continuing operations	8,566	(4,407)	12,973
Discontinued operations:
Income from discontinued operations	--	419	(419)
Income tax benefit	--	239	(239)

Income from discontinued operations	--	658	(658)

Net income (loss)	$8,566	$(3,749)	$12,315

Other Financial Data:
Net cash provided by (used in):
Operating activities	$28,536	$(23,642)	$52,178
Investing activities	(4,596)	(7,572)	2,976
Financing activities	(95)	1,278	(1,373)

         Discussion

        For the three months ended March 31, 2006, revenues were $144.0 million, a decrease of $20.0 million, or 12.2%, compared to the same period in 2005. Revenues for our Publishing Segment decreased by $32.6 million. This decrease was partially offset by a $7.0 million and a $5.6 million increase in revenues for our Cable and Satellite Segment and CE Licensing Segment, respectively. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

        For the three months ended March 31, 2006, operating expenses were $128.3 million, a decrease of $25.8 million, or 16.7%, compared to the same period in 2005. The decrease was primarily due to a $26.8 million decrease in operating expenses at TV Guide magazine. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in the MD&A.

Interest income, net

        For the three months ended March 31, 2006, interest income was $5.2 million, an increase of $2.0 million from the same period in 2005. This increase is due to higher prevailing interest rates.

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

        Liabilities related to contingent matters at March 31, 2006 and December 31, 2005 were $24.3 million and $23.1 million, respectively.

        Outside legal expenses were $6.2 million and $6.5 million for the three months ended March 31, 2006 and 2005, respectively. We expect outside legal expenses to continue to be significant for the foreseeable future.

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

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 34.2% for the three months ended March 31, 2006.

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 168.1% for the three months ended March 31, 2005. The Company’s effective tax rate in 2005 was impacted by a valuation allowance required for a deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast Corporation (“Comcast”), which were entered into in 2004. While these advances were received during 2004, a substantial portion of these advances became taxable to the Company during 2005 under current tax regulations.

         Segment Results of Operations

        Our business segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss reviewed by the chief operating decision maker. Segment information for the three months ended March 31, 2006 and 2005 is presented and reconciled to consolidated income from continuing operations before income taxes in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in Note 8 of the condensed consolidated financial statements. Discussion relating to operating expenses for our segments uses the definition of operating expenses included in Note 8.

Cable and Satellite Segment

        For the three months ended March 31, 2006, revenues for this segment were $71.8 million, an increase of $7.0 million, or 10.8%, compared to the same period in 2005.

        The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

	Three Months Ended March 31,		Change
	2006	2005	Dollars	Percent
Cable and Satellite Segment:
TV Guide Channel	$35,397	$32,805	$2,592	7.9%
TV Guide Interactive	25,958	23,578	2,380	10.1%
TVG Network	10,426	8,409	2,017	24.0%
Other	31	21	10	47.6%

Total	$71,812	$64,813	$6,999	10.8%

         For the three months ended March 31, 2006, TV Guide Channel advertising revenue increased $2.3 million, primarily due to improved advertising inventory management and higher unit rates. We believe our advertising revenues will continue to grow due to our efforts to increase viewership by continuing to improve the quality of our programming.

        Affiliate revenues increased by $0.3 million or 6.0%. Future TV Guide Channel revenue growth will be largely dependent on our ability to grow advertising revenues, as the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts.

        For the three months ended March 31, 2006, TV Guide Interactive revenues increased by $2.4 million, or 10.1%, when compared to the same period in 2005. This increase was primarily due to a $3.3 million or 15.0% increase in licensing revenue due to an increase in the number of domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid.

        In the first quarter of 2006, we entered into a service agreement with Cox Communications to deploy our IPGs in the future. We anticipate recognizing revenue from the deployment of our IPGs pursuant to this service agreement beginning in the second half of 2007. In addition, in April 2006, we extended our relationship with Charter Communications (“Charter”) by entering into a long-term agreement to deploy i-Guide. Charter will deploy i-Guide in Motorola set-top boxes and in Scientific Atlanta set-top boxes when i-Guide is available on that platform. This is anticipated to occur in the second half of 2007. After taking into account the revenue increase resulting from these two agreements, due to the fact that we have licensed our IPG technology to most major domestic cable and satellite providers, our future revenue growth will largely depend upon the overall growth in domestic digital cable and satellite subscribers. In addition, penetrating international markets could provide additional growth opportunities.

        IPG advertising revenues for the three months ended March 31, 2006 decreased by $0.9 million or 56.4%, as compared to the same period in 2005. This decrease is due to the MSO that provided us with the majority of our advertising carriage in the first quarter of 2005 not carrying IPG advertising on the majority of its systems in 2006. Our ability to provide IPG advertising is generally at the discretion of the MSO and DBS providers if they deploy their own IPG or a third party IPG, which is the case for the majority of subscribers for which we are paid a license fee. Our ability to increase advertising revenue in future periods is largely dependent on the development of an IPG advertising platform that is accepted by MSOs and DBS providers, advertisers and consumers.

        For the three months ended March 31, 2006, TVG Network, our interactive cable and satellite television network focused on horseracing, increased revenues by $2.0 million or 24.0%, as compared to the same period in 2005. This growth reflects increased wagering volumes for both our wagering operations and the wagering operations of our licensees. Our wagering operations and the wagering operations of our licensees have benefited from our continued growth in household distribution. As of March 31, 2006, TVG Network was available in approximately 18.1 million domestic cable and satellite homes, an increase of 20.7% as compared to March 31, 2005. Additionally, TVG Network is carried on Fox Sports Net in approximately 5.0 million southern California homes for two hours or more, five days a week.

        Operating expenses in this segment were $45.2 million for the three months ended March 31, 2006, an increase of $0.7 million, or 1.5%, from the same period last year. This increase was primarily due to a $2.2 million increase in TV Guide Channel programming and marketing expenses.

      Additional Cable and Satellite Segment Operating Statistics

	As of
Subscriber Data (in thousands) (1)	March 31, 2006	Dec. 31, 2005	March 31, 2005	Dec. 31, 2004

TV Guide Channel	77,954	77,353	76,911	76,667
Cable and Satellite Technology Licenses	41,699	39,372	34,511	32,659
TVG Network	18,100	18,000	15,000	14,300

(1)     Subscriber data represents:

•	Nielsen households for the domestic TV Guide Channel
•	Cable and Satellite Technology Licenses reported by domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid
•	Households for TVG Network, based primarily on information provided by distributors

         Publishing Segment

        For the three months ended March 31, 2006, revenues for this segment were $38.4 million, a decrease of $32.6 million, or 46.0%, compared to the same period last year. The decrease was primarily due to decreases in revenues associated with the reformatted TV Guide magazine, which was relaunched in October 2005.

        The following table shows the breakdown of revenues in the Publishing Segment by business unit (in thousands):

	Three Months Ended March 31,		Change
	2006	2005	Dollars	Percent
Publishing Segment:
TV Guide magazine	$35,480	$68,981	$(33,501)	(48.6)%
TV Guide Online	2,731	1,933	798	41.3
Other	158	91	67	73.6

Total	$38,369	$71,005	$(32,636)	(46.0)%

        The first quarter of 2006 was the first full quarter of results for the full-sized, full-color, TV Guide magazine. During the comparable quarter for 2005, we were publishing our digest format TV Guide. It is difficult to make meaningful comparisons between the financial results of the legacy digest and the new full-sized magazine, given the significant differences in the products and their business models.

        The reformatted TV Guide magazine’s content is centered on TV-related news, feature stories, TV celebrity photos, behind-the-scenes coverage, reviews and recommendations and national television listings. The reformatted TV Guide is family-focused and targeted towards women ages 30 to 54. The magazine is published as one national edition, with either an Eastern/Central or a Pacific time zone designation. The reformatted TV Guide magazine is produced with a shorter editorial cycle than its predecessor, the digest format TV Guide. This enables the magazine to be more timely and topical. The newsstand cover price is now $1.99. The reformatted TV Guide is designed to be a publication that can command a higher CPM from program and conventional advertisers due to its enhanced format, improved circulation mix, and more focused and relevant demographic. The reformatted TV Guide magazine’s advertising rate base, the volume of circulation guaranteed to advertisers, is 3.2 million.

        By comparison, during the first quarter of 2005, we published approximately 140 local editions of the digest format TV Guide and offered it at a newsstand cover price of $2.49. The digest format TV Guide was focused on grid listings and had substantially less feature content. While there were more ad pages per copy, the digest format TV Guide appealed to conventional advertisers seeking to reach a very large circulation base and mass audience at low CPMs, as well as to networks for localized black and white tune-in advertising that benefited local affiliates. Our rate base was 9 million and included approximately 2.9 million in sponsored copies. Due to the efficiencies in reaching our mass audience, our largest sources of conventional advertising were from the packaged goods and pharmaceutical industries as well as direct response advertisers.

        The decrease in TV Guide magazine’s rate base from 9.0 to 3.2 million has been by design. Since the October 2005 relaunch, we have eliminated most of our non-contributing sponsored copies. We have also eliminated many subscription offers and sources that do not support our new pricing model and circulation strategies, such as the use of heavily discounted promotional offers and certain agent sources. While we over delivered on our circulation base during the first quarter of 2006, we anticipate we will manage down our average weekly total circulation to 3.2 million by the end of 2006 as we continue to focus on improving the quality of our subscriber file.

        As a result of our efforts to manage down our circulation base, subscriber revenues for the three months ended March 31, 2006, declined by $10.6 million or 29.3%, when compared to the same period in the prior year. Our average weekly-paid subscribers during the three months ended March 31, 2006, decreased by 35.4% compared to the same period in the prior year. However, the impact on revenue from the decrease in average weekly-paid subscribers was partially offset by a 9.4% increase in subscriber revenue per copy. We believe this result is an indication that our new circulation strategy is working. We also believe that our subscriber revenue per copy will continue to rise as a result of our on-going focus on improving subscriber quality.

        Newsstand revenues, for the three months ended March 31, 2006, decreased by $4.8 million or 88.4%, as compared to the same period in the prior year. This decline was primarily due to our lower cover price ($1.99 vs. $2.49 for the digest) as well as $2.3 million in initial placement order (“IPO”) fees associated with acquiring new rack space for the full-sized TV Guide. Emerging Issues Task Force Issue No. 01-09: Accounting for Consideration Given by a Vendor to a Customer requires certain consideration given by a vendor to a customer to be recorded as a reduction in revenue. As a result, TV Guide magazine revenues have been reported net of rack costs, retail display allowances, distribution fees and IPO fees.

        Advertising revenues, for the three months ended March 31, 2006 compared to the same period in 2005, decreased by $17.8 million or 67.1%. A steep decrease in rate base, significantly increased CPMs, and the time necessary to gain advertiser consideration and acceptance of the new full-sized TV Guide magazine all contributed to the anticipated decrease in ad revenue and ad pages. While ad revenues declined, we have been able to successfully increase our CPM’s. Our goal is to increase ad page volume while maintaining strong CPMs. We anticipate that advertising revenues in the second quarter of 2006 will be consistent with the first quarter of 2006. We believe our ad page volume and advertising revenue will begin to increase in the third and fourth quarters of 2006, as the fall preview TV season gets underway and we are able to demonstrate our circulation and audience projections to the advertising community.

        We anticipate that we will incur operating losses in conjunction with TV Guide magazine operations of approximately $30 million to $36 million during the remainder of 2006. Included in these losses are the anticipated costs of new rack acquisitions, consumer marketing and promotion programs. We incurred approximately $14 million in operating losses for the three months ended March 31, 2006.

        We believe the reformatted TV Guide magazine will begin to contribute positively to the Publishing Segment’s adjusted EBITDA in the latter half of 2008.

        TV Guide Online derives revenues primarily from advertising. For the three months ended March 31, 2006, advertising revenues increased by $0.8 million, or 40.6%, compared to the same period in 2005. These increases were driven by increases in both program and conventional advertising. During the three months ended March 31, 2006, TV Guide Online increased its unique users by 23% as compared to the same period in the prior year. We believe we can continue to increase our unique users by expanding our content offerings and syndicating our content to third party Web sites.

        Operating expenses in this segment were $52.0 million for the three months ended March 31, 2006, a decrease of $27.4 million from the same period last year. This decrease was primarily due to a $16.7 million decrease in TV Guide magazine production costs, primarily due to a decrease in printed copies, and a $10.1 million decrease in TV Guide magazine operating costs associated with the reformatted TV Guide magazine.

      Additional Publishing Segment Operating Statistics

	March 31, 2006	Dec. 31, 2005 (3)	March 31, 2005 (4)	Dec. 31, 2004 (4)
	(in thousands)
TV Guide magazine circulation (1)
Newsstand (2)	307	401	311	349
Subscriptions	3,747	4,575	5,799	5,707
Sponsored/arrears	17	604	2,921	2,996

	4,071	5,580	9,031	9,052

(1)     Average weekly circulation for the three months ended.
(2)     Current period numbers include an estimate for returns. Prior period numbers are updated to reflect actual returns.
(3)    Includes two issues of the digest format TV Guide magazine.
(4)    Results are for the digest format TV Guide magazine.

Consumer Electronic Licensing Segment

        For the three months ended March 31, 2006, revenues in this segment were $33.9 million, an increase of $5.6 million, or 19.8%, compared to the same period in 2005.

        The following table shows the breakdown of revenues in the CE Licensing Segment by product (in thousands):

	Three Months Ended March 31,		Change
	2006	2005	Dollars	Percent
CE Licensing Segment:
VCR Plus+	$15,740	$14,112	$1,628	11.5%
CE IPG	16,855	11,444	5,411	47.3%
Other	1,256	2,694	(1,438)	(53.4)%

Total	$33,851	$28,250	$5,601	19.8%

        Our VCR Plus+ business includes technology, marketed under the VCR Plus+ brand in North America, the G-Code brand in Japan and Asia and the Video Plus+/ShowView brand in Europe, which is incorporated in CE products. For the three months ended March 31, 2006, revenues increased by $1.6 million, or 11.5% compared to the same period in 2005. Contributing to this increase was a new agreement with a large CE manufacturer who had not had a VCR Plus+ agreement with us for over a year. Under a new multi-product agreement, subject to certain limitations, we have granted the CE manufacturer a license to incorporate VCR Plus+ and certain of our other products and technologies into an unlimited number of CE devices over a fixed period of time. We will recognize revenue under this agreement on a straight line basis, with revenue allocated among our product lines based on the licensee’s unit shipments during the prior quarter. Also contributing to this increase was the recognition of $1.6 million of minimum revenue guarantees in 2006, compared to $0.6 million for the same period in the prior year. Minimum revenue guarantees are recorded when the guarantee period expires. Although VCR Plus+ revenues have stabilized, we anticipate that some time in the future consumers will demand more advanced guidance and recording technologies in digital devices as the cost of these technologies decreases. While this will likely decrease the demand for VCR Plus+, we believe this demand will increase our CE IPG revenues and offset the decrease in VCR Plus + revenues.

        Our CE IPG business includes (i) our IPG incorporated in CE products under the TV Guide On Screen brand in North America, G-GUIDE brand in Japan and GUIDE Plus+ brand in Europe; and (ii) IPG patent licenses with third parties other than cable and satellite service providers. Revenues from our IPG incorporated in CE products increased by $2.0 million or 42.2% as compared to the same period in the prior year. This increase was primarily driven by increases in revenues from the incorporation of our IPG in CE products sold in Europe and North America. We believe we will see the majority of our revenue growth for the remainder of 2006 from the incorporation of our IPG technology in products sold in Europe and Japan. The North American IPG market is dominated by DBS and MSO provided IPGs. While we believe in the long term prospects of the North American CE IPG market, the low take up rate for cable cards and the prevalence of alternative IPGs (generally licensed by us and recognized in the Cable and Satellite Segment) means that growth in our North American CE IPG business will be slower to materialize. Revenues from IPG patent licenses with third parties other than cable and satellite service providers increased by $3.1 million or 51.0%, as compared to the same period in the prior year. This increase was primarily due to revenues from set-top box shipments by Scientific Atlanta, Inc., which did not occur in the prior year, as well as an allocation of revenues from the new agreement referred to above. Revenue from IPG patent licenses also includes the continued amortization of up-front payments received under long-term patent licenses; $4.3 million for each of the quarters ending March 31, 2006 and 2005.

        For the three months ended March 31, 2006, operating expenses in this segment were $12.9 million, a decrease of $1.8 million, or 12.0%, when compared to the same period in 2005. This decrease is primarily due to $1.3 million in severance costs being recorded in the prior year’s quarter.

Corporate Segment

        For the three months ended March 31, 2006, corporate expenses were $17.9 million, an increase of $2.4 million or 15.9% as compared to the same period in the prior year. The increase in corporate expenses was primarily due to an increase in consulting costs related to strategic initiatives, such as implementing Oracle as our centralized financial system and an increase in general compensation and related expenses.

         Liquidity and Capital Resources

        As of March 31, 2006, our cash, cash equivalents and marketable securities were $498.3 million. In addition, we had restricted cash of $39.7 million maintained in segregated, interest-bearing accounts. Of this amount, $38.7 million relates to the November 2002 management and corporate restructuring, which is described in Note 3 of the condensed consolidated financial statements.

        Net cash flows provided by operating activities were $28.5 million for the three months ended March 31, 2006 compared to cash used of $23.6 million for the same period last year. The increase was primarily due to us receiving $52.4 million in income tax refunds during the three months ended March 31, 2006.

        We anticipate that we will incur operating losses in conjunction with TV Guide magazine operations of approximately $30 million to $36 million during the remainder of 2006.

        Net cash flows used in investing activities were $4.6 million for the three months ended March 31, 2006 compared to $7.6 million used in the same period last year. The decrease is primarily due to a $5.0 million reduction in net marketable securities purchases.

        We intend to pursue various strategic initiatives to better position ourselves as the leading consumer brand for video guidance across multiple platforms. We anticipate that these initiatives will result in additional operating and capital expenditures. For the remainder of 2006 we plan to make capital expenditures of approximately $37.0 million to $42.0 million. This spending primarily relates to enhancing our data infrastructure, building a digital content infrastructure, increasing production infrastructure for TV Guide Channel and upgrading our systems and information technology infrastructure, including implementing Oracle. In addition to these capital expenditures, we anticipate operating expenses associated with these initiatives, and for additional research and development activities, of approximately $15 million to $20 million, for the remainder of 2006. As with our business development and product development and technology groups’ costs, to the extent that these costs support company-wide initiatives or to the extent that they represent preliminary spending related to initiatives that have not been assigned to business segments, these costs will likely be included in operating expenses in our Corporate Segment.

        Net cash flows used in financing activities were $0.1 million for the three months ended March 31, 2006, compared to cash provided of $1.3 million for the same period last year. The decrease in cash provided from finance activities is due to a $1.4 million decrease in proceeds from the exercise of stock options.

        We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in deferred revenue on the condensed consolidated balance sheets. As of March 31, 2006, current and long-term deferred revenue totaled $541.5 million. Our liability for prepaid magazine subscriptions is limited to the unearned payments in the event customers cancel their subscriptions. Our liability for other payments is limited to a refund of unearned payments in the event that we are unable to provide service. No material refunds have been paid to date.

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

        Based on past performance and future expectations, we believe existing cash, cash equivalents and marketable securities balances will be sufficient to satisfy our expected working capital and capital expenditure requirements in the foreseeable future.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three month period ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

                Prior to the re-launch of TV Guide magazine in a full-sized, full-color format in October 2005, the operating results of our magazine publishing business had deteriorated over a period of several years due to significant declines in the digest format TV Guide magazine’s newsstand sales, contribution per copy, and advertising revenue. Prior to the re-launch, we sought to reverse such declines through a variety of different initiatives, including editorial changes and aggressive promotional offerings. However, those efforts were unsuccessful. Consequently, during the fourth quarter of 2005 we transformed our TV Guide magazine from a digest-sized, listings oriented format to a more contemporary full-sized, full-color magazine, filled with more features and photos and targeted at a younger demographic. However, several other widely circulated magazines and other media outlets seek to appeal to this market segment and there can be no assurance that the transformed magazine will appeal to or be accepted by this market segment or the advertisers who seek to reach it. A business initiative of this scale is inherently risky and there can be no assurance that our assumptions are valid or that our circulation goals can be achieved. Additionally, the cost of transforming the magazine will be substantial, and that should this effort fail, the cost of pursuing other alternatives will be significant. We cannot assure that we will be successful in transforming the magazine or that the transformed magazine or our magazine publishing business will achieve profitability.

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

        Our ability to provide IPG advertising is at the discretion of the MSO and DBS providers who have entered into license agreements to deploy their own IPG or a third party IPG. Our ability to increase the revenues that we derive from the sale of advertising on IPGs distributed by our cable and satellite licensees will depend on the implementation of IPG advertising by such licensees, as well as on increased acceptance of IPG advertising by consumers and advertisers. The market for IPG advertising is at an early stage of development and we cannot assure you that we will succeed in our efforts to develop IPG advertising as a widely accepted advertising medium. The MSO that provided us with the majority of our advertising carriage in 2005 is no longer carrying IPG advertising on the majority of its systems.

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

        VCR Plus+ revenues have declined over time and may decline further.

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

        Seasonality and variability of consumer electronics product shipments and advertising sales may affect our revenues and results of operations on a quarterly or annual basis.

        Shipments of CE products tend to be higher in the second and fourth calendar quarters. We recognize revenues associated with our technology incorporated in these CE products when the shipments are reported to us, which is normally the quarter immediately following that of actual shipment by the licensee. In addition, manufacturer shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. General advertising also tends to be higher in the fourth quarter. As a result, we may experience variability in our licensing and advertising revenues.

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

        Although we have settled with the Securities and Exchange Commission (“SEC”) regarding its investigation of the Company and we have settled all of the related shareholder and securities litigation filed against the Company, some of our former officers and directors have been named as defendants in certain of these matters. The plaintiff class in the purported class action captioned In re Gemstar-TV Guide International Securities Litigation, Case No. CV 02-2775 MRP (PLAx) has retained all of its securities fraud claims against our former chief executive officer and former chief financial officer. In addition, although four of the former officers and directors of the Company who were named defendants in the pending SEC civil action completed settlements with the SEC, the Company’s former chief executive officer sought to defend his conduct in a trial against the SEC and was recently found to have committed violations of the securities laws by a Federal court. Further, a proposed plea bargain agreement with our former chief executive officer and the Department of Justice (“DOJ”), which had also been conducting an investigation into allegations raised against some of the Company’s former officers and directors in the SEC investigation and the related shareholder lawsuits, was recently rejected by a U.S. District Court judge. The Company may be obligated to advance additional defense costs and expenses and/or indemnify our former directors and officers who are named defendants in some of these lawsuits and investigations. The amount of such legal defense costs and expenses may be significant. Furthermore, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments or settlements against our former directors and officers for which we may be required to provide indemnification in substantial amounts, which could have a material adverse effect on our financial position and results of operations.

        Unfavorable outcomes in legal proceedings may adversely affect our business and operating results.

        Our results may be affected by the outcome of pending and future litigation and the protection and validity of our patents and other intellectual property rights. Our patents and other intellectual property rights are important competitive tools and many generate income under license agreements. We cannot assure you that our intellectual property rights will not be challenged, invalidated or circumvented in the United States or abroad. Unfavorable rulings in our legal proceedings, including those described in footnote 3, “Litigation and Other Contingencies,” to the Condensed Consolidated Financial Statements, may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

        Government regulations may adversely affect our business.

        The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While these regulations do not apply directly to us, they affect cable television providers and other multichannel video programming distributors (“MVPDs”), which are the primary customers for certain of our products and services. In March 2005, the FCC extended to July 1, 2007 a deadline under which MVPDs (except DBS providers) must phase-out consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions. The FCC has indicated that it may eliminate this separation requirement altogether if the cable and consumer electronics industries successfully negotiate a bi-directional “plug-and-play” agreement, which would allow interactive services to be provided on digital televisions without the need for a set-top box. A plug and play agreement could affect demand for IPGs incorporated into set-top boxes or consumer electronics devices, such as TV Guide Interactive and our CE IPGs. Future developments relating to any of these or other regulatory matters may adversely affect our business.

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

        We recently implemented a disaster recovery or business continuity program as part of a phased implementation of a more comprehensive and responsive recovery capability. While the new plan provides recoverability for our critical operations, the system is not yet comprehensive as it relates to all of our production, publishing and transmission operations. In the event of a catastrophic disruption, there remain some single points of failure or delays in timely recovery of or within our processes and technology that would cause us to lose, or cause an undue delay in, our ability to provide transmission or publishing capabilities. In that event, we would have to operate at reduced service levels that could have a material adverse affect on our relationships with our customers, our revenue generation and our brand.

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

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2006 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2006 in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Footnote 3 to the Condensed Consolidated Financial Statements—Unaudited is incorporated herein by reference.

ITEM 1A.   RISK FACTORS

        See "Certain Risks Affecting Business, Operating Results and Financial Conditions" beginning on page 21, which is incorporated by reference.

ITEM 6.    EXHIBITS

      Exhibits

10.55	Employment agreement between Gemstar-TV Guide International, Inc. and Bedi Ajay Singh dated April 17, 2006 (incorporated by reference to Gemstar’s Form 8-K filed on April 18, 2006)
10.56	Form of Nonqualified Stock Option Agreement for employees under the Gemstar-TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated
31.1	CEO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2006	GEMSTAR-TV GUIDE INTERNATIONAL, INC. (Registrant) By: /s/ Bedi Ajay Singh —————————————— Bedi Ajay Singh Executive Vice President and Chief Financial Officer (Principal Financial Officer)