Form 10-Q
period 2006-06-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2006-08-08
CIK 923282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

        Large accelerated filer  |X|  Accelerated filer  [ ]   Non-accelerated filer  [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [ ] No |X|

        As of August 1, 2006, there were 426,199,874 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.
INDEX

Items 2, 3 and 5 of PART II are not applicable and have been omitted.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$492,341	$465,131
Restricted cash	31,447	39,484
Marketable securities	30,674	9,253
Receivables, net	69,248	77,230
Deferred tax assets, net	27,308	21,305
Current income taxes receivable	--	50,204
Other current assets	24,313	29,348

Total current assets	675,331	691,955
Property and equipment, net	51,696	51,127
Indefinite-lived intangible assets	61,800	61,800
Finite-lived intangible assets, net	99,954	107,638
Goodwill	259,524	259,524
Income taxes receivable	55,630	55,629
Deferred tax assets, long-term	273	10,143
Other assets	19,189	21,866

	$1,223,397	$1,259,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,688	$29,111
Accrued liabilities	147,623	166,285
Income taxes payable	7,625	3,259
Current portion of capital lease obligations	581	558
Current portion of deferred revenue	135,085	139,913

Total current liabilities	310,602	339,126
Long-term capital lease obligations, less current portion	12,419	12,715
Deferred revenue, less current portion	395,279	425,286
Other liabilities	107,243	109,349
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share	--	--
Common stock, par value $0.01 per share	4,337	4,337
Additional paid-in capital	8,466,369	8,465,785
Accumulated deficit	(7,999,684)	(8,022,885)
Accumulated other comprehensive income, net of tax	968	477
Treasury stock, at cost	(74,136)	(74,508)

Total stockholders' equity	397,854	373,206

	$1,223,397	$1,259,682

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Cable and satellite	$74,484	$69,467	$146,296	$134,280
Publishing	36,795	66,035	75,164	137,040
Consumer electronics licensing	22,010	22,778	55,861	51,028

	133,289	158,280	277,321	322,348

Operating expenses:
Cable and satellite	40,639	36,992	85,922	81,505
Publishing	47,298	84,521	99,376	163,979
Consumer electronics licensing	12,914	12,743	25,896	27,462
Corporate	8,670	14,236	26,660	29,690

Operating expenses, exclusive of depreciation and amortization	109,521	148,492	237,854	302,636
Depreciation and amortization	8,606	7,045	16,567	13,969

	118,127	155,537	254,421	316,605

Operating income	15,162	2,743	22,900	5,743
Interest income, net	6,609	3,602	11,778	6,816
Other income (expense), net	133	(231)	251	30

Income from continuing operations before income taxes	21,904	6,114	34,929	12,589
Income tax expense	7,269	13,384	11,728	24,266

Income (loss) from continuing operations	14,635	(7,270)	23,201	(11,677)

Discontinued operations:
Income from discontinued operations	--	2,652	--	3,071
Income tax expense	--	489	--	250

Income from discontinued operations	--	2,163	--	2,821

Net income (loss)	$14,635	$(5,107)	$23,201	$(8,856)

Basic and diluted per share:
Income (loss) from continuing operations	$0.03	$(0.02)	$0.05	$(0.03)
Income from discontinued operations	--	0.01	--	0.01

Net income (loss)	$0.03	$(0.01)	$0.05	$(0.02)

Weighted average shares outstanding:
Basic	426,187	424,919	426,180	424,603
Diluted	426,256	424,919	426,234	424,603

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$382,128	$308,547	$373,206	$310,792
Net income (loss)	14,635	(5,107)	23,201	(8,856)
Other comprehensive income (loss)	514	(315)	491	(534)

Comprehensive income (loss)	15,149	(5,422)	23,692	(9,390)
Other, principally shares issued pursuant to stock option plans, including tax benefit, and stock compensation expense	577	3,265	956	4,988

Balance at end of period	$397,854	$306,390	$397,854	$306,390

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$23,201	$(8,856)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,567	14,585
Deferred income taxes	3,867	(57,841)
Other	2,674	1,726
Changes in operating assets and liabilities:
Restricted cash	8,037	(289)
Receivables	8,341	7,172
Income taxes receivable	50,203	4,692
Other assets	8,200	8,656
Accounts payable, accrued liabilities and other liabilities	(30,123)	(32,314)
Income taxes payable	4,366	46,078
Deferred revenue	(35,179)	(32,294)

Net cash provided by (used in) operating activities	60,154	(48,685)

Cash flows from investing activities:
Investments	(2,888)	--
Purchases of marketable securities	(33,792)	(12,961)
Maturities and sales of marketable securities	12,729	14,185
Proceeds from sale of assets	8	134
Additions to property and equipment	(8,947)	(6,704)

Net cash used in investing activities	(32,890)	(5,346)

Cash flows from financing activities:
Repayment of capital lease obligations	(273)	(252)
Proceeds from exercise of stock options	122	4,304

Net cash (used in) provided by financing activities	(151)	4,052

Effect of exchange rate changes on cash and cash equivalents	97	(300)

Net increase (decrease) in cash and cash equivalents	27,210	(50,279)
Cash and cash equivalents at beginning of period	465,131	558,529

Cash and cash equivalents at end of period	$492,341	$508,250

        See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(1)     Organization and Basis of Presentation

        Gemstar-TV Guide International, Inc., a Delaware corporation (“Gemstar” or the “Company”), is a media, entertainment and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and entertainment needs of television viewers worldwide.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s 2005 Annual Report on Form 10-K and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

        The accompanying interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its results of operations and cash flows for the periods presented. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year.

        Certain financial statement items for the prior period have been reclassified to conform to the 2006 presentation.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123, Share-Based Payment (“Statement 123R”), which the Company adopted as of January 1, 2006 (See Note 9).

(2)  Dispositions

SkyMall

        On December 1, 2005 the Company sold its SkyMall in-flight catalog business to a private equity group for $43.3 million in cash. Under the terms of the sale, the Company retained approximately $4.0 million of SkyMall liabilities and approximately $12.0 million of SkyMall’s cash, cash equivalents, and marketable securities. The operations of the SkyMall business are shown as discontinued operations in the accompanying condensed consolidated statements of operations. Revenues of the SkyMall business were $18.7 million and $30.1 million for the three months and six months ended June 30, 2005, respectively.

SNG Businesses

        On March 1, 2004, the Company entered into an agreement with EchoStar Communication Corporation and certain of its subsidiaries (“EchoStar”) whereby EchoStar acquired substantially all of the operating assets and certain liabilities of the Company’s SuperStar/Netlink Group LLC, UVTV distribution services and SpaceCom Systems businesses (collectively the “SNG Businesses”). Costs associated with this disposal were estimated at $5.9 million, and consisted principally of contractual acceleration of certain liabilities, employee-related transfer costs necessitated by the deal structure (asset purchase), and other transaction costs. As of June 30, 2006, $4.9 million of these costs remain unpaid and are included in accrued expenses in the accompanying condensed consolidated balance sheets. These costs are expected to be paid this year.

(3)  Litigation and Other Contingencies

        The following material developments in the Company’s legal proceedings occurred in the quarter ended June 30, 2006. The Company intends to vigorously defend or prosecute all pending legal matters unless specified otherwise below.

SEC Matters

        In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., Case No. CV-03-3124 MRP (PLAx), in the United States District Court for the Central District of California. On May 5, 2003, the Securities and Exchange Commission (“SEC”) filed a proceeding pursuant to Section 1103 of the Sarbanes-Oxley Act seeking an order requiring the Company to maintain approximately $37.0 million in two separate segregated, interest-bearing bank accounts (“1103 funds”). The Company had originally set those funds aside for payment to a former chief

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(3)  Litigation and Other Contingencies (continued)

executive officer, Mr. Henry Yuen, and a former chief financial officer, Ms. Elsie Leung, in connection with the Company’s November 2002 management and corporate governance restructuring. On May 9, 2003, after a hearing, the Court ordered the Company to retain the 1103 funds in those segregated accounts preventing the Company from paying any portion of those funds to the former chief executive officer or the former chief financial officer, absent further order of the Court. As discussed below, on June 13, 2006, Ms. Leung entered into a settlement and release agreement with the Company pursuant to which she relinquished, among other things, her claims to that portion of the 1103 funds originally set aside for payment to her as part of the Company’s management and corporate governance restructuring in November of 2002. Consequently, on June 13, 2006 the court dissolved the escrow established by its May 9, 2003 order pertaining to those funds (approximately $8.4 million). No further orders have been given by the Court with respect to the 1103 funds originally set aside for payment to Mr. Yuen, and the Company continues to challenge Mr. Yuen’s entitlement to those funds in the arbitration proceeding discussed below.

        Securities and Exchange Commission v. Henry C. Yuen, et al., Case No. 03-CV-4376 MRP (PLAx), in the United States District Court for the Central District of California. On June 19, 2003 the SEC filed a complaint alleging violations of federal securities laws against Mr. Yuen and certain other of the Company’s former executives. The Company is not a party in this proceeding. As previously reported, on December 7, 2005, the SEC began its trial against Mr. Yuen. The trial concluded on December 22, 2005, and the parties submitted proposed findings of fact and conclusions of law to the Court on January 27, 2006. On March 16, 2006, the Court issued its findings of fact and conclusions of law, finding Mr. Yuen liable for securities fraud, reporting violations, record-keeping violations, internal control violations, and lying to the Company’s auditors and audit committee. On May 8, 2006 the Court entered its final judgment against Mr. Yuen, ordering him to pay a civil penalty of $10.6 million and disgorgement of $10.6 million with prejudgment interest of $1.2 million. The Court also enjoined Mr. Yuen from future securities violations and permanently barred him from serving as an officer or director of a public company. On June 6, 2006 Mr. Yuen filed an appeal of the judgment against him in a case captioned Securities and Exchange Commission v. Henry Yuen et al, Case No. 06-55857 in the United States Court of Appeals for the Ninth Circuit.

        On July 5, 2006, the SEC finalized its settlement with the last remaining defendant, Mr. Craig Waggy, a former CFO of TV Guide. As part of the settlement, Mr. Waggy agreed to pay a $25,000 civil fine, and agreed to the entry of an SEC administrative order against him, requiring that he “cease-and-desist” from further violations of certain securities laws and regulations. On July 6, 2006, the Court approved Mr. Waggy’s settlement and entered a consent judgment against him.

Claims Under the Company’s Directors and Officers Liability Insurance Policies

        On July 6, 2005, the Company filed a complaint against its former insurance carriers in a case captioned Gemstar-TV Guide International, Inc. v. National Union Fire Insurance Company of Pittsburgh, PA, Federal Insurance Company, et al., in the United States District Court for the Central District of California, Case No. 05-CV-05719 NM, alleging that the issuers of the Company’s directors and officers liability insurance policies, with aggregate policy limits of $50 million, for the 1999-2002 policy periods, breached their obligations under these policies by, among other things, failing to pay defense costs related to: a Securities & Exchange Commission’s investigation into accounting and financial reporting; various related shareholder and derivative actions; and the action entitled Securities and Exchange Commission v. Henry C. Yuen, et al., which alleges violations of federal securities laws. The Company seeks declaratory relief, monetary damages plus interest, attorneys’ fees and costs. As previously reported, in March of 2006, the parties agreed to participate in mediation, among other things, in exchange for the Company’s agreement to dismiss its lawsuit without prejudice. On July 10, 2006, the parties engaged in mediation but no settlement was reached. Accordingly, the Company will be permitted to re-file its lawsuit against its former insurance carriers. The Company has not recorded a contingent receivable with respect to this matter in the accompanying condensed consolidated financial statements.

Other Litigation

        United Magazine Company, et al. v. Murdoch Magazines Distribution, Inc., et al., in the U.S. District Court for the Southern District of New York, Case No. 00-CV-3367 PKC. On May 3, 2000, United Magazine Company, Inc. (“Unimag”) filed a complaint against Murdoch Magazines Distribution, Inc. (now TV Guide Distribution) and other parties and related entities. The complaint alleged claims against Murdoch Magazines for violations of the Robinson-Patman Act, assorted common law tort and contract claims, and federal and state antitrust laws and sought monetary, treble and punitive damages, attorneys’ fees and costs, all of which have been dismissed on summary judgment.   In July 2006, Unimag filed an appeal of the summary judgment ruling previously obtained by the Company.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(3)  Litigation and Other Contingencies (continued)

        Henry Yuen and Elsie Leung v. Gemstar-TV Guide International, Inc., American Arbitration Association (“AAA”) Case Nos. 13 Y 116 01305 03 and 13 Y 116 01300 03. On May 30, 2003, the Company’s former employees, Mr. Yuen and Ms. Leung, commenced arbitration proceedings against the Company to contest their April 18, 2003, termination for cause, seeking monetary damages, interest, and attorneys’ fees and costs. On July 9, 2003, the Company filed a consolidated response and counterclaim alleging breach of representations and warranties under agreements entered into in connection with the Company’s November 2002 management and corporate governance restructuring, seeking monetary damages and other relief. On June 13, 2006, the Company entered into a settlement and release agreement with Ms. Leung in the arbitration captioned Elsie M. Leung v. Gemstar-TV Guide International, Inc., AAA Case No. 13 116Y 01300 03. Pursuant to the settlement agreement, in exchange for a release from the Company, Ms. Leung provided the Company with a general release, and also specifically released her claims for reimbursement of legal fees, any claims that she has against the Company’s directors’ and officers’ insurance carriers, and any future claims for advancement of legal expenses or indemnification. Ms. Leung also released her claims to approximately $8.4 million of the Section 1103 funds.

        As a result of the settlement, the liability the Company carried on its balance sheet for restructuring payments and related interest (Section 1103 funds discussed above) and accrued payroll taxes and legal expenses, totaling approximately $9.2 million, has been extinguished in the Company’s fiscal quarter ended June 30, 2006. Of this $9.2 million liability, $8.9 million was recorded as a reduction in Corporate Segment expenses and $0.3 million as interest income. Additionally, the Company reclassified approximately $8.4 million of restricted cash on its balance sheet to cash and cash equivalents as of June 30, 2006.

        In addition to the items listed above, the Company is party to various legal actions, claims and proceedings as set forth in its Form 10-K for the year ended December 31, 2005 and its Form 10-Q for the quarter ended March 31, 2006, as well as other actions, claims and proceedings incidental to its business. Additional information regarding certain of the matters discussed above is contained in those filings.

Other Contingencies

        In conjunction with a lawsuit filed in 2005 by Finisar Corporation (“Finisar”) against DirecTV Group, Inc. (“DirecTV”), the Company received a notice of a potential claim for indemnification from DirecTV. Finisar alleged that several aspects of the DirecTV satellite transmission system, including its advanced electronic program guide (“Advanced EPG”), infringed their patent (U.S. Patent No. 5,404,505). On June 23, 2006, the jury returned a verdict in favor of Finisar finding the ‘505 patent valid and willfully infringed, and assessing damages against DirecTV in the amount of approximately $79 million.  On July 7, 2006 the Court signed an order of final judgment against DirecTV in the amount of approximately $117 million which included pre-judgment interest and an enhancement of damages based on the finding of willful infringement. In addition, the Court ordered DirecTV to pay approximately $1.60 per set top box in licensing fees going forward, in lieu of an injunction, until the expiration of the ‘505 patent in 2012. DirecTV has announced its intent to appeal this decision. The Company has not established a reserve with respect to the potential indemnification claim that may be asserted by DirecTV in connection with this matter.

                The Company evaluates estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

        The Company may be required to incur legal expenses, such as attorney’s fees and other related costs, in connection with litigation and other contingency matters in aggregate amounts that could have a material adverse effect on its financial condition or results of operations.

(4)  Post-Employment Compensation

        In accordance with the terms of Mr. Yuen’s employment agreement, the Company is obligated to pay salary and benefits to Mr. Yuen until an arbitration panel concurs that he was properly terminated. Ms. Leung’s employment agreement expired in November 2005 and the Company entered into a settlement agreement with Ms. Leung in June 2006 (See Note 3). Following the Court’s issuance of findings in the SEC case against Mr. Yuen (See Note 3), in April 2006 the Company discontinued recognizing costs for Mr. Yuen’s salary and benefits, pending further rulings on this matter by the arbitration panel. Combined payments totaled approximately $0.1 million and $0.6 million for the three months and six months ended June 30, 2006, respectively, and approximately $0.6 million and $1.3 million for the three months and six months ended June 30, 2005, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations.

        Pursuant to a Patent Rights Agreement with Mr. Yuen, the Company recognized costs totaling approximately $0.8 million and $1.6 million for the three months and six months ended June 30, 2006, respectively, and approximately $0.8 million and $1.6 million for the three months and six months ended June 30, 2005, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(5)  Guarantees and Indemnities

        The Company guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

        The Company provides indemnification of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the incorporation of the Company’s products, intellectual property, services and/or technologies into the licensee’s products and services, provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company’s indemnification obligation is typically limited to the cumulative amount paid to the Company by the licensee under the license agreement. Other license agreements, including those with our largest multiple system operators (“MSOs”) and digital broadcast satellite (“DBS”) providers, do not specify a limit on amounts that may be payable under the indemnity arrangements. The Company has received notice from DirecTV, a DBS licensee of the Company, in connection with a patent infringement claim filed against DirecTV by Finisar. Comcast, a large MSO licensee of the Company, recently commenced a declaratory relief action against Finisar, seeking a ruling that it does not infringe the Finisar patent at issue in the DirecTV case.

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

        The Company has agreed to reimburse one of its licensees for legal expenses and liabilities in connection with certain pending claims in an aggregate amount not to exceed $3.5 million.

        The Company also has agreements to indemnify and/or advance costs to a number of its former and current officers and directors against losses incurred by them as a result of their service as an officer and/or director of the Company. In particular, the Company has certain agreements to indemnify and/or advance costs to individuals for legal fees and expenses incurred in connection with certain litigation and investigatory proceedings. Among the former officers and directors with whom the Company has such agreements are Mr. Yuen and Mr. Waggy. The litigation and investigatory proceedings to which these agreements relate include, but are not limited to, the SEC enforcement case described above, the shareholder and derivative litigation in which the Company was also named as a party, and the American Arbitration Association (“AAA”) arbitration proceedings between the Company and Mr. Yuen. The Company recorded approximately $0.3 million and $0.6 million in legal expenses incurred by its former officers and directors in the three months ended June 30, 2006 and 2005, respectively, and $1.6 million and $1.9 million in the six months ended June 30, 2006 and 2005, respectively which are included in operating expenses in the condensed consolidated statements of operations. As of June 30, 2006 and December 31, 2005, the Company had accrued expenses of $3.9 million and $2.4 million, respectively, for such amounts, which are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

        The Company maintains directors and officers (“D&O”) liability insurance with respect to liabilities arising out of certain matters, including matters arising under securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the insurance policies.

(6)     Income Taxes

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 33.2% and 33.6% respectively, for the three months and six months ended June 30, 2006. The Company’s effective tax rate in 2006 benefited from the elimination of the deferred tax asset and related valuation allowance for the amounts the Company had previously accrued under the 2002 management restructuring for Ms. Leung (See Note 3).

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 218.9% and 192.8% respectively, for the three months and six months ended June 30, 2005. The Company’s effective tax rate in 2005 was impacted by a valuation allowance required for a deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast Corporation, which were entered into in 2004. While these advances were received during 2004, a substantial portion of these advances became taxable to the Company during 2005 under current tax regulations.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(7)     Related Party Transactions

        As of June 30, 2006, News Corporation beneficially owned approximately 41% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

        The Company charged entities controlled by News Corporation $2.9 million and $3.8 million for advertising and other services during the three months ended June 30, 2006 and 2005, respectively, and $6.2 million and $7.6 million for the six months ended June 30, 2006 and 2005, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities at a cost of $0.5 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2006 and 2005, respectively.

        The Company also provides advertising and other services to a third party that is the beneficiary of a media services commitment from News Corporation. News Corporation pays the Company for the services provided to the third party, and accordingly reduces News Corporation’s obligation to this third party. Under this arrangement, the Company charged News Corporation $0.2 million and $2.3 million for the three months ended June 30, 2006 and 2005, respectively, and $0.3 million and $2.5 million for the six months ended June 30, 2006 and 2005, respectively.

        The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.1 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively, and $2.1 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively. News Corporation also began providing the Company with the services of the Company’s current chairman of the board of directors starting in December 2004. Expenses associated with these services approximated $0.1 million for each of the three month periods ended June 30, 2006 and 2005, and $0.2 million for each of the six month periods ended June 30, 2006 and 2005.

        During the third quarter of 2004, the Company entered into a long-term capital sublease with an affiliate of News Corporation for a transponder to be used in its Cable and Satellite Segment operations. Related amortization and interest expense recognized under this capital sublease was $0.5 million for each of the three month periods ended June 30, 2006 and 2005 and $1.0 million for each of the six month periods ended June 30, 2006 and 2005. The total obligation under this capital lease was $13.0 million at June 30, 2006 and $13.3 million at December 31, 2005.

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

        As of June 30, 2006 and December 31, 2005, the Company had receivables due from News Corporation-controlled entities totaling $1.7 million and $1.4 million, respectively, and payables due to News Corporation-controlled entities totaling $0.1 million and $0.2 million, respectively.

        The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

(8)  Segment Information

        The Company’s reportable business segments are organized along three industry lines and are comprised of strategic business units that offer distinct products and services. In addition, there is a segment comprising certain corporate functions and related expenses.

        The Cable and Satellite Segment offer technologies, products, and services to consumers and service providers in the cable and satellite industry. This Segment consists of TV Guide Channel, TV Guide Interactive, TVG Network, TV Guide Spot and TV Guide Mobile Entertainment.

        The Publishing Segment consists of TV Guide Magazine, TV Guide Online and TV Guide Data Solutions.

        The CE Licensing Segment includes our CE IPG business which licenses IPGs for incorporation in CE products under the TV Guide On Screen brand in North America, under the G-GUIDE brand in Japan and under the GUIDE Plus+ brand in Europe. The CE IPG business also includes patent licenses to set-top box manufacturers, interactive television software providers and program listings providers in the online, personal computer and other non-television businesses. Additionally, the CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe, Japan and Asia. We recognize costs associated with patent prosecution and litigation related to the enforcement or defense of patent claims in the CE Licensing Segment.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(8)  Segment Information (continued)

        The Corporate Segment includes the Company’s corporate management, legal, human resources, corporate finance, business development, product development and information technology functions. The Corporate Segment also contains related costs, such as insurance and certain litigation, as well as costs associated with certain company-wide initiatives and the costs associated with early stage initiatives that have not yet been assigned to a business segment.

        The Company’s chief operating decision maker uses an adjusted EBITDA (as defined below) measurement to evaluate the performance of, and allocate resources to, the strategic business units. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss when reviewed by the Company’s chief operating decision maker. Balance sheets of the reportable segments are not used by the chief operating decision maker to allocate resources or assess performance of the businesses.

        Segment information for the three months and six months ended June 30, 2006 and 2005 is presented and reconciled to consolidated income from continuing operations before income taxes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cable and Satellite Segment:
Revenues	$74,484	$69,467	$146,296	$134,280
Operating expenses (1)	40,465	36,992	85,643	81,505

Adjusted EBITDA(2)	34,019	32,475	60,653	52,775

Publishing Segment:
Revenues	36,795	66,035	75,164	137,040
Operating Expenses(1)	47,202	84,521	99,220	163,979

Adjusted EBITDA(2)	(10,407)	(18,486)	(24,056)	(26,939)
CE Licensing Segment:
Revenues	22,010	22,778	55,861	51,028
Operating Expenses(1)	12,854	12,743	25,803	27,462

Adjusted EBITDA(2)	9,156	10,035	30,058	23,566
Corporate Segment:
Operating Expenses(1)	8,476	14,206	26,352	29,635

Adjusted EBITDA(2)	(8,476)	(14,206)	(26,352)	(29,635)

Consolidated:
Revenues	133,289	158,280	277,321	322,348
Operating Expenses (1)	108,997	148,462	237,018	302,581

Adjusted EBITDA(2)	24,292	9,818	40,303	19,767
Stock compensation	(524)	(30)	(836)	(55)
Depreciation and amortization	(8,606)	(7,045)	(16,567)	(13,969)

Operating income	15,162	2,743	22,900	5,743
Interest income, net	6,609	3,602	11,778	6,816
Other income (expense), net	133	(231)	251	30

Income from continuing operations before income taxes	$21,904	$6,114	$34,929	$12,589

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.

(2)	Adjusted EBITDA is defined as operating income (loss), excluding stock compensation, depreciation and amortization and impairment of intangible assets. The Company believes adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and make decisions about resource allocation to the industry segments.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(9)     Stock-Based Employee Compensation

        The Company adopted Statement 123R as of January 1, 2006. Statement 123R requires the Company to expense, in its consolidated statement of operations, the estimated fair value of employee stock options and similar awards. The Company adopted the provisions of Statement 123R using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, all awards granted prior to, but not yet vested as of, January 1, 2006, are included in stock compensation expense using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Stock compensation expense for all share based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The Company recognizes compensation costs for shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. For the three months and six months ended June 30, 2006, the Company recorded $0.5 million and $0.8 million, respectively, of stock compensation expense in its condensed consolidated statement of operations.

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

        The pro forma table below reflects net loss and basic and diluted net loss per share for the three months and six months ended June 30, 2005, had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123 (in thousands, except per share data):

	Three months Ended,	Six months Ended,
	June 30, 2005	June 30, 2005
Net loss as reported	$(5,107)	$(8,856)
Add: Stock-based compensation cost included in reported net loss, net of related tax effects	30	55
Less: Stock-based compensation cost, net of related tax effects	(2,514)	(10,089)

Pro forma net loss	$(7,591)	$(18,890)

Basic and diluted loss per share:
As reported	$(0.01)	$(0.02)
Pro forma	$(0.02)	$(0.04)

        The above pro forma disclosure for the six months ended June 30, 2005, includes $4.6 million due to the accelerated vesting of stock options, in accordance with the employment agreements, of certain former executives who left the Company in the first quarter of 2005.

        The fair value of options granted during the six months ended June 30, 2006 and 2005, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate	4.6%	4.1%
Expected volatility	49.4%	45.0%
Expected life (years)	6.3	6.5
Expected dividend yield	--%	--%

        The per share weighted-average fair value of stock options granted during the six months ended June 30, 2006 was $1.73. The Company’s volatility estimate, for each of the six months ended June 30, 2006 and 2005, was based on the Company’s historical daily volatility from April 1, 2003 (the day after the Company restated its 2002 and prior financial results) as well as the implied volatility of the Company’s exchange traded options. The estimated expected term was determined based on the formula described in Staff Accounting Bulletin No. 107 for estimating the expected term of “plain vanilla” options.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(9)  Stock-Based Employee Compensation (continued)

        The following table summarizes information about the Company’s stock option transactions:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	33,839	$7.32
Granted	4,736	3.21
Exercised	(31)	2.80
Cancelled	(8,782)	6.68

Outstanding at June 30, 2006	29,762	$6.83	4.4	$2,566

Vested and expected to vest at June 30, 2006	28,624	$6.98	4.2	$2,128

Exercisable at June 30, 2006	24,245	$7.67	3.3	$486

        As of June 30, 2006, $6.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a period, calculated on a weighted average basis, of 3.6 years.

        ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2006 and all other filings, including current reports on Form 10-Q and Form 8-K, filed with the SEC after such date and through the date of this report. This MD&A should also be read in conjunction with the condensed consolidated financial statements and notes that appear elsewhere in this report.

Overview

        Gemstar-TV Guide International, Inc. (“Gemstar” or the “Company”) is a media, entertainment and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and entertainment needs of television viewers worldwide.

        The Company’s reportable business segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses.

        Cable and Satellite Segment. Our Cable and Satellite Segment includes the operations of TV Guide Channel, TV Guide Interactive, TVG Network, TV Guide Spot and TV Guide Mobile Entertainment. The Cable and Satellite Segment is our largest segment, generating 55.9% and 52.8% of our total revenue for the three and six months ended June 30, 2006, respectively. The Cable and Satellite Segment generates revenue primarily from advertising and affiliate fees received by TV Guide Channel, licensing revenue received by TV Guide Interactive and wagering and licensing fees received by TVG Network.

        TV Guide Channel is an entertainment network that offers television guidance-related programming as well as program listings and descriptions. TV Guide Channel offers multiple system operators (“MSOs”) and digital broadcast satellite (“DBS”) providers a customized television network, continuously delivering updated entertainment information that promotes the provider’s networks and services. As of June 30, 2006, the TV Guide Channel was distributed to 78.5 million households as measured by Nielsen Media Research.

        TV Guide Interactive licenses technologies and services related to television interactive program guides (“IPGs”), to MSOs and DBS providers primarily in the United States. As of June 30, 2006, 43.5 million domestic cable and satellite subscribers receive either our IPG or another party’s IPG provided under a patent license for which we are paid.

        TVG Network is a television network that combines live horse racing from many of the premier horse racetracks in the United States and other countries with the convenience of interactive wagering from home from certain states. During April 2006, TVG Network launched its redesigned Web site (www.tvg.com), which provides convenient access for customers to establish an account, place wagers from certain states and take advantage of features such as free odds and results, an online handicapping store and up to the minute live race schedules. As of June 30, 2006, TVG Network was distributed to 18.5 million households.

        TV Guide Spot features on-demand short-form, originally-produced entertainment programs that guide consumers to the most compelling fare on TV each week. TV Guide Spot is now available to approximately 21.0 million digital cable subscribers. TV Guide Spot is also available to broadband users on TVGuide.com and to TiVo subscribers with stand-alone set-top boxes.

        TV Guide Mobile Entertainment is our business unit focused on distributing our content and technology on mobile devices, including video enabled cell phones and personal digital assistants.

        Publishing Segment. Our Publishing Segment consists of TV Guide magazine, TV Guide Online (www.tvguide.com), and TV Guide Data Solutions. Our Publishing Segment is our second largest segment, generating 27.6% and 27.1% of our total revenue for the three and six months ended June 30, 2006, respectively. Our Publishing Segment generates revenue primarily through subscription and newsstand sales of TV Guide magazine and advertising revenue received by TV Guide magazine and TV Guide Online.

        The reformatted full-sized, full-color, TV Guide magazine’s content is centered on TV-related news, feature stories, TV celebrity photos, behind-the-scenes coverage, reviews and recommendations and national television listings. TV Guide is family-focused and targeted towards women ages 30 to 54. The magazine is published as one national edition, with either an Eastern/Central or a Pacific time-zone designation. Weekly total circulation for the second quarter of 2006 averaged 3.4 million, exceeding the magazine’s advertising rate base of 3.2 million copies by 6.3%.

        TV Guide Online (www.tvguide.com) is a TV information and guidance destination that provides consumers with a combination of entertainment news, TV programming, celebrity information, localized channel listings, editorial guidance, community features and search features. Our TV search engine provides consumers with a uniquely comprehensive experience by fully integrating online video with the breadth and depth of TV Guide’s database of listings, show and episode descriptions, news, reviewers, ratings, podcasts, TV Guide magazine covers, and other contextual information, as well as video clips from certain networks. Our entertainment blog community consists of over 60 blogs, primarily created and maintained by our TV Guide magazine and TV Guide Online editorial staff. In addition, every user can create his or her own blog using TVGuide.com’s simple blogging tools. During the three months ended June 30, 2006, TV Guide Online averaged 2.7 million unique users per month, as measured by comScore Media Metrix.

        TV Guide Data Solutions is a data collection and distribution business that gathers and distributes program listings and channel lineups.

        Consumer Electronics Licensing Segment. Our CE Licensing Segment includes our CE IPG business which licenses IPGs for incorporation in CE products under the TV Guide On Screen brand in North America, under the G-GUIDE brand in Japan and under the GUIDE Plus+ brand in Europe. Our CE IPG business also includes patent licenses to set-top box manufacturers, interactive television software providers and program listings providers in the online, personal computer and other non-television businesses. Additionally, our CE Licensing Segment licenses video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe, Japan and Asia. For the three and six months ended June 30, 2006, the CE Licensing Segment generated 16.5% and 20.1% of our total revenue, respectively.

        In Europe our CE IPG is primarily incorporated in digital recorders. Nine new products incorporating our CE IPG were released in the second quarter of 2006, all of which were DVD recorders with hard drives. In Japan, the digital recorder market continues to transition to our CE IPG technology from our VCR Plus+ technology. We are also seeing a moderate increase in the incorporation of our CE IPG in television sets. The North American market differs from the Japanese and European markets in that our CE IPG is being incorporated primarily in high-end television sets as opposed to digital recorders. In North America, consumers generally utilize the IPGs provided by their MSO or DBS service providers (usually licensed by us and recognized in the Cable and Satellite Segment).

        Our VCR Plus+ business in Japan and Europe continues to contribute a meaningful amount of revenue to the CE Licensing Segment. The life of our VCR Plus+ business has been extended by the incorporation of our VCR Plus+ technology in certain mid to low-end digital recorders.

    Corporate.        The Corporate Segment includes the Company’s corporate management, legal, human resources, corporate finance, business development, product development and information technology functions. The Corporate Segment also contains related costs, such as insurance and certain litigation, as well as costs associated with certain company-wide initiatives and the costs associated with early stage initiatives that have not yet been assigned to a business segment.

Consolidated Results of Operations

        The following table sets forth certain financial information for the three months and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Statement of Operations Data:
Revenues	$133,289	$158,280	$277,321	$322,348
Operating expenses:
Operating expenses, exclusive of expenses shown below	109,521	148,492	237,854	302,636
Depreciation and amortization	8,606	7,045	16,567	13,969

	118,127	155,537	254,421	316,605

Operating income	15,162	2,743	22,900	5,743
Interest income, net	6,609	3,602	11,778	6,816
Other income (expense), net	133	(231)	251	30

Income from continuing operations before income taxes .	21,904	6,114	34,929	12,589
Income tax expense	7,269	13,384	11,728	24,266

Income (loss) from continuing operations	14,635	(7,270)	23,201	(11,677)
Discontinued operations:
Income from discontinued operations	--	2,652	--	3,071
Income tax benefit	--	489	--	250

Income from discontinued operations	--	2,163	--	2,821

Net income (loss)	$14,635	$(5,107)	$23,201	$(8,856)

        Discussion

        For the three months ended June 30, 2006, revenues were $133.3 million, a decrease of $25.0 million, or 15.8%, compared to the same period in 2005. Revenues for our Publishing Segment decreased by $29.2 million. This decrease was partially offset by a $5.0 million increase in revenues for our Cable and Satellite Segment. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

        For the six months ended June 30, 2006, revenues were $277.3 million, a decrease of $45.0 million, or 14.0%, compared to the same period in 2005. Revenues for our Publishing Segment decreased by $61.9 million. This decrease was partially offset by a $12.0 million and a $4.8 million increase in revenues for our Cable and Satellite Segment and CE Licensing Segment, respectively. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

        For the three months ended June 30, 2006, operating expenses were $109.5 million, a decrease of $39.0 million, or 26.2%, compared to the same period in 2005. The decrease was largely due to a $26.1 million decrease in operating expenses at TV Guide magazine. Additionally, the comparable period in 2005 included $12.4 million of costs for the now discontinued Inside TV magazine, for which there was no comparable expense in 2006. The quarter also benefited from the reversal of $9.2 million in accrued expenses, of which $8.9 million was recorded in the Corporate Segment and $0.3 million in interest income, due to the settlement agreement with Ms. Leung (See Note 3 to the condensed consolidated financial statements). Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in the MD&A.

        For the six months ended June 30, 2006, operating expenses were $237.9 million, a decrease of $64.8 million, or 21.4%, compared to the same period in 2005. The decrease was largely due to a $53.0 million decrease in operating expenses at TV Guide magazine. Additionally, the comparable period in 2005 included $13.4 million of costs for the now discontinued Inside TV magazine, for which there was no comparable expense in 2006. The six months also benefited from the settlement agreement with Ms. Leung (See Note 3 to the condensed consolidated financial statements). Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in the MD&A.

Interest Income, Net

        For the three months and six months ended June 30, 2006, interest income was $6.6 million and $11.8 million, respectively, an increase of $3.0 million and $5.0 million as compared to the same periods in 2005. The increase in interest income is primarily due to higher prevailing interest rates.

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

        Liabilities related to contingent matters as of June 30, 2006 and December 31, 2005 were $23.7 million and $23.1 million, respectively.

        Outside legal expenses were $4.3 million and $5.6 million for the three months ended June 30, 2006 and 2005, respectively and $10.6 million and $12.1 million for the six months ended June 30, 2006 and 2005, respectively. Outside legal expenses for the three and six months ended June 30, 2006, benefited from the reversal of $0.7 million in accrued legal fees, due to the settlement with Ms. Leung (See Note 3 to the condensed consolidated financial statements). We expect outside legal expenses to continue to be significant for the foreseeable future.

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

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 33.2% and 33.6% respectively, for the three months and six months ended June 30, 2006. The Company’s effective tax rate in 2006 benefited from the elimination of the deferred tax asset and related valuation allowance for the amounts the Company had previously accrued under the 2002 management restructuring for Ms. Leung (See Note 3 to the condensed consolidated financial statements).

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 218.9% and 192.8%, respectively, for the three and six months ended June 30, 2005. The Company’s effective tax rate in 2005 was impacted by a valuation allowance required for a deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast Corporation, which were entered into in 2004. While these advances were received during 2004, a substantial portion of these advances wasn’t taxable to the Company until 2005.

Segment Results of Operations

        The Company’s business segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss reviewed by the chief operating decision maker. Segment information for the three and six months ended June 30, 2006 and 2005 is presented and reconciled to consolidated income from continuing operations before income taxes in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in Note 8 of the condensed consolidated financial statements.

        Discussion relating to operating expenses for our segments uses the definition of operating expenses included in Note 8 of the condensed consolidated financial statements.

Cable and Satellite Segment

        The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
Cable and Satellite Segment:
TV Guide Channel	$31,230	$31,729	$(499)	(1.6)%	$66,627	$64,533	$2,094	3.2%
TV Guide Interactive	28,492	23,180	5,312	22.9%	54,450	46,758	7,692	16.4%
TV Guide Network	14,673	14,544	129	0.9%	25,099	22,953	2,146	9.3%
Other	89	14	75	535.7%	120	36	84	233.3%

Total	$74,484	$69,467	$5,017	7.2%	$146,296	$134,280	$12,016	8.9%

          For the three months ended June 30, 2006, TV Guide Channel advertising revenue decreased $0.4 million, compared to the same period in the prior year, primarily due to lower infomercial unit rates. While the broadcast advertising market continues to be soft, we expect TV Guide Channel’s advertising revenue in the second half of 2006 to increase as compared to the same period in the prior year as we continue our efforts to increase viewership by continuing to improve the quality of our programming.

        For the six months ended June 30, 2006, TV Guide Channel advertising revenue increased by $1.9 million, compared to the same period in the prior year. This increase was primarily due to improved advertising inventory management and higher rates.

        TV Guide Channel’s viewership is primarily from analog cable homes, where scroll data is still utilized for guidance. Digital cable and DBS homes have many more channels and generally use an IPG for listing information. While TV Guide Channel’s overall distribution increased by approximately 1.0 million subscribers since June 30, 2005, our distribution in analog homes decreased. As of June 30, 2006 approximately 42% of our total distribution was in analog cable households, down from approximately 46% at June 30, 2005. This shift from analog to digital has occurred primarily during the first half of 2006. We believe this trend will continue as more subscribers upgrade from analog cable to digital cable or migrate to DBS. Despite the decline in analog cable subscribers, we were able to maintain our primetime national household rating at the same level as the second quarter of 2005. This was due to an increase in primetime household length of tune and average minutes viewed, compared to the same period in the prior year. We believe the increase in length of tune is related to our increased investment in programming for the channel. Ultimately, we believe our programming investment will lead to increased viewership from our total distribution – analog cable, digital cable and DBS households.

        Affiliate revenues for the three months and six months ended June 30, 2006 were flat compared to the same periods in the prior year. Future TV Guide Channel revenue growth will be largely dependent on our ability to grow advertising revenues, as the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts.

        For the three months and six months ended June 30, 2006, TV Guide Interactive licensing revenues increased by $6.0 million and $9.3 million, respectively, or 27.4% and 21.2%, compared to the same periods in the prior year. These increases were primarily due to an increase in the number of domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid. Taking into account the agreements that we entered into with Cox Communications and Charter Communications in the first quarter of this year, and the fact that we had previously licensed our IPG technology to most other major domestic cable and satellite providers, our future revenue growth will largely depend upon the overall growth in domestic digital cable and satellite subscribers. In addition, penetrating international markets could provide additional growth opportunities.

        IPG advertising revenues for the three months and six months ended June 30, 2006 decreased by $0.7 million and $1.6 million, respectively, or 56.1% and 56.3%, as compared to the same periods in 2005. These decreases are due to the MSO that provided us with the majority of our advertising carriage in the first half of 2005 not carrying IPG advertising on the majority of its systems in 2006. Our ability to provide IPG advertising is generally at the discretion of the MSO and DBS providers if they deploy their own IPG or a third party IPG, which is the case for the majority of subscribers for which we are paid a license fee. Our ability to increase advertising revenue in future periods is largely dependent on the development of an IPG advertising platform that is accepted by MSOs and DBS providers, advertisers and consumers.

        For the three months and six months ended June 30, 2006, TVG Network, our interactive cable and satellite television network focused on horseracing, increased revenues by $0.1 million and $2.1 million, respectively, or 0.9% and 9.3%, as compared to the same periods in the prior year. This growth reflects increased wagering volumes for both our wagering operations and the wagering operations of our licensees. Our wagering operations and the wagering operations of our licensees have benefited from our continued growth in household distribution. As of June 30, 2006, TVG Network was available in approximately 18.5 million domestic cable and satellite homes, an increase of 18.6% as compared to June 30, 2005. Additionally, TVG Network is carried on Fox Sports Net in approximately 5.0 million southern California homes for two hours or more, five days a week.

        Operating expenses in this segment were $40.5 million for the three months ended June 30, 2006, an increase of $3.5 million, or 9.4%, from the same period last year. This increase was primarily due to a $3.8 million increase in TV Guide Channel programming and marketing expenses.

        Operating expenses in this segment were $85.6 million for the six months ended June 30, 2006, an increase of $4.1 million, or 5.1%, from the same period last year. This increase was primarily due to a $6.0 million increase in TV Guide Channel programming and marketing expenses.

      Additional Cable and Satellite Segment Operating Statistics

	As of
Subscriber Data (in thousands) (1)	June 30, 2006	Mar. 31, 2006	June 30, 2005	Mar. 31, 2005
TV Guide Channel	78,475	77,954	77,496	76,911
Cable and Satellite Technology Licenses	43,504	41,699	36,177	34,511
TVG Network	18,500	18,100	15,600	15,000

(1)    Subscriber data represents:

•	Nielsen households for the domestic TV Guide Channel
•	Cable and Satellite Technology Licenses reported by domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid
•	Households for TVG Network, based primarily on information provided by distributors

Publishing Segment

        The following table shows the breakdown of revenues in the Publishing Segment by business unit for the three months and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
Publishing Segment:
TV Guide magazine	$34,332	$65,974	$(31,642)	(48.0)%	$69,812	$134,955	$(65,143)	(48.3)%
TV Guide Online	2,281	1,509	772	51.2%	5,012	3,441	1,571	45.7%
Other	182	(1,448)	1,630	-%	340	(1,356)	1,696	-%

Total	$36,795	$66,035	$(29,240)	(44.3)%	$75,164	$137,040	$(61,876)	(45.2)%

        The results for the second quarter of 2006 are for the full-sized, full-color, TV Guide magazine. During the comparable periods of 2005, we were publishing the magazine in a digest format. It is difficult to make meaningful comparisons between the financial results of the legacy digest and the new full-sized magazine, given the significant differences in the products and their business models.

        The reformatted TV Guide magazine is produced with a shorter editorial cycle than its predecessor, the digest format TV Guide. This enables the magazine to be more timely and topical. The newsstand cover price is now $1.99. The reformatted TV Guide is designed to be a publication that can command a higher CPM from advertisers due to its enhanced format, improved circulation mix, and more focused and relevant demographic. The reformatted TV Guide magazine’s advertising rate base, the volume of circulation guaranteed to advertisers, is 3.2 million.

        By comparison, during the first half of 2005, we published approximately 140 local editions of the digest format TV Guide and offered it at a newsstand cover price of $2.49. The digest format TV Guide was focused on grid listings and had substantially less feature content. While there were more ad pages per copy, the digest format TV Guide appealed to advertisers seeking to reach a very large circulation base and mass audience at low CPMs, as well as to networks for localized black and white tune-in advertising that benefited local affiliates. Our rate base was 9 million and included approximately 2.9 million in sponsored copies.

        The decrease in TV Guide magazine’s rate base from 9.0 to 3.2 million has been by design. Since the October 2005 relaunch, we have eliminated most of our non-contributing sponsored copies. We have also eliminated many subscription offers and sources that do not support our new pricing model and circulation strategies, such as the use of heavily discounted promotional offers and negative remit agents. As a result of our efforts to manage down our circulation base, subscriber revenues for the three and six months ended June 30, 2006, declined by $11.5 million and $22.1 million, respectively, or 32.9% and 31.1%, compared to the same periods in the prior year. Our average weekly-paid subscribers during the three and six months ended June 30, 2006, decreased by 48.4% and 42.0%, respectively, compared to the same periods in the prior year. However, the impact on revenue from the decreases in average weekly-paid subscribers was partially offset by a 30.1% and 17.1% increase in subscriber revenue per copy for the three and six months ended June 30, 2006, compared to the same periods in the prior year. On a go-forward basis, our objective will be to maintain our current subscriber revenue per copy as we stabilize and maintain our 3.2 million rate base.

        Newsstand revenues for the three months ended June 30, 2006 decreased by $4.2 million or 72.3%, compared to the same period in the prior year. This decline was due to our lower cover price ($1.99 vs. $2.49 for the digest) and an 8.1% decline in average weekly newsstand sales. Average weekly newsstand sales for the three months ended June 30, 2006 were approximately 293,000 copies, and included a promotionally priced American Idol issue which sold 530,000 copies. Also contributing to the decline was $0.5 million in initial placement order (“IPO”) fees associated with acquiring new rack space for the full-sized TV Guide. Emerging Issues Task Force Issue No. 01-09: Accounting for Consideration Given by a Vendor to a Customer requires certain consideration given by a vendor to a customer to be recorded as a reduction in revenue. As a result, TV Guide magazine revenues have been reported net of rack costs, retail display allowances, distribution fees and IPO fees. Newsstand revenues, for the six months ended June 30, 2006, decreased by $9.1 million or 80.1%, compared to the same period in the prior year. This decline was primarily due to our lower cover price as well as $2.8 million in IPO fees for the six months ended June 30, 2006.

        Advertising revenues, for the three months and six months ended June 30, 2006, decreased by $15.0 million and $32.8 million, respectively, or 63.1% and 65.2%, compared to the same periods in the prior year. A steep decrease in rate base and the reformatting of TV Guide magazine contributed to the anticipated decrease in ad revenue and ad pages. While ad revenues declined, we have been able to significantly increase our CPM’s. We believe our ad page volume and advertising revenues will increase in the second half of 2006, as the fall TV season gets underway and we continue to gain acceptance with the advertising community.

        We anticipate that we will incur operating losses in conjunction with TV Guide magazine operations of approximately $26 million for the remainder of 2006. TV Guide magazine incurred approximately $24 million in operating losses for the six months ended June 30, 2006. Included in these losses are IPO fees and the costs of consumer marketing and promotion programs. We believe the reformatted TV Guide magazine will begin to contribute positively to the Publishing Segment’s adjusted EBITDA in the latter half of 2008.

        TV Guide Online derives revenues primarily from advertising. For the three months and six months ended June 30, 2006, advertising revenues increased by $0.8 million and $1.5 million, respectively, or 51.0% and 45.1%, compared to the same periods in the prior year. These increases came from increases in both program and conventional advertising and were primarily attributable to increased CPMs.

        Operating expenses in this segment were $47.2 million for the three months ended June 30, 2006, a decrease of $37.3 million from the same period last year. This decrease was primarily due to a $21.2 million decrease in TV Guide magazine production costs, primarily due to a decrease in printed copies, and a $4.9 million decrease in TV Guide magazine operating costs associated with the reformatted TV Guide magazine. The decrease is also due to the three months ended June 30, 2005 including $12.4 million in expenses for the now discontinued Inside TV magazine, for which there was no comparable expense in 2006.

        Operating expenses in this segment were $99.2 million for the six months ended June 30, 2006, a decrease of $64.8 million from the same period last year. This decrease was primarily due to a $38.0 million decrease in TV Guide magazine production costs, primarily due to a decrease in printed copies, and a $15.0 million decrease in TV Guide magazine operating costs associated with the reformatted TV Guide magazine. The decrease is also due to the six months ended June 30, 2005 including $13.4 million in expenses for the now discontinued Inside TV magazine, for which there was no comparable expense in 2006.

      Additional Publishing Segment Operating Statistics

	June 30, 2006	Mar. 31, 2006	June 30, 2005 (3)	Mar. 31, 2005 (3)
	(in thousands)
TV Guide magazine circulation (1)
Newsstand (2)	293	307	319	312
Subscriptions	3,067	3,747	5,940	5,799
Sponsored	42	17	2,868	2,921

Total Circulation	3,402	4,071	9,127	9,032

(1)     Average weekly paid circulation for the three months ended.
(2)     Current period numbers include an estimate for returns. Prior period numbers are updated to reflect actual returns.
(3)    Results are for the digest format TV Guide magazine

Consumer Electronics Licensing Segment

        The following table shows the breakdown of revenues in the CE Licensing Segment by product (in thousands):

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
CE Licensing Segment:
CE IPG	$14,353	$10,683	$3,670	34.4%	$31,208	$22,127	$9,081	41.0%
VCR Plus+	6,171	9,267	(3,096)	(33.4)%	21,911	23,379	(1,468)	(6.3)%
Other	1,486	2,828	(1,342)	(47.5)%	2,742	5,522	(2,780)	(50.3)%

Total	$22,010	$22,778	$(768)	(3.4)%	$55,861	$51,028	$4,833	9.5%

        Our CE IPG business includes (i) our IPG technology incorporated in CE products under the GUIDE Plus+ brand in Europe, the G-GUIDE brand in Japan, and the TV Guide On Screen brand in North America; and (ii) IPG patent licenses with third parties other than cable and satellite service providers.

        For the three months and six months ended June 30, 2006, revenues from our IPG technology incorporated in CE products were $5.4 million and $12.5 million, respectively. This is an increase of $2.8 million and $5.1 million, respectively, or 113.2% and 69.6% when compared to the same periods in the prior year. These revenue increases were driven by the increased incorporation of our IPG in CE products sold in all regions. In addition, for the three months and six months ended June 30, 2006, CE IPG advertising revenues were $0.2 million and $1.0 million, respectively.

        For the three months and six months ended June 30, 2006, revenues from IPG patent licenses with third parties other than cable and satellite service providers were $8.7 million and $17.7 million, respectively. This is an increase of $0.9 million and $3.8 million, respectively, or 11.6% and 27.2% when compared to the same periods in the prior year. These increases were primarily due to revenues from set-top box shipments by Scientific Atlanta, Inc., as well as an allocation of revenues related to a recent multi-product agreement which, subject to certain limitations, granted a CE manufacturer a license to incorporate our products and technologies into an unlimited number of CE devices over a fixed period of time. Neither agreement was in place during the comparable prior periods. However, these increases were partially offset by revenues from an unusually high volume of IPGs reported in the second quarter of 2005 by a third party who has since exited this business. Revenue from IPG patent licenses also includes the continued amortization of up-front payments received under long-term patent licenses; $4.3 million for each of the quarters ended June 30, 2006 and 2005, and $8.6 million for each of the six months ended June 30, 2006 and 2005.

        For the three months and six months ended June 30, 2006, VCR Plus+ revenues decreased by $3.1 million and $1.5 million, respectively, or 33.4% and 6.3% compared to the same periods in 2005. These decreases are primarily due to not recognizing revenue in the second quarter of 2006 from three CE manufacturers whose contracts have expired. Although these manufacturers have continued to ship units, they have neither provided us with units shipped reports nor remitted payment. We anticipate entering into new agreements with these three manufacturers before the end of the year. It is also anticipated that the units shipped, but not yet reported to us, will be included in these new agreements. While contract negotiations are ongoing, there can be no assurance that new agreements will be reached or on what terms. Revenues from these manufacturers were $2.5 million for the three months ended June 30, 2005. These decreases were partially offset by an allocation of revenue from the recent multi-product agreement discussed above. The six months ended June 30, 2006, also benefited from the recognition of $1.6 million of minimum revenue guarantees in 2006 versus $0.6 million for the same period in 2005. Minimum revenue guarantees are recorded when the guarantee period expires.

        We believe that demand from consumers for more advanced guidance and recording technologies will continue to grow as the cost of the products incorporating these technologies decreases. We believe this demand will increase our CE IPG revenues, and more than offset the decrease in VCR Plus + revenues.

        For the three months ended June 30, 2006, operating expenses in this segment were $12.9 million, an increase of $0.1 million, or 0.9%, when compared to the same period in 2005. For the six months ended June 30, 2006, operating expenses in this segment were $25.8 million, a decrease of $1.7 million, or 6.0% when compared to the same period in 2005. This decrease is primarily due to $1.7 million in severance costs being recorded in the prior year.

Corporate Segment

        For the three months and six months ended June 30, 2006, corporate expenses were $8.5 million and $26.4 million, a decrease of $5.7 million and $3.3 million, respectively, as compared to the same periods in the prior year. These decreases were primarily due to the reversal of $8.9 million in accrued expenses due to the settlement agreement with Ms. Leung (See Note 3 to the condensed consolidated financial statements), offset by an increase in consulting and compensation costs related to our product development and technology groups and our strategic initiatives, including implementing Oracle as our centralized financial system.

Liquidity and Capital Resources

        As of June 30, 2006, our cash, cash equivalents and marketable securities were $523.0 million. In addition, we had restricted cash of $31.4 million maintained in segregated, interest-bearing accounts. Of this amount, $30.5 million relates to the November 2002 management and corporate restructuring (see Note 3 to the condensed consolidated financial statements).

        Net cash flows provided by operating activities were $60.2 million for the six months ended June 30, 2006 compared to cash used of $48.7 million for the same period last year. The increase was primarily due to the receipt of $52.4 million in income tax refunds, release of $8.4 million in restricted cash (see Note 3 to the condensed consolidated financial statements) and $33.1 million in income tax payments in the first half of 2005.

        TV Guide magazine incurred approximately $24 million in operating losses for the six months ended June 30, 2006. We anticipate that we will incur operating losses in conjunction with TV Guide magazine operations of approximately $26 million for the remainder of 2006.

        Net cash flows used in investing activities were $32.9 million for the six months ended June 30, 2006 compared to $5.3 million used in the same period last year. The increase is primarily due to $21.1 million in net marketable securities purchases.

        Net cash flows used in financing activities were $0.2 million for the six months ended June 30, 2006, compared to cash provided of $4.1 million for the same period last year. The decrease in cash provided from financing activities is primarily due to a $4.2 million decrease in proceeds from the exercise of stock options.

        We intend to pursue various strategic initiatives to better position ourselves as the leading consumer brand for video guidance across multiple platforms. We anticipate that these initiatives will result in additional operating and capital expenditures. For the six months ended June 30, 2006, we made capital expenditures of $8.9 million. For the remainder of 2006 we plan to make capital expenditures of approximately $25 million to $30 million. This spending primarily relates to enhancing our data infrastructure, building a digital content infrastructure, increasing production infrastructure for TV Guide Channel and upgrading our systems and information technology infrastructure, including implementing Oracle as our centralized financial system. In addition to these capital expenditures, we anticipate operating expenses associated with these initiatives, and for additional research and development activities. For the six months ended June 30, 2006, we incurred approximately $5.0 million of these operating expenses and expect to incur an additional $10 million to $15 million, for the remainder of 2006. As with our business development and product development and technology groups’ costs, to the extent that these costs support company-wide initiatives or to the extent that they represent preliminary spending related to initiatives that have not been assigned to business segments, these costs will likely be included in operating expenses in our Corporate Segment.

        We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in deferred revenue on the condensed consolidated balance sheets. As of June 30, 2006, current and long-term deferred revenue totaled $530.4 million. Our liability for prepaid magazine subscriptions is limited to the unearned payments in the event customers cancel their subscriptions. Our liability for other payments is limited to a refund of unearned payments in the event that we are unable to provide service. No material refunds have been paid to date. For the six months ended June 30, 2006, we reduced our balance sheet deferred revenue by $35.2 million. We anticipate reducing our balance sheet deferred revenues by approximately $35 million during the remainder of 2006, primarily from the recognition of deferred revenue.

        The IRS is currently examining our U.S. federal tax returns for years 2002 and 2003 and has notified the Company that it intends to audit the Company’s 2004 U.S federal tax return. The results of this and future IRS examinations may result in the recognition of significant amounts of income or significant cash outlays in future periods. We believe that adequate reserves have been made for any adjustment that might be assessed for open years.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the six month period ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

                Prior to the re-launch of TV Guide magazine in a full-sized, full-color format in October 2005, the operating results of our magazine publishing business had deteriorated over a period of several years due to significant declines in the digest format TV Guide magazine’s newsstand sales, contribution per copy, and advertising revenue. Prior to the re-launch, we sought to reverse such declines through a variety of different initiatives, including editorial changes and aggressive promotional offerings. However, those efforts were unsuccessful. Consequently, during the fourth quarter of 2005 we transformed our TV Guide magazine from a digest-sized, listings oriented format to a more contemporary full-sized, full-color magazine, filled with more features and photos and targeted at a younger demographic. However, several other widely circulated magazines and other media outlets seek to appeal to this market segment and there can be no assurance that the transformed magazine will appeal to or be accepted by this market segment or the advertisers who seek to reach it. A business initiative of this scale is inherently risky and there can be no assurance that our assumptions are valid or that our circulation and advertising goals can be achieved. Additionally, the ongoing costs associated with the transformation of the magazine are substantial, and should this effort ultimately prove unsuccessful, the cost of pursuing other alternatives will be significant. We cannot assure that the transformed magazine or our magazine publishing business will achieve profitability.

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

        The market for IPGs is rapidly evolving and is increasingly competitive. Demand and market acceptance for IPGs are subject to uncertainty and risk. We cannot predict whether, or how fast, this market will grow, how long it can be sustained, or how it may expand or change. For our CE IPGs, the deployment rate depends on the strength or weakness of the consumer electronics industry, and in particular, the sale of television sets, DVD recorders and DVRs. Purchases of CE products and digital cable and DBS subscriptions are largely discretionary and may be affected by general economic trends in the countries or regions in which these products or subscriptions are offered. The incorporation of our CE IPG technology in high end television sets in North America has, in part been, linked to the cable card, or POD (Point Of Deployment) feature, which allows television sets to receive cable signals without a set-top box. The cable card feature has had a slow take-up rate in the market, and to the extent that television manufacturers start to view the cable card as being a less essential feature, the incorporation of our guide product in those televisions may decrease.

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

        The worldwide shipment of VCRs has declined, and is expected to continue to decline as VCRs are replaced by digital recording devices such as DVD recorders and DVRs. Although VCR Plus+ is now being incorporated into some lower price point digital recording devices, there is no assurance that this practice will become widespread or continue. Furthermore, in order to encourage the incorporation of our IPG in CE products, we are offering certain large CE manufacturers the opportunity to bundle both our IPG and VCR Plus+ technology at a significant discount beginning with sales reported in fiscal 2005. While we believe this will ultimately accelerate the incorporation of our IPG to our benefit, there can be no assurance that this will be the case. In addition, there can be no assurance that we will be able to renew our existing VCR Plus+ agreements as they expire, upon terms as favorable to us as those contained in prior contracts, or at all.

        We face competition in many areas and the competition could negatively impact our operating results.

        We face competition from a wide range of other companies in the communications, advertising, media, entertainment, publishing, information, Internet services, software and technology fields. The competitive environment could, among other results, require price reductions for our products and services, require increased spending on marketing and development, limit our ability to develop new products and services, limit our ability to acquire rights to produce and/or display content that is popular among our targeted audience, limit our ability to expand our customer base or even result in attrition in our customer base. Any of these occurrences could negatively impact our operating results. Many of our competitors have greater financial and human resources than we do. As a result, these competitors can compete more effectively by offering customers better pricing and other more favorable terms and conditions. Our IPGs face competition from companies that produce and market program guides as well as television schedule information in a variety of formats, both print and electronic. Several products and services on the market offer simplified VCR programming functions that compete with our VCR Plus+ system. TV Guide magazine competes with general entertainment and other magazines at newsstand and for subscribers. The TV Guide Channel competes with general entertainment channels for television viewership and carriage on cable and DBS systems. TV Guide Online competes with general entertainment Web sites for visitors and will compete with established online search providers. Each of TV Guide magazine, TV Guide Channel and TV Guide Online vie for marketers’ advertising spend with other media outlets. TVG Network competes for viewers with other television networks, one of which is under common ownership with several racetracks and accepts wagers from residents of more states than TVG Network accepts. In addition, TVG Network competes for wagering and telecast rights with other networks and account wagering providers. TVG Network’s contracts for account wagering and telecast rights with racetracks have varying maturities and renewal terms. TVG Network could be unable to renew its current contracts when they expire or the renewal terms could be less favorable then the current terms, which could have an adverse effect on the Company’s TVG Network business. In addition, TVG Network and its licensees compete for wagering revenue with other account wagering operations and industry participants.

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

        Our investments in developing new products and services and improving existing products and services may not be effective.

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

        Furthermore, we have made significant investments in the development of new products, services and technologies, such as our initiatives to transform TV Guide magazine, enhance TV Guide Channel’s programming, enhance TV Guide Online, launch and grow TV Guide Spot, create TV Guide Mobile and other digital media initiatives, and increase and enhance the functionality of our interactive products, but the success of such products, services and technologies is largely dependent on factors such as market acceptance. Furthermore, the success of TV Guide Channel, TV Guide Spot and TV Guide Mobile will depend, in part, upon our ability to enter into and maintain agreements with third parties to distribute these services to consumers. Our failure to anticipate adequately changes in the industries in which we operate and the markets we serve, and to develop attractive new products and services, including any of the risks described above, may reduce our future growth and profitability and may adversely affect our business results and financial condition.

        We have made and expect to make significant investments in infrastructure which, if ineffective, may adversely affect our business results and financial condition.

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

        Patents of third parties may have an important bearing on our ability to offer some of our products and services. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, in the United States, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. If one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others and whether the licenses would be available or, if available, whether we would be able to obtain the licenses on commercially reasonable terms. If we were unable to obtain the licenses, we might not be able to redesign our products or services to avoid infringement. Furthermore, we provide indemnification protection to some of our CE IPG licensees and to some of our MSO and DBS provider licensees under which we may be obligated to indemnify those licensees and hold them harmless from some claims, including claims that our or their products or services infringe other parties’ patents. The Company’s indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement; however, other license agreements, including those with our largest MSO and DBS providers, do not specify a limit on amounts that may be payable under the indemnity arrangements. Certain of the Company’s large MSO and DBS licensees have received notices of pending or threatened patent claims from Finisar (see Notes 3 and 5 to the condensed consolidated financial statements). Furthermore, the costs of investigating, defending or remedying alleged infringement and/or related indemnification claims could be substantial and could have a material adverse effect on our financial condition or results of operations.

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

        TVG Network derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. Additionally, TVG Network’s Internet-based horse race wagering operations are heavily regulated. Adverse changes in the political climate, new legislation or regulatory activity could harm our business.  From time to time, the California Horse Racing Board has considered various proposals that, if enacted, would detrimentally impact the revenue that TVG derives from the California market or otherwise adversely impact TVG’s business model.  From time to time, members of Congress and state legislatures have introduced bills that would prohibit or severely restrict off-track interstate pari-mutuel or Internet-based wagering. If any such legislation were enacted into law, TVG’s advanced deposit wagering business could be adversely affected. Furthermore, there is a risk that new legislation or regulatory activity that would prohibit Internet-based wagering will be pursued in order to rectify possible nonconformity by the United States with the General Agreement on Trade in Services treaty as determined by an appellate body of the World Trade Organization. In addition, from time to time, payment systems have, on behalf of their member financial institutions, taken actions to limit the use of credit cards and debit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations. Although such efforts to restrict payment mechanisms may not be targeted at the lawful activity of licensed operations such as TVG Network, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects.  The adoption of any laws, rules or regulations that further limit the ability of TVG to conduct interstate pari-mutuel wagering could have a material adverse effect on our TVG business.

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

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2006 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2006 in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        Note 3 to the Condensed Consolidated Financial Statements—Unaudited is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

        See “Certain Risks Affecting Business, Operating Results and Financial Conditions” beginning on page 22, which is incorporated by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on June 1, 2006. A brief description of the matters voted upon at the Annual Meeting and the results of the voting on such matters is set forth below.

Each of the nine (9) directors nominated were elected for a term of one year by the vote set forth below:

	Votes
Name of Director	For	Withheld
Anthea Disney	352,156,096	10,803,024
Richard Battista	356,885,129	6,073,991
Peter Chernin	348,822,546	14,136,574
David F. DeVoe	347,280,918	15,678,202
Nicholas Donatiello, Jr	355,385,246	7,573,874
James E. Meyer	358,108,392	4,850,728
K. Rupert Murdoch	354,361,249	8,597,871
James P. O'Shaughnessy	358,113,929	4,845,191
Ruthann Quindlen	358,884,637	4,074,483

        The stockholders also ratified the Company’s appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending December 31, 2006, by the vote set forth below:

VOTES

FOR	AGAINST	ABSTENTIONS	BROKER NON- VOTES

362,514,638	404,736	39,746	0

ITEM 6.    EXHIBITS

         Exhibits

10.57	TV Guide Annual Bonus Plan (Incorporated by reference to Gemstar’s Form 8-K filed on June 21, 2006)
31.1	CEO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2006	GEMSTAR-TV GUIDE INTERNATIONAL, INC. (Registrant) By: /s/ Bedi Ajay Singh —————————————— Bedi Ajay Singh Executive Vice President and Chief Financial Officer (Principal Financial Officer)