Form 10-Q
period 2006-09-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2006-11-02
CIK 923282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of October 25, 2006, there were 426,224,556 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$467,740	$465,131
Restricted cash	31,616	39,484
Marketable securities	56,346	9,253
Receivables, net	77,279	77,230
Deferred tax assets, net	24,806	21,305
Current income taxes receivable	—	50,204
Other current assets	17,682	29,348
Total current assets	675,469	691,955
Property and equipment, net	54,371	51,127
Indefinite-lived intangible assets	61,920	61,800
Finite-lived intangible assets, net	96,112	107,638
Goodwill	260,503	259,524
Income taxes receivable	61,712	55,629
Deferred tax assets, long-term, net	11	10,143
Other assets	20,380	21,866
	$1,230,478	$1,259,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$168,818	$195,396
Income taxes payable	10,548	3,259
Current portion of capital lease obligations	593	558
Current portion of deferred revenue	131,362	139,913
Total current liabilities	311,321	339,126
Long-term capital lease obligations, less current portion	12,266	12,715
Deferred revenue, less current portion	382,310	425,286
Other liabilities	108,506	109,349
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	4,337	4,337
Additional paid-in capital	8,466,836	8,465,785
Accumulated deficit	(7,982,232)	(8,022,885)
Accumulated other comprehensive income, net of tax	1,028	477
Treasury stock, at cost	(73,894)	(74,508)
Total stockholders’ equity	416,075	373,206
	$1,230,478	$1,259,682

See accompanying Notes to Condensed Consolidated Financial Statements.

 GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues:
Cable and Satellite	$75,162	$67,694	$221,458	$201,974
Publishing	45,701	63,557	120,865	200,597
Consumer Electronics	28,084	21,225	83,945	72,253
	148,947	152,476	426,268	474,824
Operating expenses:
Cable and Satellite	40,749	38,761	126,671	120,266
Publishing	54,854	87,033	154,230	251,012
Consumer Electronics	14,928	12,575	40,824	40,037
Corporate	17,115	12,926	43,775	42,616
Operating expenses, exclusive of depreciation and amortization	127,646	151,295	365,500	453,931
Depreciation and amortization	8,420	7,060	24,987	21,029
	136,066	158,355	390,487	474,960
Operating income (loss)	12,881	(5,879)	35,781	(136)
Interest income, net	6,788	4,164	18,566	10,980
Other income (expense), net	86	(354)	337	(324)
Income (loss) from continuing operations before income taxes	19,755	(2,069)	54,684	10,520
Income tax expense (benefit)	2,303	(51,149)	14,031	(26,883)
Income from continuing operations	17,452	49,080	40,653	37,403
Discontinued operations:
Income from discontinued operations	—	1,976	—	5,047
Income tax expense	—	59	—	309
Income from discontinued operations	—	1,917	—	4,738
Net income	$17,452	$50,997	$40,653	$42,141

Basic and diluted per share:
Income from continuing operations	$0.04	$0.12	$0.10	$0.09
Income from discontinued operations	0.00	0.00	0.00	0.01
Net income	$0.04	$0.12	$0.10	$0.10

Weighted average shares outstanding:
Basic	426,210	426,096	426,190	425,101
Diluted	426,262	426,367	426,244	426,232

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—UNAUDITED
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Balance at beginning of period	$397,854	$306,390	$373,206	$310,792
Net income	17,452	50,997	40,653	42,141
Other comprehensive income (loss)	60	399	551	(135)
Comprehensive income	17,512	51,396	41,204	42,006
Other, principally shares issued pursuant to stock option plans, including tax benefit, and stock compensation expense	709	1,528	1,665	6,516
Balance at end of period	$416,075	$359,314	$416,075	$359,314

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$40,653	$42,141
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,987	21,947
Deferred income taxes	6,631	(62,755)
Other	4,297	2,706
Changes in operating assets and liabilities:
Restricted cash	7,868	(446)
Receivables	448	9,519
Income taxes receivable	44,121	(42,575)
Other assets	11,033	9,543
Accounts payable, accrued liabilities and other liabilities	(27,276)	(46,196)
Income taxes payable	7,289	49,477
Deferred revenue	(51,527)	(51,400)
Net cash provided by (used in) operating activities	68,524	(68,039)
Cash flows from investing activities:
Investments	(3,241)	-
Purchases of marketable securities	(81,258)	(22,503)
Maturities and sales of marketable securities	34,541	22,980
Proceeds from sale of assets	8	134
Additions to property and equipment	(15,807)	(12,737)
Net cash used in investing activities	(65,757)	(12,126)
Cash flows from financing activities:
Repayment of capital lease obligations	(414)	(383)
Proceeds from exercise of stock options	123	5,663
Net cash (used in) provided by financing activities	(291)	5,280
Effect of exchange rate changes on cash and cash equivalents	133	(212)
Net increase (decrease) in cash and cash equivalents	2,609	(75,097)
Cash and cash equivalents at beginning of period	465,131	558,529
Cash and cash equivalents at end of period	$467,740	$483,432

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting policies described in the Company’s 2005 Annual Report on Form 10-K and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Report on Form 10-Q for the quarters ended June 30, 2006 and March 31, 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure for tax positions. The provisions of FIN 48 will be effective for the Company beginning in fiscal 2007. The Company is currently evaluating what effect, if any, the adoption of FIN 48 will have on the Company’s results of operations and financial position.

(2)  Dispositions

SkyMall

On December 1, 2005 the Company sold its SkyMall in-flight catalog business to a private equity group for $43.3 million in cash. Under the terms of the sale, the Company retained approximately $4.0 million of SkyMall liabilities and approximately $12.0 million of SkyMall’s cash, cash equivalents, and marketable securities. The operations of the SkyMall business are shown as discontinued operations in the accompanying condensed consolidated statements of operations. Revenues of the SkyMall business were $19.2 million and $49.2 million for the three months and nine months ended September 30, 2005, respectively.

SNG Businesses

On March 1, 2004, the Company entered into an agreement with EchoStar Communication Corporation and certain of its subsidiaries (“EchoStar”) whereby EchoStar acquired substantially all of the operating assets and certain liabilities of the Company’s SuperStar/Netlink Group LLC, UVTV distribution services and SpaceCom Systems businesses (collectively the “SNG Businesses”). Costs associated with this disposal were estimated at $5.9 million, and consisted principally of contractual acceleration of certain liabilities, employee-related transfer costs necessitated by the deal structure (asset purchase), and other transaction costs. As of September 30, 2006, $4.9 million of these costs remain unpaid and are included in accrued expenses in the accompanying condensed consolidated balance sheets. These costs are expected to be paid next year.

(3)  Litigation and Other Contingencies

The following material developments in the Company’s legal proceedings occurred in the quarter ended September 30, 2006. The Company intends to vigorously defend or prosecute all pending legal matters unless specified otherwise below.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(3)  Litigation and Other Contingencies (continued)

Consolidated Shareholder Litigation

In re Gemstar-TV Guide International, Inc. Securities Litigation, Case No. 02-CV-2775, MRP (PLAx), in the United States District Court for the Central District of California (the “Consolidated Shareholder Class Action”). In September of 2004, the Court approved the Company’s settlement of the consolidated actions for $67.5 million payable in cash and stock ($47.5 million in cash and 4,105,090 shares of common stock), which was valued at $6.09 per share on the date the agreement was reached, or $25 million in the aggregate. During the third quarter of 2004, the Company exercised its option to substitute $12.8 million in cash for 2,052,545 of the shares of common stock that were to be issued to the members of the class and also issued 328,407 shares of the common stock. On September 29, 2006 the Court granted a motion seeking court approval for the distribution of the remaining settlement proceeds to the class members/shareholders. As part of the distribution, the Company will issue 1,724,138 shares of common stock, and pay approximately $5.3 million to meet a “stock trading price guarantee” which is intended to make up the difference between the stock’s average round lot trading price over a specified period of time and the $6.09 that the stock was trading at when the settlement agreement was entered into. In addition, pursuant to the terms of the settlement agreement, the Company is entitled to a credit of approximately $0.8 million for its settlement payment with the State of New Jersey in the matter of State of New Jersey v. Gemstar-TV Guide International, Inc. et al., Case No. GC030987, in the California Superior Court for the County of Los Angeles. We expect that the distribution process will be completed in the fourth quarter of 2006.

Patent and Antitrust Litigation

Digeo, Inc. v. Gemstar - TV Guide International, Inc., TV Guide Interactive, Inc., and Gemstar Development Corporation, Case No. 06-CV-1417 RSM, in the United States District Court for the Western District of Washington.  On September 28, 2006, Digeo, Inc. (“Digeo”) filed a lawsuit against the Company alleging that the Company violated the Sherman Act, the Clayton Act and Washington state antitrust law by, among other things, conspiring to restrain trade and monopolizing the interactive program guide market via its licensing practices. As specified in its complaint, Digeo seeks injunctive relief; monetary damages, including treble damages; interest; attorney fees; and costs.

Gemstar - TV Guide International, Inc., StarSight Telecast, Inc. and United Video Properties, Inc. v. Digeo, Inc. and Charter Communications, Inc., Case No. 06-CV-6519 DSF, in the United States District Court for the Central District of California. On October 13, 2006 the Company filed a lawsuit against Digeo, Inc. and Charter Communications, Inc. (“Charter”) in the United States District Court for the Central District of California alleging that the interactive program guide (“IPG”) distributed by Digeo infringes U.S. Patent No. 6,262,722 and U.S. Patent No. 6,498,895, and that as early as 2004, the Company contacted Digeo about the marketing and sales of its IPG, the Company’s IPG patents and the opportunity to obtain a license to the Company’s IPG patents. The Company seeks a declaration that Digeo and Charter have infringed either directly or contributorily the subject patents; an order permanently enjoining them from future infringement of the patents; reasonable royalties; monetary damages, including treble damages; attorney fees; costs; and prejudgment interest.

Claims Under the Company’s Directors and Officers Liability Insurance Policies

Gemstar-TV Guide International, Inc. v. National Union Fire Insurance Company of Pittsburgh, PA, Federal Insurance Company, et al., Case No. 06-CV-05183 GAF in the United States District Court for the Central District of California.  On August 17, 2006, the Company filed a complaint against its former primary and excess insurance carriers alleging that the issuers of the Company’s directors and officers liability insurance policies, with aggregate policy limits of $50 million, for the 1999-2002 policy periods, breached their obligations under these policies by, among other things, failing to pay defense costs related to a Securities & Exchange Commission investigation into accounting and financial reporting; various related shareholder and derivative actions; and the action entitled Securities and Exchange Commission v. Henry C. Yuen, et al.,  which alleged violations of federal securities laws.  The complaint alleges breach of contract, fraud, breach of the covenant of good faith and fair dealing, and seeks declaratory relief regarding the duty to pay defense costs and indemnity for underlying lawsuits and SEC investigations, monetary damages plus interest, attorneys’ fees and costs, and punitive damages.  On or about October 19, 2006, the Company’s excess insurance carrier, Federal Insurance Company, filed a motion to dismiss and/or strike the Company’s complaint.  A response from the Company’s primary insurance carrier, National Union Fire Insurance Company of Pittsburgh, PA, is not due until early November.  The Company has not recorded a contingent receivable with respect to this matter in the accompanying Condensed Consolidated Financial Statements.

Other Litigation

        Henry Yuen and Elsie Leung v. Gemstar-TV Guide International, Inc., American Arbitration Association (“AAA”) Case Nos. 13 Y 116 01305 03 and 13 Y 116 01300 03. On May 30, 2003, the Company’s former employees, Mr. Yuen and Ms. Leung, commenced arbitration proceedings against the Company to contest their April 18, 2003, termination for cause, seeking monetary damages, interest, and attorneys’

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(3)  Litigation and Other Contingencies (continued)

fees and costs. On July 9, 2003, the Company filed a consolidated response and counterclaim alleging breach of representations and warranties under agreements entered into in connection with the Company’s November 2002 management and corporate governance restructuring, seeking monetary damages and other relief. As previously reported, on June 13, 2006, the Company entered into a settlement and release agreement with Ms. Leung in the arbitration captioned Elsie M. Leung v. Gemstar-TV Guide International, Inc. , AAA Case No. 13 116Y 01300 03. As a result of the settlement, the liability the Company carried on its balance sheet for restructuring payments and related interest and accrued payroll taxes and legal expenses, totaling approximately $9.2 million, was extinguished in the Company’s fiscal quarter ended June 30, 2006. Of this $9.2 million liability, $8.9 million was recorded as a reduction in Corporate Segment expenses and $0.3 million as interest income. Additionally, the Company reclassified approximately $8.4 of restricted cash on its balance sheet to cash and cash equivalents.

In the arbitration proceeding captioned Henry Yuen v. Gemstar-TV Guide International, Inc., AAA Case No. 13 Y 116 01305 03, hearings resumed on October 16, 2006 and concluded on October 17, 2006. Mr. Yuen did not show up for the hearings, despite being ordered to do so by the Arbitration panel. Mr. Yuen, through his attorneys, stipulated on the record to a finding that he had breached the representations and warranties made to the Company in connection with the restructuring agreements, which validated the Company’s decision to terminate Mr. Yuen “for cause” in April of 2003. Consequently, Mr. Yuen can no longer pursue his claims for certain stock grants, must return certain compensation and previously advanced attorney’s fees and costs, and is not entitled to indemnification for attorneys’ fees and costs. The Company has not recorded a contingent receivable with respect to these matters in the accompanying Condensed Consolidated Financial Statements. Further, Mr. Yuen is no longer entitled to advancement from the Company for attorneys’ fees and costs arising out of or relating to the accounting improprieties that occurred at the Company during Mr. Yuen’s employment with the Company. As a result, the liability the Company carried on its balance sheet for accrued legal expenses totaling $3.9 million has been extinguished in the Company’s fiscal quarter ended September 30, 2006. Mr. Yuen continues to argue, however, that he is entitled to, among other things, the funds originally set-aside for payment to him in connection with the Company’s November 2002 management and corporate governance restructuring (the “1103 funds”), approximately $30.7 million. Those funds remain in a segregated account pursuant to a May 2003 court order in the case titled In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., Case No. CV-03-3124 MRP, in the United States District Court for the Central District of California. Mr. Yuen also continues to dispute the Company’s counterclaims against him. The Company is actively pursuing its counterclaims, and continues to oppose, among other things, Mr. Yuen’s claim to the 1103 funds and additional damages. Now that the arbitration hearings have concluded, the parties are engaged in post-hearing briefings.

Brian Urban v. Gemstar - TV Guide International, Inc. and Rich Battista, United States Department of Labor, Occupational Safety and Health Administration ("OSHA"), Case No. 9-3290-06-038. In April 2006 Mr. Urban filed a complaint with the U.S. Department of Labor, Occupational Safety and Health Administration Region IX, pursuant to Section 806 of the Sarbanes-Oxley Act. In his complaint, Mr. Urban alleged that he was terminated in retaliation for reporting certain matters which were material weaknesses in the Company’s internal controls. Mr. Urban seeks reinstatement, back pay, interest, other compensatory damages, exemplary and punitive damages, costs and reasonable attorneys’ fees. As previously reported, Mr. Urban’s OSHA case is stayed pending a determination by the Department of Labor on whether to defer the matter to arbitration pursuant to an arbitration clause in Mr. Urban’s employment agreement. On October 10, 2006 the Company commenced an arbitration proceeding against Mr. Urban entitled Gemstar - TV Guide International, Inc. v. Brian Urban, American Arbitration Association (“AAA”), related to Mr. Urban’s possession of confidential documents belonging to the Company. In addition, the Company seeks, among other things, a determination that the Company’s decision to terminate Mr. Urban in January 2006 was for cause. In the arbitration proceeding the Company has asserted claims for misappropriation, breach of contract, breach of fiduciary duty, conversion, and the violation of applicable statutes. The Company’s arbitration demand seeks injunctive and declaratory relief, as well as monetary damages, attorney fees, and costs of suit.

Other Contingencies

        In conjunction with a lawsuit filed in 2005 by Finisar Corporation (“Finisar”) against DirecTV Group, Inc. (“DirecTV”), the Company received a notice of a potential claim for indemnification from DirecTV. Finisar alleged that several aspects of the DirecTV satellite transmission system, including its advanced electronic program guide (“Advanced EPG”), infringed their patent (U.S. Patent No. 5,404,505). On June 23, 2006, the jury returned a verdict in favor of Finisar finding the ‘505 patent valid and willfully infringed, and assessing damages against DirecTV in the amount of approximately $79 million.  On July 7, 2006 the Court signed an order of final judgment against DirecTV in the amount of approximately $117 million which included pre-judgment interest and an enhancement of damages based on the finding of willful infringement. In addition, the Court ordered DirecTV to pay approximately $1.60 per set top box in licensing fees going forward, in lieu of an injunction, until the expiration of the ‘505 patent in 2012. On October 4, 2006, DirecTV filed a notice of appeal to the Federal Circuit. The Company has not established a reserve with respect to the potential indemnification claim that may be asserted by DirecTV in connection with this matter.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(3)  Litigation and Other Contingencies (continued)

Comcast Cable Communications Corp., LLC (“Comcast”) has also put the Company on notice that it has received communications from Finisar regarding potential infringement of the ‘505 patent. On July 7, 2006, Comcast filed a declaratory judgment action in the Northern District of California asking the Court to rule, among other things, that it does not infringe the ‘505 patent and / or that the patent is invalid. On September 14, 2006, Finisar filed a motion to dismiss Comcast’s complaint claiming that the court lacks subject matter jurisdiction. Comcast has not taken any further action in regards to a potential indemnity claim against the Company related to the Finisar patent.

The Company evaluates estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45.  The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

In addition to the items listed above, the Company is party to various legal actions, claims and proceedings as set forth in its Form 10-K for the year ended December 31, 2005 and its Form 10-Q for the quarters ended June 30, 2006 and March 31, 2006, as well as other actions, claims and proceedings incidental to its business. Additional information regarding certain of the matters discussed above is contained in those filings.

The Company may be required to incur legal expenses and other related costs, such as attorney’s fees, in connection with litigation and other contingency matters in aggregate amounts that could have a material adverse effect on its financial condition or results of operations.

(4)  Post-Employment Compensation

In accordance with the terms of Mr. Yuen’s employment agreement, the Company was obligated to pay salary and benefits to Mr. Yuen.  Following the Court’s issuance of findings in the SEC case against Mr. Yuen (Securities and Exchange Commission v. Henry C. Yuen, et al., Case No. 03-CV-4376, in the United States District Court for the Central District of California), in April 2006 the Company discontinued recognizing costs for Mr. Yuen’s salary and benefits under his employment agreement, pending further rulings on this matter by the arbitration panel.  In the pending arbitration, Mr. Yuen, through his attorneys, stipulated on the record that he was terminated for cause.  Accordingly, Mr. Yuen is no longer pursuing claims for compensation under the employment agreement in the arbitration proceedings and no further payments of compensation will be required under the employment agreement (See Note 3).

Pursuant to a Patent Rights Agreement with Mr. Yuen, the Company recognized costs totaling approximately $0.8 million and $2.5 million for the three months and nine months ended September 30, 2006, respectively, and approximately $0.8 million and $2.4 million for the three months and nine months ended September 30, 2005, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. The parties’ rights and obligations with respect to the Patent Rights Agreement, which was negotiated as part of the November 2002 management and corporate governance restructuring, are also at issue in the pending arbitration between the Company and Mr. Yuen (See Note 3).

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

In connection with the Company's sale of its SkyMall in-flight catalog business, the Company has indemnified SkyMall and certain of its affiliates for various matters that are typical for transactions of this type, subject in certain instances to a negotiated basket and/or cap.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(5)  Guarantees and Indemnities (continued)

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

(6) Income Taxes

The provision for income taxes as a percentage of income from continuing operations before income taxes was 11.7% and 25.7% respectively, for the three months and nine months ended September 30, 2006. The Company’s effective tax rate in 2006 benefited from the conclusion of the Internal Revenue Services (“IRS”) audit of the Company’s 2002 and 2003 federal income tax returns and the elimination of the deferred tax asset and related valuation allowance for the amounts the Company had previously accrued under the 2002 management restructuring for Ms. Leung (See Note 3).

The Company’s income tax provision for the three months ended September 30, 2005 was primarily impacted by the closure of the IRS audit of the Company’s 2000 and 2001 federal income tax returns. As a result of the closure of the IRS Audit, the Company no longer required a valuation allowance against capital losses because such capital losses could be carried back to prior years. The Company’s income tax provision for the nine months ended September 30, 2005 was primarily impacted by the closure of the IRS audit discussed above and a valuation allowance required for a deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast, which were entered into in 2004. While these advances were received during 2004, a substantial portion of these advances became taxable to the Company during 2005.

(7) Related Party Transactions

As of September 30, 2006, News Corporation beneficially owned approximately 41% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

The Company charged entities controlled by News Corporation $3.1 million and $4.1 million for advertising and other services during the three months ended September 30, 2006 and 2005, respectively, and $9.3 million and $11.7 million for the nine months ended September 30, 2006 and 2005, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities at a cost of $0.2 million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2006 and 2005, respectively.

The Company also provides advertising and other services to a third party that is the beneficiary of a media services commitment from News Corporation. News Corporation pays the Company for the services provided to the third party, and accordingly reduces News Corporation’s obligation to this third party. Under this arrangement, the Company charged News Corporation $0.2 million for the three months ended September 30, 2006 and 2005, respectively, and $0.5 million and $2.7 million for the nine months ended September 30, 2006 and 2005, respectively.

The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.0 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively, and $3.2 million and $3.5 million for the nine months ended September 30, 2006 and 2005, respectively. News Corporation also began providing the Company with the services of the Company’s current chairman of the board of directors starting in December 2004. Expenses associated with these services approximated $0.1 million for the three months ended September 30, 2006 and 2005, respectively, and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(7) Related Party Transactions (continued)

During the third quarter of 2004, the Company entered into a long-term capital sublease with an affiliate of News Corporation for a transponder to be used in its Cable and Satellite Segment operations. Related amortization and interest expense recognized under this capital sublease was $0.5 million for the three months ended September 30, 2006 and 2005, respectively and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively. The total obligation under this capital lease was $12.9 million at September 30, 2006 and $13.3 million at December 31, 2005.

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

As of September 30, 2006 and December 31, 2005, the Company had receivables due from News Corporation-controlled entities totaling $2.6 million and $1.4 million, respectively, and payables due to News Corporation-controlled entities totaling $0.1 million and $0.2 million, respectively.

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

The Cable and Satellite Segment offer~~s~~ technologies, products, and services to consumers and service providers in the cable and satellite industry. This Segment consists of TV Guide Channel, TV Guide Interactive, TVG Network, TV Guide Spot and TV Guide Mobile Entertainment.

The Publishing Segment consists of TV Guide Magazine, TV Guide Online and TV Guide Data Solutions.

The Consumer Electronics (“CE”) Segment consists of (i) CE IPG Technology for Company developed IPGs incorporated by CE manufacturers under the G-GUIDE brand in Japan, the GUIDE Plus+ brand in Europe and the TV Guide On Screen brand in North America, (ii) CE IPG Patent Licensing to third party guide developers such as CE manufacturers, set-top box manufacturers, interactive television software providers and program listings providers in the online, personal computer and other non-television businesses, and (iii) video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Japan (collectively referred to as “VCR Plus+”). In the CE Segment we recognize substantially all costs associated with obtaining and protecting patents, including litigation related to the enforcement or defense of patent claims.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(8)  Segment Information (continued)

Segment information for the three months and nine months ended September 30, 2006 and 2005 is presented and reconciled to consolidated income from continuing operations before income taxes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cable and Satellite Segment:
Revenues	$75,162	$67,694	$221,458	$201,974
Operating expenses (1)	40,573	38,761	126,216	120,266
Adjusted EBITDA(2)	34,589	28,933	95,242	81,708
Publishing Segment:
Revenues	45,701	63,557	120,865	200,597
Operating Expenses(1)	54,757	87,033	153,977	251,012
Adjusted EBITDA(2)	(9,056)	(23,476)	(33,112)	(50,415)
Consumer Electronics Segment:
Revenues	28,084	21,225	83,945	72,253
Operating Expenses(1)	14,885	12,575	40,688	40,037
Adjusted EBITDA(2)	13,199	8,650	43,257	32,216
Corporate Segment:
Operating Expenses(1)	16,804	12,887	43,156	42,522
Adjusted EBITDA(2)	(16,804)	(12,887)	(43,156)	(42,522)
Consolidated:
Revenues	148,947	152,476	426,268	474,824
Operating Expenses (1)	127,019	151,256	364,037	453,837
Adjusted EBITDA(2)	21,928	1,220	62,231	20,987
Stock compensation …	(627)	(39)	(1,463)	(94)
Depreciation and amortization	(8,420)	(7,060)	(24,987)	(21,029)
Operating income (loss)	12,881	(5,879)	35,781	(136)
Interest income, net	6,788	4,164	18,566	10,980
Other income (expense), net	86	(354)	337	(324)
Income (loss) from continuing operations before income taxes	$19,755	(2,069)	$54,684	$10,520

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.
(2)
 Adjusted EBITDA is defined as operating income (loss), excluding stock compensation, depreciation and amortization and impairment of intangible assets. The Company believes adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and make decisions about resource allocation to the industry segments

(9)  Stock-Based Employee Compensation

The Company adopted Statement 123R as of January 1, 2006. Statement 123R requires the Company to expense, in its consolidated statement of operations, the estimated fair value of employee stock options and similar awards. The Company adopted the provisions of Statement 123R using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, all awards granted prior to, but not yet vested as of, January 1, 2006, are included in stock compensation expense using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Stock compensation expense for all share based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The Company recognizes compensation costs for shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. For the three months and nine months ended September 30, 2006, the Company recorded $0.6 million and $1.5 million, respectively, of stock compensation expense in its condensed consolidated statement of operations.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(9)  Stock-Based Employee Compensation (continued)

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

The pro forma table below reflects net income and basic and diluted net income per share for the three months and nine months ended September 30, 2005, had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123 (in thousands, except per share data):

	Three months Ended, September 30, 2005	Nine months Ended, September 30, 2005
Net income as reported	$50,997	$42,141
Add: Stock-based compensation cost included in reported net income, net of related tax effects	39	94
Less: Stock-based compensation cost, net of related tax effects	(18,731)	(28,820)

Pro forma net income	$32,305	$13,415

Basic and diluted income per share:
As reported	$0.12	$0.10
Pro forma	$0.08	$0.03

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

The fair value of options granted during the nine months ended September 30, 2006 and 2005, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	4.6%	4.1%
Expected volatility	49.4%	45.0%
Expected life (years)	6.3	6.5
Expected dividend yield	-	-

The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2006 was $1.73. The Company’s volatility estimate for each of the nine months ended September 30, 2006 and 2005, was based on the Company’s historical daily volatility from April 1, 2003 (the day after the Company restated its 2002 and prior financial results) as well as the implied volatility of the Company’s exchange traded options. The estimated expected term was determined based on the formula described in Staff Accounting Bulletin No. 107 for estimating the expected term of “plain vanilla” options.

GEMSTAR-TV GUIDE INTERNATIONAL, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(9)  Stock-Based Employee Compensation (continued)

The following table summarizes information about the Company’s stock option transactions:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	33,839	$ 7.32
Granted	4,736	3.21
Exercised	(44)	2.80
Cancelled	(9,304)	6.54

Outstanding at September 30, 2006	29,227	$ 6.88	4.1	$ 1,203
Vested and expected to vest at September 30, 2006	28,513	$ 6.97	4.0	$ 1,134
Exercisable at September 30, 2006	24,160	$ 7.66	3.0	$ 341

As of September 30, 2006, $6.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a period, calculated on a weighted average basis, of 3.4 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Cable and Satellite Segment. Our Cable and Satellite Segment includes the operations of TV Guide Channel, TV Guide Interactive, TVG Network, TV Guide Spot and TV Guide Mobile Entertainment. The Cable and Satellite Segment is our largest segment, generating 50% and 52% of our total revenue for the three and nine months ended September 30, 2006, respectively. The Cable and Satellite Segment generates revenue primarily from advertising and affiliate fees received by TV Guide Channel, licensing revenue received by TV Guide Interactive and wagering and licensing fees received by TVG Network.

TV Guide Channel offers television guidance-related entertainment programming as well as program listings and descriptions. TV Guide Channel offers multiple system operators (“MSOs”) and digital broadcast satellite (“DBS”) providers a customized television network, continuously delivering updated entertainment information that promotes the provider’s networks and services. As of September 30, 2006, the TV Guide Channel was distributed to 79.9 million households as measured by Nielsen Media Research. TV Guide Channel generates approximately 55% of its advertising revenue from national advertising and 45% from infomercials, which run daily from 2:00 AM to 11:00 AM.

TV Guide Interactive licenses technologies and services related to television interactive program guides (“IPGs”), to MSOs and DBS providers primarily in the United States. As of September 30, 2006, 47.0 million domestic cable and satellite subscribers receive either our IPG or another party’s IPG provided under a patent license from us for which we are paid.

TVG Network is a television network that combines live horse racing from many of the premier horse racetracks in the United States and other countries with the convenience of wagering from home via telephone, online (www.tvg.com), interactive set-top box and WAP enabled mobile wagering, from certain states. TVG Network also receives licensing revenue from other advance deposit wagering providers. As of September 30, 2006, TVG Network was distributed to 18.6 million households.

TV Guide Spot features on-demand short-form, originally-produced entertainment programs that guide consumers to the most compelling fare on TV each week. TV Guide Spot is now available to approximately 24.0 million digital cable subscribers. TV Guide Spot is also available to broadband users on TVGuide.com and to TiVo subscribers with stand-alone set-top boxes.

TV Guide Mobile Entertainment is our business unit focused on distributing our content and guidance products on mobile devices, including video enabled cell phones and personal digital assistants.

Publishing Segment.  Our Publishing Segment consists of TV Guide magazine, TV Guide Online (www.tvguide.com), and TV Guide Data Solutions. Our Publishing Segment is our second largest segment, generating 31% and 28% of our total revenue for the three and nine months ended September 30, 2006, respectively. Our Publishing Segment generates revenue primarily through subscription and newsstand sales of TV Guide magazine and advertising revenue received by TV Guide magazine and TV Guide Online.

For over 50 years, the TV Guide brand has been the most recognized, widely used and trusted resource in the United States for all aspects of the TV experience. TV Guide magazine plays a critical role in the history and recognition of the TV Guide brand. TV Guide magazine also provides us with unique access to Hollywood and its content is repurposed and used across our other platforms. TV Guide magazine’s editorial staff create and maintain blogs on TVGuide.com and appear on the TV Guide Channel and other media outlets. The reformatted TV Guide magazine, in addition to being more relevant and topical, continues to be an important part of our goal of being the leading provider of video guidance across multiple media platforms.

The reformatted full-sized, full-color, TV Guide magazine’s content is centered on TV-related news, feature stories, TV celebrity photos, behind-the-scenes coverage, reviews and recommendations and national television listings. TV Guide is family-focused and primarily targets women ages 30 to 54. The magazine is published as one national edition, with either an Eastern/Central or a Mountain/Pacific time-zone designation. Total circulation for the three months ended September 30, 2006 averaged 3.3 million copies per week.

TV Guide Online is a TV information and guidance destination that provides consumers with a combination of entertainment news, TV programming, celebrity information, localized channel listings, editorial guidance, community features and search features. Our search engine provides consumers with a uniquely comprehensive experience by fully integrating online video with the breadth and depth of TV Guide’s database of listings, show and episode descriptions, news, reviewers, ratings, user blogs, groups, message boards, photos, TV Guide magazine covers, and other contextual information, as well as video clips from TV Guide Channel, TV Guide Online and certain third party networks. Our entertainment blog community consists of over 60 professional blogs, primarily created and maintained by our TV Guide magazine and TV Guide Online editorial staff. In addition, every registered user can create his or her own blog using TVGuide.com’s simple blogging tools. We also recently added the ability for users to create their own groups and message boards. For the three months ended September 30, 2006, TV Guide Online averaged 3.1 million unique users per month as measured by Neilsen//NetRatings.

TV Guide Data Solutions is a data collection and distribution business that gathers and distributes program listings and channel lineups.

 Consumer Electronics (“CE”) Segment. The CE Segment consists of (i) CE IPG Technology for Company developed IPGs incorporated by CE manufacturers under the G-GUIDE brand in Japan, the GUIDE Plus+ brand in Europe and the TV Guide On Screen brand in North America, (ii) CE IPG Patent Licensing to third party guide developers such as CE manufacturers, set-top box manufacturers, interactive television software providers and program listings providers in the online, personal computer and other non-television businesses, and (iii) video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Japan (collectively referred to as “VCR Plus+”). For the three and nine months ended September 30, 2006, the CE Segment generated 19% and 20% of our total revenue, respectively.

CE IPG and VCR Plus+ are primarily incorporated into digital televisions and recording devices. The focus differs by region. Europe still has a strong VCR Plus+ presence derived primarily from the low-end DVD recording segment of the market. In Japan, the market is transitioning from VCR Plus+ to CE IPGs primarily in DVD recording devices with built in hard drives. In North America the CE IPG is primarily incorporated in high-end televisions.

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

Consolidated Results of Operations

The following table sets forth certain financial information for the three months and nine months ended September 30, 2006 and 2005 (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Statement of Operations Data:
Revenues	$148,947	$152,476	$426,268	$474,824
Operating expenses:
Operating expenses, exclusive of depreciation and amortization	127,646	151,295	365,500	453,931
Depreciation and amortization	8,420	7,060	24,987	21,029
	136,066	158,355	390,487	474,960
Operating income (loss)	12,881	(5,879)	35,781	(136)
Interest income, net	6,788	4,164	18,566	10,980
Other income (expense), net	86	(354)	337	(324)
Income (expense) from continuing operations before income taxes	19,755	(2,069)	54,684	10,520
Income tax expense (benefit)	2,303	(51,149)	14,031	(26,883)
Income from continuing operations	17,452	49,080	40,653	37,403
Discontinued operations:
Income from discontinued operations	—	1,976	—	5,047
Income tax expense	—	59	—	309
Income from discontinued operations	—	1,917	—	4,738
Net income	$17,452	$50,997	$40,653	$42,141

Discussion

For the three months ended September 30, 2006, revenues were $148.9 million, a decrease of $3.5 million, or 2.3%, compared to the same period in 2005. Revenues for our Publishing Segment decreased by $17.9 million. This decrease was partially offset by a $7.5 million increase in revenues for our Cable and Satellite Segment and a $6.9 million increase in revenues for our CE Segment. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

For the nine months ended September 30, 2006, revenues were $426.3 million, a decrease of $48.6 million, or 10.2%, compared to the same period in 2005. Revenues for our Publishing Segment decreased by $79.7 million. This decrease was partially offset by a $19.5 million and a $11.7 million increase in revenues for our Cable and Satellite Segment and CE Segment, respectively. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in this MD&A.

For the three months ended September 30, 2006, operating expenses were $127.6 million, a decrease of $23.6 million, or 15.6%, compared to the same period in 2005. The decrease was largely due to a $22.6 million decrease in production and operating expenses at TV Guide magazine. Additionally, the comparable period in 2005 included $10.6 million of costs for the now discontinued Inside TV magazine, for which there was no comparable expense in 2006. These decreases were partially offset by a $4.2 million increase in Corporate expenses due to an increase in consulting and compensation costs partially offset by a $3.9 million reduction in accrued legal expenses relating to Mr. Yuen (See Note 3 to the Condensed Consolidated Financial Statements). Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in the MD&A.

For the nine months ended September 30, 2006, operating expenses were $365.5 million, a decrease of $88.4 million, or 19.5%, compared to the same period in 2005. The decrease was largely due to a $75.5 million decrease in production and operating expenses at TV Guide magazine. Additionally, the comparable period in 2005 included $23.9 million of costs for the now discontinued Inside TV magazine, for which there was no comparable expense in 2006. These decreases were partially offset by a $6.4 million increase in expenses in our Cable and Satellite segment. The Corporate segment for the nine months ended September 30, 2006 also included the reversal of $8.9 million in accrued expenses due to the settlement agreement with Ms. Leung and the reversal of $3.9 million in accrued legal expenses discussed above (See Note 3 to the Condensed Consolidated Financial Statements). These reversals were offset by an increase in Corporate consulting and compensation costs. Segment activities are discussed in greater detail in the “Segment Results of Operations,” elsewhere in the MD&A.

Interest Income, Net

For the three months and nine months ended September 30, 2006, interest income was $6.8 million and $18.6 million, respectively, an increase of $2.6 million and $7.6 million as compared to the same periods in 2005. The increase in interest income is primarily due to higher prevailing interest rates and improved cash management.

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

Liabilities related to contingent matters as of September 30, 2006 and December 31, 2005 were $23.5 million and $23.1 million, respectively.

Outside legal expenses were $2.4 million and $5.0 million for the three months ended September 30, 2006 and 2005, respectively and $13.1 million and $17.1 million for the nine months ended September 30, 2006 and 2005, respectively. Outside legal expenses for the three months and nine months ended September 30, 2006 benefited from the reversal of $3.9 million in accrued legal fees relating to Mr. Yuen (See Note 3 to the Condensed Consolidated Financial Statements). We expect outside legal expenses to continue to be significant for the foreseeable future.

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

 The provision for income taxes as a percentage of income from continuing operations before income taxes was 11.7% and 25.7% respectively, for the three months and nine months ended September 30, 2006. The Company’s effective tax rate in 2006 benefited from the conclusion of the Internal Revenue Services ( “IRS”) audit of the Company’s 2002 and 2003 federal income tax returns and the elimination of the deferred tax asset and related valuation allowance for the amounts the Company had previously accrued under the 2002 management restructuring for Ms. Leung (See Note 3 to the Condensed Consolidated Financial Statements).

The Company’s income tax provision for the three months ended September 30, 2005 was primarily impacted by the closure of the IRS audit of the Company’s 2000 and 2001 federal income tax returns. As a result of the closure of the IRS Audit, the Company no longer required a valuation allowance against capital losses because such capital losses could be carried back to prior years. The Company’s income tax provision for the nine months ended September 30, 2005 was primarily impacted by the closure of the IRS audit discussed above and a valuation allowance required for a deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast, which were entered into in 2004. While these advances were received during 2004, a substantial portion of these advances became taxable to the Company during 2005.

Segment Results of Operations

The Company’s business segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss reviewed by the chief operating decision maker. Segment information for the three and nine months ended September 30, 2006 and 2005 is presented and reconciled to consolidated income from continuing operations before income taxes in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in Note 8 of the Condensed Consolidated Financial Statements.

Discussion relating to operating expenses for our segments uses the definition of operating expenses included in Note 8 of the Condensed Consolidated Financial Statements.

Cable and Satellite Segment

The following table shows the breakdown of revenues in the Cable and Satellite Segment by business unit (in thousands):

Three months ended September 30,		Change		Nine months ended September 30,		Change
2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
TV Guide Channel	$ 30,389	$ 28,616	$ 1,773	6.2%	$ 97,016	$ 93,150	$ 3,866	4.2%
TV Guide Interactive	28,931	24,297	4,634	19.1%	83,381	71,055	12,326	17.3%
TVG Network	15,711	14,768	943	6.4%	40,810	37,721	3,089	8.2%
Other	131	13	118	907.7%	251	48	203	422.9%
Total	$ 75,162	$ 67,694	$ 7,468	11.0%	$ 221,458	$ 201,974	$ 19,484	9.6%

  For the three months and nine months ended September 30, 2006, TV Guide Channel advertising revenue increased by $0.9 million and $2.9 million, respectively, compared to the same period in the prior year. These increases were primarily due to improved advertising inventory management and higher rates on national advertising airing between 11:00 AM and 2:00 AM.

TV Guide Channel’s viewership is primarily from analog cable homes, where scroll data is still utilized for guidance. Digital cable and DBS homes have many more channels and generally use an IPG for listing information. While TV Guide Channel’s overall distribution increased by approximately 2.4 million subscribers since September 30, 2005, our distribution in analog homes decreased. As of September 30, 2006 approximately 39% of our total distribution was in analog cable households, down from approximately 45% at September 30, 2005. We believe this trend will continue as more subscribers upgrade from analog cable to digital cable or migrate to DBS and as MSOs migrate the Channel from analog to digital. Despite the decline in analog cable subscribers, we were able to maintain our national household rating at the same level as the third quarter of 2005. This was due to an increase in household length of tune and average minutes viewed, compared to the same period in the prior year. We believe the increase in length of tune is related to our increased investment in programming for the channel. Ultimately, we believe our programming investment will lead to increased viewership from our total distribution - analog cable, digital cable and DBS households.

Affiliate revenues for the three months and nine months ended September 30, 2006, increased by $0.9 million and $1.2 million, respectively, compared to the same periods in the prior year. Future TV Guide Channel revenue growth will be largely dependent on our ability to grow advertising revenues, as the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts.

For the three months and nine months ended September 30, 2006, TV Guide Interactive revenues increased by $4.6 million and $12.3 million, respectively, or 19.1% and 17.3% compared to the same periods in the prior year. These increases were primarily due to a $5.0 million and $14.3 million increase in licensing revenue for the three months and nine months ended September 30, 2006, compared to the same periods in the prior year. Due to the fact that we have previously licensed our IPG technology to most major domestic cable and satellite providers, our future revenue growth will largely depend upon the overall growth in domestic digital cable and satellite subscribers. Our future revenue growth will also benefit from the agreements we entered into with Cox Communications and Charter Communications in the first quarter of this year. In addition, international markets could provide additional growth opportunities.

For the three months and nine months ended September 30, 2006, TVG Network, our interactive cable and satellite television network focused on horseracing, increased revenues by $0.9 million and $3.1 million, respectively, or 6.4% and 8.2%, as compared to the same periods in the prior year. This growth reflects increased wagering volumes for both our wagering operations and the wagering operations of our licensees. Our wagering operations and the wagering operations of our licensees have benefited from our continued growth in household distribution. As of September 30, 2006, TVG Network was available in approximately 18.6 million domestic cable and satellite homes, an increase of 15.8% as compared to September 30, 2005. Additionally, TVG Network is carried on Fox Sports Net in approximately 5.0 million southern California homes for two hours or more, five days a week.

Operating expenses in this segment were $40.6 million for the three months ended September 30, 2006, an increase of $1.8 million, or 4.7%, from the same period last year. This increase was primarily due to a $2.1 million increase in TV Guide Channel programming and marketing expenses.

Operating expenses in this segment were $126.2 million for the nine months ended September 30, 2006, an increase of $6.0 million, or 4.9%, from the same period last year. This increase was primarily due to a $8.1 million increase in TV Guide Channel programming and marketing expenses.

Additional Cable and Satellite Segment Operating Statistics

	As of
Subscriber Data (in thousands) (1)	Sept. 30, 2006	June 30, 2006	Sept. 30, 2005	June 30, 2005

TV Guide Channel	79,911	78,475	77,547	77,496
Cable and Satellite Technology Licenses	47,044	44,722	38,609	36,895
TVG Network	18,600	18,500	16,000	15,600

(1) Subscriber data represents:

•	Nielsen households for the domestic TV Guide Channel
•
Cable and Satellite Technology Licenses reported by domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license from us for which we are paid

•	Households for TVG Network, based primarily on information provided by distributors

Publishing Segment

The following table shows the breakdown of revenues in the Publishing Segment by business unit for the three months and nine months ended September 30, 2006 and 2005 (in thousands):

Three months ended September 30,		Change		Nine months ended September 30,		Change
2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
TV Guide magazine	$ 43,402	$ 59,747	$ (16,345)	(27.4)%	$ 113,214	$ 194,702	$ (81,488)	(41.9)%
TV Guide Online	2,219	2,341	(122)	(5.2)%	7,231	5,783	1,448	25.0%
Other	80	1,469	(1,389)	(94.6)%	420	112	308	275.0%
Total	$ 45,701	$ 63,557	$ (17,856)	(28.1)%	$ 120,865	$ 200,597	$ (79,732)	(39.7)%

The results for the three months and nine months ended September 30, 2006 are for the full-sized, full-color, TV Guide magazine. During the comparable periods of 2005, we were publishing the magazine in a digest format. It is difficult to make meaningful comparisons between the financial results of the legacy digest and the new full-sized magazine, given the significant differences in the products and their business models. TV Guide magazine maintains a 52 week fiscal year instead of a calendar year, which results in an additional fiscal week every several years. The three months ended September 30, 2006 included this extra fiscal week and therefore results include $2.6 million in revenue for the extra issue.

The reformatted TV Guide magazine is produced with a shorter editorial cycle than its predecessor, the digest format TV Guide. This enables the magazine to be more relevant and topical. We now publish one national edition with either an Eastern/Central or a Mountain/Pacific time-zone designation. By comparison, throughout the comparable period in 2005, we published approximately 140 local editions and offered the digest format TV Guide magazine at a newsstand cover price of $2.49. The newsstand cover price is now $1.99. The reformatted TV Guide is designed to be a publication that can command a higher CPM from advertisers due to its enhanced format, improved circulation mix, and more focused and relevant demographic. The reformatted TV Guide magazine’s advertising rate base, the volume of circulation guaranteed to advertisers, is 3.2 million. The digest format TV Guide was focused on grid listings and had substantially less feature content. While there were more ad pages per copy, the digest format TV Guide appealed to advertisers seeking to reach a very large circulation base and mass audience at low CPMs, as well as to networks for localized black and white tune-in advertising that benefited local affiliates. The rate base was 9 million and included approximately 3.2 million in sponsored copies.

Weekly total circulation for the third quarter of 2006 averaged 3.3 million. Since the October 2005 relaunch, we have eliminated most of our non-contributing sponsored copies. As a result of efforts to manage down the circulation base, subscriber revenues for the three and nine months ended September 30, 2006, declined by $8.7 million and $30.8 million, respectively, or 23.8% and 28.6%, compared to the same periods in the prior year. Average weekly-paid subscribers during the three and nine months ended September 30, 2006, decreased by 48.6% and 44.3%, respectively, compared to the same periods in the prior year. However, the impact on revenue from the decreases in average weekly-paid subscribers was partially offset by an increase in subscriber revenue per copy for the three and nine months ended September 30, 2006, compared to the same periods in the prior year. On a go-forward basis, our objective is to maintain our current 3.2 million rate base.

Newsstand revenues for the three months ended September 30, 2006 decreased by $0.7 million or 16.0%, compared to the same period in the prior year. This decline was primarily due to a lower average newsstand cover price, partially offset by a 9% increase in weekly copies sold. Also contributing to the decline was $0.6 million in initial placement order (“IPO”) fees associated with acquiring new rack space for the full-sized TV Guide. Emerging Issues Task Force Issue No. 01-09: Accounting for Consideration Given by a Vendor to a Customer requires certain consideration given by a vendor to a customer to be recorded as a reduction in revenue. As a result, TV Guide magazine revenues have been reported net of rack costs, retail display allowances, distribution fees and IPO fees. Newsstand revenues, for the nine months ended September 30, 2006, decreased by $9.7 million or 62.9%, compared to the same period in the prior year. This decline was primarily due to the lower average cover price as well as $3.4 million in IPO fees for the nine months ended September 30, 2006.

Advertising revenues, for the three months and nine months ended September 30, 2006, decreased by $6.4 million and $39.2 million, respectively, or 35.7% and 57.5%, compared to the same periods in the prior year. A steep decrease in rate base and the reformatting of TV Guide magazine contributed to the anticipated decrease in ad revenue and ad pages. While ad revenues declined, we have been able to significantly increase our CPM’s.

TV Guide magazine incurred approximately $32 million in operating losses for the nine months ended September 30, 2006. We anticipate incurring operating losses in conjunction with TV Guide magazine of approximately $17 million for the remainder of 2006. Included in these losses are IPO fees and additional consumer marketing and promotion costs. We anticipate incurring operating losses of approximately $30 million to $35 million in 2007 and continuing, but declining, losses for approximately the next three years thereafter.

TV Guide Online derives revenues primarily from advertising. For the three months ended September 30, 2006, average monthly unique users increased by 29% and advertising revenues decreased by $0.1 million, as compared to the same period in the prior year. For the nine months ended September 30, 2006, TV Guide Online advertising revenues increased by $1.4 million or 24.5% compared to the same period in the prior year. This increase was due to increases in program and conventional advertising and was primarily attributable to increased CPMs.

Operating expenses in this segment were $54.8 million for the three months ended September 30, 2006, a decrease of $32.3 million from the same period last year. This decrease was primarily due to a $20.0 million decrease in TV Guide magazine production costs, primarily due to a decrease in printed copies, and a $2.6 million decrease in TV Guide magazine operating costs associated with the reformatted TV Guide magazine. The decrease is also due to the three months ended September 30, 2005 including $10.6 million in expenses for the now discontinued Inside TV magazine, for which there was no comparable expense in 2006.

Operating expenses in this segment were $154.0 million for the nine months ended September 30, 2006, a decrease of $97.0 million from the same period last year. This decrease was primarily due to a $58.0 million decrease in TV Guide magazine production costs, primarily due to a decrease in printed copies, and a $17.5 million decrease in TV Guide magazine operating costs associated with the reformatted TV Guide magazine. The decrease is also due to the nine months ended September 30, 2005 including $23.9 million in expenses for the now discontinued Inside TV magazine, for which there was no comparable expense in 2006.

Additional Publishing Segment Operating Statistics

	Sept. 30,	June 30,	Sept. 30,	June 30,
	2006	2006	2005 (3)	2005 (3)
	(in thousands)

TV Guide magazine circulation (1)
Newsstand (2)	316	293	290	319
Subscriptions	2,893	3,067	5,630	5,940
Sponsored / Other	90	42	3,240	2,868
Total circulation	3,299	3,402	9,160	9,127

(1)	Average weekly paid circulation for the three months ended.
(1)	Current period numbers include an estimate for returns. Prior period numbers are updated to reflect actual returns.
(3)	Results are for the digest format TV Guide magazine.

Consumer Electronics Segment

    The following table shows the breakdown of revenues in the CE Segment by product (in thousands):

Three months ended September 30,		Change		Nine months ended September 30,		Change
2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
IPG Patent Licensing	$ 11,372	$ 4,874	$ 6,498	133.3%	$ 29,058	$ 18,777	$ 10,281	54.8%
IPG Technology	6,265	4,746	1,519	32.0%	19,787	12,970	6,817	52.6%
VCR Plus +	9,157	9,758	(601)	(6.2)%	31,068	33,137	(2,069)	(6.2)%
Other	1,290	1,847	(557)	(30.2)%	4,032	7,369	(3,337)	(45.3)%
Total	$ 28,084	$ 21,225	$ 6,859	32.3%	$ 83,945	$ 72,253	$ 11,692	16.2%

Our CE IPG Patent Licensing business includes IPG patent licenses with third parties other than cable and satellite providers. For the three months and nine months ended September 30, 2006, revenues increased by $6.5 million and $10.3 million, respectively, or 133.3% and 54.8% when compared to the same periods in the prior year. These increases were primarily due to (i) the signing of a new patent license agreement with Yahoo! Inc. in the third quarter of 2006, (ii) an allocation of revenues related to a multi-product agreement signed earlier this year, which, subject to certain limitations, granted a CE manufacturer a license to incorporate our products and technologies into an unlimited number of CE devices over a fixed period of time, and (iii) revenue from IPG deployments by Scientific Atlanta, Inc. Revenue from IPG patent licenses also includes the continued amortization of up-front payments received under long-term patent licenses; $4.3 million for each of the quarters ended September 30, 2006 and 2005, and $12.8 million for each of the nine months ended September 30, 2006 and 2005.

Our CE IPG Technology business includes our IPG’s incorporated by CE manufacturers under the GUIDE Plus+ brand in Europe, the G-GUIDE brand in Japan, and the TV Guide On Screen brand in North America and CE IPG advertising revenue. For the three months and nine months ended September 30, 2006, total revenues from our CE IPG Technology business increased by $1.5 million and $6.8 million, respectively. These increases were primarily due to greater incorporations of our IPG Technology in CE products, offset by a decrease in CE IPG advertising revenue. For the three months and nine months ended September 30, 2006, revenues from incorporations increased by $2.2 million and $7.4 million, respectively, or 55.2% and 64.8% when compared to the same periods in the prior year. Also contributing to this increase was $1.2 million in revenue for units shipped prior to the second quarter of 2006, but reported to us in the current quarter. For the three months and nine months ended September 30, 2006, CE IPG advertising decreased by $0.7 million and $0.6 million, respectively, compared to the same periods in the prior year.

For the three months and nine months ended September 30, 2006, VCR Plus+ revenues decreased by $0.6 million and $2.1 million, respectively, or 6.2% compared to the same periods in 2005. These decreases are primarily due to a decline in reported units shipped by CE manufacturers that incorporate VCR Plus+ and from not recognizing revenue in the third quarter of 2006 from two CE manufacturers whose contracts have expired. Although these manufacturers continued to ship units, they have neither provided us with units shipped reports nor remitted payment. We anticipate entering into new agreements with these two manufacturers in the first half of 2007. It is also anticipated that the units shipped, but not yet reported to us will be included in these agreements. Partially offsetting these decreases is $1.9 million in revenue from two manufacturers for units shipped prior to the second quarter of 2006, but reported to us in the current quarter.

We believe that demand from consumers for more advanced guidance and recording capabilities will continue to grow as the cost of CE devices incorporating these technologies decreases. We believe this demand will increase our CE IPG Technology and CE IPG Patent Licensing revenues, and more than offset the decrease in VCR Plus + revenues.

For the three months ended September 30, 2006, operating expenses in this segment were $14.9 million, an increase of $2.3 million, or 18.4%, when compared to the same period in 2005. This increase is primarily due to a $1.9 million increase in litigation costs. For the nine months ended September 30, 2006, operating expenses in this segment were $40.7 million, an increase of $0.7 million, or 1.6% when compared to the same period in 2005.

Corporate Segment

For the three months ended September 30, 2006, corporate expenses were $16.8 million an increase of $3.9 million compared to the same period in the prior year. This increase was primarily due to an increase in consulting and compensation costs related to our product development and technology groups and our strategic initiatives, including the implementation of Oracle in the fourth quarter as our centralized financial system. These increases were offset by a $3.9 million reduction in accrued legal expenses relating to Mr. Yuen (See Note 3 to the Condensed Consolidated Financial Statements). For the nine months ended September 30, 2006, corporate expenses were $43.2 million, an increase of $0.6 million compared to the same period in the prior year. This increase was primarily due to an increase in consulting and compensation costs offset by the reversal of $8.9 million in accrued expenses due to the settlement agreement with Ms. Leung and the reversal of $3.9 million in accrued legal expenses discussed above (See Note 3 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

As of September 30, 2006, our cash, cash equivalents and marketable securities were $524.1 million. In addition, we had restricted cash of $31.6 million maintained in segregated, interest-bearing accounts. Of this amount, $30.7 million relates to the November 2002 management and corporate restructuring (see Note 3 to the Condensed Consolidated Financial Statements).

Net cash flows provided by operating activities were $68.5 million for the nine months ended September 30, 2006 compared to cash used of $68.0 million for the same period last year. The increase was primarily due to the receipt of $44.6 million in net income tax refunds and the release of $8.4 million in restricted cash (see Note 3 to the Condensed Consolidated Financial Statements) for the nine months ended September 30, 2006 versus $52.5 million in income tax payments in the first nine months of 2005.

TV Guide magazine incurred approximately $32 million in operating losses for the nine months ended September 30, 2006. We anticipate incurring operating losses in conjunction with TV Guide magazine of approximately $17 million for the remainder of 2006. Included in these losses are IPO fees and additional consumer marketing and promotion costs. We anticipate incurring operating losses of approximately $30 million to $35 million in 2007 and continuing, but declining, losses for approximately the next three years thereafter.

Net cash flows used in investing activities were $65.8 million for the nine months ended September 30, 2006 compared to $12.1 million used in the same period last year. The increase is primarily due to a $47.2 million increase in net marketable securities purchases.

Net cash flows used in financing activities were $0.3 million for the nine months ended September 30, 2006, compared to cash provided of $5.3 million for the same period last year. The decrease in cash provided from financing activities is primarily due to a $5.5 million decrease in proceeds from the exercise of stock options.

We continue to pursue various strategic initiatives to better position ourselves as the leading consumer brand for video guidance across multiple platforms. We anticipate that these initiatives will result in additional capital and operating expenditures. In addition, we will evaluate business opportunities and consider investments that will enhance shareholder value.  For the nine months ended September 30, 2006, we made capital expenditures of $15.8 million. For the remainder of 2006 we plan to make capital expenditures of approximately $17 million to $20 million. This spending primarily relates to enhancing our data infrastructure, building a digital content infrastructure, increasing production infrastructure for TV Guide Channel and upgrading our systems and information technology infrastructure, including implementing Oracle as our centralized financial system. In addition to these capital expenditures, we anticipate operating expenses associated with these initiatives, and for additional research and development activities. For the nine months ended September 30, 2006, we incurred approximately $12.1 million of these operating expenses and expect to incur an additional $4 million to $6 million, for the remainder of 2006. As with our business development and product development and technology groups’ costs, to the extent that these costs support company-wide initiatives or to the extent that they represent preliminary spending related to initiatives that have not been assigned to business segments, these costs are included in operating expenses in our Corporate Segment.

We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in deferred revenue on the condensed consolidated balance sheets. As of September 30, 2006, current and long-term deferred revenue totaled $513.7 million. Our liability for prepaid magazine subscriptions is limited to the unearned payments in the event customers cancel their subscriptions. Our liability for other payments is limited to a refund of unearned payments in the event that we are unable to provide service. No material refunds have been paid to date. For the nine months ended September 30, 2006, we reduced our balance sheet deferred revenue by $51.5 million, including $14.5 million related to the reduction in TV Guide magazine’s circulation base. We anticipate reducing our balance sheet deferred revenues by approximately $18 million during the remainder of 2006, primarily from the recognition of deferred revenue.

The IRS has notified the Company that it intends to audit the Company’s 2004 U.S federal tax return. In addition, certain state income tax returns for tax years 1999 through 2004 are currently under audit. The result of these and future examinations may result in the recognition of significant amounts of income or significant cash outlays in future periods. We believe that adequate reserves have been made for any adjustment that might be assessed for open years.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the nine month period ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Revenues at TV Guide Channel consist of affiliate fees and advertising revenues; however, since the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts; we do not expect significant growth in affiliate revenues in the future. Accordingly, the results at TV Guide Channel are highly dependent upon advertising revenue. Advertising revenue at the TV Guide Channel is primarily dependent on the extent of distribution of the network, viewership ratings, such as those published by Nielsen, and continuing advertising strength in the marketplace. While TV Guide Channel has benefited, to a certain degree, from the expanded distribution that we have achieved, a significant portion of the expanded distribution has been to DBS subscribers, who did not previously have TV Guide Channel as a programming choice. Digital cable and DBS homes also have many more channels and generally use an IPG for listing information. As such, the viewership of TV Guide Channel in digital cable and DBS homes has been minimal to date. We have been investing in new programming and marketing initiatives at the TV Guide Channel with an expectation that the additional investments that we are making in programming and marketing will, in the future, result in increased viewership in both cable and DBS homes. If our viewership ratings do not improve sufficiently or we are unable to maintain broad distribution of the TV Guide Channel, our increased programming and marketing costs could have a material adverse effect on our Cable and Satellite Segment results of operations. Also, certain of the long-term agreements with MSOs for the TV Guide Channel allow for the migration to exclusively digital carriage. If the MSO elects to migrate TV Guide Channel earlier than we currently expect, the Company will experience a significant reduction of TV Guide Channel subscribers resulting in reduced affiliate fee revenue and potentially reduced advertising revenue. We cannot assure you that we will be successful in implementing our programming and marketing initiatives, or that such initiatives will result in increased viewership ratings and advertising revenues for TV Guide Channel or that any initial increase in viewership ratings will be sustainable over time.

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

The Company holds its interests in certain businesses, including Guideworks and Interactive Program Guide, Inc., as a joint venture or in partnership with nonaffiliated third parties. As a result of such arrangements, the Company may be unable to control the operations, strategies and financial decisions of such joint venture or partnership entities which could in turn result in limitations on the Company's ability to implement strategies that the Company may favor, or to cause dividends or distributions to be paid. In addition, the Company's ability to transfer its interests in businesses owned with third parties is limited under certain joint venture, partnership or similar agreements.

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

TVG Network derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. Additionally, TVG Network's Internet-based horse race wagering operations are heavily regulated. Adverse changes in the political climate, new legislation or regulatory activity could harm our business.  From time to time, the California Horse Racing Board has considered various proposals that, if enacted, would detrimentally impact the revenue that TVG derives from the California market or otherwise adversely impact TVG’s business model.  From time to time, members of Congress and state legislatures have introduced bills that would prohibit or severely restrict off-track interstate pari-mutuel or Internet-based wagering. If any such legislation were enacted into law, TVG’s advanced deposit wagering business could be adversely affected. Congress recently passed legislation which prohibits the use of various electronic payment methods and systems in connection with illegal Internet-based wagering activities. While this recently enacted legislation continues to provide an exemption for advanced deposit wagering on horse racing as conducted by TVG, there is a risk that further legislation or regulations could be enacted or promulgated that could adversely affect the business, operations or prospects of our TVG business. Furthermore, there is a risk that new legislation or regulatory activity that would prohibit Internet-based wagering will be pursued in order to rectify possible nonconformity by the United States with the General Agreement on Trade in Services treaty as determined by an appellate body of the World Trade Organization. In addition, from time to time, payment systems have, on behalf of their member financial institutions, taken actions to limit the use of credit cards and debit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations. Although such efforts to restrict payment mechanisms may not be targeted at the lawful activity of licensed operations such as TVG Network, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects.  The adoption of any laws, rules or regulations that further limit the ability of TVG to conduct interstate pari-mutuel wagering could have a material adverse effect on our TVG business.

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

ITEM 4.   CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2006 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2006 in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Note 3 to the Condensed Consolidated Financial Statements—Unaudited is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

See “Certain Risks Affecting Business, Operating Results and Financial Conditions” beginning on page 23, which is incorporated by reference.

ITEM 6.    EXHIBITS

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.
(Registrant)

Date: November 2, 2006	By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh Executive Vice President and Chief Financial Officer (Principal Financial Officer)