Form 10-K
period 2006-12-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2007-02-28
CIK 923282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, par value $.01 per share

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

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

As of February 22, 2007, there were 427,912,851 shares of the registrant’s common stock outstanding. As of June 30, 2006, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $0.9 billion, based on the closing sale price of $3.52 per share as reported by the Nasdaq Stock Market on such date. Shares of common stock held by officers, directors, and any stockholder whose ownership exceeds 5%, have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement related to the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS.

Overview

Gemstar-TV Guide International, Inc. (“Gemstar” or the “Company”) is a media, entertainment and technology company that develops, licenses, markets and distributes products and services targeted at the video guidance and entertainment needs of consumers worldwide.

There exists a significant market opportunity for Gemstar as the advent of the digital age has been accompanied by an explosion of content choices and means of video distribution. Our mission has evolved as the need for video guidance has expanded beyond simply informing consumers as to what’s on television and when. Today, consumers need more advanced tools to help them navigate through this increasingly complex media environment. Our goal is to be the leading provider of video guidance across multiple media platforms and to enable consumers to organize their choices, maximize their enjoyment of the diverse entertainment offerings available to them across various media platforms and thereby enhance their personal entertainment experience.

We believe a cross-platform approach to product development and technology will be key to our success. Our corporate vision focuses both on today’s traditional media platforms, as well as the expanding universe of new media platforms including broadband video, video-on-demand (“VOD”) and mobile phones. Rich in unique content and utility, our products and services are being built on the foundation of our five unique assets: our brand, data, content, intellectual property and distribution.

In early 2006, we established our cross-platform product development and technology group to better integrate our new products and services across the company and to address emerging platforms. We are focused on developing an enhanced guidance experience for the consumer, including the ability to find what they like, no matter what the platform—and then provide a convenient means to discover more of it. We are designing a suite of next generation cross-platform guidance products and services to allow consumers to seamlessly manage their viewing options at any time, from any place and from a variety of devices in an integrated, coordinated fashion. This cross-platform suite of products and services will offer a more personalized guidance experience for consumers, through targeted programming recommendations, customizable user interfaces and the ability to receive richer content and information around their favorite shows and stars. Consumers will be offered tools such as remote DVR recording, customizable grid listings and text message prompts to help manage their viewing experience. The Company’s leading multi-media content and extensive entertainment database will be integrated into the offering, creating a major point of differentiation. We believe these products and services will appeal to cable and satellite operators, consumer electronic manufacturers, mobile carriers and internet companies.

In 2007, we expect to begin offering guidance to video content specifically available on platforms other than the TV. We plan to launch a new broadband video portal that will provide a highly evolved and relevant online search experience for consumers seeking professional video content on the Web. For appropriately enabled mobile phones, we are developing an Electronic Service Guide (“ESG”) to provide guidance to both streaming mobile broadcast TV and mobile on-demand content. We expect our ESG to enter limited field trials in the US and abroad in 2007. On the TV guidance front, the Company anticipates its cable customers will begin field testing and limited deployment of a new platform-agnostic version of our Interactive Program Guide (“IPG”) designed to support the emerging Open Cable Applications Platform (“OCAP”) standard for next generation set top boxes and consumer electronic devices.

We also believe that having our content flow more seamlessly across multiple platforms will make our products and services more compelling and relevant for consumers and allow us to offer advertisers unique marketing opportunities. The Company now has a chief content officer whose priorities include identifying, developing and expanding upon cross-platform content initiatives. This focus was apparent, beginning in the second half of 2006, in our cross-platform coverage of tent-pole content franchise events such as Fall Preview. It was also apparent in the amount of video content that TV Guide Channel produced for distribution on other platforms including TV Guide SPOT, TV Guide Broadband, and TV Guide Mobile. A major focus in 2007 will be expanding our breaking news operation on a cross-platform basis via TV Guide Online, TV Guide magazine and the TV Guide Channel. In addition, we will focus on creating new tent-pole content offerings that can be distributed across our multiple platforms.

We also continue to focus on our technology and licensing business and, as a result, grew our customer base internationally and on emerging platforms. During 2006, we signed new licensing agreements with industry leaders internationally, including BSkyB in the UK and Presentcast in Japan, as well as with emerging platform companies such as Yahoo. Additionally, we expanded our relationship with leading worldwide consumer electronics manufacturers including Philips, Panasonic and Samsung. These deals signal the growing value of our technology and intellectual property around the world.

To ensure that we pursue our vision as effectively as possible, we are investing in our operational infrastructure by, among other things, creating and optimizing a set of centralized resources and systems. In 2006, we launched a project to modernize our extensive TV show listings database into an interactive, automated content management system featuring not just rich listings data, but video, audio, photographic and editorial content. This content infrastructure will be the backbone for our future initiatives. Additionally, we implemented Oracle 11i as our core financial system, on-time and on-budget, in 2006.

We continue to focus on revitalizing our TV Guide brand. In that regard, we hired a chief marketing officer and will launch a major cross-platform marketing campaign in 2007 to drive greater usage of our products and elevate our brand.

Finally, we will continue to consider opportunities for acquisitions and partnerships to support our technology, product, distribution, and content development efforts.

Business Segments

The Company’s reportable business segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses. Our four business segments are: Cable and Satellite, Publishing, Consumer Electronics, and Corporate. See Note 12—Segment and Geographical Information of the Notes to the Consolidated Financial Statements for financial information regarding segment reporting.

Cable and Satellite

Our Cable and Satellite Segment includes the operations of TV Guide Channel, TV Guide Interactive, TVG Network, TV Guide SPOT and TV Guide Mobile Entertainment.

TV Guide Channel offers television guidance-related entertainment programming as well as program listings and descriptions primarily in the United States. TV Guide Channel generally offers multiple system operators (“MSOs”) and digital broadcast satellite (“DBS”) providers a customized television network, continuously delivering updated localized entertainment information that promotes the provider’s networks and services.

TV Guide Channel is typically included in a basic or expanded basic viewing package offered by television programming distributors to their subscribers, and is usually available in both analog and digital channel lineups. Subscribers do not need additional equipment to receive the network. Generally, the screen for TV Guide Channel is divided into two components which provide viewers an entertaining and easy guide to what’s on TV. The lower portion of the screen contains a scrolling program guide, which is color-coded by genre and displays updated local program listings information. This customized text portion of the screen contains viewing times, channel numbers, network identification, program titles, weather, movie descriptions, program ratings and ordering instructions for pay-per-view and, where available, video on demand (“VOD”) services, for over 2,500 unique channel lineups in the United States, Puerto Rico, and the US Virgin Islands. The upper portion of the screen contains original programming dedicated to the world of television and offers compelling celebrity interviews, talk shows, television news and previews, behind-the-scenes specials, and comprehensive coverage of industry award shows. As of December 31, 2006, TV Guide Channel was distributed to 79.7 million households as measured by Nielsen Media Research (“Nielsen”).

TV Guide Channel revenues accounted for approximately 23%, 21% and 17% of our consolidated revenues in the years ended December 31, 2006, 2005 and 2004, respectively. TV Guide Channel derives revenue primarily from advertising. TV Guide Channel generates advertising revenue from national advertising, which runs daily from 11:00 AM to 2:00 AM, and from infomercials. In 2006 approximately 54% of our advertising revenue came from national advertising and included advertising campaigns from marquee advertisers such as General Motors, Wal-Mart, Diageo and Sara Lee, among others. TV Guide Channel also receives affiliate fees from MSO and DBS providers. As the majority of our affiliates are contracted under long-term agreements with increases available only for cost-of-living, our future growth is highly dependent on advertising revenue.

TV Guide Channel is available in analog cable, digital cable and DBS homes. TV Guide Channel’s viewers come primarily from analog cable homes, where scroll data is still utilized for guidance. Digital cable and DBS homes have many more channels and generally use an IPG for listing information. TV Guide Channel’s overall distribution increased by approximately 2.4 million subscribers since December 31, 2005 due to an increase in digital cable and DBS homes, partially offset by a decrease in analog cable homes. As of December 31, 2006 approximately 38% of our total distribution was in analog cable households, down from approximately 45% at December 31, 2005. We believe this trend will continue as more subscribers upgrade from analog cable to digital cable or switch to DBS and as MSOs migrate the Channel from analog to digital. Despite the decline in analog cable subscribers, we were able to maintain our total day national household rating at the same level as 2005. This was due to an increase in household length of tune, average minutes viewed and an increase in digital cable and DBS viewers, compared to the prior year. We believe the increase in length of tune and average minutes viewed is related to our increased investment in programming for the channel. Ultimately, we believe our programming investment will lead to increased viewership from our total distribution – analog cable, digital cable and DBS households.

TV Guide Interactive licenses technologies and services related to television IPGs to MSO and DBS providers primarily in the United States. An IPG is an on-screen listing of television program information with interactive functions that enable viewers to navigate through, sort, select and schedule television programming for viewing and recording. We believe that interactive television guidance technology is quickly becoming a must-have tool for television viewers bombarded with an increasing amount of available content, an increasing number of digital cable and satellite television channels, and VOD services. We also believe that IPGs will become an entry point for consumers to avail themselves of a range of new services and content that will be available on television screens.

Our licensees enter into either service agreements to deploy TV Guide IPGs or a patent license which provides the option to deploy our TV Guide IPGs, their own IPG or a third party IPG. For those operators that distribute a TV Guide IPG, we also offer them operational support, content and data. Our TV Guide IPGs allow service providers to customize certain elements of IPGs for their subscribers and also allow these providers to upgrade over time the features and services they can offer to their subscribers. Our IPGs are compatible with service providers’ subscription management, pay-per-view and VOD services. Our IPGs also allow service providers to provide their viewers with current and future program information.

We have license and distribution agreements with the majority of the domestic MSO and DBS providers, including Charter Communications, Comcast Corporation (“Comcast”), Cox Communications, Time Warner Cable, DirecTV and EchoStar Communications Corporation. We also have license and distribution agreements with certain international MSOs and DBS providers including British Sky Broadcasting Group plc and Shaw Communications. As a result, as of December 31, 2006, over 49.5 million domestic and 9.5 million international subscribers receive either a TV Guide IPG or another party’s IPG provided under a patent license for which we are paid. The majority of subscribers for which we are paid a license fee are receiving a non-TV Guide IPG pursuant to a patent license between us and the operator (“non-TV Guide Licensed IPG”).

We also offer advertising on our TV Guide IPGs. Advertisers place ads through a variety of display formats incorporated into the guide screens. Advertisements can display additional text information and/or ad copy when clicked on via the remote control. Ads for television programming can link directly to a TV channel or allow consumers to program a recording or a reminder. Advertisers can target specific audiences by airing ads at certain times of the day, or target by viewers’ programming preferences (e.g., movies, sports or children) in the respective search screens of the IPG. Our agreements with MSO and DBS providers generally require the sharing of advertising revenue from IPG advertising; however, for non-TV Guide Licensed IPGs, advertising is at the discretion of the MSO and DBS providers.

TV Guide Interactive revenues accounted for approximately 20%, 16% and 11% of our consolidated revenues in the years ended December 31, 2006, 2005 and 2004, respectively.

On March 31, 2004, the Company and Comcast formed a joint venture, Guideworks LLC (“Guideworks”), to develop IPGs for the cable industry using the existing TV Guide IPG software as the basis for development. We transferred our TV Guide IPG research and development employees to the venture, as well as certain intellectual property rights and development tools. We own 49% of the joint venture and Comcast owns 51%, with Comcast serving as the managing member. Comcast has the right to use the joint development products in connection with products and services Comcast offers across its digital subscriber base. We have the exclusive right to distribute the joint development products in connection with products and services we offer to other multichannel video programming distributors. Guideworks also provides development support for our existing and future IPG licensees.

TVG Network is a television network that combines live horse racing from many of the premier horse racetracks in the United States and other countries with the convenience of wagering from home via telephone, online (www.tvg.com), interactive set-top box and WAP enabled mobile wagering, in certain states. In addition to live racing, the television programming also features commentary, race analysis and interviews with the sport’s newsmakers, handicapping tutorials, and originally-produced programming for racing’s major events. TVG Network, which is 94.5% owned by the Company, delivers racing content and accepts state-licensed pari-mutuel account wagers on races from horse racetracks in return for a fee based on a percentage of gross pari-mutuel wagering by TVG Network customers.

In the United States, TVG Network is an exclusive marketing partner of the National Thoroughbred Racing Association and has exclusive agreements for television and interactive wagering with certain horse racetracks. TVG Network currently maintains wagering accounts for residents of the following states: California, Idaho, Kentucky, Louisiana, Maryland, Massachusetts, North Dakota, Ohio, Oregon, Virginia, Washington and Wyoming.

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

As of December 31, 2006, TVG Network was available in approximately 19.4 million U.S. households. TVG Network programming is also available to over 11 million households in the United Kingdom and Ireland via the United Kingdom’s leading horseracing network, At the Races. Wagering customers in the United Kingdom and Ireland can wager on horseracing through The Racing Network International (“TRNI”). TVG Network is paid a royalty based upon account wagering processed by TRNI from certain U.S. horse racetracks.

Future growth in the business will depend on the legislative and regulatory environment on both Federal and state levels, the continued expansion of its distribution worldwide and the integration of interactive wagering technologies for online and interactive television applications. TVG Network experiences fluctuations in gaming and licensing revenue due to the seasonal nature of horse racing. TVG Network’s wagering and licensing revenue tend to be highest during the second and third quarter.

TV Guide SPOT features advertiser supported on-demand short-form, originally-produced entertainment programs that guide consumers to the most compelling fare on TV each week. It also includes interviews with today’s favorite stars, behind-the-scenes footage of the hottest TV shows and highlights from TV Guide Channel’s live programming such as Red Carpet coverage of the major Hollywood awards shows. TV Guide SPOT is now available to approximately 26.0 million digital cable subscribers and to TiVo subscribers with stand-alone set top boxes.

TV Guide Broadband launched in 2006 and is available to broadband users via tvguide.com, major video portals, such as AOL Video and Google Video, and is available for syndication to 3rd party websites. At any given time, approximately 20 hours of current TV Guide branded content is available via these platforms.

TV Guide Mobile Entertainment is our business unit focused on distributing our content and guidance products on mobile devices, including video enabled cell phones and personal digital assistants. TV Guide TV listings are now available through Sprint, Cingular and Verizon Wireless for a monthly charge. TV Guide programming is being distributed as part of Verizon Wireless’ VCAST service, and Cingular’s Cingular Video service as well as a subscription on demand service through Amp’d Mobile. In addition to offering products that provide listings information about what’s on TV at home, TV Guide Mobile Entertainment is developing an ESG that provides guidance about video programming available for viewing on mobile phones.

Publishing

Our Publishing Segment consists of TV Guide Magazine, TV Guide Online (www.tvguide.com), and TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups.

For over 50 years, the TV Guide brand has been the most recognized, widely used and trusted resource in the United States for all aspects of the TV experience. TV Guide magazine plays a critical role in the history and recognition of the TV Guide brand. TV Guide magazine also provides us with unique access to Hollywood and its content is repurposed and used across our other platforms. TV Guide magazine articles appear on tvguide.com and members of the magazine’s editorial staff create and maintain blogs on tvguide.com and appear on the TV Guide Channel and other media outlets.

In October 2005, TV Guide magazine debuted in a new full-sized, full-color format. The reformatted TV Guide magazine’s content is centered on TV-related news, feature stories, TV celebrity photos, behind-the-scenes coverage, reviews and recommendations and national television listings. The reformatted TV Guide magazine, in addition to being more relevant and topical, continues to be an important part of our goal of being the leading provider of video guidance across multiple media platforms. The reformatted TV Guide magazine is family-focused and primarily targets women ages 30 to 54. The magazine is published as one national edition, with either Eastern/Central or a Mountain/Pacific time-zone listings. During 2006, the regular newsstand cover price was $1.99.

TV Guide magazine’s rate base, the volume of circulation guaranteed to advertisers, was 3.2 million as of December 31, 2006 and 2005, as compared to 9.0 million for the digest format at December 31, 2004. We reduced the guaranteed rate base primarily to reduce our reliance on low margin circulation sources, such as sponsored sales and agent driven subscriptions. TV Guide magazine’s circulation is primarily from subscriptions. In 2006, TV Guide magazine’s average weekly circulation was approximately 3.5 million, including an average of 285,000 units from single copy newsstand sales. TV Guide magazine’s total weekly readership, according to Mediamark Research Inc.’s fall 2006 study, is 21.3 million.

TV Guide magazine sells advertising principally through an internal advertising sales force. We receive advertising revenue from both program and conventional advertisers. The reformatted TV Guide magazine has attracted a more diverse base of advertisers than the digest and commands a higher CPM from advertisers due to its new format, improved circulation mix, and more desirable demographics. Since its launch, the full-sized TV Guide magazine has attracted advertising campaigns from marquee advertisers, such as Oil of Olay, Dove, Dole Foods, M&M’s and Hanes, among others.

TV Guide magazine revenues accounted for approximately 26%, 38% and 47% of our consolidated revenues in the years ended December 31, 2006, 2005 and 2004, respectively.

The printing of TV Guide magazine is outsourced to three independent commercial printers with facilities located in four locations throughout the United States. We believe there is an adequate supply of alternative printing services available to publish the magazine at competitive prices should the need arise. The principal raw material used in the publication of the magazine is paper. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions. We do not hedge against increases in paper costs. Postage for product distribution, billings, renewals, and direct mail solicitations is also a significant expense to TV Guide magazine. TV Guide magazine uses Comag Marketing Group to manage newsstand distribution through a limited number of wholesalers that service a vast network of retail chains.

TV Guide Online is a TV information, entertainment and guidance destination that provides consumers with a combination of entertainment news, TV programming, celebrity information, localized channel listings, editorial guidance, community features and search features. Through tvguide.com, our search engine provides consumers with a uniquely comprehensive experience by fully integrating online video with the breadth and depth of TV Guide’s database of listings, show and episode descriptions, news, reviewers, ratings, user blogs, groups, message boards, photos, TV Guide magazine covers, and other contextual information, as well as video clips from TV Guide Channel and certain third party networks. Our entertainment blog community consists of over 60 professional blogs, primarily created and maintained by our TV Guide magazine and TV Guide Online editorial staff. In addition, every registered user can create his or her own blog using tvguide.com’s simple blogging tools. We also recently added the ability for users to create their own groups and message boards. According to Nielsen//Net Ratings, tvguide.com averaged 3.1 million, 2.6 million and 2.8 million unique users per month in 2006, 2005 and 2004, respectively.

TV Guide Online generates the majority of its revenues from advertising, which has grown steadily over the past three years from $6.3 million in 2004, to $7.9 million in 2005, and $10.1 million in 2006. TV Guide Online is also a source of new subscription orders for TV Guide magazine.

Consumer Electronics (“CE”)

Our CE Segment consists of (i) CE IPG Technology for Company developed IPGs incorporated by CE manufacturers under the G-GUIDE brand in Japan, the GUIDE Plus+ brand in Europe and the TV Guide On Screen brand in North America, (ii) CE IPG Patent Licensing to third party guide developers such as CE manufacturers, set-top box manufacturers, interactive television software providers and program listings providers in the online, personal computer and other non-television businesses, and (iii) video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Japan (collectively referred to as “VCR Plus+”). In the CE Segment we recognize substantially all costs associated with obtaining and protecting patents, including litigation related to the enforcement or defense of patent claims.

Our licensees include Hitachi, JVC, LG, Matsushita (Panasonic), Mitsubishi, Motorola, Philips, Pioneer, Samsung, Scientific-Atlanta, Sharp, Sony, Thomson, TiVo, Toshiba, Yahoo! and others. Generally, our agreements enable our licensees to incorporate our CE IPG technology or utilize our CE IPG patents in specified products in certain territories provided we receive license fees based on the number of units produced and shipped that incorporate our technology or utilize our patents. We have also entered into agreements with certain licensees that enable them to ship an unlimited number of units provided they pay us a specified flat fee. Our CE Segment generally does not receive a license fee on set-top boxes that are manufactured by our CE licensees for a MSO or DBS provider where that provider has also licensed our IPG technology through our Cable and Satellite Segment.

Company developed CE IPGs are incorporated in CE products, including mid to high-end plasma, DLP and LCD televisions and DVD recorder based products. The IPGs offer interactive on-screen program listings that enable viewers to quickly and easily navigate, sort, select, and schedule television programming for viewing and recording, all with simple remote control commands. Our IPG’s patented technology delivers continuously updated multi-day program listings to users, regardless of whether they receive their television signal via cable or over-the-air broadcast. The IPG requires no subscription or special data input connection.

In Japan, Interactive Program Guide Inc. (“IPG JV”) is our joint venture with Dentsu Inc. and Tokyo News Service Limited that is the exclusive provider of program listings and advertising for our IPGs marketed under the G-Guide name. We own 46.25% of the outstanding shares of the IPG JV and have certain contractual rights with respect to the ongoing management of the IPG JV. We also retain the right to license our technology and intellectual property to third parties in Japan who will receive program listings and advertising from the IPG JV, and we retain all rights to the revenue from such licenses. We have entered into licensing agreements with CE manufacturers and other third parties for televisions, digital recorders, personal computers and cell phones that are enabled to receive the G-Guide service.

In the United States and Canada, we use the VBI, or vertical blanking interval, in the analog television signals and/or its digital equivalent in the digital signals of the local affiliates of major broadcast networks such as PBS (through National Datacast), ABC, CBS, NBC, Fox and national cable networks to supply program listing information to our IPGs incorporated in CE products. Norpak Corporation, a majority-owned Canadian subsidiary of the Company, develops and manufactures television-based data transmission systems including the VBI insertion equipment we use. We use a variety of terrestrial, satellite and broadband Internet transmission means to deliver listings data to our IPGs incorporated in CE products internationally. We are currently rolling out digital infrastructure in the United States, Europe and Japan to support the future generations of products from manufacturers.

Our VCR Plus+ (ShowView/Video Plus+ in Europe and G-Code in Asia) technology is an industry standard for setting the recording of television programming and is adopted by virtually every major consumer electronics manufacturer. VCR Plus+ is offered internationally in 29 countries. It is incorporated into VCRs and digital devices such as low priced DVRs, DVD recorders and DVD-HDD products and enables consumers to record a television program by simply using a proprietary one to eight-digit PlusCode number.

PlusCode numbers are generated through a patented process developed by us and are printed next to television listings in over 1,400 newspapers and program guides worldwide. The PlusCode numbers are found in publications with a combined circulation of over 250 million, including the New York Times, the Los Angeles Times, the Asahi Shimbun (Japan), the Sun (U.K.), the Daily Mirror (U.K.) and the Oriental Daily News (Hong Kong). In North America, we pay an agency to manage, collect and remit payments from owners of newspapers and magazines that publish our PlusCode numbers. We also license our PlusCode numbers to a data company that bundles the codes with other data sold to owners of newspapers and magazines. In Europe, Australia, New Zealand and Asia (other than Japan), we directly handle our PlusCode publication contracts and manage and collect the fees under those contracts. In Japan, the sale of PlusCode numbers is handled by an unrelated third-party company called Gemstar Japan.

Licensing revenues from our VCR Plus+ and CE IPG Technology businesses experience fluctuations due to the seasonality of CE shipments, which tend to be highest in the fourth calendar quarter. We recognize revenues associated with our technology incorporated in these CE products when the shipments are reported to us, which is normally the quarter immediately following that of actual shipment by the licensee. In addition, manufacturer shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. As a result, we may experience variability in our licensing revenues on a quarterly or annual basis.

Corporate

Our Corporate Segment includes the Company’s corporate management, legal, human resources, corporate finance, business development, product development, corporate marketing and information technology functions. The Corporate Segment also contains related costs, such as insurance and certain litigation, as well as costs associated with certain company-wide initiatives and the costs associated with early stage initiatives that have not yet been assigned to a business segment.

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

Our technology and intellectual properties have been licensed to significant CE manufacturers, MSOs and DBS providers. We currently market IPGs under various brands including TV Guide On Screen, GUIDE Plus+, G-GUIDE, TV Guide Interactive and i-Guide. We currently have over 300 issued U.S. patents in the general area of audio-visual technologies with more than 9,000 claims, and over 900 issued foreign patents. Each of our issued patents will expire at a different time based on the particular filing date or issue date of that respective patent, with expiration dates as late as 2024. We continue to actively pursue a worldwide intellectual property program and currently have approximately 300 U.S. and 550 foreign patent applications pending.

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

Many of our competitors and other companies and individuals have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by us. We are currently developing a variety of enhancements to our IPGs. We cannot assure that any enhancements developed by us would not be found to infringe patents that are currently held or may be issued to others. There can be no assurance that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. This could have an effect on our IPGs ability to compete in the marketplace.

VCR Plus+ System

We are not aware of any product or service other than the VCR Plus+ system that allows the user to program a VCR by entering a numerical code. However, several products and services on the market offer other simplified VCR programming functions and thus compete with the VCR Plus+ system. Such products and services include on-screen program guides incorporating point-and-click recording capability. In addition, some products, such as DVRs, permit consumers to record programs directly from air, cable or satellite for later viewing through the use of memory chips and hard disk drives contained in the devices. Worldwide shipments of VCRs are expected to continue to decrease, due to the introduction of digital recording devices. The VCR Plus+ system is incorporated into some of these digital recording devices, notably low-priced DVD recorders and DVRs. However, to the extent that IPGs with recording capability are widely adopted, such guides may reduce the need for VCR Plus+. All IPGs, including those that do not have a point-and-click recording feature, may compete with the printed television guides, and may adversely affect our PlusCode number coverage and publication license income.

TV Guide Magazine

Given its editorial focus on entertainment, news and guidance, as opposed to listings, the reformatted TV Guide magazine competes with general entertainment and other weekly magazines at newsstand and for subscribers. TV Guide magazine also competes with magazines and other forms of media for marketers’ advertising spend.

As a source of listing information, TV Guide magazine competes with television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; and electronic, interactive and online programming guides, including our own interactive and Internet program listings guide services.

TV Guide Channel

TV Guide Channel’s viewership is primarily analog cable homes, where scroll data is still utilized for guidance. In DBS and digital cable households, which have many more channels and generally use an IPG for listings information, there has historically been little viewership. We continue to invest in original programming, including programming revolving around various entertainment awards shows. We believe that by focusing on programming celebrating television we can draw an audience beyond those that currently tune in solely for television program listings. This means we will compete with general entertainment channels for television viewership and marketers’ advertising spend. Our future success in DBS and digital households is dependent on programming success.

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

TV Guide Channel also competes with other networks for limited analog cable television system channel slots. The competition for channel slots has increased, and we believe will continue to increase, as programming distributors recapture analog channels to launch digital services. To date, loss of carriage has not been significant to TV Guide Channel.

TV Guide Online

TV Guide Online competes with general entertainment Web sites for visitors. TV Guide Online also competes with general entertainment Web sites and other forms of media for marketers’ advertising spend. Certain initiatives, including a television focused search engine, will compete with established online search providers who may have an inherent advantage in terms of their online brand recognition and current traffic.

As a source of listing information, TV Guide Online has the following primary sources of competition: other programming listing services available on the Internet; electronic, interactive and online programming guides, including our own interactive program guide, television listings included in local and national newspapers, as well as free supplements in Sunday newspapers, niche cable-guide publications and our own TV Guide magazine.

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

In addition, TVG Network competes with other networks for bandwidth on cable television systems. The competition for channel space has increased, and we believe will continue to increase, as programming distributors increase deployment of advanced digital services such as high definition (“HD”) television, voice over Internet protocol (“VoIP”) and video-on-demand.

Research and Development

The market for our products and services is subject to rapid and significant changes in technology and frequent new service and product introductions. We believe that one of the keys to our future success will be our ability to develop new technologies, enhance our existing technologies and introduce products and services using such new technologies on a competitive basis. Accordingly, we will continue to engage in significant research and development activities. Consolidated research and development expenses in 2006, 2005 and 2004 were $30.7 million, $31.6 million and $25.7 million, respectively. Research and development expenses are primarily recorded in our Corporate, Cable and Satellite and CE Segments. The Corporate Segment includes research and development expenses related to our new product development and technology group, which launched in early 2006. Our product development and technology group focuses on developing next generation guidance products and services. Research and development efforts in our CE and Cable and Satellite Segments focus on enhancing our CE and Cable and Satellite IPGs. Research and development activities in our Cable and Satellite Segment include our 49% share of Guideworks’ research and development expenses (See Note 1 to the Consolidated Financial Statements).

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

VBI and Digital Data Carriage Matters

We use the VBI, or vertical blanking interval, in the analog television signals and/or its digital equivalent in the digital signals of the local affiliates of major broadcast networks such as PBS (through National Datacast), ABC, CBS, NBC, Fox and national cable networks to supply updates throughout the day of program listing information to our TV Guide On Screen and GUIDE Plus+ branded consumer electronics devices in the United States. The FCC has ruled that it is within the discretion of a cable MSO to retransmit or strip out data transmitted in the VBI lines of broadcast stations carried on that MSO’s system. We have agreements with MSOs which provide for carriage of our program listing information in either the VBI or within the digital signal of broadcast television stations.

In the digital television context, the local affiliates of major broadcast networks and national cable networks plan to carry our CE IPG updating information in their digital broadcast signals. In January 2001, the FCC suggested that electronic program guide enabling data in the digital context would not be considered “program-related” and therefore cable systems would not be required to pass through to subscribers such data when transmitted as part of the digital signals of broadcast stations carried on those systems. The FCC has deferred how ultimately to define “program-related” in the digital context. At this time, it is too early to assess what economic impact, if any, a final decision by the FCC that electronic program guide data in digital signals is not “program-related” would have on our CE IPG services.

Digital-to-Analog Converter Box Coupon Program

Full-power televisions stations must cease analog broadcasting by February 18, 2009 pursuant to the Digital Television Transition and Public Safety Act of 2005 (“Act”). To assist consumers wishing to receive broadcast programming over the air using analog-only televisions after this date, the Act authorizes the National Telecommunications and Information Administration (“NTIA”) to implement a digital-to-analog converter box coupon program. Under the program, eligible consumers may obtain coupons that can be applied towards the purchase of digital-to-analog converter boxes.

We have requested the NTIA permit converter boxes subject to the coupon program to contain certain hardware and software necessary for the continued functionality of our IPGs in analog consumer electronic devices. If these capabilities are not included in eligible converter boxes, equipment manufacturers will likely be reluctant to include these features in converter box models. If so, consumers will be unable to purchase any converter box (with or without the coupon program) that contains these capabilities. Such a result could adversely affect the demand for our CE IPG.

Compatibility Between Cable Systems and Consumer Electronic Equipment

The FCC has been working for nearly a decade to implement a congressional mandate that it create a competitive market for cable television set-top boxes and other devices to access video programming on cable systems (“navigation devices”). To meet its statutory obligation without compromising the security of video services, the Commission required cable systems to make available a security element (now known as a CableCARD) separate from the basic navigation device needed to access video program channels (the “integration ban”). Cable operators were also required to cease distribution of integrated equipment by January 1, 2005 (which deadline was extended to July 1, 2006 in April 2003). The integration ban could stimulate the development of a retail market for navigation devices that can be used in any cable system through which consumers receive video programming. On September 10, 2003, the FCC adopted regulations implementing an agreement between cable television system operators and consumer electronics manufacturers to facilitate the retail availability of so-called “plug and play” devices, including digital televisions and other digital devices that enable subscribers to access cable television programming without the need for a set-top box. The parties continue to negotiate a bi-directional “plug and play” agreement, which would permit subscribers to utilize interactive services without the need for a set-top box.

In March 2005, the Commission extended the deadline for implementing the integration ban to July 1, 2007 to give cable operators the opportunity to determine whether downloadable security could be used in lieu of physical separation of the security and non-security functions. The FCC indicated that it would consider petitions to waive or defer the July 2007 integration ban deadline for limited function set-top boxes or to the extent that the cable industry makes adequate progress on less expensive software-based security solutions that can be downloaded to leased set-top boxes as well as retail equipment. Several parties petitioned the FCC for such waivers or deferrals in 2006, and, on January 10, 2007, the FCC denied the request of one MSO and conditionally granted two other requests. Several petitions are still pending at the FCC.

Further developments in response to these regulatory initiatives could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices, and set-top boxes, all of which could affect demand for IPGs such as TV Guide Interactive and our CE IPGs.

Pari-Mutuel Wagering

TVG Network derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. As such, the gaming activities of TVG Network are extensively regulated. TVG Network’s pari-mutuel account wagering operations are located in Oregon and operated pursuant to a license granted by the Oregon Racing Commission. Operations must be in compliance with Oregon law and regulations. Additionally, TVG is licensed and regulated in several other jurisdictions, including California. California is a significant market for TVG’s pari-mutuel wagering activities. From time to time, the California Horse Racing Board has considered various proposals that, if enacted, would detrimentally impact the revenue that TVG derives from the California market or otherwise adversely impact TVG’s business model. California’s advance deposit wagering statute authorizing pari-mutuel account wagering on horse races by California residents will expire on January 1, 2008, unless the State of California extends it. TVG must also comply with the applicable provisions of the Federal Interstate Horseracing Act (15 U.S.C. Sections 3001 – 3007 et. seq.). Adverse changes in the political climate, new legislation or regulatory activity could harm our business. Members of Congress and state legislatures frequently introduce bills that would prohibit or severely restrict off-track interstate pari-mutuel wagering. The enactment of any such legislation at the federal level, or in any state from which we derive significant wagering revenues, could have a material adverse impact on our business. Congress recently passed legislation which prohibits the use of various electronic payment methods and systems in connection with illegal Internet-based wagering activities. While this recently enacted legislation continues to provide an exemption for advance deposit wagering on horse racing as conducted by TVG Network, there is a risk that further legislation or regulations could be enacted or promulgated that could adversely affect the business, operations or prospects of our TVG Network business. In addition, from time to time, payment systems have, on behalf of its member financial institutions, taken actions to limit the use of credit cards and debit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations and may do so in the future in response to additional regulatory burdens. Although such efforts to restrict payment mechanisms may not be intended to restrict the lawful activity of licensed operations such as TVG Network, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects.

Geographical Information

Information regarding our operations by geographical area is contained in Note 12, “Segment and Geographical Information,” to the Consolidated Financial Statements.

Employees

As of December 31, 2006, we employed 1,691 individuals, of whom 155 were employed outside the United States.

Executive Officers of the Registrant

The current executive officers of the Company are as follows (the ages shown are as of February 28, 2007):

Name and Age	Position

Richard Battista (42) Chief Executive Officer and Director	Mr. Battista has been a director and Chief Executive Officer of the Company since December 2004. Prior to joining the Company, Mr. Battista was Executive Vice President, Business Development and Strategy for the Fox Entertainment Group, Inc (“Fox”) from April 2004 to December 2004, Executive Vice President Fox Networks Group from January 2003 to April 2004 and Executive Vice President of Fox Television from April 2001 to January 2003. Prior to joining Fox, Mr. Battista was the Co-Founder and Chief Executive Officer of iFUSE, from 1999 to 2000, a privately held Internet company. iFuse entered chapter 7 bankruptcy proceedings in 2000. Before launching iFUSE, Mr. Battista spent nine years at the Fox organization in numerous operating positions and before that, as a financial analyst at Morgan Stanley.

Bedi A. Singh (47) Executive Vice President and Chief Financial Officer	Mr. Singh has served as Executive Vice President and Chief Financial Officer of the Company since April 2006. Prior to joining the Company, since 2004, Mr. Singh served as Chief Finance and Administration Officer for Novartis Pharma A.G. in Switzerland. From 1999 to 2003, Mr. Singh was Executive Vice President and Chief Financial Officer of Sony Pictures Entertainment in Los Angeles, a division of Sony Corporation. Before joining Sony Pictures Entertainment, Mr. Singh spent nine years at News Corporation, serving in senior financial roles, including Financial Controller at News International plc; Senior Vice President Office of the Chairman; and Deputy Chief Financial Officer and Senior Vice President Strategic Planning at Fox Filmed Entertainment. Prior to that, Mr. Singh spent ten years in public accounting and management consulting in the United Kingdom and Nigeria.

Stephen H. Kay (46) Executive Vice President and General Counsel	Mr. Kay has served as Executive Vice President and General Counsel since January 2003. Prior to joining the Company, Mr. Kay was a partner at the law firm of Hogan & Hartson L.L.P. where he was a member of the Business & Finance Group. Mr. Kay became a partner at Hogan & Hartson in March 2002 as part of the firm’s merger with Squadron Ellenoff Plesent & Sheinfeld LLP. At Squadron Ellenoff, Mr. Kay was a member of the Executive Committee and Co-Chair of the Corporate and Securities Department. He joined Squadron Ellenoff in 1987, becoming a partner in that firm in 1995.

Mike McKee (52) Chief Operating Officer; President, Interactive Program Guides	Mr. McKee has served as Chief Operating Officer of the Company and President, Interactive Program Guides since October of 2005 and prior to that as Chief Operating Officer of the worldwide CE division since April 2004. Mr. McKee joined the Company in 1997 as President of the Superstar/Netlink Group. In addition to leading the Superstar/Netlink Group, he concurrently was the President of UVTV, Inc. starting in 1999 and SpaceCom in 2002. Mr. McKee held these positions until the Company sold these businesses in April 2004.

J. Scott Crystal (50) President, TV Guide Publishing Group	Mr. Crystal has been President of TV Guide Magazine since October 2005 after having served three years as Senior Vice President and Publisher. Prior to joining the Company in December 2002, Mr. Crystal served as President and Chief Executive Officer of Gruner & Jahr USA’s Business Innovator Group from July 2001 until July 2002 overseeing Inc and Fast Company magazines. Previously, Mr. Crystal was Executive Vice President and Publishing Director of the Consumer Magazine Group at Ziff Davis Media, Inc. from 2000 to 2001. Before joining Ziff, Mr. Crystal spent eight years at the National Geographic Society, the last six as Vice President and Publishing Director overseeing all consumer magazines.

Ryan O’Hara (38) President, TV Guide Channel	Mr. O’Hara has served as President, TV Guide Channel since August 2005. Prior to that Mr. O’Hara served as President, ODS Technologies, L.P. dba TVG Network since June 2004 and prior to that as its Chief Operating Officer since February 2004. From June 2002 to February 2004, Mr. O’Hara served as Senior Vice President of Business Development and Strategic Planning of the Company. Prior to joining the Company, Mr. O’Hara served as Director of Interactive Television Strategy for British Sky Broadcasting Group plc from 2000 until 2002. Mr. O’Hara previously held senior business development roles for both Fox Cable Networks and Fox Sports Networks, which include Fox Sports Net, Speedvision, Outdoor Life and the FX Channel, served as an entertainment management consultant at PricewaterhouseCoopers LLP and was an Associate Marketing Manager for Nestle USA.

Name and Age	Position
Thomas Carson (47) President, North American Interactive Program Guide	Mr. Carson has served as President, North American Interactive Program Guide since October 2006. He previously served as President of TV Guide On-Screen since April 2006. Mr. Carson joined the Company from the Thomson Corporation, where he was Executive Vice President of Operational Programs from 2005 through April of 2006. He held various other senior positions at Thomson from 2002 through 2005, including Executive Vice President of Patents and Licensing.

Steve Shannon (42) Executive Vice President and General Manager, Product Development	Mr. Shannon has served as Executive Vice President and General Manager of Product Development since January 2006. Mr. Shannon joined us from Akimbo Systems, Inc., a company that he founded in 2002. At Akimbo Mr. Shannon held responsibilities for product strategy, programming, distribution, and marketing. Previously, he was Vice President of Marketing from September 1998 to June 2002 at Replay TV, a company he co-founded.

Tonia O’Connor (37) Executive Vice President, Distribution	Ms. O’Connor has served as Executive Vice President, Distribution since March 2006. Prior to that Ms. O’Connor served as Executive Vice President, Affiliate Sales & Marketing since December 2004 and served as Senior Vice President of National Accounts for TV Guide Affiliate Sales since January 2003. Prior to that, Ms. O’Connor held various positions within Affiliate Sales and Marketing since joining the Company in 1994 starting first in the cable and satellite publishing division. Ms. O’Connor began her career in the telecommunications industry, serving in sales and marketing positions at Bell South and Advanced Telecom Services.

Richard Cusick (36) Senior Vice President and General Manager, Digital Media	Mr. Cusick has served as Senior Vice President and General Manager, Digital Media since November 2005 and prior to that as Senior Vice President, Business Development and Strategic Planning since February 2004. Prior to joining the Company in March 2002 as Vice President, Business Development and Strategic Planning, Mr. Cusick was an investment banker with Lehman Brothers Inc. from 2000 to 2002 and with Bear, Stearns Inc. from 1998 to 1999. Previously, he served in the Director General’s office of the telecommunications regulatory arm (Directorate General XIII) of the European Commission.

David Nathanson (30) Senior Vice President and General Manager, ODS Technologies, L.P. dba TVG Network	Mr. Nathanson has served as Senior Vice President and General Manager of ODS Technologies, L.P. (dba TVG Network) since November 2005. Prior to joining the Company, Mr. Nathanson was Vice President, Business and Operations, with Fox Reality from April 2005 to November 2005. Previously he was Vice President, Advanced Services and Channel Development for Fox Cable Networks and General Manager, Fox College Sports from August 2000 to April 2005. He began his career at News Corporation as director, marketing from September 1999 to August 2000.

Sanjay Reddy (40) Senior Vice President, Business Development and Strategic Planning	Mr. Reddy has served as Senior Vice President, Business Development and Strategic Planning since December 2005. Prior to joining the Company in June 2004 as Vice President, Business Development and Strategic Planning, Mr. Reddy was a Principal in an offshore animation company from June 2002 to May 2004. Previously he was a Vice President in the M&A group at Salomon Smith Barney in Los Angeles from May 2001 to December 2001 and a Vice President in Corporate Development at Covad Communications from February 2000 to May 2001. Before joining Covad, Mr. Reddy was an Associate at Salomon Smith Barney in New York from August 1997 to February 2000.

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

Alternatively, you may access these reports at the SEC’s Internet Web site: www.sec.gov.

ITEM 1A.	RISK FACTORS

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

We have recently established a new product development and technology group to enhance the Company’s product development efforts, and we are committing significant resources to our product development efforts. The process of developing and marketing new products and services is inherently complex and uncertain, and there are a number of risks, including the following:

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

•	our products, services and technologies may become obsolete due to rapid advancements in technology and changes in consumer preferences; and

•

our competitors and/or potential customers may develop products, services or technologies similar to those developed by us, resulting in a reduction in the potential demand for our newly developed products, services or technologies.

Our failure to successfully develop new and improved products, services and technologies, including as a result of any of the risks described above, may reduce our future growth and profitability and may adversely affect our business results and financial condition.

We have made and expect to make significant investments in infrastructure which, if ineffective, may adversely affect our business results.

We are currently making significant investments in the U.S., Europe and Asia to build the capability to provide our program listings information via digital broadcast signals to support the next generation of products from our manufacturing partners. This involves deploying equipment to aggregate and insert listings data, and securing bandwidth in digital broadcast streams to deliver that data. If we are unable to complete this digital delivery build-out in each of our regions in time to meet the planned deployment of the next generation of digital broadcast reliant CE IPGs, our business results may be adversely affected.

In addition, we have made and expect to make other significant investments in infrastructure, tools, systems, technologies and content, including initiatives relating to digital asset and rights management and data warehouses, aimed to create, assist in the development or operation of, or enhance our ability to deliver innovative guidance products and services across multiple media, digital and emerging platforms. These investments may ultimately cost more than is anticipated, their implementation may take longer than expected and they may not meaningfully contribute to or result in successful new or enhanced products, services or technologies.

We face risks arising from our TV Guide magazine publishing business.

Risks Relating to the Transformation of TV Guide Magazine. Prior to the re-launch of TV Guide magazine in a full-sized, full-color format in October 2005, the operating results of our magazine publishing business had deteriorated over a period of several years due to significant declines in the digest-sized magazine’s newsstand sales, contribution per copy, and advertising revenue. Prior to the re-launch, we sought to reverse such declines through a variety of different initiatives, including editorial changes and aggressive promotional offerings. However, those efforts were unsuccessful. Consequently, during the fourth quarter of 2005 we transformed our TV Guide magazine from a digest-sized, listings oriented format to a more contemporary full-sized, full-color magazine, filled with more features and photos and targeted at a younger demographic. However, several other widely circulated magazines and other media outlets seek to appeal to this market segment and there can be no assurance that the transformed magazine will appeal to or be accepted by this market segment or the advertisers who seek to reach it. A business initiative of this scale is inherently risky and there can be no assurance that our assumptions are valid or that our circulation and advertising goals can be achieved. Additionally, the ongoing costs associated with the transformation of the magazine are substantial, and should this effort ultimately prove unsuccessful, the cost of pursuing other alternatives may be significant. We cannot assure that the transformed magazine or our magazine publishing business will achieve profitability.

Risks Relating to the Magazine Publishing Business. Both advertising and circulation revenue are impacted by circulation and readership levels. TV Guide magazine and the overall magazine industry have been subjected to increasing competition from sources other than traditional print formats. The risk exists that this trend may continue. While we seek to maintain our magazine circulation base, we may not be successful in doing so or may incur significant additional costs in attempting to do so and we may not be able to recover these costs through increased circulation and advertising revenues. If we cannot maintain our magazine circulation and readership base, this could, in turn, adversely affect our circulation revenues and advertising revenues by reducing the willingness of advertisers to place print ads with TV Guide magazine and/or the rates they are willing to pay.

We face risks arising from our TV Guide Channel strategy.

Revenues at TV Guide Channel consist of affiliate fees and advertising revenues; however, since the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts, we do not expect significant growth in affiliate revenues in the future. Accordingly, the results at TV Guide Channel are highly dependent upon advertising revenue. Advertising revenue at the TV Guide Channel is primarily dependent on the extent of distribution of the network, viewership ratings, such as those published by Nielsen, and continuing advertising strength in the marketplace. While TV Guide Channel has benefited, to a certain degree, from the expanded distribution that we have achieved, a significant portion of the expanded distribution has been to DBS subscribers, who did not previously have TV Guide Channel as a programming choice. Digital cable and DBS homes also have many more channels and generally use an IPG for listing information. As such, the viewership of TV Guide Channel in digital cable and DBS homes has been minimal to date. We have been investing in new programming and marketing initiatives at the TV Guide Channel with an expectation that the additional investments that we are making in programming and marketing will, in the future, result in increased viewership in both cable and DBS homes. If our viewership ratings do not improve sufficiently or we are unable to maintain broad distribution of the TV Guide Channel, our increased programming and marketing costs could have a material adverse effect on our results of operations. Also, certain of the long-term agreements with MSOs for the TV Guide Channel allow for the migration to exclusively digital carriage. If the MSO elects to migrate TV Guide Channel earlier than we currently expect, the Company will experience a significant reduction of TV Guide Channel subscribers resulting in reduced affiliate fee revenue and potentially reduced advertising revenue. We cannot assure you that we will be successful in implementing our programming and marketing initiatives, or that such initiatives will result in increased viewership ratings and advertising revenues for TV Guide Channel or that any initial increase in viewership ratings will be sustainable over time.

Failure to attract and retain key employees could adversely impact our business.

In order to be successful, we must attract and retain talented executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Our businesses require individuals with relevant experience and diverse skill sets, and the market for these personnel is highly competitive. The failure to attract employees with the requisite skills and abilities to our company, or the loss of key employees, could adversely impact our ability to meet key objectives, such as the timely and effective development and delivery of products and services, and could otherwise have a significant impact on our operations.

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

The market for IPG advertising may not develop.

IPG advertising is at the discretion of the MSO and DBS providers who have entered into license agreements to deploy non-TV Guide Licensed IPGs. Our ability to increase the revenues that we derive from the sale of advertising on IPGs distributed by our cable and satellite licensees will depend on the implementation of IPG advertising by such licensees, as well as on increased acceptance of IPG advertising by consumers and advertisers. The market for IPG advertising is at an early stage of development and we cannot assure you that we will succeed in our efforts to develop IPG advertising as a widely accepted advertising medium.

Our business may be adversely affected by fluctuations in demand for consumer electronics devices incorporating our technologies.

We derive significant revenues from manufacturer license fees for our VCR Plus+ and CE IPG technologies based on the number of units shipped. We do not manufacture hardware, but rather depend on the cooperation of CE manufacturers to incorporate our VCR Plus+ and CE IPG technologies into their products. Generally, our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only a few of these agreements guarantee a minimum aggregate licensing fee. Purchases of new CE devices, including television sets, integrated satellite receiver decoders, DVRs, DVD recorders, personal computers and Internet appliances are largely discretionary and may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products, alternate consumer entertainment options and general economic trends in the countries or regions in which these products are offered. As a result, our future operating results may be adversely impacted by fluctuations in sales of CE devices employing our technologies.

In addition, the decision by manufacturers to incorporate our CE IPG technology into their products is a function of what other guide technologies and products are available. Our future operating results may be adversely impacted as a result of CE manufacturers opting not to incorporate our technology into their devices as a result of other available alternatives.

VCR Plus+ revenues have declined over time and are expected to decline further.

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

We face competition from a wide range of other companies in the communications, advertising, media, entertainment, publishing, information, Internet services, software and technology fields. The competitive environment could, among other results, require price reductions for our products and services, require increased spending on marketing and development, limit our ability to develop new products and services, limit our ability to acquire rights to produce and/or display content that is popular among our targeted audience, limit our ability to expand our customer base or even result in attrition in our customer base. Any of these occurrences could negatively impact our operating results. Many of our competitors have greater financial and human resources than we do. As a result, these competitors can compete more effectively by offering customers better pricing and other more favorable terms and conditions. Our IPGs face competition from companies that produce and market program guides as well as television schedule information in a variety of formats, both print and electronic. Several products and services on the market offer simplified VCR programming functions that compete with our VCR Plus+ system. TV Guide magazine competes with general entertainment and other magazines at newsstand and for subscribers. The TV Guide Channel competes with general entertainment channels for television viewership and carriage on cable and DBS systems. TV Guide Online competes for visitors with general entertainment Web sites and online search providers, including sites that provide television listings, television-specific information and/or that enable users to locate and view video on the Internet. Each of TV Guide magazine, TV Guide Channel and TV Guide Online vie for marketers’ advertising spend with other media outlets. TVG Network competes for viewers with other television networks, one of which is under common ownership with several racetracks and accepts wagers from residents of more states than TVG Network accepts. In addition, TVG Network competes for wagering and telecast rights with other networks and account wagering providers. TVG Network licenses its patents, and sublicenses audiovisual and pari-mutuel account wagering rights for content from various horse racetracks, to certain account wagering providers and is paid royalties based upon account wagering from certain horse racetracks processed by its licensees. These licensees currently maintain wagering accounts for residents of certain states in which TVG Network does not. TVG Network’s contracts for account wagering and telecast rights with racetracks, as well as its sublicensing arrangements, have varying maturities and renewal terms. TVG Network could be unable to renew its current contracts when they expire or the renewal terms could be less favorable then the current terms, which could have an adverse effect on the Company’s TVG Network business. In addition, TVG Network and its licensees compete for wagering revenue with other account wagering operations and industry participants.

Any infringement by us or some of our licensees on patent rights of others could affect the development of our products and services or result in litigation.

Patents of third parties may have an important bearing on our ability to offer some of our products and services. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, in the United States, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. If one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others and whether the licenses would be available or, if available, whether we would be able to obtain the licenses on commercially reasonable terms. If we were unable to obtain the licenses, we might not be able to redesign our products or services to avoid infringement. Furthermore, we provide indemnification protection to some of our CE IPG licensees and to some of our MSO and DBS provider licensees under which we may be obligated to indemnify those licensees and hold them harmless from some claims, including claims that our or their products or services infringe other parties’ patents. The Company’s indemnification obligations are typically limited based upon the amounts paid to the Company by the licensee under the license agreement; however, some license agreements, including those with our largest MSO and DBS providers, do not specify a limit on amounts that may be payable under the indemnity arrangements. Certain of the Company’s large MSO and DBS licensees have received notices of pending or threatened patent claims from Finisar (see Notes 6 and 10 to the Consolidated Financial Statements). Furthermore, the costs of investigating, defending or remedying alleged infringement and/or related indemnification claims could be substantial and could have a material adverse effect on our financial condition or results of operations.

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

The Company holds its interests in certain businesses, including Guideworks and IPG JV, as a joint venture or in partnership with nonaffiliated third parties. As a result of such arrangements, the Company may be unable to control the operations, strategies and financial decisions of such joint venture or partnership entities which could in turn result in limitations on the Company’s ability to implement strategies that the Company may favor, or to cause dividends or distributions to be paid. In addition, the Company’s ability to transfer its interests in businesses owned with third parties is limited under certain joint venture, partnership or similar agreements.

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

TVG Network derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. Additionally, TVG Network’s Internet-based horse race wagering operations are heavily regulated. Adverse changes in the political climate, new legislation or regulatory activity could harm our business. From time to time, the California Horse Racing Board has considered various proposals that, if enacted, would detrimentally impact the revenue that TVG derives from the California market or otherwise adversely impact TVG’s business model. California’s advance deposit wagering statute authorizing pari-mutuel wagering on horse races by California residents will expire on January 1, 2008, unless the State of California extends it. From time to time, members of Congress and state legislatures have introduced bills that would prohibit or severely restrict off-track interstate pari-mutuel or Internet-based wagering. If any such legislation were enacted into law, TVG’s advance deposit wagering business could be adversely affected. Congress recently passed legislation which prohibits the use of various electronic payment methods and systems in connection with illegal Internet-based wagering activities. While this recently enacted legislation continues to provide an exemption for advance deposit wagering on horse racing as conducted by TVG, there is a risk that further legislation or regulations could be enacted or promulgated that could adversely affect the business, operations or prospects of our TVG business. Furthermore, there is a risk that new legislation or regulatory activity that would prohibit Internet-based wagering will be pursued in order to rectify possible nonconformity by the United States with the General Agreement on Trade in Services treaty as determined by an appellate body of the World Trade Organization. In addition, from time to time, payment systems have, on behalf of their member financial institutions, taken actions to limit the use of credit cards and debit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations and may do so in the future in response to additional regulatory burdens. Although such efforts to restrict payment mechanisms may not be intended to restrict the lawful activity of licensed operations such as TVG Network, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects. The adoption of any laws, rules or regulations that further limit the ability of TVG to conduct interstate pari-mutuel wagering could have a material adverse effect on our TVG business.

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

Our results may be affected by the outcome of pending and future litigation and the protection and validity of our patents and other intellectual property rights. Our patents and other intellectual property rights are important competitive tools and many generate income under license agreements. We cannot assure you that our intellectual property rights will not be challenged, invalidated or circumvented in the United States or abroad. Unfavorable rulings in our legal proceedings, including those described in Note 10, “Litigation and Other Contingencies,” to the Consolidated Financial Statements and in the “Legal Proceedings” item of this Form 10-K, may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

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

Interruption or failure of communications and transmission systems and mechanisms could impair our ability to effectively provide our products and services, which could affect our revenues.

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

We recently implemented a disaster recovery or business continuity program as part of a phased implementation of a more comprehensive and responsive recovery capability. While the new plan provides recoverability for our critical operations, the system is not yet comprehensive as it relates to all of our production, publishing and transmission operations. In the event of a catastrophic disruption, there remain some single points of failure or delays in timely recovery of or within our processes and technology that would cause us to lose, or cause an undue delay in, our ability to provide transmission or publishing capabilities. In that event, we would have to operate at reduced service levels that could have a material adverse effect on our relationships with our customers, our revenue generation and our brand.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The following table sets forth the location, approximate square footage, use, and related business segment of each of the principal properties used by the Company. We lease all of these properties under operating leases. Such leases expire at various times through 2015.

Location	Approximate Square Footage	Use	Business Segment (1)
UNITED STATES:
Hollywood, California	60,000 sq. ft.	Office	Corporate/C&S/CE/Publishing
Hollywood, California	15,371 sq. ft.	Broadcast studio	C&S
Los Angeles, California	22,000 sq. ft.	Broadcast studio / Office	C&S
Los Angeles, California	25,000 sq. ft.	Office	C&S
New York, New York	66,000 sq. ft.	Office	Publishing/C&S/Corporate
Tulsa, Oklahoma	87,000 sq. ft.	Office/Production	Corporate/C&S
Radnor, Pennsylvania	123,000 sq. ft	Office/Production	Publishing/C&S
Bedford, Massachusetts	26,000 sq. ft	Office/Technical	CE
Beaverton, Oregon	8,000 sq. ft.	Call Center	C&S
Louisville, Colorado	6,000 sq. ft.	Office/Technical	C&S
Chicago, Illinois	5,000 sq. ft.	Office	Publishing/C&S
Other	8,000 sq. ft.	Storage	Publishing/C&S

INTERNATIONAL:
Kanata, Ontario, Canada	19,000 sq. ft	Office/Production	CE
Hong Kong, China	13,000 sq. ft	Office	CE
Luxembourg	9,000 sq. ft.	Office	CE
Tokyo, Japan	4,000 sq. ft.	Office	CE
Other	600 sq. ft	Office	CE

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

We entered into a long-term capital sublease with Fox Entertainment Group, Inc. for a transponder to be used by our TV Guide Channel operations. The sublease expires in 2019 and annual payments are $1.6 million per year.

ITEM 3.	LEGAL PROCEEDINGS.

In addition to the items listed below, we are a party to various legal actions, claims and proceedings incidental to our business. Except as expressly noted herein, we intend to vigorously defend or prosecute all pending legal matters.

Consolidated Shareholder Litigation

In re Gemstar-TV Guide International, Inc. Securities Litigation, in the United States District Court for the Central District of California. In September 2004, the Court approved the Company’s settlement of certain consolidated securities class actions for $67.5 million payable in cash and stock ($42.5 million in cash and 4,105,090 shares of common stock valued at $6.09 per share on the date of the agreement). During the third quarter of 2004, the Company (i) exercised its option to substitute $12.5 million for 2,052,545 shares of common stock; and (ii) issued 328,407 shares of common stock and paid an additional $0.3 million in cash to meet the stock trading price guarantee associated with such shares. On December 26, 2006, the Company issued 1,627,150 shares of common stock, representing the 1,724,138 shares outstanding under the terms of the settlement agreement, less 76,373 shares for which the Company substituted cash, and a credit of 20,615 shares in connection with the Company’s earlier settlement of a lawsuit entitled State of New Jersey v. Gemstar-TV Guide International, Inc. et al. On December 15, 2006, the Company also paid into the settlement fund approximately $4.6 million comprising (i) a $5.3 million payment to compensate for the decrease in the price of the stock since the settlement was reached; less (ii) an additional credit of $0.7 million in connection with the settlement of the State of New Jersey lawsuit mentioned above. The Company has no further payment obligations under the terms of the settlement agreement.

SEC Matters

In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., in the United States District Court for the Central District of California. On May 5, 2003, the Securities and Exchange Commission (“SEC”) filed a proceeding pursuant to Section 1103 of the Sarbanes-Oxley Act seeking an order requiring the Company to maintain approximately $37.0 million in segregated, interest-bearing bank accounts (“1103 funds”). The Company had originally set those funds aside for payment to its former Chief Executive Officer, Mr. Henry Yuen, and its former Chief Financial Officer, Ms. Elsie Leung, in connection with the Company’s November 2002 management and corporate governance restructuring. On May 9, 2003, after a hearing, the Court ordered the Company to retain the 1103 funds in those segregated accounts preventing the Company from paying any portion of those funds to its former Chief Executive Officer or its former Chief Financial Officer, absent further order of the Court. Following a settlement between the Company and Ms. Leung, pursuant to which she relinquished, among other things, her claims to that portion of the 1103 funds, on June 13, 2006, the court dissolved the escrow established by its May 9, 2003 order pertaining to those funds (approximately $8.4 million). No further orders have been given by the Court with respect to the approximately $30.9 million of 1103 funds set aside for payment to Mr. Yuen. However, based upon the arbitrators’ ruling in favor of the Company in the arbitration proceeding captioned Henry Yuen v. Gemstar-TV Guide International, Inc.(discussed below), the Company expects the court ordered restriction on the remaining 1103 funds to be lifted in the first half of 2007.

Claims Under the Company’s Directors and Officers Liability Insurance Policies

Gemstar-TV Guide International, Inc. v. National Union Fire Insurance Company of Pittsburgh, PA, Federal Insurance Company, et al., in the United States District Court for the Central District of California. On July 6, 2005, the Company filed a complaint against its former primary and excess directors and officers liability insurance carriers, alleging that the issuers of insurance policies, with aggregate policy limits of $50 million, for the 1999-2002 policy periods, breached their obligations under these policies by, among other things, failing to pay defense costs related to a Securities & Exchange Commission’s investigation into accounting and financial reporting, the resulting actions brought by the Securities & Exchange Commission alleging violations of the federal securities laws and various related shareholder and derivative actions. The Company’s complaint sought declaratory relief, monetary damages plus interest, attorneys’ fees and costs. The Company’s original complaint, as well as a second complaint which asserted similar allegations, were both dismissed without prejudice. On August 17, 2006, the Company filed its third complaint, as captioned above, against the insurance carriers asserting similar allegations to those contained in the previous complaints. On October 20, 2006, the Company’s excess insurance carrier, Federal Insurance Company (“Federal”), filed a motion to dismiss the Company’s complaint against it. The Court granted Federal’s motion to dismiss on November 30, 2006 ruling, among other things, that the Company’s claims against Federal were premature because the primary insurance policy had not yet been exhausted. On November 3, 2006, the Company’s primary insurance carrier, National Union, filed its answer to the Company’s complaint, which it amended on November 17, 2006 to include a counterclaim for declaratory relief and rescission of the subject policy. On December 15, 2006, the Company filed its answer to National Union’s counterclaim.

Patent and Anti-Trust Litigation

Digeo, Inc. v. Gemstar—TV Guide International, Inc., TV Guide Interactive, Inc., and Gemstar Development Corporation, in the United States District Court for the Central District of California. On September 28, 2006, Digeo, Inc. (“Digeo”) filed a lawsuit in the Western District of Washington against the Company alleging that the Company violated the Sherman Act, the Clayton Act and state antitrust law by, among other things, conspiring to restrain trade and monopolizing the interactive program guide market via its licensing practices. Digeo seeks injunctive relief; monetary damages, including treble damages; interest; attorney fees; and costs. On January 29, 2007, the Court granted the Company’s motion to transfer the case to the Central District of California where the Company’s patent infringement case against Digeo and Charter Communications, Inc. (“Charter”) is currently pending.

Gemstar—TV Guide International, Inc., StarSight Telecast, Inc. and United Video Properties, Inc. v. Digeo, Inc. and Charter Communications, Inc, in the United States District Court for the Central District of California. On October 13, 2006 the Company filed a lawsuit against Digeo, Inc. and Charter in the United States District Court for the Central District of California alleging that the interactive program guide (“IPG”) distributed by Digeo infringes U.S. Patent No. 6,262,722 and U.S. Patent No. 6,498,895, and that as early as 2004, the Company contacted Digeo about the marketing and sales of its IPG, the Company’s IPG patents, and the opportunity to obtain a license to the Company’s IPG patents. The Company seeks a declaration that Digeo and Charter have infringed either directly or contributorily the subject patents; an order permanently enjoining them from future infringement of the patents; reasonable royalties; monetary damages, including treble damages; attorney fees; costs; and prejudgment interest. On November 13, 2006 Digeo filed its answer to the Company’s complaint. Charter subsequently filed its answer on December 15, 2006. In January of 2007, Digeo filed a motion to transfer this action to the Western District of Washington. On January 31, 2007, as a result of the Washington Court’s decision granting the Company’s motion to transfer (discussed above), Digeo withdrew its motion to transfer this case to Washington.

Personalized Media Communications, LLC v. Scientific-Atlanta, Inc., and PowerTV, Inc., in the United States District Court for the Northern District of Georgia, Atlanta Division. On November 6, 2002, Scientific-Atlanta, Inc. (“SA”) and PowerTV, Inc. (“Power TV”) filed a counterclaim against the Company in this case seeking a declaration of non-infringement, invalidity and unenforceability of U.S. Patents Nos. 4,694,490, 4,704,725, 4,965,825, 5,109,414, 5,233,654, 5,335,277, and 5,887,243, of which the Company is a licensee. On February 21, 2003, the Company answered SA’s and Power TV’s counterclaims and asserted causes of action against SA for infringement of the ‘725, ‘825, ‘654, ‘277, and ‘243 patents and against Personalized Media Communications, LLC (“PMC”) for breach of contract. On June 21, 2005, in connection with the settlement reached between the Company and SA, the Court entered the parties’ joint stipulation of dismissal of the claims between the Company and SA. However, PMC’s patent infringement claims against SA and the breach of contract claims between the Company and PMC are still pending. In January 2006, in light of the United States Patent and Trademark Office’s (“USPTO”) rejection of certain claims asserted under the patents-in-suit, SA moved the Court to administratively close (or, in the alternative, stay) the case, pending completion of the reexamination of the patents-in-suit by the USPTO. On February 6, 2006, the Court granted SA’s motion to stay the proceedings and administratively close the case. The case may be reopened upon the motion of either party after the USPTO reexamination is completed.

Pegasus Development Corp. and Personalized Media Communications, LLC v. DirecTV Inc., Thomson Multimedia, Inc., Thomson Consumer Electronics, Inc., Philips Electronics North America Corp., and Hughes Electronics Corp.; Thomson Multimedia, Inc. and Thomson Consumer Electronics, Inc., v. Pegasus Development Corp. and Personalized Media Communications, LLC, TVG-PMC, Inc., StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc., in the United States District Court for the District of Delaware. On December 4, 2000, Pegasus Development Corp. (“Pegasus”) and PMC filed suit against defendants DirecTV Inc., Thomson Multimedia, Inc., Thomson Consumer Electronics, Inc., Philips Electronics North America Corp. and Hughes Electronics Corp. for infringement of U.S. Patents Nos. 4,694,490, 4,704,725, 4,965,825, 5,109,414, 5,233,654, 5,335,277, and 5,887,243. Plaintiffs seek monetary damages and attorneys’ fees and costs. On November 9, 2001, Thomson Multimedia, Inc. (“Thomson”) filed a third-party complaint against TVG-PMC, StarSight Telecast, Inc., and Gemstar-TV Guide International, Inc. (collectively “Gemstar”), seeking a declaratory judgment of non-infringement and invalidity of certain patents as to which Gemstar is a licensee, and also alleging antitrust violations under federal and state law. On November 21, 2002, Gemstar filed counterclaims against Thomson and cross-claims against Pegasus and PMC for breach of contract. On June 23, 2005, Thomson’s third-party complaint against Gemstar and Gemstar’s counterclaim against Thomson were settled and dismissed with prejudice. The case has been stayed since May 14, 2003, pending the completion of the USPTO’s reexamination of the patents in suit (discussed above in the matter captioned Personalized Media Communications, LLC v. Scientific-Atlanta, Inc. and PowerTV, Inc.).

SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina. As previously reported, on March 23, 2001, the Company’s subsidiary, Gemstar Development Corporation (“GDC”), was added as a third-party defendant in this case. Plaintiff SuperGuide Corporation’s (“SuperGuide”) complaint alleged patent infringement by DirectTV, EchoStar, Thomson Consumer Electronics, and Hughes Electronics (collectively, the “Defendants”) with respect to three patents owned by SuperGuide but licensed to GDC (U.S. Patents Nos. 4,751,578, 5,038,211, and 5,293,357, collectively, the “SuperGuide Patents”). After being added as a party, GDC brought claims (i) against SuperGuide for declaratory relief and for breach of contract relating to a 1993 license agreement between SuperGuide and GDC; and (ii) against EchoStar for infringing the SuperGuide Patents within GDC’s defined fields of use. On July 25, 2002, the District Court granted the Defendants’ joint motions for summary judgment, finding that the Defendants did not infringe the SuperGuide Patents, and dismissed all remaining claims without prejudice. On February 12, 2004, the Federal Circuit vacated the District Court’s summary judgment ruling, finding that the District Court had incorrectly construed certain patent claims. In April 2004, the Federal Circuit denied the Defendants’ joint petition for rehearing and rehearing en banc, and remanded the case to the District Court for further proceedings. On July 1, 2004, SuperGuide filed a motion to supplement its answer and counterclaim against GDC, alleging, among other things, that GDC had breached the license agreement. On July 11, 2005, the Court denied SuperGuide’s motion to supplement, set a briefing schedule for summary judgment on GDC’s claim for breach of the license agreement, and stayed all other issues pending resolution of the motion. The Court also required the parties to file papers advising it as to whether additional proceedings concerning the ‘211 and ‘357 patents were necessary. On August 26, 2005, after SuperGuide had agreed to dismiss with prejudice its infringement claims based on the ‘211 and ‘357 patents, the Court entered summary judgment of non-infringement of those patents. On August 25, 2005, GDC and the Defendants filed a joint motion for summary judgment based upon GDC’s license agreement with SuperGuide. On November 22, 2006 the Court denied the joint motion for summary judgment and set a trial date on the licensing issues to begin in March of 2007.

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

On October 10, 2006 the Company commenced an arbitration proceeding against Mr. Urban entitled Gemstar—TV Guide International, Inc. v. Brian Urban, American Arbitration Association (“AAA”), related to Mr. Urban’s possession of confidential documents belonging to the Company. In addition, the Company seeks, among other things, a determination that the Company’s decision to terminate Mr. Urban in January 2006 was for cause. In its arbitration demand, the Company asserts claims for misappropriation, breach of contract, breach of fiduciary duty, conversion, and the violation of applicable statutes. Additionally, the Company requests injunctive and declaratory relief, as well as monetary damages, attorney fees, and costs of suit. In November 2006, Mr. Urban denied the allegations in the Company’s arbitration demand and asserted claims against the Company in the arbitration alleging wrongful termination in violation of public policy, breach of his employment agreement, and breach of the covenant of good faith and fair dealing. Mr. Urban seeks monetary damages, including punitive damages, costs of suit, and pre and post judgment interest. The process for selecting an arbitrator is ongoing, and the arbitration hearings have not yet commenced.

Henry Yuen and Elsie Leung v. Gemstar-TV Guide International, Inc. On May 30, 2003, the Company’s former employees, Mr. Yuen and Ms. Leung, commenced arbitration proceedings against the Company to contest their April 18, 2003, termination for cause, seeking monetary damages, interest, and attorneys’ fees and costs. On July 9, 2003, the Company filed a consolidated response and counterclaim alleging breach of representations and warranties under agreements entered into in connection with the Company’s November 2002 management and corporate governance restructuring, seeking monetary damages and other relief.

As previously reported, on June 13, 2006, the Company entered into a settlement and release agreement with Ms. Leung in the arbitration captioned Elsie M. Leung v. Gemstar-TV Guide International, Inc.

In the arbitration proceeding captioned Henry Yuen v. Gemstar-TV Guide International, Inc., on January 22, 2007, the panel of arbitrators issued a partial final award in favor of the Company. In their decision, the arbitrators ruled that Mr. Yuen breached representations and warranties made to the Company in connection with the November 2002 management and corporate restructuring and, as a result, that the Company properly terminated Mr. Yuen’s employment in April 2003. Consequently, the arbitrators ruled that Mr. Yuen is not entitled to any portion of the approximately $30.9 million set-aside for payment to him in connection with the Company’s November 2002 management and corporate governance restructuring (the “1103 funds”). Those funds continue to remain in a segregated account pending a further order from the Court, pursuant to a May 2003 court order in the case titled In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., in the United States District Court for the Central District of California. In addition to ruling against Mr. Yuen on his wrongful termination claims and claims to the 1103 funds, the Panel awarded the Company a judgment of approximately $93.6 million in damages on its claims against Mr. Yuen, plus interest. The arbitrators also found in favor of the Company with respect to the Patent Rights Agreement between the Company and Mr. Yuen, which remains in effect until 2010. The arbitrators also ruled that the Company may offset amounts owed to Mr. Yuen under the Patent Rights Agreement against the $93.6 million judgment awarded to the Company.

Finally, the arbitrators confirmed that Mr. Yuen is not entitled to any further indemnification or advancement of legal fees for legal matters arising out of his misconduct. As the prevailing party in the arbitration, the Company is entitled to an additional judgment for its attorneys’ fees and costs against Mr. Yuen, which will be determined by the arbitrators at a later date.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS and ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Stock Market under the symbol GMST. The sole market for our common stock continues to be the Nasdaq Stock Market in the United States.

The following table sets forth the range of high and low sales prices for our common stock for the periods indicated and reflects all stock splits we effected:

	High	Low
Quarter Ended
March 31, 2005	6.12	4.05
June 30, 2005	4.51	2.93
September 30, 2005	3.80	2.75
December 31, 2005	3.19	2.24
March 31, 2006	3.39	2.50
June 30, 2006	3.89	3.03
September 30, 2006	3.58	2.59
December 31, 2006	4.11	3.04

The reported closing sales price of our common stock on the Nasdaq Stock Market on February 22, 2007 was $4.25. As of February 22, 2007, there were 427,912,851 shares of our common stock outstanding and approximately 2,161 shareholders of record.

We have not paid any dividends on our common stock since our common stock began trading on the Nasdaq Stock Market. Our Board of Directors has no current plans to pay cash dividends. Future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Equity Compensation Plans

The table below outlines the number of shares of our common stock that are subject to outstanding options and stock unit awards granted under our stock compensation plans, the per share weighted-average exercise price of those options and stock unit awards, and the number of shares of Company common stock remaining available for future awards under our stock compensation plans. The numbers in the table are as of December 31, 2006 (in thousands).

Equity Compensation Plan Category	(A) Securities issuable on exercise of outstanding options, warrants and rights	(B) Weighted average exercise price of outstanding options, warrants and rights	(C) Securities that remain available for issuance under Plans (excluding securities reflected in column (A))
Plans approved by stockholders	26,328	$5.30	36,223	(1)
Plans not approved by stockholders(2)	2,346	$23.35	—

Total	28,674	$6.78	36,223

(1)	All of these shares are available for additional award grants under our Stock Incentive Plan. Awards authorized under the Stock Incentive Plan include stock options and stock unit awards. Generally, a stock unit award is an award payable in the form of an equivalent number of shares of Company common stock, subject to such terms and conditions we may provide at the time of grant.
(2)	The following plans were assumed by the Company: (i) 4,774 shares of Company common stock reserved for issuance under the NuvoMedia, Inc. 1997 Stock Option Plan with respect to stock options, at a weighted average exercise price of $16.74 per share, assumed by the Company in connection with its acquisition of NuvoMedia, Inc.; (ii) 5,644 shares of Company common stock reserved for issuance under the SoftBook Press, Inc. 1996 Stock Plan with respect to stock options, at a weighted average exercise price of $69.53 per share, assumed by the Company in connection with its acquisition of SoftBook Press, Inc.; and (iii) 3,928,957 shares of Company common stock reserved for issuance under the TV Guide Inc. Equity Incentive Plan with respect to stock options, at a weighted average exercise price of $18.15, assumed in connection with our acquisition of TV Guide, Inc.

Stock Performance Graph

The following graph compares the Company’s total return to stockholders of a $100 investment for the five-year period from December 31, 2001 through December 31, 2006 with a similar investment in the NASDAQ Market Index and the market value weighted returns of a Peer Group Index consisting of media and entertainment companies that represent the Company’s competitors in the industry.

Company/Index/Market	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Gemstar-TV Guide International, Inc.	100.00	11.73	18.31	21.37	9.42	14.48
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12
New Peer Group(1)	100.00	54.97	76.82	87.05	77.82	102.61
Old Peer Group(2)	100.00	53.35	74.28	82.09	73.25	98.51

(1)	New Peer Group Companies: IAC/InteractiveCorp, News Corporation, Primedia Inc., Time Warner Inc., Walt Disney Co., CNET Networks Inc., E.W. Scripps Co., Martha Stewart Living Omnimedia Inc., NDS Group plc, Playboy Enterprises Inc., and TiVo Inc.,
(2)	Old Peer Group Companies: IAC/InteractiveCorp, News Corporation, Primedia Inc., Time Warner Inc., Walt Disney Co., Cablevision Systems Corp, Comcast Corp., Meredith Corp., Reader’s Digest Association Inc., and Viacom Inc.

The foregoing graph shall not be deemed to be filed as part of the Form 10-K and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates the graph by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$571,254	$604,192	$676,369	$645,693	$696,684
Operating expenses:
Operating expenses, exclusive of expenses shown below	471,206	610,674	620,292	765,229	698,496
Lease (settlement) abandonment	—	—	(10,088)	—	16,225
Depreciation and amortization	33,181	29,184	39,037	131,967	312,668
Impairment of intangible assets	—	—	131,637	391,003	2,359,764

	504,387	639,858	780,878	1,288,199	3,387,153

Operating income (loss)	66,867	(35,666)	(104,509)	(642,506)	(2,690,469)
Interest income (expense), net	26,602	15,544	5,498	(4,288)	(3,360)
Other income (expense), net	757	337	14,413	3,760	(101,919)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	94,226	(19,785)	(84,598)	(643,034)	(2,795,748)
Income tax expense (benefit)	21,762	(40,395)	(8,566)	(64,102)	(607,216)

Income (loss) from continuing operations before cumulative effect of accounting change	72,464	20,610	(76,032)	(578,932)	(2,188,532)
Discontinued operations(1)
Income (loss) from discontinued operations	—	8,394	23,336	9,054	(28,493)
Gain (loss) on disposal of discontinued operations	—	43,169	(28,882)	—	—
Income tax expense	—	17,358	12,883	7,520	18,113

Income (loss) from discontinued operations	—	34,205	(18,429)	1,534	(46,606)

Income (loss) before cumulative effect of accounting change	72,464	54,815	(94,461)	(577,398)	(2,235,138)
Cumulative effect of accounting change, net of tax	—	—	—	—	(4,188,037)

Net income (loss)	$72,464	$54,815	$(94,461)	$(577,398)	$(6,423,175)

Basic and diluted per share:
Income (loss) from continuing operations	$0.17	$0.05	$(0.18)	$(1.41)	$(5.33)
Net income (loss)	$0.17	$0.13	$(0.22)	$(1.41)	$(15.64)
Weighted average shares outstanding:
Basic	426,219	425,366	422,723	410,265	410,610
Diluted	426,288	426,240	422,723	410,265	410,610

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital	$434,811	$352,829	$392,388	$1,218	$13,756
Total assets	1,223,737	1,259,682	1,355,350	1,330,197	2,089,174
Long-term debt and capital lease obligations, less current portion	12,111	12,715	13,274	138,736	163,861
Total stockholders’ equity	453,125	373,206	310,792	375,973	894,470

(1)	See Note 2 to the Consolidated Financial Statements for details on discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations.

Overview

Gemstar-TV Guide International, Inc. (“Gemstar” or the “Company”) is a media, entertainment and technology company that develops, licenses, markets and distributes products and services targeted at the video guidance and entertainment needs of consumers worldwide.

The Company’s reportable business segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses.

Cable and Satellite. Our Cable and Satellite Segment includes the operations of TV Guide Channel, TV Guide Interactive, TVG Network, TV Guide SPOT and TV Guide Mobile Entertainment. The Cable and Satellite Segment is our largest segment, generating 53%, 45% and 34% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. The Cable and Satellite Segment generates revenue primarily from advertising and affiliate fees received by TV Guide Channel, licensing revenue received by TV Guide Interactive and wagering and licensing fees received by TVG Network.

Publishing. Our Publishing Segment consists of TV Guide Magazine, TV Guide Online (www.tvguide.com), and TV Guide Data Solutions. Our Publishing Segment is our second largest segment, generating 28%, 39% and 49% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Our Publishing Segment generates revenue primarily through subscription and newsstand sales of TV Guide magazine and advertising revenue received by TV Guide magazine and TV Guide Online.

Consumer Electronics (“CE”). The CE Segment consists of (i) CE IPG Technology for Company developed IPGs incorporated by CE manufacturers under the G-GUIDE brand in Japan, the GUIDE Plus+ brand in Europe and the TV Guide On Screen brand in North America, (ii) CE IPG Patent Licensing to third party guide developers such as CE manufacturers, set-top box manufacturers, interactive television software providers and program listings providers in the online, personal computer and other non-television businesses, and (iii) video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Japan (collectively referred to as “VCR Plus+”). For the years ended December 31, 2006, 2005 and 2004, the CE Segment generated 19%, 16% and 17% of our total revenue, respectively.

Corporate. The Corporate Segment includes the Company’s corporate management, legal, human resources, corporate finance, business development, product development, corporate marketing and information technology functions. The Corporate Segment also contains related costs, such as insurance and certain litigation, as well as costs associated with certain company-wide initiatives and the costs associated with early stage initiatives that have not yet been assigned to a business segment.

Consolidated Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

The following table sets forth certain financial information for the years ended December 31, 2006 and 2005, in thousands.

	Year Ended December 31,
	2006	2005	Change
Statement of Operations Data:
Revenues	$571,254	$604,192	$(32,938)

Operating expenses:
Operating expenses, exclusive of expenses shown below	471,206	610,674	(139,468)
Depreciation and amortization	33,181	29,184	3,997

	504,387	639,858	(135,471)

Operating income (loss)	66,867	(35,666)	102,533
Interest income, net	26,602	15,544	11,058
Other income, net	757	337	420

Income (loss) from continuing operations before income taxes	94,226	(19,785)	114,011
Income tax expense (benefit)	21,762	(40,395)	62,157

Income from continuing operations	72,464	20,610	51,854
Discontinued operations:
Income from discontinued operations	—	8,394	(8,394)
Gain on disposal of discontinued operations	—	43,169	(43,169)
Income tax expense	—	17,358	(17,358)

Income from discontinued operations	—	34,205	(34,205)

Net income	$72,464	$54,815	$17,649

For the year ended December 31, 2006, revenues were $571.3 million, a decrease of $32.9 million, or 5.5%, compared to the same period in 2005. The decrease in revenues was driven by a $79.7 million decrease in TV Guide magazine revenue partially offset by a $19.3 million increase in TV Guide Interactive revenue, a $14.0 million increase in IPG Patent Licensing revenue, a $5.6 million increase in TVG Network revenue and a $5.2 million increase in TV Guide Channel revenue.

For the year ended December 31, 2006, operating expenses, were $471.2 million, a decrease of $139.5 million, or 22.8%, compared to the same period in 2005. This decrease was primarily due to a $95.1 million decrease in production and operating expenses at TV Guide magazine. Additionally, the comparable period in 2005 included $32.4 million of costs for the now discontinued Inside TV magazine, for which there was no comparable expense in 2006. The year ended December 31, 2006 also included the reversal of $37.7 million in accrued expenses related to the November 2002 management and corporate governance restructuring involving Mr. Yuen and Ms. Leung (See Note 10 to the Consolidated Financial Statements).

Depreciation and Amortization

For the year ended December 31, 2006, depreciation and amortization was $33.2 million, an increase of $4.0 million, or 13.7%, compared to the same period in 2005. This is primarily due to an increase in depreciation expense caused by an increase in capital expenditures in 2006 and the latter half of 2005.

Interest income, net

For the year ended December 31, 2006, net interest income was $26.6 million, an increase of $11.1 million or 71.1%, compared to the same period in 2005. This increase was due to higher prevailing interest rates and improved cash management. Interest income in 2006 also benefited from the Company recording $2.1 million in interest income as part of the reversal of accrued expenses related to Mr. Yuen and Ms. Leung (See Note 10 to the Consolidated Financial Statements).

Legal and Other Loss Contingencies

Liabilities related to contingent matters at December 31, 2006 and December 31, 2005 were $9.7 million and $23.1 million, respectively. This decrease was primarily due to the Company making its final payment relating to the 2002 Shareholder Class Action (See Note 10 to the Consolidated Financial Statements).

For the year ended December 31, 2006, Company-wide outside legal expenses were $18.2 million, which is comprised of $4.1 million of expenses recorded in our Corporate Segment, $12.1 million in the CE Segment and $2.0 million in the Cable and Satellite Segment. For the year ended December 31, 2005, Company-wide outside legal expenses were $24.5 million, which is comprised of $13.6 million of expenses recorded in our Corporate Segment, $9.4 million in the CE Segment and $1.5 million in the Cable and Satellite Segment. The $9.5 million decrease in the Corporate Segment is primarily due to a reduction in expenses relating to our former officers, and includes the benefit of reversing $2.4 million in accrued expenses related to these former officers (See Note 10 to the Consolidated Financial Statements). The $2.7 million increase in the CE Segment is primarily due to an increase in patent prosecution and litigation costs. We continue to expect legal expenses to be significant for the foreseeable future.

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

Our effective tax rate on income from continuing operations before income taxes was 23.1% for the year ended December 31, 2006. Our effective tax rate in 2006 benefited from the elimination of the deferred tax asset and related valuation allowance for the amounts the Company had previously accrued under the November 2002 management and corporate governance restructuring involving Mr. Yuen and Ms. Leung (See Note 10 to the Consolidated Financial Statements).

Our effective tax rate on loss from continuing operations before income taxes was 204.2% for the year ended December 31, 2005. Our effective tax rate was primarily impacted by a decrease in the valuation allowance on deferred taxes and a benefit from the settlement of the Internal Revenue Service (the “IRS”) audit of the Company’s 2000 and 2001 federal income tax returns. The decrease in the valuation allowance was primarily due to our ability to currently utilize or carry back capital losses, net operating losses and tax credits to prior years, thus no longer requiring a valuation allowance against such losses and credits. This was partially offset by a valuation allowance on a portion of the deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast, which were entered into in 2004. While these advances were received during 2004, a substantial portion of these advances became taxable to us during 2005.

To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change. As of December 31, 2006 and 2005, we have established valuation allowances of $109.0 million and $134.1 million, respectively, against our deferred tax assets.

Discontinued Operations

On December 1, 2005 we sold our SkyMall in-flight catalog business to a private equity group for $43.3 million in cash. In addition, we retained approximately $4.0 million of SkyMall liabilities and approximately $12.0 million of SkyMall’s cash, cash equivalents, and marketable securities. We recorded a pre-tax gain of $43.2 million in connection with the sale.

Year ended December 31, 2005 compared to year ended December 31, 2004

The following table sets forth certain financial information for the years ended December 31, 2005 and 2004, in thousands.

	Year Ended December 31,
	2005	2004	Change
Statement of Operations Data:
Revenues	$604,192	$676,369	$(72,177)

Operating expenses:
Operating expenses, exclusive of expenses shown below	610,674	620,292	(9,618)
Lease settlement	—	(10,088)	10,088
Depreciation and amortization	29,184	39,037	(9,853)
Impairment of intangible assets	—	131,637	(131,637)

	639,858	780,878	(141,020)

Operating loss	(35,666)	(104,509)	68,843
Interest income, net	15,544	5,498	10,046
Other income, net	337	14,413	(14,076)

Loss from continuing operations before income taxes	(19,785)	(84,598)	64,813
Income tax benefit	(40,395)	(8,566)	(31,829)

Income (loss) from continuing operations	20,610	(76,032)	96,642
Discontinued operations:
Income from discontinued operations	8,394	23,336	(14,942)
Gain (loss) on disposal of discontinued operations	43,169	(28,882)	72,051
Income tax expense	17,358	12,883	4,475

Income (loss) from discontinued operations	34,205	(18,429)	52,634

Net income (loss)	$54,815	$(94,461)	$149,276

For the year ended December 31, 2005, revenues were $604.2 million, a decrease of $72.2 million, or 10.7%, compared to the same period in 2004. The decrease in revenues was primarily due to a $91.6 million decrease in TV Guide magazine revenue, partially offset by a $21.4 million increase in TV Guide Interactive revenue.

For the year ended December 31, 2005, operating expenses, were $610.7 million, a decrease of $9.6 million, or 1.6%, compared to the same period in 2004. This decrease was primarily due to a $43.5 million decrease in legal expenses which was partially offset by a $30.4 million increase in expenses at our Cable and Satellite Segment.

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

Company-wide outside legal expenses were $24.5 million and $68.0 million for the years ended December 31, 2005 and 2004, respectively. This decrease is primarily due to a $26.5 million and $16.7 million decline in legal expenses at our CE and Corporate segments, respectively. The decline in legal expenses at our CE Segment is due to reduced expenses for patent and antitrust litigation. The decline in legal expenses at our Corporate Segment is primarily due to reduced legal expenses for the Company’s former officers and directors.

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

Segment Results of Operations

The Company’s business segments are organized along three industry lines, in addition to a segment comprising certain corporate functions and related expenses. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss reviewed by the chief operating decision maker. Segment financial information is presented and reconciled to consolidated income (loss) from continuing operations before income taxes in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in Note 12 of the Consolidated Financial Statements.

Discussion relating to operating expenses for our segments uses the definition of operating expenses included in Note 12 of the Consolidated Financial Statements.

Year ended December 31, 2006 compared to year ended December 31, 2005

Cable and Satellite

The following table shows the breakdown of revenues in the Cable and Satellite segment by business unit (in thousands):

	Year Ended December 31,		Change
	2006	2005	Dollars	Percent
TV Guide Channel	$129,249	$124,064	$5,185	4.2%
TV Guide Interactive	115,380	96,115	19,265	20.0%
TVG Network	57,175	51,552	5,623	10.9%
Other	379	82	297	362.2%

Total	$302,183	$271,813	$30,370	11.2%

For the year ended December 31, 2006, TV Guide Channel advertising revenue increased by $4.0 million, compared to the prior year. This increase was primarily due to improved advertising inventory management and higher rates on national advertising airing between 11:00 AM and 2:00 AM.

TV Guide Channel is available in analog cable, digital cable and DBS homes. TV Guide Channel’s viewers come primarily from analog cable homes, where scroll data is still utilized for guidance. Digital cable and DBS homes have many more channels and generally use an IPG for listing information. TV Guide Channel’s overall distribution increased by approximately 2.4 million subscribers since December 31, 2005 due to an increase in digital cable and DBS homes, partially offset by a decrease in analog cable homes. As of December 31, 2006 approximately 38% of our total distribution was in analog cable households, down from approximately 45% at December 31, 2005. We believe this trend will continue as more subscribers upgrade from analog cable to digital cable or switch to DBS and as MSOs migrate the Channel from analog to digital. Despite the decline in analog cable subscribers, we were able to maintain our total day national household rating at the same level as 2005. This was due to an increase in household length of tune, average minutes viewed and an increase in digital cable and DBS viewers, compared to the prior year. We believe the increase in length of tune and average minutes viewed is related to our increased investment in programming for the channel. Ultimately, we believe our programming investment will lead to increased viewership from our total distribution—analog cable, digital cable and DBS households.

For the year ended December 31, 2006 affiliate revenues increased by $1.2 million, compared to the prior year. Future TV Guide Channel revenue growth will be largely dependent on our ability to grow advertising revenues, as the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts.

For the year ended December 31, 2006, TV Guide Interactive revenue increased by $19.3 million or 20.0%, when compared to the same period in 2005. This increase was primarily due to increases in licensing revenue due to an increase in existing licensees domestic cable and satellite subscribers that receive either our IPG or another party’s IPG provided under a patent license for which we are paid. Also contributing to this increase is the patent license agreement with British Sky Broadcasting Group plc signed in the fourth quarter of 2006. Due to the fact that we have previously licensed our IPG technology to most major domestic cable and satellite providers, our future revenue growth will largely depend upon the overall growth in domestic digital cable and satellite subscribers. Our future revenue growth will also benefit from the agreements we entered into with Cox Communications and Charter Communications in the first quarter of 2006. In addition, international markets could provide additional growth opportunities, however, licensing rates in international markets are generally expected to be lower than in domestic markets.

For the year ended December 31, 2006, TVG Network, our interactive cable and satellite television network focused on horseracing, increased revenues by $5.6 million or 10.9%, as compared to the same period in 2005. This growth reflects increased wagering volumes for both our wagering operations and the wagering operations of our licensees. Also contributing to this increase was $1.3 million from our arbitration settlement with YouBet.com, Inc. Our wagering operations and the wagering operations of our licensees have benefited from our continued growth in household distribution. As of December 31, 2006, TVG Network was available in approximately 19.4 million domestic cable and satellite homes, an increase of 7.8% as compared to December 31, 2005. TVG Network is also carried on Fox Sports Net in approximately 5.0 million southern California homes for two hours or more, five days a week and on the At the Races Network in over 11 million homes in the United Kingdom and Ireland.

Operating expenses in this Segment were $168.5 million for the year ended December 31, 2006, an increase of $5.0 million, or 3.1%, from the same period in the prior year. This increase was primarily due to a $6.0 million increase in TV Guide Channel programming and marketing expenses.

Additional Cable and Satellite segment Operating Statistics

	As of 12/31/2006	As of 12/31/2005
Subscriber Data (in thousands)(1)
TV Guide Channel	79,717	77,353
TVG Network	19,400	18,000
Domestic Cable and Satellite Technology Licenses	49,461	40,467
International Cable and Satellite Technology Licenses	9,534	1,100

(1)	Subscriber data represents:

•	Nielsen households for TV Guide Channel.
•	Domestic households for TVG Network are based primarily on information provided by distributors.
•

Domestic Cable and Satellite Technology Licenses is the number of subscribers that receive either our IPG or another party’s IPG provided under a patent license agreement from us, based upon information reported by cable and satellite providers.

•

International Cable and Satellite Technology Licenses is the number of subscribers that receive either our IPG or another party’s IPG provided under a patent license agreement from us, based upon information reported by cable and satellite providers.

Publishing

The following table shows the breakdown of revenues in the Publishing segment by business unit (in thousands):

	Year Ended December 31,		Change
	2006	2005	Dollars	Percent
TV Guide Magazine	$149,929	$229,580	$(79,651)	(34.7)%
TV Guide Online	10,246	8,006	2,240	28.0%
Other	1,912	314	1,598	508.9%

Total	$162,087	$237,900	$(75,813)	(31.9)%

The results for the year ended December 31, 2006 are for the full-sized, full-color, TV Guide magazine. During the majority of the comparable period of 2005 (41 weeks), we were publishing the magazine in a digest format. It is difficult to make meaningful comparisons between the financial results of the legacy digest and the new full-sized magazine, given the significant differences in the products and their business models. TV Guide magazine maintains a 52/53 week fiscal year instead of a calendar year, which results in an additional fiscal week every several years. The year ended December 31, 2006 included $2.6 million in revenue associated with this extra fiscal week.

Weekly total circulation for the year ended December 31, 2006 averaged 3.5 million. Since the October 2005 relaunch, we have eliminated most of our non-contributing sponsored copies. As a result of efforts to manage down the circulation base, subscriber revenues for the year ended December 31, 2006 declined by $38.1 million or 28.2% compared to the same period in the prior year. Average weekly-paid subscribers during the year ended December 31, 2006, decreased by 43.7% compared to the same period in the prior year. However, the impact on revenue from the decreases in average weekly-paid subscribers was partially offset by an increase in subscriber revenue per copy for the year ended December 31, 2006, compared to the same period in the prior year. On a go-forward basis, our objective is to maintain our current 3.2 million rate base.

Newsstand revenues for the year ended December 31, 2006 decreased by $3.4 million or 26.0%, compared to the same period in the prior year. This decline was primarily due to a lower average newsstand cover price and a 13.6% decrease in average weekly copies sold. Partially offsetting these declines was a $2.5 million decrease in initial placement order (“IPO”) fees associated with acquiring new rack space for the full-sized TV Guide magazine, as compared to the prior year. Emerging Issues Task Force Issue No. 01-09: Accounting for Consideration Given by a Vendor to a Customer requires certain consideration given by a vendor to a customer to be recorded as a reduction in revenue. As a result, TV Guide magazine revenues have been reported net of rack costs, retail display allowances, distribution fees and IPO fees.

Advertising revenues, for the year ended December 31, 2006, decreased by $35.7 million or 46.4% compared to the same period in the prior year. The anticipated decrease in advertising revenue was a result of the reduction in rate base and the reformatting of TV Guide magazine. While ad revenues declined, the reformatted magazine has been able to significantly increase its CPMs.

TV Guide magazine incurred approximately $44 million in operating losses for the year ended December 31, 2006. We anticipate incurring operating losses of approximately $30 million to $35 million in 2007 and continuing, but declining, losses for approximately the next three years thereafter.

TV Guide Online derives revenues primarily from advertising. For the year ended December 31, 2006, advertising revenues increased by $2.2 million or 28.4%, compared to the same period in 2005. This increase was primarily due to an increase in both CPMs and impressions delivered. During 2006, tvguide.com’s average unique users per month increased by 19.7% compared to the prior year.

Operating expenses in this Segment were $208.4 million for the year ended December 31, 2006, a decrease of $123.0 million, or 37.1%, from the same period in the prior year. This decrease was primarily due to a $72.8 million decrease in TV Guide magazine production costs related to a decrease in printed copies, as well as a $22.3 million decrease in TV Guide magazine operating costs. The decrease is also due to $32.4 million of expenses incurred in 2005 for the now discontinued Inside TV magazine, for which there was no comparable expense in 2006.

Additional Publishing Segment Operating Statistics

	2006	2005
	(in thousands)
TV Guide magazine circulation (1):
Newsstand (2)	285	330
Subscriptions	3,089	5,486
Sponsored/Other	133	2,408

	3,507	8,224

tvguide.com unique users (3)	3,099	2,589

(1)	Average weekly circulation for the year. 2005 includes 11 weeks of the full-sized TV Guide magazine.
(2)	Current period numbers include an estimate for returns. Prior period numbers are restated to reflect actual returns.
(3)	Average monthly unique users as measured by Nielsen//NetRatings.

Consumer Electronics

The following table shows the breakdown of revenues in the CE segment (in thousands):

	Year Ended December 31,		Change
	2006	2005	Dollars	Percent
IPG Patent Licensing	$39,650	$25,606	$14,044	54.8%
IPG Technology	25,506	17,451	8,055	46.2%
VCR Plus+	36,237	42,375	(6,138)	(14.5)%
Other	5,591	9,047	(3,456)	(38.2)%

Total	$106,984	$94,479	$12,505	13.2%

Our CE IPG Patent Licensing business includes IPG patent licenses with third parties other than cable and satellite providers. For the year ended December 31, 2006, revenues increased by $14.0 million, or 54.8% when compared to the same period in the prior year. This increase was primarily due to (i) the signing of a new patent license agreement with Yahoo! Inc. in the third quarter of 2006, (ii) an allocation of revenues related to a multi-product agreement signed earlier this year, which, subject to certain limitations, granted a CE manufacturer a license to incorporate our products and technologies into an unlimited number of CE devices over a fixed period of time, and (iii) a full year of revenue from IPG deployments by Scientific Atlanta, Inc. Revenue from IPG patent licenses also includes the continued amortization of up-front payments received under long-term patent licenses; $17.1 million for each of the years ended December 31, 2006 and 2005.

Our CE IPG Technology business includes our IPG’s incorporated by CE manufacturers under the GUIDE Plus+ brand in Europe, the G-GUIDE brand in Japan, and the TV Guide On Screen brand in North America and CE IPG advertising revenue. For the year ended December 31, 2006, total revenues from our CE IPG Technology business increased by $8.1 million or 46.2%. This increase was primarily driven by increases in revenues from the incorporation of our IPG technology in CE products sold in all regions. Also contributing to this increase was $0.5 million in revenue from units shipped prior to the third quarter of 2005, but reported to us in the current year.

For the year ended December 31, 2006, VCR Plus+ overall revenues decreased by $6.1 million or 14.5% compared to the same period in the prior year. The decrease is primarily due to a decline in reported units shipped by CE manufacturers that incorporate VCR Plus+ and from not recognizing revenue from two CE manufacturers whose contracts have expired. Although these manufacturers continued to ship units, they have neither provided us with units shipped reports nor remitted payment. We anticipate entering into new agreements with these two manufacturers in the first half of 2007. It is also anticipated that the units shipped, but not yet reported to us will be included in these agreements. Revenues in 2006 also included $0.5 million from units shipped prior to the third quarter of 2005, but reported to us in the current year.

We believe that demand from consumers for more advanced guidance and recording capabilities will continue to grow as the cost of CE devices incorporating these technologies decreases. We believe this demand will increase our CE IPG Technology and CE IPG Patent Licensing revenues and more than offset the decrease in VCR Plus + revenues.

For the year ended December 31, 2006, Other revenues decreased by $3.5 million or 38.2%. This is primarily due to a decrease in sales at Norpak Corporation, our majority owned subsidiary that manufactures data insertion equipment primarily for broadcasters.

For the year ended December 31, 2006, operating expenses in this segment were $57.8 million, an increase of $3.5 million or 6.4% when compared to the same period in 2005. Increases of $3.1 in legal settlement reserves and $2.7 million in legal expenses, were partially offset by a decrease in compensation costs due to staff reductions and severance expenses recorded in 2005.

Corporate

For the year ended December 31, 2006, corporate expenses were $34.6 million a decrease of $26.9 million compared to the same period in the prior year. This decrease is primarily due to the reversal of $37.7 million in accrued expenses related to the November 2002 management and corporate governance restructuring involving Mr. Yuen and Ms. Leung (See Note 10 to the Consolidated Financial Statements). Also contributing is a $9.5 million reduction in legal expenses, primarily those related to our former officers. This reduction includes the benefit of reversing $2.4 million in legal accruals related to our former officers (See Note 10 to the Consolidated Financial Statements). These decreases were partially offset by a $19.0 million increase in costs related to our product development and technology group and strategic initiatives, including the implementation of Oracle as our centralized financial system.

Year ended December 31, 2005 compared to year ended December 31, 2004

Cable and Satellite

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

IPG advertising revenues for the year ended December 31, 2005 decreased by $2.9 million or 39.6%, as compared to the same period in 2004. This decrease is due to the MSO that provided us with the majority of our advertising carriage in 2004 not carrying IPG advertising on the majority of its systems in 2005

For the year ended December 31, 2005, TVG Network, our interactive cable and satellite television network focused on horseracing, increased revenues by $12.6 million or 32.2%, as compared to the same period in 2004. This growth reflects increased wagering volumes for both our wagering operations and the wagering operations of our licensees. Our wagering operations and the wagering operations of our licensees have benefited from our continued growth in household distribution. As of December 31, 2005, TVG Network was available in approximately 18.0 million domestic cable and satellite homes, an increase of 25.9% as compared to December 31, 2004.

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

Additional Cable and Satellite segment Operating Statistics

	As of 12/31/2005	As of 12/31/2004
Subscriber Data (in thousands)(1)
TV Guide Channel	77,353	76,667
TVG Network	18,000	14,300
Domestic Cable and Satellite Technology Licenses	40,467	33,343
International Cable and Satellite Technology Licenses	1,100	1,000

(1)	Subscriber data represents:

•	Nielsen households for TV Guide Channel
•	Domestic households for TVG Network are based primarily on information provided by distributors
•

Domestic Cable and Satellite Technology Licenses is the number of subscribers that receive either our IPG or another party’s IPG provided under a patent license agreement from us, based upon information reported by cable and satellite providers.

•

International Cable and Satellite Technology Licenses is the number of subscribers that receive either our IPG or another party’s IPG provided under a patent license agreement from us, based upon information reported by cable and satellite providers.

Publishing

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

TV Guide Online derives revenues primarily from advertising. For the year ended December 31, 2005, advertising revenues increased by $1.6 million or 25.4%, as compared to the same period in 2004. This increase was primarily due to an increase in conventional advertising as conventional advertisers have focused more of their advertising spend on the internet and entertainment oriented websites. Although our ad revenue increased, our number of average unique users declined by 8% as compared to the same period in the prior year.

Other revenues for 2005 primarily include the operations of Inside TV magazine and TV Guide Data Solutions. In November of 2005 we ceased publication of Inside TV magazine. In 2005 we incurred $32.4 million in losses associated with the operations and shut-down of Inside TV magazine.

Operating expenses in this Segment were $331.3 million for the year ended December 31, 2005, a decrease of $1.7 million, or 0.5%, from the same period in the prior year. This decrease was primarily due to a $36.7 million decrease in expenses at TV Guide magazine, partially offset by $32.4 million in Inside TV expenses. The decrease in TV Guide magazine expenses was primarily due to a $30.2 million decrease in production costs, primarily due to a decrease in printed copies, and a $6.5 million decrease in TV Guide magazine operating costs

Additional Publishing segment Operating Statistics

	2005	2004
	(in thousands)
TV Guide magazine circulation (1):
Newsstand (2)	330	450
Subscriptions	5,486	5,779
Sponsored/Other	2,408	2,780

	8,224	9,009

tvguide.com unique users (3)	2,589	2,823

(1)	Average weekly circulation for the year. 2005 includes 11 weeks of the full-sized TV Guide magazine.
(2)	Current period numbers include an estimate for returns. Prior period numbers are restated to reflect actual returns.
(3)	Average monthly unique users as measured by Nielsen//NetRatings.

Consumer Electronics

The following table shows the breakdown of revenues in the CE segment (in thousands):

	Year Ended December 31,		Change
	2005	2004	Dollars	Percent
IPG Patent Licensing	$25,606	$33,195	$(7,589)	(22.9)%
IPG Technology	17,451	15,594	1,857	11.9%
VCR Plus+	42,375	51,531	(9,156)	(17.8)%
DBS	693	9,719	(9,026)	(92.9)%
Other	8,354	7,502	852	11.4%

Total	$94,479	$117,541	$(23,062)	(19.6)%

Our CE IPG Patent Licensing business includes IPG patent licenses with third parties other than cable and satellite providers. For the year ended December 31, 2005, revenues decreased by $7.6 million, or 22.9% when compared to the same period in the prior year. This decrease was primarily due to $14.0 million in settlements being received in 2004, partially offset by an increase in revenue from North American patent licensing deals. Revenue from IPG patent licenses also includes the continued amortization of up-front payments received under long-term patent licenses; $17.1 million for each of the years ended December 31, 2005 and 2004.

Our CE IPG Technology business includes our IPG’s incorporated by CE manufacturers under the GUIDE Plus+ brand in Europe, the G-GUIDE brand in Japan, and the TV Guide On Screen brand in North America and CE IPG advertising revenue. For the year ended December 31, 2005, total revenues from our CE IPG Technology business increased by $1.9 million. This increase was primarily due to increases in revenue from the incorporation of our IPG Technology in CE products sold in Japan and Europe.

For the year ended December 31, 2005, VCR Plus+ revenues decreased by $9.2 million or 17.8% compared to the same period in the prior year. This decline was partially due to not recognizing revenue from a major CE manufacturer whose contract expired. Although this CE manufacturer continued to ship units in the year, it did not remit payment to us nor provide us with a units shipped report. The remainder of this decline is primarily due to a decline in units incorporating our VCR Plus+ technology shipped by tier-one manufacturers as well as a reduction in revenue due to technology bundling deals. In order to encourage the incorporation of our IPG in CE products, we offered certain large CE manufacturers the opportunity to bundle both our IPG and VCR Plus+ technology at a significant discount beginning with sales reported in the first quarter of 2005. The decline at these tier-one CE manufacturers was partially offset by increased revenue from manufacturers of mid to low-end digital recorders, including tier-two manufacturers who had not previously licensed this technology.

For the year ended December 31, 2005, DBS revenues decreased by $9.0 or 92.9% compared to the same period in the prior year. As a result of our agreement with DirecTV, DBS revenues are no longer collected from CE manufacturers of DirecTV’s set-top boxes, but instead are paid by DirecTV, and thus reported in our Cable and Satellite Segment, on a recurring revenue model based initially on new subscribers. Additionally, revenues for year ended December 31, 2004 included $5.4 million in settlements.

For the year ended December 31, 2005, operating expenses in this segment were $54.3 million, a decrease of $20.6 million or 27.5% when compared to the same period in 2004. This decrease was largely due to a $26.5 million decrease in the CE Segment’s legal expenses, primarily due to the Scientific-Atlanta, Inc. settlement. The decline in legal expenses was partially offset by a $3.0 million increase in compensation costs, primarily due to $2.5 million in severance costs.

Corporate

For the year ended December 31, 2005, corporate expenses were $61.5 million a decrease of $17.4 million or 22.1% as compared to the same period in the prior year. The decline in corporate expenses was primarily due to a $16.7 million decline in corporate legal expenses, which was primarily due to a $13.0 million decrease in legal expenses related to our former officers.

Liquidity and Capital Resources

As of December 31, 2006, our cash, cash equivalents and marketable securities were $513.6 million. In addition, we had restricted cash of $31.8 million maintained in segregated, interest-bearing accounts. Of this amount, $30.9 million relates to the November 2002 management and corporate governance restructuring, which is described in Note 10 to the Consolidated Financial Statements.

Net cash flows provided by operating activities were $76.4 million for the year ended December 31, 2006 compared to cash used of $121.7 million for the same period last year. The increase was primarily due to the receipt of $38.2 million in net income tax refunds for the year ended December 31, 2006 versus $93.6 million in income tax payments in 2005 and the release of $8.4 million in restricted cash (See Note 10 to the Consolidated Financial Statements). The current year also benefited from an increase in Adjusted EBITDA as compared to 2005.

TV Guide magazine incurred approximately $44 million in operating losses for the year ended December 31, 2006. We anticipate incurring operating losses of approximately $30 million to $35 million in 2007 and continuing, but declining, losses for approximately the next three years thereafter.

Net cash flows used in investing activities were $76.7 million for the year ended December 31, 2006 compared to $23.5 million provided in the same period last year. This was primarily due to a $41.9 million increase in net marketable securities purchases, the prior year including $43.3 million in proceeds from the sale of SkyMall and an $11.7 million increase in capital expenditures.

We continue to pursue strategic initiatives to better position ourselves as the leading consumer brand for video guidance across multiple platforms. We anticipate that these initiatives will result in additional capital and operating expenditures. For the year ended December 31, 2006, we made capital expenditures of $33.8 million. In 2007, we plan to make capital expenditures of approximately $24.0 million to $28.0 million. In addition to these capital expenditures, we anticipate additional operating expenses associated with these initiatives, as well as with our cross platform product development and technology and corporate marketing activities. For the year ended December 31, 2006, we incurred approximately $19.3 million of such operating expenses, which included $11.6 million for cross platform product development and technology activities. In 2007, we expect to incur $35 million to $45 million of such expenses, which includes approximately $19 million for cross platform product development and technology and $15 million to $20 million for corporate marketing, including launching a major cross-platform marketing campaign to drive greater usage of our products and elevate our brand.

Net cash flows used in financing activities were $0.3 million for the year ended December 31, 2006, compared to cash provided of $5.1 million for the same period last year. The decrease in cash provided from financing activities is primarily due to a $5.4 million decline in proceeds from stock options exercised.

We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in deferred revenue on the consolidated balance sheets. As of December 31, 2006, current and long-term deferred revenue totaled $497.5 million. Our liability for prepaid magazine subscriptions is limited to the unearned payments in the event customers cancel their subscriptions. Our liability for other payments is limited to a refund of unearned payments in the event that we are unable to provide service. No material refunds have been paid to date. For the year ended December 31, 2006, we reduced our balance sheet deferred revenue by $67.7 million, including $17.1 million related to the reduction in TV Guide magazine’s circulation base. We anticipate reducing our balance sheet deferred revenue by approximately $47 million to $53 million in 2007, primarily from the recognition of deferred revenue.

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

The following is a summary of our future minimum payments under certain contractual obligations as of December 31, 2006 (in millions):

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital Leases	$20.3	$1.6	$3.2	$3.2	$12.3
Operating Leases	32.7	13.1	12.7	4.2	2.7
Purchase Obligations	36.8	22.9	9.6	2.4	1.9
Guideworks LLC Funding Obligations	41.1	14.7	26.4	—	—

Total	$130.9	$52.3	$51.9	$9.8	$16.9

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from our current expectations. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our consolidated financial statements. For a summary of all of the Company’s significant accounting policies, see Note 1 to the Consolidated Financial Statements.

Revenue Recognition

License Fees

We generally recognize license fees based on a per-unit shipped model (with consumer electronics manufacturers) or a per subscriber model (with service providers). Our revenues from per-unit license fees are recognized in the period the manufacturers report the number of units shipped. Revenues from per-subscriber fees are recognized in the period services are provided by a licensee, as reported to us by the licensee. Revenues from annual and other license fees generally are recognized based on the specific terms of the license agreements. For instance, we entered into certain arrangements under which substantial flat fees were paid upfront in addition to ongoing per-unit license fees. In such cases, the prepaid fees were deferred and recognized as revenue on a straight-line basis over the term of the agreement. In certain cases, we will license our technology for an unlimited number of units over a specified period of time during which we have continuing obligations. We record the fees associated with these arrangements on a straight-line basis over the specified term. In addition, we have licensing arrangements with MSOs under which we share a portion of the IPG advertising revenue that we generate through the MSO. In some cases, we guarantee that a substantial portion of the MSO’s license fees paid to us will be reimbursed to the MSO through our ad-sharing obligation. To the extent the ad-sharing fees are not sufficient to meet these guarantees, we are obligated to purchase advertising on the MSO’s platform. Because the license fee is not fixed or determinable until resolution of the sharing or advertising buyback, which is typically settled quarterly, the advertising buyback guarantees and advertising revenue sharing are netted against the license fees so that only a net license fee amount is recognized.

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

Impairment of Long-Lived Assets and Intangible Assets

We review our long-lived assets, indefinite lived intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill and indefinite lived intangible assets are also subject to an annual impairment test. Impairment of goodwill occurs when the carrying value of the reporting unit exceeds the net present value of cash flows for that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. Impairment of an indefinite lived intangible asset occurs when the carrying value of the asset exceeds its fair value, which we estimate based on the benefit the Company receives from owning rather than licensing the trademarks. The value of our long-lived assets, indefinite lived intangible assets and goodwill, are exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends.

The determination as to whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable involves our judgment. In addition, should we conclude that recoverability of an asset is in question, the estimate of future operating cash flows used to determine whether an asset is recoverable and, if not, the final determination of the fair value of the asset is also based on our judgment. These judgments can be impacted by a variety of underlying assumptions, such as the general business climate, effectiveness of competition and supply and cost of resources. Accordingly, actual results can differ significantly from the assumptions made by us in making estimates. Future changes in our estimates could result in indicators of impairment and actual impairment charges where none exist as of the date of this report.

Income Taxes

We have income both from foreign and domestic sources. The Company’s tax structure is complex. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of our actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. The ultimate resolution of our current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we have established valuation allowances against our deferred tax assets, in the future we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other portions of this Form 10-K contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. Statements containing expressions such as “may,” “will,” “continues,” “believes,” “intends,” “anticipates,” “estimates,” “plans” or “expects” used in the Company’s periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-Q and 8-K are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, those referred to in “Certain Risks Affecting Business, Operating Results and Financial Condition” and elsewhere in this Form 10-K. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to those discussed above. Such factors, together with the other information in this Form 10-K, should be considered carefully in evaluating an investment in the Company’s common stock. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company’s behalf may issue. The Company undertakes no obligation to revise any forward-looking statements to reflect events or circumstances after the date of this report.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion.

During the quarter ended December 31, 2006, we implemented Oracle as our centralized financial system. In connection with this implementation we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and to take advantage of enhanced automated controls provided by the new system. There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

Gemstar-TV Guide International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gemstar-TV Guide International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gemstar-TV Guide International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Gemstar-TV Guide International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gemstar-TV Guide International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Gemstar-TV Guide International, Inc. and our report dated February 14, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 14, 2007

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding directors, the Company’s Audit Committee and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2006. The information regarding executive officers appears under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K and is also incorporated by reference in this section.

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

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC. (Registrant)

Date: February 28, 2007	By:	/S/ BEDI A. SINGH
Bedi A. Singh Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on February 28, 2007 in the capacities indicated.

Signatures	Title

/S/ RICHARD BATTISTA Richard Battista	Chief Executive Officer and Director (Principal Executive Officer)

/S/ BEDI A. SINGH Bedi A. Singh	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ PETER C. HALT Peter C. Halt	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/S/ ANTHEA DISNEY Anthea Disney	Chairman and Director

/S/ PETER CHERNIN Peter Chernin	Director

/S/ DAVID F. DEVOE David F. DeVoe	Director

/S/ NICHOLAS DONATIELLO, JR. Nicholas Donatiello, Jr.	Director

/S/ JAMES E. MEYER James E. Meyer	Director

/S/ K. RUPERT MURDOCH K. Rupert Murdoch	Director

/S/ JAMES P. O’SHAUGHNESSY James P. O’Shaughnessy	Director

/S/ RUTHANN QUINDLEN Ruthann Quindlen	Director

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

All schedules for annual reports filed on Form 10-K are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Gemstar-TV Guide International, Inc.

We have audited the accompanying consolidated balance sheets of Gemstar-TV Guide International, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gemstar-TV Guide International, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gemstar-TV Guide International, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 14, 2007

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$464,637	$465,131
Restricted cash	31,814	39,484
Marketable securities	48,938	9,253
Receivables, net	73,786	77,230
Deferred tax assets, net	13,491	21,305
Current income taxes receivable	49,588	50,204
Other current assets	18,329	29,348

Total current assets	700,583	691,955
Property and equipment, net	68,182	51,127
Indefinite-lived intangible assets	61,921	61,800
Finite-lived intangible assets, net	92,340	107,638
Goodwill	260,503	259,524
Income taxes receivable, long-term	22,731	55,629
Deferred tax assets, long-term	3,141	10,143
Other assets	14,336	21,866

	$1,223,737	$1,259,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,392	$29,111
Accrued liabilities	104,259	166,285
Income taxes payable	—	3,259
Current portion of capital lease obligations	605	558
Current portion of deferred revenue	128,516	139,913

Total current liabilities	265,772	339,126
Long-term capital lease obligations, less current portion	12,111	12,715
Deferred revenue, less current portion	368,950	425,286
Other liabilities	123,779	109,349
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 150,000 shares, none issued	—	—
Common stock, par value $.01 per share; authorized 2,350,000 shares; 433,759 shares issued and 427,889 shares outstanding at December 31, 2006; 433,759 shares issued and 426,162 shares outstanding at December 31, 2005	4,337	4,337
Additional paid-in capital	8,456,117	8,465,785
Accumulated deficit	(7,950,421)	(8,022,885)
Accumulated other comprehensive income, net of tax	665	477
Treasury stock, at cost; 5,870 shares at December 31, 2006 and 7,597 shares at December 31, 2005	(57,573)	(74,508)

Total stockholders’ equity	453,125	373,206

	$1,223,737	$1,259,682

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenues:
Cable and Satellite	$302,183	$271,813	$230,948
Publishing	162,087	237,900	327,880
Consumer Electronics	106,984	94,479	117,541

	571,254	604,192	676,369
Operating expenses:
Cable and Satellite	169,104	163,448	133,040
Publishing	208,732	331,343	333,004
Lease settlement	—	—	(10,088)
Consumer Electronics	57,936	54,296	74,941
Corporate	35,434	61,587	79,307

Operating expenses, exclusive of expenses shown below	471,206	610,674	610,204
Depreciation and amortization	33,181	29,184	39,037
Impairment of intangible assets	—	—	131,637

	504,387	639,858	780,878

Operating income (loss)	66,867	(35,666)	(104,509)
Interest income, net	26,602	15,544	5,498
Other income, net	757	337	14,413

Income (loss) from continuing operations before income taxes	94,226	(19,785)	(84,598)
Income tax expense (benefit)	21,762	(40,395)	(8,566)

Income (loss) from continuing operations	72,464	20,610	(76,032)

Discontinued operations:
Income from discontinued operations	—	8,394	23,336
Gain (loss) on disposal of discontinued operations	—	43,169	(28,882)
Income tax expense	—	17,358	12,883

Income (loss) from discontinued operations	—	34,205	(18,429)

Net income (loss)	$72,464	$54,815	$(94,461)

Basic and diluted per share:
Income (loss) from continuing operations	$0.17	$0.05	$(0.18)
Income (loss) from discontinued operations	—	0.08	(0.04)

Net income (loss)	$0.17	$0.13	$(0.22)

Weighted average shares outstanding:
Basic	426,219	425,366	422,723
Diluted	426,288	426,240	422,723

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Unearned Compensation	Treasury stock		Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2003	427,864	$4,279	$8,452,702	$(7,983,239)	$743	$(246)	(10,019)	$(98,266)	$375,973
Comprehensive loss:
Net loss	—	—	—	(94,461)		—	—	—	(94,461)
Unrealized losses on marketable securities	—	—	—	—	(51)	—	—	—	(51)
Foreign currency translation adjustments	—	—	—	—	(33)	—	—	—	(33)

Total comprehensive loss									(94,545)
Issuance of treasury stock	—	—	(1,553)	—	—	—	328	3,222	1,669
Exercise of stock options	5,873	58	27,285	—	—	—	—	—	27,343
Issuance of restricted stock	17	—	96	—	—	—	—	—	96
Unearned compensation	—	—	10	—	—	(10)	—	—	—
Stock compensation expense	—	—	—	—	—	256	—	—	256

Balances at December 31, 2004	433,754	4,337	8,478,540	(8,077,700)	659	—	(9,691)	(95,044)	310,792
Comprehensive income:
Net income	—	—	—	54,815	—	—	—	—	54,815
Foreign currency translation adjustments	—	—	—	—	(182)	—	—	—	(182)

Total comprehensive income									54,633
Exercise of stock options	5	—	(14,874)	—	—	—	2,094	20,536	5,662
Tax benefit from exercise of stock options	—	—	2,119	—	—	—	—	—	2,119

Balances at December 31, 2005	433,759	4,337	8,465,785	(8,022,885)	477	—	(7,597)	(74,508)	373,206
Comprehensive income:
Net income	—	—	—	72,464	—	—	—	—	72,464
Foreign currency translation adjustments	—	—	—	—	188	—	—	—	188

Total comprehensive income									72,652
Exercise of stock options	—	—	(567)	—	—	—	81	793	226
Issuance of restricted stock	—	—	(102)	—	—	—	19	183	81
Treasury stock issued for shareholder class action settlement	—	—	(11,045)	—	—	—	1,627	15,959	4,914
Stock compensation expense	—	—	2,027	—	—	—	—	—	2,027
Excess tax benefit from exercise of stock options	—	—	19	—	—	—	—	—	19

Balances at December 31, 2006	433,759	$4,337	$8,456,117	$(7,950,421)	$665	$—	(5,870)	$(57,573)	$453,125

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$72,464	$54,815	$(94,461)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,181	30,140	40,548
Deferred income taxes	14,816	(55,859)	(2,242)
(Gain) loss on disposal of discontinued operations	—	(43,169)	28,882
Stock compensation expense	2,027	132	437
Impairment of intangible assets	—	—	131,637
Gain on sale of equity investments	—	—	(14,482)
Gain on lease settlement	—	—	(10,088)
Other	3,995	4,846	1,346
Changes in operating assets and liabilities:
Receivables	4,010	28,107	(16,097)
Restricted cash	7,670	(604)	(1,334)
Income taxes receivable/payable, net	30,255	(40,475)	20,997
Other assets	14,958	6,939	3,842
Accounts payable, accrued liabilities and other liabilities	(39,236)	(31,167)	(61,535)
Deferred revenue	(67,733)	(75,406)	359,667

Net cash provided by (used in) operating activities	76,407	(121,701)	387,117

Cash flows from investing activities:
Purchases of minority interests and investments	(3,242)	—	(16,943)
Proceeds from dispositions of businesses	—	43,257	48,000
Proceeds from sale of equity investments	—	—	14,538
Purchases of marketable securities	(103,285)	(22,932)	(10,700)
Sales and maturities of marketable securities	63,585	25,099	4,775
Proceeds from sale of assets	9	144	2,640
Additions to property and equipment	(33,803)	(22,093)	(13,377)

Net cash (used in) provided by investing activities	(76,736)	23,475	28,933

Cash flows from financing activities:
Repayments of long-term debt	—	—	(138,736)
Repayments of capital lease obligations	(557)	(516)	(1,962)
Proceeds from exercise of stock options	226	5,662	27,343
Excess tax benefit from exercise of stock options	19	—	—
Distributions to minority interests	—	—	(1,060)

Net cash (used in) provided by financing activities	(312)	5,146	(114,415)

Effect of exchange rate changes on cash and cash equivalents	147	(318)	(466)

Net (decrease) increase in cash and cash equivalents	(494)	(93,398)	301,169
Cash and cash equivalents at beginning of period	465,131	558,529	257,360

Cash and cash equivalents at end of period	$464,637	$465,131	$558,529

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$14,232	$93,643	$7,004
Cash received from income tax refunds	52,434	—	1,583
Cash paid for interest	1,043	1,085	1,888

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Gemstar-TV Guide International, Inc., a Delaware Corporation (“Gemstar” or the “Company”), is a media, entertainment and technology company that develops, licenses, markets and distributes products and services targeted at the video guidance and entertainment needs of consumers worldwide.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned or majority owned subsidiaries and entities in which it has a controlling financial interest and exercises control over operations (collectively, “Subsidiaries”). All material intercompany balances and transactions have been eliminated in consolidation. The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to December 31 for its TV Guide magazine and related businesses. Fiscal year 2006 was comprised of a 53-week period and fiscal year 2005 and 2004 comprised 52-week periods.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure for tax positions. The provisions of FIN 48 will be effective for the Company beginning in fiscal 2007. The Company does not anticipate the adoption of FIN 48 will have a material impact on the Company’s results of operations or financial position.

Investments

The Company accounts for its 49% share of the operations of the Guideworks, LLC joint venture with Comcast Corporation as an operating expense in accordance with SFAS No. 68, Research and Development Arrangements. For the years ended December 31, 2006, 2005 and 2004, the Company recorded $13.7 million, $12.6 million and $6.9 million, respectively, of operating expenses in its Cable and Satellite Segment relating to Guideworks, LLC. Other investments of 50% or less in entities as to which the Company has the ability to exercise significant influence over operations, including investments in other corporate joint ventures, are accounted for using the equity method. All other investments are accounted for under the cost method. Investments are included in other assets on the consolidated balance sheet.

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

Reclassifications

In fiscal 2005, the Company sold its SkyMall in-flight catalog business and in 2004 the Company sold its SNG Businesses (see Note 2). Accordingly, these businesses are shown as discontinued operations in the accompanying consolidated statements of operations. Therefore, unless otherwise indicated, amounts provided in these notes pertain to continuing operations.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

Certain financial statement items for prior periods have been reclassified to conform to the 2006 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

Restricted Cash

In 2006, restricted cash represents funds placed in a segregated account on behalf of the Company’s former Chief Executive Officer under the terms of agreements executed in November 2002 (See Note 10) and $0.9 million held as collateral for surety bonds issued on behalf of one of the Company’s subsidiaries. In 2005, restricted cash also includes funds placed in a segregated account on behalf of the Company’s former Chief Financial Officer under the terms of agreements executed in November 2002 (See Note 10).

Marketable Securities

Marketable securities include commercial paper, time deposits and U.S. Government Agency debt securities. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The Company’s marketable securities are reviewed each reporting period for declines in value that are considered to be other-than-temporary and, if appropriate, written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net in the consolidated statement of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income, net in the consolidated statement of operations.

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

Machinery and equipment	3 to 7 years
Transponders under capital leases	15 years

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

Accounting for Stock Options

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“Statement 123R”) as of January 1, 2006. Statement 123R requires the Company to expense, in its consolidated statement of operations, the estimated fair value of employee stock options and similar awards. The Company adopted the provisions of Statement 123R using the modified prospective transition method and has not restated prior periods’ results. Under this transition method, all awards granted prior to, but not yet vested as of January 1, 2006, are included in stock compensation expense using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Stock compensation expense for all share based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The Company recognizes compensation costs for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award, which is generally the option vesting term of four years. For the year ended December 31, 2006, the Company recorded $2.0 million of stock compensation expense in its consolidated statement of operations. The adoption of Statement 123R reduced net income by $1.7 million and basic and diluted earnings per share by less than $0.01 for the year ended December 31, 2006.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

The pro forma table below reflects net income (loss) and basic and diluted net income (loss) per share for the years ended December 31, 2005 and 2004, had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123. For purposes of this pro forma disclosure, the fair value of the stock options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting period (in thousands, except per share data).

	Year ended December 31,
	2005	2004
Net income (loss):
As reported	$54,815	$(94,461)
Add: Stock-based compensation cost included in reported net income (loss), net of related tax effects	132	437
Less: Stock-based compensation cost, net of related tax effects	(29,013)	(17,587)

Pro forma	$25,934	$(111,611)
Basic and diluted income (loss) per share:
As reported	$0.13	$(0.22)
Pro forma	0.06	(0.26)

On August 9, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of unvested “underwater” stock options granted prior to August 9, 2005 under the Company’s 1994 Stock Incentive Plan, as amended and restated. The affected options were those with exercise prices greater than $3.03 per share, which was the closing price of the Company’s common stock on the Nasdaq Stock Market on August 9, 2005. The Compensation Committee’s decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the applicable effective date of Statement 123R. In addition, the Compensation Committee considered that because these options had exercise prices in excess of the current market value they were not fully achieving their original objectives of incentive compensation and employee retention. As a result of this action, the vesting of approximately 5.7 million previously unvested stock options was accelerated, and those options become immediately exercisable. The above pro forma compensation expense disclosure for the year ended December 31, 2005 includes $16.7 million due to the accelerated vesting of stock options discussed above as well as $4.6 million due to the accelerated vesting of stock options, in accordance with the employment agreements, of certain former executives who left the Company during the first quarter of 2005.

The per share weighted-average fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004, was $1.73, $2.21 and $4.66, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2006	2005	2004
Risk-free interest rate	4.6%	4.1%	4.1%
Expected volatility	49.4%	46.0%	78.0%
Expected life (years)	6.3	6.5	10.0
Expected dividend yield	—%	—%	—%

For the years ended December 31, 2006 and 2005, the Company’s volatility estimate was based on the Company’s historical daily volatility from April 1, 2003 (the day after the Company restated its 2002 and prior financial results) as well as the implied volatility of the Company’s exchange traded options. For the year ended December 31, 2004 the volatility estimate was based on the Company’s historical monthly volatility since the Company went public in 1995. For the year ended December 31, 2006 and 2005, the estimated expected term was determined based on the formula described in Staff Accounting Bulletin No. 107 for estimating the expected term of “plain vanilla” options.

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

Revenue Recognition

General

The Company follows the guidance of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, for revenue recognition and analogizes to the guidance in Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). Under this guidance, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

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

License Fees

The Company licenses its proprietary technologies to consumer electronics manufacturers and to service providers (including cable multiple system operators (“MSOs”) and other owners and operators of cable television systems, telephone networks, Internet service providers, Internet Web sites, digital broadcast satellite (“DBS”) providers, wireless systems and other multi-channel video programming distributors). It is the Company’s normal practice to enter into written agreements with its customers. The Company generally recognizes such license fees based on a per unit shipped model (with consumer electronics “CE” manufacturers) or a per subscriber model (with service providers). The Company’s recognition of revenues from per unit license fees is based on units reported shipped in the period by the manufacturers. In certain instances, manufacturers prepay license fees for a guaranteed minimum number of unit shipments over a specified period. Revenues are recognized as the manufacturers report the number of units shipped. If any portion of the prepayment remains at the end of the period, it is recognized as revenue in the final month of the period. Fees for shipments in excess of the minimum are recognized in the period the manufacturers report the units shipped. Revenues from per subscriber fees are recognized in the period services are provided by a licensee, as reported to us by the licensee. See “Multiple-Element Arrangements” below.

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

Magazine Sales

Subscription revenue is recognized as magazines are delivered to subscribers on a straight-line basis over the term of the contract. Marketing fees paid to acquire circulation from agent sources are netted against subscription revenue. Newsstand revenues are recognized based on the on-sale dates of magazines. Allowances for estimated returns are recorded based upon historical experience. The Company’s liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions.

Advertising

The Company generates advertising revenue on four main platforms; TV Guide magazine, TV Guide Channel, its interactive program guides (“IPGs”) and TV Guide Online. Magazine advertising is recognized upon release of magazines for sale to consumers. The Company recognizes advertising revenue for the remaining media when the related advertisement is aired. All advertising is stated net of agency commissions and discounts. See “Multiple-Element Arrangements” below.

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

For multiple-element arrangements the Company follows the guidance contained in EITF 00-21 and SAB 104. Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting where the delivered item has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered item. Consideration is allocated among the separate units of accounting based on their relative fair values.

Research and Development Costs

Research and development costs relate to the design, development and testing of new systems, applications and technologies, and are charged to expense as incurred. Research and development costs of $30.7 million, $31.6 million and $25.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, are included in operating expenses.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

Advertising Costs

Costs for direct mailings and insert cards sent out by TV Guide magazine are expensed when mailed. All other advertising costs are expensed when incurred. Advertising costs of $52.5 million, $62.3 million and $50.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, are included in operating expenses. Advertising costs includes costs associated with TV Guide magazine’s billings, renewals and subscriber acquisition programs of $27.0 million, $25.3 million and $39.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Patent Prosecution and Litigation Costs

Patent prosecution and litigation costs incurred to protect and enforce the Company’s intellectual property rights are charged to expense as incurred. Patent prosecution and litigation costs of $12.7 million, $9.4 million and $35.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, are included in operating expenses primarily in the Consumer Electronics (“CE”) Segment.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in periods in which such effect is dilutive. Diluted earnings per share for the years ended December 31, 2006 and 2005 includes the effect of 0.07 million and 0.9 million stock options and restricted stock units, respectively. Diluted loss per share for the year ended December 31, 2004 is computed using only the weighted average number of common shares outstanding during the period, as the inclusion of 3.7 million of stock options would have been antidilutive.

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

Revenues of the SkyMall business, which have been included in income from discontinued operations in the Company’s consolidated statements of operations through the date of disposition, were $65.7 million, and $55.9 million for the years ended December 31, 2005 and 2004, respectively.

SNG Businesses

On March 1, 2004, the Company entered into an agreement with EchoStar Communications Corporation and certain of its subsidiaries (“EchoStar”) whereby EchoStar acquired substantially all of the operating assets and certain liabilities relating to the SNG Businesses for $48.0 million. During the second and third quarters of 2004, the Company received $48.0 million in cash for the sale of the SNG and UVTV distribution services businesses and the SpaceCom Systems business. In addition, on April 5, 2004, EchoStar made a $190.0 million one-time cash payment to the Company in connection with a non-exclusive patent license and

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) Acquisitions, Dispositions and Business Ventures (continued)

distribution agreement for the TV Guide Channel service, to utilize the Company’s IPGs, intellectual property and technology, as well as the TV Guide brand and content on EchoStar’s IPG. The Company recorded the $190.0 million upfront license and distribution fee, less certain adjustments, as deferred revenue, and is recording this amount as revenue on a straight-line basis over the term of the license and distribution agreement. To facilitate the sale of the SNG Businesses, during the first quarter of 2004, the Company purchased the minority interest in SNG for $15.0 million.

Revenues of the SNG Businesses, which have been included in income from discontinued operations in the Company’s consolidated statements of operations through the date of disposition, were $39.0 million for the year ended December 31, 2004.

In connection with the sale of the SNG Businesses, in the first quarter of 2004, the Company recognized a pre-tax loss on disposal of discontinued operations of $28.9 million. The loss consisted of a write-down of the net carrying value of the disposal group to fair value less cost to sell. Costs associated with this disposal were estimated at $5.9 million, and consisted principally of the contractual acceleration of certain liabilities, employee-related transfer costs necessitated by the deal structure (asset purchase), and other transaction costs. During 2004, $1.0 million of these costs were paid. As of December 31, 2006, $4.9 million of these costs remain unpaid and are included in accrued liabilities in the accompanying consolidated balance sheets. These costs are expected to be paid in 2007.

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

As a result, $9.8 million was ascribed to the magazine advertising element, which was recognized as the advertisements were run. The remainder of the value ($75.5 million on a discounted basis) was ascribed to the book value of the assets sold and $14.7 million is being recognized as interest income over the six-year contract term. During the years ended December 31, 2006, 2005 and 2004, the Company recorded interest income related to this transaction of $0.6 million, $1.3 million and $2.0 million, respectively. During the years ended December 31, 2005 and 2004, the Company recognized approximately $1.0 million and $3.0 million of advertising revenue, respectively, under the advertising commitment. The Company did not recognize any advertising revenue under the advertising commitment in the year ended December 31, 2006.

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

(3) Selected Balance Sheet Accounts

Marketable Securities

The following table summarizes the Company’s investments in available-for-sale marketable securities (in thousands).

	Estimated Fair Value
	December 31,
	2006	2005
Commercial paper	$21,301	$9,253
U.S. Federal agency bonds	6,981	—
Time deposits with U.S. institutions	20,656	—

Total marketable securities	$48,938	$9,253

As of December 31, 2006, all of the Company’s available-for-sale marketable securities had maturities of less than 1 year. As of December 31, 2006, gross unrealized gains and losses relating to the Company’s available-for-sale marketable securities were less than $0.1 million, respectively.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) Selected Balance Sheet Accounts (continued)

Receivables

Receivables consist of the following (in thousands):

	December 31,
	2006	2005
Receivables	$82,600	$87,846
Allowance for doubtful accounts	(8,814)	(10,616)

Receivables, net	$73,786	$77,230

The changes to the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

Description	Balance at Beginning of Period	(Credited) Charged to Operating Expense	Deductions	Other (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2006	$10,616	(71)	(2,806)	1,075	$8,814
Year ended December 31, 2005	$15,945	(1,313)	(1,501)	(2,515)	$10,616
Year ended December 31, 2004	$22,601	(2,456)	(3,667)	(533)	$15,945

(1)	In 2005 and 2004, includes the operations of the SkyMall and the SNG Businesses, which have been classified as discontinued operations in the accompanying consolidated statements of operations.

At December 31, 2006, no receivables from any one customer exceeded 10% of the total balance outstanding.

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Machinery and equipment	$142,051	$125,228
Leased transponders	13,827	13,827
Buildings and improvements	22,116	18,654

	177,994	157,709
Less accumulated depreciation and amortization	(109,812)	(106,582)

Property and equipment, net	$68,182	$51,127

Depreciation and amortization expense related to property and equipment was $17.9 million, $13.8 million and $23.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. This includes amortization of property and equipment under capital lease of $0.9 million, $0.9 million and $1.9 million for the same respective periods.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) Selected Balance Sheet Accounts (continued)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Accrued contingencies	$9,695	$23,100
Management restructuring	—	39,147
Accrued compensation	24,238	20,629
Other	70,326	83,409

Total accrued liabilities	$104,259	$166,285

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

Deferred revenue consists of the following (in thousands):

	December 31,
	2006	2005
Licensing fees	$407,797	$455,937
Magazine subscriptions	78,469	96,519
Other	11,200	12,743

Total deferred revenue	497,466	565,199
Less current portion	128,516	139,913

	$368,950	$425,286

(4) Goodwill and Other Intangible Assets and Impairment

Impairment of Intangible Assets

The Company performs its annual goodwill and indefinite-lived intangible assets impairment test as of October 31 of each calendar year. The Company estimated the fair value of its reporting units utilizing a discounted cash flow method and the fair value of its indefinite-lived intangible assets utilizing the relief from royalty valuation method. The relief from royalty valuation method estimates the benefit to the Company resulting from owning rather than licensing publishing rights and trademarks. Based on the results of these analyses the Company’s goodwill and indefinite-lived intangible assets were not impaired as of October 31, 2006, October 31, 2005 and October 31, 2004.

In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. It became apparent during the 2005 annual budgeting process, which coincided with the preparation and review of the Company’s interim financial statements for the third quarter of 2004, that the Company needed to reassess its outlook for the TV Guide magazine business. This triggered an interim assessment by the Company to determine whether the fair value of goodwill and indefinite-lived intangible assets of the TV Guide magazine business were less than their carrying values as of September 30, 2004. With the assistance of a third party valuation expert, the Company estimated the fair value of the goodwill utilizing a discounted cash flow analysis and the fair value of the indefinite-lived intangible assets utilizing the relief from royalty valuation method. As a result, the Company recorded impairment charges totaling $72.2 million for goodwill and $59.4 million for publishing rights and trademarks of TV Guide magazine during the third quarter of 2004. The impaired goodwill is not deductible for tax purposes, and as a result, no tax benefits have been recorded in relation to the impairment charges (See Note 7).

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4) Goodwill and Other Intangible Assets and Impairment (continued)

Changes in the carrying amount of goodwill and intangible assets with indefinite lives for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Goodwill	Trademark and Trade Name
Balance at December 31, 2004	$259,524	$66,272
Disposal of assets of SkyMall	—	(4,472)

Balance at December 31, 2005	259,524	61,800
Additions	979	121

Balance at December 31, 2006	$260,503	$61,921

Intangible assets with finite lives consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life (Years)
December 31, 2006
Contracts	$388,102	$(362,292)	$25,810	3
Patents	127,212	(60,682)	66,530	8

Total finite-lived intangible assets	$515,314	$(422,974)	$92,340	7

	Cost	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life (Years)
December 31, 2005
Contracts	$388,102	$(355,016)	$33,086	4
Patents	127,212	(52,660)	74,552	9

Total finite-lived intangible assets	$515,314	$(407,676)	$107,638	8

Amortization expense was $15.3 million, $15.4 million and $15.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Scheduled amortization expense of the remaining balance at December 31, 2006 for the succeeding five years is as follows: $15.3 million—2007; $15.2 million—2008; $15.1 million—2009; $11.7 million—2010; and $7.8 million—2011.

(5) Leases

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(5) Leases (continued)

Future minimum lease payments under capital and noncancelable operating leases at December 31, 2006 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2007	$1,600	$13,090
2008	1,600	7,849
2009	1,600	4,888
2010	1,600	2,606
2011	1,600	1,637
Thereafter	12,267	2,683

Total future minimum lease payments	20,267	32,753
Less amount representing interest at 8%	(7,551)	—
Less sublease revenues	—	(67)

Net future minimum lease payments	$12,716	$32,686

Rent expense under operating leases was $14.6 million, $15.1 million and $15.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Partially offsetting these rental charges were sublease revenues of less than $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(6) Guarantees and Indemnifications

The Company guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

The Company provides indemnification of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the incorporation of the Company’s products, intellectual property, services and/or technologies into the licensee’s products and services, provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company’s indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement. Some license agreements, including those with our largest MSO and DBS providers, do not specify a limit on amounts that may be payable under the indemnity arrangements. The Company has received notice from DirecTV, a DBS licensee of the Company, reserving its right to make a claim for indemnification in connection with a patent infringement claim filed against DirecTV by Finisar. Comcast, a large MSO licensee of the Company, recently commenced a declaratory relief action against Finisar, seeking a ruling that it does not infringe the Finisar patent at issue in the DirecTV case. Comcast has also put the Company on notice that it may make a claim for indemnity in connection with this matter.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7) Income Taxes

The Company’s income (loss) from continuing operations before income taxes for the years ended December 31, 2006, 2005 and 2004 consisted of the following components (in thousands):

	Year ended December 31,
	2006	2005	2004
Domestic	$44,242	$(60,173)	$(126,424)
Foreign	49,984	40,388	41,826

	$94,226	$(19,785)	$(84,598)

The income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$4,752	$21,348	$(21,178)
State	(772)	3,502	2,375
Foreign	2,966	2,089	4,966

	6,946	26,939	(13,837)
Deferred:
Federal	12,498	(65,801)	6,348
State	2,318	(1,533)	(1,077)

	14,816	(67,334)	5,271

Total	$21,762	$(40,395)	$(8,566)

A reconciliation of the expected income tax expense (benefit) from continuing operations using the U.S. statutory rate of 35 percent to the income tax expense (benefit) is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Expected income tax expense (benefit)	$32,979	$(6,925)	$(29,609)
State taxes, net of federal effect	722	1,422	2,177
Nondeductible goodwill impairment	—	—	25,283
Foreign tax impact	(392)	(605)	378
Provision for audit adjustments	10,005	(22,729)	20,543
Change in valuation allowance	(25,079)	(14,383)	(27,964)
Other	3,527	2,825	626

Total	$21,762	$(40,395)	$(8,566)

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7) Income Taxes (continued)

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$546	$728
Expense items	31,878	58,014
Deferred revenue	152,596	168,866

Total deferred tax assets	185,020	227,608
Valuation allowance on deferred tax assets	(109,001)	(134,080)

Total deferred tax assets, net of valuation allowance	76,019	93,528

Deferred tax liabilities:
Tax versus financial depreciation and amortization	(59,387)	(62,080)

Total deferred tax liabilities	(59,387)	(62,080)

Net deferred tax assets	$16,632	$31,448

Deferred tax assets and deferred tax liabilities are reported on the consolidated balance sheets as follows:

Deferred tax assets:
Included in current deferred tax assets, net	$16,390	$24,262
Included in long-term deferred tax assets, net	59,629	69,266

	$76,019	$93,528

Deferred tax liabilities:
Included in current deferred tax assets, net	$(2,899)	$(2,957)
Included in long-term deferred tax assets, net	(56,488)	(59,123)

	$(59,387)	$(62,080)

The valuation allowance on deferred tax assets relates to future deductible temporary differences for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. Management has concluded that it is more likely than not that the deferred tax assets reversing in 2007 will be realized and thus a valuation allowance for such deferred tax assets is unnecessary. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

For the year ended December 31, 2006, the decrease in valuation allowance was primarily due to the elimination of the deferred tax asset and related valuation allowance for the amounts the Company had previously accrued under the November 2002 management and corporate governance restructuring involving Mr. Yuen and Ms. Leung (See Note 10).

For the year ended December 31, 2005, the decrease in valuation allowance was primarily due to our ability to utilize or carry back capital losses, net operating losses and tax credits to prior years, thus no longer requiring a valuation allowance against such losses and credits. This was partially offset by a valuation allowance on a portion of the deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast, which were entered into in 2004. While these advances were received during 2004, a substantial portion of these advances became taxable to us during 2005.

Assessment of the Company’s current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. The Internal Revenue Service (“IRS”) is currently examining the Company’s U.S. federal tax return for year 2004. In 2006, the IRS concluded its examination of the Company’s 2003 and 2002 federal income tax returns. In

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7) Income Taxes (continued)

2005, the IRS concluded its examination of the Company’s 2001 and 2000 federal income tax returns. The ultimate resolution of the Company’s current tax exposure items may result in the recognition of significant amounts of income or significant cash outlays in future periods. Management believes that adequate reserves have been made for any adjustment that might be assessed for open years.

(8) Stock Option Plans

In connection with various acquisitions, the Company has assumed four stock option plans and these plans, along with the Company’s stock option plan, are collectively referred to as the “Plans.” The Company’s Compensation Committee may grant stock options to purchase common stock of the Company to employees of the Company (including executive officers) and certain other persons (including directors and consultants) who are eligible to participate in the Plans. Subject to early termination or acceleration provisions, a stock option generally will be exercisable, in whole or in part, from the date specified in the related award agreement until the expiration date determined by the Compensation Committee. In no event, however, is a stock option exercisable after ten years from its date of grant. The Company grants stock options under the Plans at exercise prices equal to the market value of the Company’s stock on the dates of grant.

The Plans allow for the issuance of stock options to purchase a maximum of 117.7 million shares of the Company’s Common Stock. As of December 31, 2006, there were 36.2 million shares available for future option grants under the Plans.

The following table summarizes information about stock option transactions (shares in thousands):

	Year ended December 31,
	2006		2005		2004
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	33,839	$7.32	33,664	$7.31	37,086	$7.25
Granted	4,761	3.21	3,672	4.32	4,099	5.64
Exercised	(81)	2.80	(2,091)	2.70	(5,795)	4.72
Cancelled	(10,009)	6.76	(1,406)	6.11	(1,726)	11.45

Outstanding at end of period	28,510	6.82	33,839	7.32	33,664	7.31

Options exercisable at end of period	23,573	7.58	32,759	7.47	27,117	7.83

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2006 was $0.1 million.

The following tables summarize information about the Company’s stock options outstanding as of December 31, 2006 (shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Years of Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$2.59-$5.00	8,630	7.7	$3.56	3,693	$4.09
$5.01-$10.00	17,423	2.1	5.76	17,423	5.76
$10.01-$15.00	497	1.4	13.23	497	13.23
$15.01-$30.00	864	2.5	21.30	864	21.30
$30.01-$45.00	1,065	2.8	33.71	1,065	33.71
$45.01-$314.25	31	2.9	80.11	31	80.11

Total	28,510	3.8	6.82	23,573	7.58

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8) Stock Option Plans (continued)

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Years of Contractual Life	Aggregate Intrinsic Value (in thousands)
Options vested and expected to vest at December 31, 2006	27,759	$6.91	3.7	$4,584

Options exercisable at December 31, 2006	23,573	7.58	2.7	1,040

As of December 31, 2006, $6.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a period, calculated on a weighted average basis, of 3.2 years.

(9) Employee Benefit Plan

The Company has a 401 (k) defined contribution plan, which provides most of its employees with the ability to defer a percentage of their annual compensation subject to certain limitations. The Company matches the employee’s deferrals based on certain percentages of the employee’s deferrals. The Company recorded contribution expense of $2.8 million, $2.8 million and $2.5 million relating to this plan during the years ended December 31, 2006, 2005 and 2004, respectively.

(10) Litigation and Other Contingencies

Consolidated Shareholder Litigation

In December 2006, the Company issued 1,627,150 shares of common stock, representing the total number of shares still owing under the settlement agreement (1,724,138 shares), less shares for which the Company substituted cash (76,373 shares), and a credit (20,615 shares) in connection with the Company’s earlier settlement of a lawsuit filed by the State of New Jersey, and paid into the settlement fund $5.3 million to compensate for the decrease in the price of the stock since the settlement was reached (minus an additional credit of $0.7 million in connection with the settlement of the State of New Jersey lawsuit) such that the aggregate value of such settlement equaled $10.5 million in 2006. The Company has no further payment obligations under the terms of the settlement agreement.

Claims Under the Company’s Directors and Officers Liability Insurance Policies

On July 6, 2005, the Company filed a complaint against its former primary and excess directors and officers liability insurance carriers, alleging that the issuers of insurance policies, with aggregate policy limits of $50 million, for the 1999-2002 policy periods, breached their obligations under these policies by, among other things, failing to pay defense costs related to a Securities & Exchange Commission’s investigation into accounting and financial reporting, the resulting actions brought by the Securities & Exchange Commission alleging violations of the federal securities laws and various related shareholder and derivative actions. The Company’s complaint sought declaratory relief, monetary damages plus interest, attorneys’ fees and costs. This litigation remains in the early stages. The Company has not recorded a contingent receivable with respect to the matter in its consolidated financial statements.

Patent and Anti-Trust Litigation

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

On October 13, 2006 the Company filed a lawsuit against Digeo, Inc. and Charter Communications, Inc. (“Charter”) alleging that the interactive program guide (“IPG”) distributed by Digeo infringes certain U.S. patents. The Company seeks a declaration that Digeo and Charter have infringed either directly or contributorily the subject patents; an order permanently enjoining them from future infringement of the patents; reasonable royalties; monetary damages, including treble damages; attorney fees; costs; and prejudgment interest.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10) Litigation and Other Contingencies (continued)

Other Litigation

On May 5, 2003, the Securities and Exchange Commission (“SEC”) filed a proceeding pursuant to Section 1103 of the Sarbanes-Oxley Act seeking an order requiring the Company to maintain approximately $37.0 million in segregated, interest-bearing bank accounts (“1103 funds”). The Company had originally set those funds aside for payment to its former Chief Executive Officer, Mr. Henry Yuen, and its former Chief Financial Officer, Ms. Elsie Leung, in connection with the Company’s November 2002 management and corporate governance restructuring. After a hearing, the Court ordered the Company to retain the 1103 funds in those segregated accounts preventing the Company from paying any portion of those funds to its former Chief Executive Officer or its former Chief Financial Officer, absent further order of the Court. Following a settlement between the Company and Ms. Leung, she relinquished her claims to the 1103 funds (approximately $8.4 million). No further orders have been given by the Court with respect to the approximately $30.9 million of 1103 funds set aside for payment to Mr. Yuen. However, based upon the arbitrators’ ruling in favor of the Company in the arbitration proceeding involving Mr. Yuen and the Company (discussed below), the Company expects the court ordered restriction on the remaining 1103 funds to be lifted in the first half of 2007.

On May 30, 2003, the Company’s former employees, Mr. Yuen and Ms. Leung, commenced arbitration proceedings against the Company to contest their April 18, 2003, termination for cause, seeking monetary damages, interest, and attorneys’ fees and costs. The Company filed a consolidated response and counterclaim alleging breach of representations and warranties under agreements entered into in connection with the Company’s November 2002 management and corporate governance restructuring, seeking monetary damages and other relief. In June 2006, the Company entered into a settlement and release agreement with Ms. Leung regarding the arbitration proceeding against her. As a result of the settlement, the contingent liability the Company carried on its balance sheet for restructuring payments and related interest and accrued payroll taxes totaling approximately $8.5 million has been extinguished in the Company’s fiscal quarter ended June 30, 2006. Of this $8.5 million liability, $8.2 million was recorded as a reduction in Corporate Segment expenses and $0.3 million as interest income. In addition, the Company reversed $0.7 million in accrued legal expenses in its Corporate Segment related to Ms. Leung. The Company also reclassified approximately $8.4 million of restricted cash on its balance sheet to cash and cash equivalents.

On January 22, 2007, the Yuen panel of arbitrators issued a partial award in favor of the Company. The arbitrators ruled that Mr. Yuen breached representations and warranties made to the Company in connection with the November 2002 management and corporate restructuring and, as a result, that the Company properly terminated Mr. Yuen’s employment in April 2003. Consequently, the arbitrators ruled that Mr. Yuen is not entitled to any portion of the approximately $30.9 million set-aside for payment to him in connection with the Company’s November 2002 management and corporate governance restructuring (the “1103 funds”). As a result of the arbitrator’s ruling, the liability the Company carried on its balance sheet for restructuring payments and related interest and accrued payroll taxes, totaling approximately $31.3 million, has been extinguished in the Company’s fiscal quarter ended December 31, 2006.

Of this $31.3 million liability, $29.5 million was recorded as a reduction in Corporate Segment expenses and $1.8 million as interest income. In addition, the panel ruled against Mr. Yuen on his wrongful termination claims, and awarded the Company a judgment of approximately $93.6 million, plus interest. The judgment of $93.6 million is comprised of approximately $6.1 million for salary paid to Mr. Yuen since his termination in April of 2003; approximately $6.9 million for attorneys’ fees and costs advanced to Mr. Yuen; and approximately $80.6 million in damages. The arbitrators also found in favor of the Company with respect to the Patent Rights Agreement between the Company and Mr. Yuen, which remains in effect until 2010. The arbitrators ruled that the Company may offset amounts owed to Mr. Yuen under the Patent Rights Agreement against the $93.6 million judgment awarded to the Company. Consequently, the liability that the Company carried on its balance sheet at December 31, 2006 for the Patent Rights Agreement of approximately $10.7 million will be reversed in the Company’s financial statements for the fiscal quarter ending March 31, 2007. The Company had recorded $3.3 million as an expense associated with the Patent Rights Agreement in fiscal 2006.

The arbitrators also confirmed that Mr. Yuen is not entitled to any further indemnification or advancement of legal fees for legal matters arising out of his misconduct. The liability the Company carried on its balance sheet for accrued legal expenses was extinguished in the Company’s fiscal quarter ended September 30, 2006. The reversal of this accrued legal expense liability resulted in a $1.7 million benefit in the Corporate Segment for the year ended December 31, 2006. As the prevailing party in the arbitration, the Company is entitled to an additional judgment for its attorneys’ fees and costs against Mr. Yuen, which will be determined by the arbitrators at a later date.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10) Litigation and Other Contingencies (continued)

Other Contingencies

In April of 2005, the Company received a notice of a potential claim for indemnification from DirecTV Group, Inc. (“DirecTV”) as a result of a lawsuit filed by Finisar Corporation (“Finisar”) against DirecTV in the United States District Court for the Eastern District of Texas. Finisar alleged that several aspects of the DirecTV satellite transmission system, including aspects of its advanced electronic program guide (“EPG”) and the storage, scheduling, and transmission of data for the EPG, infringed a Finisar patent. On July 7, 2006 the Court awarded Finisar approximately $117 million. In addition, the Court ordered DirecTV to pay approximately $1.60 per activated set top box in licensing fees going forward in lieu of an injunction until the expiration of Finisar’s patent in 2012. DirecTV has filed a notice of appeal to the Federal Circuit. On October 18, 2006, Finisar filed a notice of cross-appeal regarding the court’s denial of its request for a permanent injunction and from the Court’s granting of DirecTV’s Summary Judgment motion in May 2006. Briefing of the appeals will not be completed until the middle of June 2007. There have been no discussions between the DirecTV and the Company regarding the issue of indemnity since the trial court’s judgment against DirecTV, but the Company intends to defend any claim for indemnity that might be asserted by DirecTV against the Company. The Company has not established a reserve with respect to this matter in the accompanying consolidated financial statements.

In support of a potential claim for indemnification, Comcast put the Company on notice that it had received communications from Finisar asserting infringement of one of its patents. On July 7, 2006, Comcast filed a declaratory judgment action in the Northern District of California asking the Court to rule that it does not infringe Finisar’s patent and/or that the patent is invalid. Finisar has filed a motion to dismiss Comcast’s complaint, claiming that the court lacked subject matter jurisdiction. In November 2006, the Court denied Finisar’s motion to dismiss. As a result of the Court’s ruling, Finisar filed an answer and counterclaim for patent infringement. Subsequently, Comcast filed a reply to Finisar’s counterclaims. Comcast has not taken any further action insofar as its potential indemnity claim against the Company is concerned.

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

(11) Related Party Transactions and Other Significant Relationships

As of December 31, 2006, News Corporation beneficially owns approximately 41% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

The Company charged entities controlled by News Corporation $12.5 million, $14.3 million and $15.3 million for advertising and other services during the years ended December 31, 2006, 2005 and 2004, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $1.2 million, $1.0 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company also provides advertising and other media services to a third party pursuant to an agreement between News Corporation and such third party, under which News Corporation agreed to provide or procure media services for the benefit of such party. News Corporation pays the Company for the services provided to the third party, and accordingly reduces News Corporation’s obligation to this third party. The Company charged News Corporation $0.6 million, $2.9 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $4.3 million, $4.6 million and $4.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

News Corporation also began providing the Company with the services of the Company’s current chairman of the board of directors starting in December 2004. Expenses associated with this service approximated $0.4 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(11) Related Party Transactions and Other Significant Relationships (continued)

During 2004, the Company entered into a long-term capital sublease with News Corporation’s subsidiary Fox Entertainment Group, Inc. (“Fox”) for a transponder to be used in the Company’s Cable and Satellite segment operations. The current and long-term portions of this capital lease obligation were $0.6 million and $12.1 million at December 31, 2006, and $0.6 million and $12.7 million at December 31, 2005, respectively. During 2006 and 2005, the Company made payments of $1.6 million and $1.6 million, respectively. Related amortization and interest expense for 2006 and 2005 under this capital sublease were $2.0 million and $2.0 million, respectively.

The Company transmits interactive program guide data in the vertical blanking interval of television broadcast stations owned and operated by Fox. In exchange, Fox’s stations are entitled to a preferred position on the IPG in their designated market areas. In addition, the Company purchases paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

As of December 31, 2006 and December 31, 2005, the Company had receivables due from News Corporation-controlled entities totaling $2.4 million and $1.4 million, respectively, and payables due to News Corporation-controlled entities totaling $0.3 million and $0.2 million, respectively.

The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

(12) Segment and Geographical Information

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

The Corporate Segment includes the Company’s corporate management, legal, human resources, corporate finance, business development, product development, corporate marketing and information technology functions. The Corporate Segment also contains related costs, such as insurance and certain litigation, as well as costs associated with certain company-wide initiatives and the costs associated with early stage initiatives that have not yet been assigned to a business segment.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(12) Segment and Geographical Information (continued)

Segment information for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Cable and Satellite:
Revenues	$302,183	$271,813	$230,948
Operating expenses(1)	168,473	163,448	133,040

Adjusted EBITDA(2)	133,710	108,365	97,908

Publishing:
Revenues	162,087	237,900	327,880
Operating expenses, exclusive of lease settlement(1)	208,382	331,343	333,004
Lease settlement	—	—	(10,088)

Adjusted EBITDA(2)	(46,295)	(93,443)	4,964

CE:
Revenues	106,984	94,479	117,541
Operating expenses(1)	57,757	54,296	74,941

Adjusted EBITDA(2)	49,227	40,183	42,600

Corporate:
Operating expenses(1)	34,567	61,455	78,870

Adjusted EBITDA(2)	(34,567)	(61,455)	(78,870)

Consolidated
Revenues	571,254	604,192	676,369
Operating expenses, exclusive of lease settlement(1)	469,179	610,542	619,855
Lease settlement	—	—	(10,088)

Adjusted EBITDA(2)	102,075	(6,350)	66,602
Stock compensation	(2,027)	(132)	(437)
Depreciation and amortization	(33,181)	(29,184)	(39,037)
Impairment of intangible assets	—	—	(131,637)

Operating income (loss)	66,867	(35,666)	(104,509)
Interest income, net	26,602	15,544	5,498
Other income, net	757	337	14,413

Income (loss) from continuing operations before income taxes	$94,226	$(19,785)	$(84,598)

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization, and impairment of intangible assets.
(2)	Adjusted EBITDA is defined as operating income (loss), excluding stock compensation, depreciation and amortization and impairment of intangible assets. The Company believes adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate performance of and make decisions about resource allocation to the industry segments.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(12) Segment and Geographical Information (continued)

The following table presents revenues earned from customers located in the United States and in foreign countries. Long-lived assets are grouped by their physical location (in thousands):

	Year ended December 31,
	2006	2005	2004
Revenues:
United States	$498,961	$541,220	$610,680
Foreign	72,293	62,972	65,689

Total	$571,254	$604,192	$676,369

	December 31,
	2006	2005
Long-lived assets:
United States	$520,336	$565,206
Foreign	2,818	2,521

Total	$523,154	$567,727

No single customer or country other than the United States accounted for more than 10% of total revenues for the years ended December 31, 2006, 2005 and 2004.

(13) Quarterly Information (unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2006
Revenues	$144,032	$133,289	$148,947	$144,986
Net income(1)	8,566	14,635	17,452	31,811
Basic and diluted net income per share	$0.02	$0.03	$0.04	$0.07

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2005(2)
Revenues	$164,068	$158,280	$152,476	$129,368
(Loss) income from continuing operations(3).	(4,407)	(7,270)	49,080	(16,793)
Income from discontinued operations, net of tax	658	2,163	1,917	29,467
Net (loss) income	(3,749)	(5,107)	50,997	12,674
Basic and diluted (loss) income per share from continuing operations	$(0.01)	$(0.02)	$0.12	$(0.04)

(1)	In the quarter ended June 30, 2006, the Company recorded a $9.2 million benefit from the reversal of accrued liabilities related to Ms. Leung. In the quarter ended December 31, 2006, the Company recorded a $31.3 million benefit from the reversal of certain accrued liabilities related to Mr. Yuen (see Note 10).
(2)	In fiscal 2005, the Company sold its SkyMall in-flight catalog business (see Note 2). Accordingly, the operations of SkyMall have been reclassified as discontinued operations for all periods presented.
(3)	The Company recorded an income tax benefit of $51.1 million for the quarter ended September 30, 2005, primarily due to the closure of the IRS audit of the Company’s 2000 and 2001 federal income tax return. (See Note 7)

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation of Gemstar-TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 10-Q filed on August 4, 2005)

3.2	Amended and Restated Bylaws, as amended and restated on June 2, 2005 (Incorporated by reference to Gemstar’s Form 10-Q, filed on August 4, 2005)

4.1	Second Amended and Restated Rights Agreement, effective as of July 12, 2000, between Gemstar and American Stock Transfer & Trust Company (Incorporated by reference to Gemstar’s Form 8-K, filed July 12, 2000)

10.1	Gemstar-TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (Formerly the Gemstar International Group Limited 1994 Stock Incentive Plan; Composite Plan Document Reflecting Stock Splits and Plan Amendments Through 2001) (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-K/A, filed April 30, 2002)

10.2	Amendment to Gemstar-TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (formerly the Gemstar International Group Limited 1994 Stock Incentive Plan; Composite Plan Document Reflecting Stock splits and Plan Amendments Through 2001) (Incorporated by reference to Gemstar’s Form 10-K for the year ended December 31, 2003)

10.3	Form of Stock Option Agreement for Directors (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2004)

10.4	Form of Stock Option Agreement for Employees (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2004)

10.5	Form of Restricted Stock Unit Agreement (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2004)

10.6	Gemstar International Group Limited Deferred Compensation Plan, effective as of January 30, 2000 (Incorporated by reference to Gemstar’s Form 10-K for the year ended March 31, 2000)

10.7	Trust under the Deferred Compensation Plan (Rabbi Trust) of Gemstar International Group Limited, effective as of January 30, 2000, by and between Gemstar International Group Limited and any appointed Subsidiary and Merrill Lynch Trust Company of California (Incorporated by reference to Gemstar’s Form 10-K for the year ended March 31, 2000)

10.8	SERP Deferred Compensation Plan (a continuation and restatement of the United Video Management, Inc. and Affiliates Employers’ SERP Deferred Compensation Plan); Trust under SERP Deferred Compensation Plan dated September 29, 1995 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended September 30, 1995)

10.9	Umbrella Agreement, dated November 7, 2002, by and among The News Corporation Limited, Henry C. Yuen, Elsie Ma Leung and Gemstar-TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.10	Termination Agreement, entered into on November 7, 2002, by and between Gemstar-TV Guide International, Inc., Gemstar Development Corporation, and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.11	Employment Agreement, entered into on November 7, 2002, by and between Gemstar-TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.12	Patent Rights Agreement, entered into on November 7, 2002, by and between Gemstar-TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.13	Letter Agreement, dated November 7, 2002, between Gemstar-TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.14	Termination Agreement, entered into on November 7, 2002, by and between Gemstar-TV Guide International, Inc., Gemstar Development Corporation, and Elsie Ma Leung (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

Exhibit Number	Document Description

10.15	Employment Agreement, dated as of December 24, 2002, between Gemstar-TV Guide International, Inc. and Stephen Kay (Incorporated by reference to Gemstar’s Form 10-K for the year ended December 31, 2003)

10.16	Employment Agreement, dated as of August 15, 2005, between TV Guide Networks and Ryan O’Hara (Incorporated by reference to Gemstar’s Form 10-K filed on March 8, 2006)

10.17	Employment Agreement, dated as of December 9, 2004, between Gemstar-TV Guide International, Inc. and Richard Battista (Incorporated by reference to Gemstar’s Form 8-K filed on December 14, 2004)

10.18	Gemstar-TV Guide International, Inc. Non-Employee Director Compensation Policy, as amended and restated on October 20, 2005 (Incorporated by reference to Gemstar’s Form 8-K filed on October 26, 2005)

10.19	Form of Stock Unit Agreement (Incorporated by reference to Gemstar’s 8-K filed on October 26, 2005)

10.20	Amended and Restated Services Agreement between News Corporate and Gemstar-TV Guide International, Inc, amended and restated as of January 1, 2004 and addendum thereto relating to Anthea Disney (Incorporated by reference to Gemstar’s Form 10-Q filed on May 5, 2005.

10.21	Form of Notice of Executive Officers regarding Accelerations of Vesting of “Underwater” Options (Incorporated by reference to Gemstar’s 8-K filed on August 12, 2005)

10.22	Amendment to Employment Agreement between Gemstar-TV guide International, Inc. and Stephen H. Kay dated September 13, 2005 (Incorporated by reference to Gemstar’s 8-K filed on September 15, 2005)

10.23	Employment Agreement, dated as of October 4, 2005, between Gemstar-TV guide International, Inc. and Mike McKee (Incorporated by reference to Gemstar’s Form 10-K filed on March 8, 2006)

10.24	Employment Agreement, dated as of October 4, 2005, between Gemstar-TV guide International, Inc. and J. Scott Crystal (Incorporated by reference to Gemstar’s Form 10-K filed on March 8, 2006)

10.25	Employment Agreement, dated as of April 17, 2006, between Gemstar-TV Guide International, Inc. and Bedi Ajay Singh (Incorporated by reference to Gemstar’s Form 8-K filed on April 18, 2006)

10.26	Form of Nonqualified Stock Option Agreement for Employees (Incorporated by reference to Gemstar’s Form 10-Q filed on May 4, 2006)

10.27	TV Guide Annual Bonus Plan (Incorporated by reference to Gemstar’s Form 8-K filed on June 21, 2006)

21	List of Subsidiaries

23	Consent of Ernst & Young LLP

31.1	CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002