Form 10-Q
period 2007-03-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2007-05-03
CIK 923282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of April 26, 2007, there were 428,031,046 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$427,098	$464,637
Restricted cash	32,009	31,814
Marketable securities	79,613	48,938
Receivables, net	72,329	73,786
Deferred tax assets, net	18,842	13,491
Current income taxes receivable	46,092	49,588
Other current assets	20,066	18,329
Total current assets	696,049	700,583
Property and equipment, net	67,034	68,182
Indefinite-lived intangible assets	62,145	61,921
Finite-lived intangible assets, net	88,568	92,340
Goodwill	261,907	260,503
Income taxes receivable	25,473	22,731
Deferred tax assets, long-term, net	—	3,141
Other assets	27,102	14,336
	$1,228,278	$1,223,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,948	$32,392
Accrued liabilities	73,673	104,259
Current portion of capital lease obligations	617	605
Current portion of deferred revenue	132,718	128,516
Total current liabilities	225,956	265,772
Deferred tax liabilities, net	17,686	—
Long-term capital lease obligations, less current portion	11,952	12,111
Deferred revenue, less current portion	356,890	368,950
Other liabilities	71,090	123,779
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	4,337	4,337
Additional paid-in capital	8,456,090	8,456,117
Accumulated deficit	(7,859,639)	(7,950,421)
Accumulated other comprehensive income, net of tax	902	665
Treasury stock, at cost	(56,986)	(57,573)
Total stockholders’ equity	544,704	453,125
	$1,228,278	$1,223,737

See accompanying Notes to Condensed Consolidated Financial Statements.

 GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Revenues	$156,734	$144,032
Expenses:
Costs of revenues	48,084	59,443
Selling, general and administrative	57,556	68,890
Depreciation and amortization	8,958	7,961
Operating income	42,136	7,738
Other income:
Interest income, net	6,369	5,169
Other income, net	327	118
Income from continuing operations before income taxes	48,832	13,025
Income tax expense	18,069	4,459
Income from continuing operations	30,763	8,566
Discontinued operations:
Income from discontinued operations before income taxes	5,858	—
Income tax expense	2,217	—
Income from discontinued operations	3,641	—
Net income	$34,404	$8,566

Basic and diluted per share:
Income from continuing operations	$0.07	$0.02
Income from discontinued operations	0.01	—
Net income	$0.08	$0.02

Weighted average shares outstanding:
Basic	427,902	426,173
Diluted	428,225	426,213

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2007	2006

Balance at beginning of period	$453,125	$373,206
Net income	34,404	8,566
Other comprehensive income (loss)	237	(23)
Comprehensive income	34,641	8,543
Cumulative effect of an accounting change	56,378	—
Other, principally shares issued pursuant to stock option plans, including tax benefit, and stock compensation expense	560	379
Balance at end of period	$544,704	$382,128

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$34,404	$8,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,958	7,961
Deferred income taxes	15,476	1,143
Other	592	1,219
Changes in operating assets and liabilities:
Receivables	6,264	8,864
Income taxes, net	754	52,591
Other assets	(7,164)	1,082
Accounts payable, accrued liabilities and other liabilities	(43,190)	(29,229)
Deferred revenue	(7,858)	(23,661)
Net cash provided by operating activities	8,236	28,536
Cash flows from investing activities:
Acquisition of Aptiv, net of acquired cash of $4,929	(10,962)	-
Other acquisitions and investments	(1,181)	(1,788)
Purchases of marketable securities	(55,950)	(9,330)
Maturities of marketable securities	25,323	9,246
Proceeds from sale of assets	-	8
Additions to property and equipment	(3,237)	(2,732)
Net cash used in investing activities	(46,007)	(4,596)
Cash flows from financing activities:
Repayment of capital lease obligations	(147)	(135)
Proceeds from exercise of stock options	209	40
Net cash provided by (used in) financing activities	62	(95)
Effect of exchange rate changes on cash and cash equivalents	170	(8)
Net (decrease) increase in cash and cash equivalents	(37,539)	23,837
Cash and cash equivalents at beginning of period	464,637	465,131
Cash and cash equivalents at end of period	$427,098	$488,968

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s 2006 Annual Report on Form 10-K and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

In conjunction with implementing a new centralized financial system, in 2007 the Company changed its calendar to a 52-53 week fiscal year ending on the Sunday nearest to December 31. Each of the Company’s fiscal quarters also now end on the Sunday nearest to the end of the calendar quarter. Prior to 2007, the Company maintained a calendar fiscal year ending on December 31, except for its TV Guide magazine and related businesses, which maintained a 52-53 week fiscal year ending on the Sunday nearest to December 31. As such, all references to March 31, 2007 relate to the three month period ended April 1, 2007. To make comparability more convenient, the Company continues to date its financial statements as of March 31. This change in fiscal year end did not have a material effect on the comparability of the Company’s condensed consolidated statements of income for the three months ended March 31, 2007 and 2006.

Certain financial statement items for the prior period have been reclassified to conform to the 2007 presentation.

(2)  Acquisitions and Dispositions

Aptiv

On March 29, 2007, the Company acquired all of the outstanding shares of privately held PDT Holdings, Inc., which owns 100% of the outstanding shares of Aptiv Digital, Inc. (collectively “Aptiv”) for approximately $15.9 million in cash, after taking into account certain disbursements made at closing and customary working capital adjustments. Aptiv is a provider of software solutions for television set-top boxes. The operating results of Aptiv will be reported in the Company’s Guidance Technology and Solutions Segment in its condensed consolidated financial statements beginning in the second quarter of 2007. Aptiv’s first quarter of 2007 results subsequent to the acquisition date were not material to our consolidated results of operations.

The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The completion of the purchase price allocation will result in adjustments to the carrying value of the recorded assets and liabilities and the determination of any residual amount that will be allocated to goodwill.

SNG Businesses

On March 1, 2004, the Company entered into an agreement to sell substantially all of the operating assets and certain liabilities of the Company’s SuperStar/Netlink Group LLC, UVTV distribution services and SpaceCom Systems businesses (collectively the “SNG Businesses”). Costs associated with this disposal were estimated at $5.9 million, and consisted principally of contractual acceleration of certain liabilities, employee-related transfer costs necessitated by the deal structure (asset purchase), and other transaction costs. As of December 31, 2006, $4.9 million of these costs remained unpaid. The Company paid or reversed all of these accrued liabilities in the three months ended March 31, 2007. The Company also reversed certain accrued liabilities and collected certain previously reserved for receivables related to the operations of the SNG businesses prior to the sale. These amounts are recorded in discontinued operations in the Company’s condensed consolidated statements of income.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(3)  Litigation and Other Contingencies

The following material developments in the Company’s legal proceedings occurred in the quarter ended March 31, 2007. The Company intends to vigorously defend or prosecute all pending legal matters unless specified otherwise below.

Patent and Anti-Trust Litigation

Digeo, Inc. v. Gemstar—TV Guide International, Inc., TV Guide Interactive, Inc., and Gemstar Development Corporation, in the United States District Court for the Central District of California. On September 28, 2006, Digeo, Inc. (“Digeo”) filed a lawsuit in the Western District of Washington against the Company alleging that the Company violated the Sherman Act, the Clayton Act and state antitrust laws by, among other things, conspiring to restrain trade and monopolizing the interactive program guide market via its licensing practices. Digeo seeks injunctive relief; monetary damages, including treble damages; interest; attorney fees; and costs. On January 29, 2007, the Court granted the Company’s motion to transfer the case to the Central District of California where the Company’s patent infringement case against Digeo and Charter Communications, Inc. (“Charter”), entitled Gemstar—TV Guide International, Inc., StarSight Telecast, Inc. and United Video Properties, Inc. v. Digeo, Inc. and Charter Communications, Inc., is currently pending.

SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina. On March 23, 2001, the Company’s subsidiary, Gemstar Development Corporation (“GDC”), was added as a third-party defendant in this case. Plaintiff SuperGuide Corporation’s (“SuperGuide”) complaint alleged patent infringement by DirectTV, EchoStar, Thomson Consumer Electronics, and Hughes Electronics (collectively, the “Defendants”). After being added as a party, GDC brought claims (i) against SuperGuide for declaratory relief and for breach of contract relating to a 1993 license agreement between SuperGuide and GDC; and (ii) against EchoStar for infringing the SuperGuide Patents within GDC’s defined fields of use. During March 2007, the Court held a bench trial on the licensing issues in this case. However, the Court has not yet rendered its decision.

Other Litigation

Henry Yuen v. Gemstar-TV Guide International, Inc., American Arbitration Association, New York. On May 30, 2003, the Company’s former chief executive officer, Mr. Yuen, commenced an arbitration proceeding against the Company to contest his April 18, 2003 termination for cause, seeking monetary damages, interest, attorneys’ fees and costs. The Company filed a consolidated response and counterclaim alleging breach of representations and warranties under agreements entered into in connection with the Company’s November 2002 management and corporate governance restructuring, seeking monetary damages and other relief.

On January 22, 2007, the panel of arbitrators issued a partial final award in favor of the Company. In their decision, the arbitrators ruled that Mr. Yuen breached representations and warranties made to the Company and, therefore, that the Company properly terminated Mr. Yuen’s employment in April 2003. Consequently, the arbitrators ruled that Mr. Yuen is not entitled to any portion of the 1103 funds (as defined below). In addition to ruling against Mr. Yuen on his wrongful termination claims and claims to the 1103 funds, the arbitration panel awarded the Company a judgment against Mr. Yuen in the amount of $93.6 million, plus interest. The arbitrators also found in favor of the Company with respect to the Patent Rights Agreement between the Company and Mr. Yuen, which remains in effect until 2010, and ruled that the Company may offset amounts owed to Mr. Yuen under the Patent Rights Agreement against the $93.6 million judgment awarded to the Company. Accordingly, the liability that the Company carried on its balance sheet as of December 31, 2006 for the Patent Rights Agreement of approximately $10.7 million was reversed in the Company’s financial statements for the fiscal quarter ending March 31, 2007. As the prevailing party in the arbitration, the Company is also entitled to an additional judgment for its attorneys’ fees and costs against Mr. Yuen. The parties have completed their briefing with respect to the attorney fees and costs owed by Mr. Yuen to the Company, and with respect to the amount owed to Mr. Yuen under that Patent Rights Agreement that may be offset against the $93.6 million judgment awarded to the Company.

In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., in the United States District Court for the Central District of California. On May 9, 2003, the Court ordered the Company to retain approximately $37.0 million in segregated, interest-bearing accounts (the “1103 funds”). Approximately $8.4 million of these funds were released from escrow pursuant to a court order in June of 2006. The Company continues to hold approximately $31.1 million in escrow pursuant to the May 9, 2003 order. The Company expects that the restriction on the remaining 1103 funds will be lifted during the second half of 2007.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(3)  Litigation and Other Contingencies (continued)

On January 18, 2006, the Company terminated Brian D. Urban, its former chief financial officer, for cause under the terms of his employment agreement. In April 2006 Mr. Urban filed a complaint with the U.S. Department of Labor, Occupational Safety and Health Administration Region IX, pursuant to Section 806 of the Sarbanes-Oxley Act. In his complaint, Mr. Urban alleged that he was terminated in retaliation for reporting certain matters which were material weaknesses in the Company’s internal controls. Mr. Urban seeks reinstatement, back pay, interest, other compensatory damages, exemplary and punitive damages, costs and reasonable attorneys’ fees. The Company’s audit committee, with the assistance of independent counsel and accounting experts, investigated Mr. Urban’s allegations regarding the Company’s internal controls. The Company also investigated these allegations. Both the Company and the audit committee of the Company’s Board of Directors concluded that these allegations are without merit.

Mr. Urban’s OSHA case was stayed in mid-2006 pending a determination by the Department of Labor on whether to defer the matter to arbitration pursuant to an arbitration clause in Mr. Urban’s employment agreement. On March 2, 2007, the Department of Labor deferred any action regarding this complaint pending completion of the arbitration discussed below.

Gemstar - TV Guide International, Inc. v. Brian Urban, American Arbitration Association, Los Angeles. In this arbitration, commenced by the Company in October of 2006, the Company asserts claims for misappropriation, breach of contract, breach of fiduciary duty, conversion, and the violation of applicable statutes, among other things. In its arbitration demand, the Company seeks a determination that the Company’s termination of Mr. Urban in January 2006 was for cause, as well as other declaratory and injunctive relief, monetary damages, attorney fees, and costs of suit. In November 2006, Mr. Urban denied the allegations in the Company’s arbitration demand and asserted claims against the Company in the arbitration for wrongful termination in violation of public policy, breach of his employment agreement, and breach of the covenant of good faith and fair dealing. Mr. Urban seeks reinstatement, monetary damages, including punitive damages, costs of suit, and pre and post judgment interest. Further, following OSHA’s decision to defer its investigation pending the completion of this arbitration, Mr. Urban requested that the allegations in his OSHA complaint be incorporated into his arbitration claims.

        In addition to the items listed above, the Company is party to various legal actions, claims and proceedings as set forth in its Form 10-K for the year ended December 31, 2006, as well as other actions, claims and proceedings incidental to its business. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on the Company’s financial position or results of operations. At this time management has not reached a determination that any of the matters listed above or the Company’s other litigation are expected to result in liabilities that will have a material adverse effect on the Company’s financial position or results of operations.

(4)  Guarantees

The Company guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

The Company provides indemnification of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the incorporation of the Company’s products, intellectual property, services and/or technologies into the licensee’s products and services, provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company’s indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement. Some license agreements, including those with our largest multiple system operators (“MSOs”) and digital broadcast satellite (“DBS”) providers, do not specify a limit on amounts that may be payable under the indemnity arrangements. The Company has received notice from DirecTV, a DBS licensee of the Company, reserving its right to make a claim for indemnification in connection with a patent infringement claim filed against DirecTV by Finisar. Comcast, a large MSO licensee of the Company, recently commenced a declaratory relief action against Finisar, seeking a ruling that it does not infringe the Finisar patent at issue in the DirecTV case. Comcast has also put the Company on notice that it may make a claim for indemnity in connection with this matter.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(4)  Guarantees (continued)

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

(5) Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as amended (“Interpretation 48”), on January 1, 2007. Interpretation 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of the implementation of Interpretation 48, the Company recognized a $56.4 million decrease in the liability for tax contingencies, which was accounted for as an addition to the January 1, 2007 balance of retained earnings. After the date of adoption, the Company had a remaining liability of $24.5 million recorded for tax contingencies, including penalties and interest of $7.9 million. This liability is recorded in other liabilities on the Company’s condensed consolidated balance sheet. If these liabilities are reversed in future periods it would favorably affect the Company’s effective tax rate.

The Company recognizes penalties and interest accrued related to unrecognized benefits as a component of income tax expense in the condensed consolidated statements of income. The Company recognized approximately $0.4 million of expense and a benefit of $1.2 million related to interest and penalties during the three months ended March 31, 2007 and 2006, respectively.

The Company or certain of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Internal Revenue Service (IRS) has concluded its examination of the Company’s U.S. federal income tax returns for years prior to 2004. The IRS is currently examining the Company’s 2004 U.S. income tax return. This examination is anticipated to be completed by the end of 2007. The Company is no longer subject to state income tax examinations for years prior to 1999. The state of Oklahoma is currently examining the Company’s state income tax returns for tax years 1999 through 2004.

(6) Related Party Transactions

As of March 31, 2007, News Corporation beneficially owned approximately 41% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

The Company charged entities controlled by News Corporation $2.5 million and $3.3 million for advertising and other services during the three months ended March 31, 2007 and 2006, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $0.3 million for each of the periods.

The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.1 million for each of the three months ended March 31, 2007 and 2006.

During the third quarter of 2004, the Company entered into a long-term capital sublease with News Corporation’s subsidiary Fox Entertainment Group, Inc. (“Fox”) for a transponder to be used in its Media Networks segment operations. Related amortization and interest expense recognized under this capital sublease was $0.5 million for each of the three months ended March 31, 2007 and 2006. The total obligation under this capital lease was $12.6 million at March 31, 2007 and $12.7 million at December 31, 2006.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(6) Related Party Transactions (continued)

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

As of March 31, 2007 and December 31, 2006, the Company had receivables due from News Corporation-controlled entities totaling $1.9 million and $2.4 million, respectively, and payables due to News Corporation-controlled entities totaling $0.1 million and $0.3 million, respectively.

The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

(7)  Segment Information

The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources to the business units. During the first quarter of 2007, the Company reorganized the presentation of its business units to its chief operating decision maker into three reportable segments. In addition, the Company also has Cross Platform Costs which includes certain company-wide expenditures. Segment information for the prior period has been reclassified to conform to the current presentation.

The Guidance Technology and Solutions Segment consists primarily of (i) IPG Patent Licensing to third party guide developers such as cable and satellite providers, consumer electronics (“CE”) manufacturers, set-top box manufacturers, interactive television software providers and program guide providers in the online, personal computer and mobile phone businesses, (ii) Company-developed IPG Products and Services provided for cable and satellite providers, CE manufacturers and mobile phone carriers, and (iii) video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Japan (collectively referred to as “VCR Plus+”). This segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups.

The Media Networks Segment consists of the Company’s cable television and online networks and includes the following business units: TV Guide Channel, TVG Network, Online Networks, TV Guide SPOT and TV Guide Mobile Entertainment.

The Publishing Segment consists primarily of TV Guide magazine.

Cross Platform Costs comprise company-wide expenditures including corporate marketing costs and expenditures related to the Company’s product development and technology group, as well as corporate management, corporate legal, corporate finance and other corporate functions, and related costs such as certain litigation and insurance costs. The product development and technology group focuses on developing next generation guidance products and services. Corporate marketing is primarily focused on cross-platform marketing initiatives to drive greater usage of our products and elevate our brand.

The Company’s chief operating decision maker uses an adjusted EBITDA (as defined below) measurement to evaluate the performance of, and allocate resources to, the business units. Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss when reviewed by the Company’s chief operating decision maker. Balance sheets of the reportable segments are not used by the chief operating decision maker to allocate resources or assess performance of the businesses.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(7)  Segment Information (continued)

Segment information for the three months ended March 31, 2007 and 2006 is presented and reconciled to consolidated income from continuing operations before income taxes as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Guidance Technology & Solutions:
Revenues	$75,466	$59,919
Operating expenses(1)	21,123	19,443
Adjusted EBITDA(2)	54,343	40,476
Media Networks:
Revenues	47,572	48,585
Operating expenses(1)	38,391	41,284
Adjusted EBITDA(2)	9,181	7,301
Publishing:
Revenues	33,696	35,528
Operating expenses(1)	39,761	49,418
Adjusted EBITDA(2)	(6,065)	(13,890)
Cross Platform Costs:
Operating expenses (1)	6,012	17,876
Adjusted EBITDA(2)	(6,012)	(17,876)
Consolidated:
Revenues	156,734	144,032
Operating expenses(1)	105,287	128,021
Adjusted EBITDA(2)	51,447	16,011
Stock compensation	(353)	(312)
Depreciation and amortization	(8,958)	(7,961)
Operating income	42,136	7,738
Interest income, net	6,369	5,169
Other income, net	327	118
Income from continuing operations before income taxes	$48,832	$13,025

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.
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

(8)  Stock-Based Employee Compensation

The Company did not grant any stock options during the three months ended March 31, 2007. The fair value of options granted during the three months ended March 31, 2006, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	N/A	4.6%
Expected volatility	N/A	49.5%
Expected life (years)	N/A	6.3
Expected dividend yield	N/A	-%

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(8)  Stock-Based Employee Compensation (continued)

The Company’s volatility estimate for the three months ended March 31, 2006, was based on the Company’s historical daily volatility from April 1, 2003 (the day after the Company restated its 2002 and prior financial results) as well as the implied volatility of the Company’s exchange traded options. The estimated expected term was determined based on the formula described in Staff Accounting Bulletin No. 107 for estimating the expected term of “plain vanilla” options.

The following table summarizes information about the Company’s stock option transactions (options in thousands):

	Shares (in thousands)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	28,510	$ 6.82	3.8
Granted	—	—
Exercised	(60)	3.00
Forfeited/Expired	(412)	6.60

Outstanding at March 31, 2007	28,038	$6.83	3.5	$ 6,133
Vested and expected to vest at March 31, 2007	27,402	$6.91	3.4	$ 5,481
Exercisable at March 31, 2007	24,261	$7.40	2.7	$ 2,272

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2007 was $0.1 million. As of March 31, 2007, $5.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.9 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007 and all other filings, including current reports on Form 8-K, filed with the SEC after such date and through the date of this report. This MD&A should also be read in conjunction with the condensed consolidated financial statements and notes that appear elsewhere in this report.

Overview

Gemstar-TV Guide International, Inc. (“Gemstar” or the “Company”) is a media, entertainment and technology company that develops, licenses, markets and distributes products and services targeted at the video guidance and entertainment needs of consumers worldwide.

During the first quarter of 2007, the Company reorganized the presentation of its business units to its chief operating decision maker into three reportable segments - Guidance Technology and Solutions, Media Networks and Publishing. In addition, the Company also has Cross Platform Costs which include certain company-wide expenditures.

Guidance Technology and Solutions. The Guidance Technology and Solutions Segment consists primarily of (i) IPG Patent Licensing to third party guide developers such as cable and satellite providers, consumer electronics (“CE”) manufacturers, set-top box manufacturers, interactive television software providers and program guide providers in the online, personal computer and mobile phone businesses, (ii) Company-developed IPG Products and Services provided for cable and satellite providers, CE manufacturers and mobile phone carriers, and (iii) video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Japan (collectively referred to as “VCR Plus+”). For the three months ended March 31, 2007, the Guidance Technology and Solutions Segment generated approximately 48% of our total revenue. This segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups.

On March 29, 2007, the Company acquired all of the outstanding shares of privately held PDT Holdings, Inc., which owns 100% of the outstanding shares of Aptiv Digital, Inc. (collectively “Aptiv”) for approximately $15.9 million in cash, after taking into account certain disbursements made at closing and customary working capital adjustments. Aptiv is a provider of software solutions for television set-top boxes. The operating results of Aptiv will be reported in the Company’s Guidance Technology and Solutions Segment, under IPG Products and Services, beginning in the second quarter of 2007. Aptiv’s first quarter of 2007 results subsequent to the acquisition date were not material to our consolidated results of operations.

Media Networks. The Media Networks Segment includes the operations of TV Guide Channel, TVG Network, Online Networks, TV Guide SPOT and TV Guide Mobile Entertainment. For the three months ended March 31, 2007, the Media Networks Segment generated approximately 30% of our total revenue. The Media Networks Segment generates revenue primarily from advertising fees received by TV Guide Channel, TVG Network and Online Networks, affiliate fees received by TV Guide Channel, and licensing and wagering fees received by TVG Network.

TV Guide Channel offers television guidance-related programming as well as program listings and descriptions primarily in the United States. TV Guide Channel generally offers multiple system operators (“MSOs”) and digital broadcast satellite providers (“DBS”) a customized television network, continuously delivering updated entertainment information that promotes the provider’s networks and services. As of March 31, 2007, the TV Guide Channel was distributed to 80.8 million households as measured by Nielsen Media Research. TV Guide Channel generates approximately 54% of its advertising revenue from national advertising and 46% from long-form infomercials, which run daily from 2:00 AM to 11:00 AM.

TVG Network combines live television horse racing from many of the premier horse racetracks in the United States and other countries with the convenience of wagering from home via telephone, online (www.tvg.com), interactive set-top box and WAP enabled mobile wagering, from certain states. TVG Network also receives licensing revenue from other advance deposit wagering providers. As of March 31, 2007, TVG Network was distributed to approximately 20.4 million U.S. cable or satellite households and, as of April 30, 2007, had increased this distribution to approximately 25.5 million U.S. households. TVG Network’s programming is also available to over 11 million households in the United Kingdom and Ireland via the U.K.’s leading horseracing network, At the Races.

Online Networks is a collection of TV information, entertainment and guidance Web sites that provide consumers with a combination of entertainment news, TV programming, celebrity information, localized channel listings, editorial guidance, community features and search features. The tvguide.com search engine provides consumers with a comprehensive experience by integrating online video with the breadth and depth of TV Guide’s database of listings, show and episode descriptions, news, reviews, ratings, user blogs, groups, message boards, photos, TV Guide magazine covers, and other contextual information, as well as video clips from TV Guide Channel and certain third party networks. Our entertainment blog community consists of over 60 professional blogs, primarily created and maintained by our TV Guide magazine and tvguide.com editorial staff. In addition, every registered user can create his or her own blog using tvguide.com’s simple blogging tools and users can also create their own groups and message boards. According to Nielsen/Net Ratings, our Online Networks (tvguide.com, jumptheshark.com, tv-now.com, tvshowsondvd.com and fansofrealitytv.com) averaged 4.7 million unduplicated unique users per month for the three months ended March 31, 2007, which includes an average of 4.2 million unique users per month at tvguide.com.

TV Guide SPOT is a video-on-demand service featuring advertiser supported, short-form, originally-produced entertainment programs that guide consumers to the most compelling fare on TV each week.  TV Guide SPOT is now available to approximately 27 million digital cable subscribers and to subscribers with stand-alone TiVo set-top boxes.

TV Guide Mobile Entertainment creates and distributes content developed specifically for mobile devices, including video enabled cell phones and personal digital assistants.

Publishing.  The Publishing Segment consists primarily of TV Guide magazine. For the three months ended March 31, 2007, our Publishing Segment generated approximately 22% of our total revenue. Our Publishing Segment generates revenue primarily through subscription, advertising and newsstand sales of TV Guide magazine.

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

TV Guide magazine’s content is centered on TV-related news, feature stories, TV celebrity photos, behind-the-scenes coverage, reviews and recommendations and national television listings. TV Guide magazine is family-focused and primarily targets women ages 30 to 54. The magazine is published as one national edition, with either an Eastern/Central or a Mountain/Pacific time-zone listings. TV Guide magazine’s rate base, the volume of circulation guaranteed to advertisers, is currently 3.2 million. Total circulation for the three months ended March 31, 2007 averaged 3.3 million copies per week.

Cross Platform Costs. Cross Platform Costs comprise company-wide expenditures including corporate marketing costs and expenditures related to the Company’s product development and technology group, as well as corporate management, corporate legal, corporate finance and other corporate functions, and related costs such as certain litigation and insurance costs. The product development and technology group focuses on developing next generation guidance products and services. Corporate marketing is primarily focused on cross-platform marketing initiatives to drive greater usage of our products and elevate our brand.

Consolidated Results of Operations

The following table sets forth certain financial information for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006	Change

Revenues	$156,734	$144,032	$12,702
Operating expenses:
Operating expenses, exclusive of expenses shown below	105,640	128,333	(22,693)
Depreciation and amortization	8,958	7,961	997
	114,598	136,294	(21,696)
Operating income	42,136	7,738	34,398
Interest income, net	6,369	5,169	1,200
Other income, net	327	118	209
Income from continuing operations before income taxes	48,832	13,025	35,807
Income tax expense	18,069	4,459	13,610
Income from continuing operations	30,763	8,566	22,197
Discontinued operations:
Income from discontinued operations before income taxes	5,858	—	5,858
Income tax expense	2,217	—	2,217
Income from discontinued operations	3,641	—	3,641
Net income	$34,404	$8,566	$25,838

Discussion

For the three months ended March 31, 2007, revenues were $156.7 million, an increase of $12.7 million, or 8.8%, compared to the same period in 2006. The increase was primarily due to a $14.3 million increase in IPG Patent Licensing revenue and a $5.3 million increase in IPG Products and Services revenue. These increases were partially offset by a $3.7 million, $1.8 million and $1.7 million decrease in VCR Plus+, TV Guide Magazine and TV Guide Channel revenues, respectively.

For the three months ended March 31, 2007, operating expenses, exclusive of depreciation and amortization were $105.6 million, a decrease of $22.7 million, or 17.7%, compared to the same period in 2006. The decrease was primarily due to a $8.7 million decrease in TV Guide magazine production costs and the reversal of $10.7 million in accrued liabilities relating to a patent rights agreement with Mr. Yuen (See Note 3 to the condensed consolidated financial statements).

Research and Development

Included in operating expenses above are costs associated with our research and development activities. Consolidated research and development expenses for the three months ended March 31, 2007 and 2006 were $8.5 million and $6.0 million, respectively. Research and development efforts focused on enhancing our IPGs, including our 49% share of Guideworks, are recorded in the Guidance Technology and Solutions Segment. Research and development efforts focused on developing next generation guidance products and services are performed by our product development and technology group and are recorded in Cross Platform Costs.

Interest income, net

For the three months ended March 31, 2007, interest income was $6.4 million, an increase of $1.2 million from the same period in 2006. This increase is due to higher prevailing interest rates and better cash management.

Legal and Other Loss Contingencies

Liabilities related to contingent matters at March 31, 2007 and December 31, 2006 were $9.1 million and $9.7 million, respectively.

For the three months ended March 31, 2007, Company-wide outside legal expenses were $5.7 million, which is comprised of $4.4 million of expenses recorded in the Guidance Technology and Solutions Segment, $0.3 million in the Media Networks Segment and $1.0 million recorded in Cross Platform Costs. For the three months ended March 31, 2006, Company-wide outside legal expenses were $6.2 million, which is comprised of $2.7 million of legal expenses recorded in the Guidance Technology and Solutions Segment, $0.2 million in the Media Networks Segment and $3.3 million recorded in Cross Platform Costs. The increase in legal expenses for the Guidance Technology and Solutions Segment is primarily due to an increase in patent litigation costs. The decrease in Cross Platform Costs' legal expenses, recorded within corporate general and administrative, is due to a decline in costs for proceedings related to our former officers. We expect outside legal expenses to continue to be significant for the foreseeable future.

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as amended (“Interpretation 48”), on January 1, 2007. Interpretation 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of the implementation of Interpretation 48, the Company recognized a $56.4 million decrease in the liability for tax contingencies, which was accounted for as an addition to the January 1, 2007 balance of retained earnings. After the date of adoption, the Company had a remaining liability of $24.5 million recorded for tax contingency reserves, which includes penalties and interest of $7.9 million.

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

The provision for income taxes as a percentage of income from continuing operations before income taxes was 37.0% and 34.2% for the three months ended March 31, 2007 and 2006, respectively.

Segment Results of Operations

The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources to the business units. During the first quarter of 2007, the Company reorganized the presentation of its business units to its chief operating decision maker into three reportable segments. In addition, the Company also has Cross Platform Costs which include certain company-wide expenditures. Segment information for the prior period has been reclassified to conform to the current presentation.

Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss reviewed by the chief operating decision maker. Segment information for the three months ended March 31, 2007 and 2006 is presented and reconciled to consolidated income from continuing operations before income taxes in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in Note 7 of the condensed consolidated financial statements.

Discussion relating to operating expenses for our segments uses the definition of operating expenses included in Note 7 of the condensed consolidated financial statements.

Guidance Technology and Solutions

The following table shows the breakdown of revenues in the Guidance Technology and Solutions segment (in thousands):

Three Months Ended
March 31,		Change
2007	2006	Dollars	Percent

IPG Patent Licensing	$41,269	$26,979	$14,290	53.0%
IPG Products and Services	19,623	14,356	5,267	36.7%
VCR Plus+	12,003	15,740	(3,737)	(23.7)%
Other	2,571	2,844	(273)	(9.6)%
Total	$75,466	$59,919	$15,547	25.9%

Our IPG Patent Licensing includes worldwide patent licenses to third party guide developers such as cable and satellite providers, CE manufacturers, set-top box manufacturers, interactive television software providers and program guide providers in the online, personal computer and mobile phone businesses. For the three months ended March 31, 2007, revenues increased by $14.3 million or 53.0% when compared to the same period in the prior year. This increase was primarily due to (i) revenue from the recent patent license agreements with British Sky Broadcasting Group plc (fourth quarter of 2006) and Yahoo! Inc. (third quarter 2006), (ii) an increase in the digital subscribers of our U.S. cable and satellite licensees, and (iii) a $6.5 million payment from a licensee for previously unreported IPGs deployed from the second quarter of 2004 to December of 2006. Revenue from IPG patent licenses includes the amortization of up-front payments received under long-term patent licenses from cable and satellite providers and CE manufacturers; $15.6 million and $12.7 million for the three months ended March 31, 2007 and 2006, respectively.

Our IPG Products and Services includes the worldwide distribution of Company-developed IPGs to cable and satellite providers, CE manufacturers and mobile carriers. For the three months ended March 31, 2007, revenues increased by $5.3 million or 36.7% when compared to the same period in the prior year. This increase was primarily due to an increase in cable and satellite digital subscribers that receive our IPG and greater incorporations of our IPG in CE products.

For the three months ended March 31, 2007, approximately 72% of our IPG Patent Licensing and IPG Products and Services revenue relates to IPGs deployed in the U.S. and approximately 28% relates to IPGs deployed outside the U.S., primarily in Canada, Europe and Asia.

For the three months ended March 31, 2007, VCR Plus+ revenues decreased by $3.7 million, or 23.7% compared to the same period in 2006. The decrease was primarily due to a decline in reported units shipped by CE manufacturers that incorporate VCR Plus+. The first quarter of 2007 includes $2.1 million in revenue for units shipped prior to the fourth quarter of 2006 by two CE manufacturers, but reported to us in the current quarter. The first quarter of 2006 included the recognition of $1.6 million of minimum revenue guarantees.

We believe that demand from consumers for more advanced guidance and recording capabilities will continue to grow as the cost of CE devices incorporating these technologies decreases. We believe this demand will increase our IPG Products and Services and IPG Patent Licensing revenues, and more than offset the decrease in VCR Plus + revenues.

Other primarily consists of our IPG advertising revenue and the operations of Norpak Corporation, our majority owned subsidiary that manufactures data insertion equipment.

For the three months ended March 31, 2007, operating expenses in this segment were $21.1 million, an increase of $1.7 million, or 8.6%, when compared to the same period in 2006. This increase is primarily due to a $1.7 million increase in patent litigation costs.

Media Networks

The following table shows the breakdown of revenues in the Media Networks Segment by business unit (in thousands):

	Three Months Ended March 31,		Change
	2007	2006	Dollars	Percent

TV Guide Channel	$33,707	$35,397	$(1,690)	(4.8)%
TVG Network	11,440	10,426	1,014	9.7%
Online Networks	1,900	2,731	(831)	(30.4)%
Other	525	31	494	1,593.5%
Total	$47,572	$48,585	$(1,013)	(2.1)%

TV Guide Channel is available in analog cable, digital cable and DBS homes. TV Guide Channel’s viewers come primarily from analog cable homes, where scroll data is still utilized for guidance. Digital cable and DBS homes have many more channels and generally use an IPG for listing information. TV Guide Channel’s overall distribution increased by approximately 2.8 million subscribers since March 31, 2006 due to an increase in digital cable and DBS homes, partially offset by a decrease in analog cable homes. As of March 31, 2007, approximately 35% of our total distribution was in analog cable households, down from approximately 44% at March 31, 2006. We believe this trend will continue as more subscribers upgrade from analog cable to digital cable or switch to DBS and as MSOs migrate the Channel from analog to digital. Despite the decline in analog cable subscribers, we were able to maintain our total day national household rating at the same level as 2006. This was due to an increase in household length of tune, average minutes viewed and an increase in digital cable and DBS viewers, compared to the prior year. We believe the increase in length of tune and average minutes viewed is related to our increased investment in programming for the channel. Ultimately, we believe our programming investment will lead to increased viewership from our total distribution - analog cable, digital cable and DBS households.

For the three months ended March 31, 2007, TV Guide Channel advertising revenue decreased by $1.8 million compared to the same period in the prior year. This was primarily due to a decrease in the volume of program promotion advertising and reduced infomercial rates, partially offset by an increase in conventional advertising sales.

Affiliate revenues for the three months ended March 31, 2007 were flat compared to the same period in the prior year. Future TV Guide Channel revenue growth will be largely dependent on our ability to grow advertising revenues, as the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts.

For the three months ended March 31, 2007, TVG Network increased revenues by $1.0 million or 9.7%, as compared to the same period in 2006. This growth reflects increased wagering volumes for both our wagering operations and the wagering operations of our licensees. Our wagering operations and the wagering operations of our licensees have benefited from our continued growth in household distribution.

Online Networks derives revenues primarily from advertising. For the three months ended March 31, 2007, advertising revenues decreased by $0.8 million or 29.4% compared to the same period in the prior year. This decrease is primarily due to lower program promotion advertising and lower inventory sell-thru.

Operating expenses in this segment were $38.4 million for the three months ended March 31, 2007, a decrease of $2.9 million, or 7.0%, from the same period last year. TV Guide Channel marketing and promotional expense was $3.3 million less for the three months ended March 31, 2007, due to the timing of new program launches.

Additional Media Networks Operating Statistics

	March 31, 2007	Dec. 31, 2006	March 31, 2006
Subscriber Data (in thousands) (1)

TV Guide Channel	80,776	79,717	77,954
TVG Network	20,400	19,400	18,100
Online Networks unique users (2) (3)	4,733	4,042	3,203
tvguide.com unique users (2)	4,246	3,620	3,203

    (1)       Subscriber data as of the above date represents:
     •   Nielsen households for the domestic TV Guide Channel
     •  Households for TVG Network, based primarily on information provided by distributors
(2)	Average monthly unique users for the three month period, as measured by Nielsen/NetRatings.
(3)	Online Networks comprises the unduplicated unique users of tvguide.com and our other Web sites, subsequent to the date we acquired them.

Publishing

	Three Months Ended March 31,		Change
Revenues (in thousands)	2007	2006	Dollars	Percent

TV Guide magazine	$33,696 .	$35,528	$(1,832)	(5.2)%

Subscriber revenues for the three months ended March 31, 2007, declined by $5.6 million or 22.0%, when compared to the same period in the prior year. Due to a planned reduction in circulation, our average weekly-paid subscribers for the three months ended March 31, 2007, decreased by 23.0% compared to the same period in the prior year.

Newsstand revenues, for the three months ended March 31, 2007, increased by $2.6 million, as compared to the same period in the prior year. This was primarily due to a $2.4 million reduction in initial placement order (“IPO”) fees, which are deducted from revenues, and an increase in our cover price ($2.49 vs. $1.99).

Advertising revenues, for the three months ended March 31, 2007 compared to the same period in 2006, increased by $1.6 million or 18.2%, due to the continued demonstration of stable circulation and strong audience data for TV Guide magazine.

Operating expenses in this segment were $39.8 million for the three months ended March 31, 2007, a decrease of $9.7 million from the same period last year. This decrease was primarily due to an $8.7 million decrease in TV Guide magazine production costs, mainly as a result of a decrease in printed copies.

TV Guide magazine incurred approximately $6 million in losses for the three months ended March 31, 2007. We anticipate incurring losses of approximately $30 million to $35 million for fiscal year 2007 and continuing, but declining, losses for approximately the next three years thereafter.

Additional Publishing Operating Statistics

	March 31,	Dec. 31,	March 31,
	2007	2006	2006

TV Guide magazine circulation (in thousands) (1)
Newsstand (2)	226	255	307
Subscriptions	2,886	2,850	3,747
Sponsored	173	175	17
	3,285	3,280	4,071

(1)   Average weekly circulation for the three months ended.
(2)	Current period numbers include an estimate for returns. Prior period numbers are updated to reflect actual returns.

Cross Platform Costs

The following table shows the breakdown of Cross Platform operating expenses (in thousands):

	Three Months Ended March 31,		Change
	2007	2006	Dollars	Percent

Product Development and Technology	$3,933	$624	$3,309	530.3%
Corporate Marketing	1,201	-	1,201	n/a
Corporate General and Administrative	878	17,252	(16,374)	(94.9)%
Total	$6,012	$17,876	$(11,864)	(66.4)%

For the three months ended March 31, 2007, product development and technology expenses increased by $3.3 million as compared to the same period in the prior year. Costs incurred to develop next generation guidance products and services in the first quarter of 2006 were minimal, as this group was in the process of being formed. In fiscal year 2007, we expect to incur a total of approximately $19 million in expenses for this group.

For the three months ended March 31, 2007, corporate marketing expenses increased by $1.2 million as compared to the same period in the prior year. The corporate marketing group was formed in the second quarter of 2006. In fiscal year 2007, we expect to incur $15 million to $20 million in corporate marketing expenses, which includes launching cross-platform marketing initiatives in the second half of 2007 to drive greater usage of our products and elevate our brand.

For the three months ended March 31, 2007, corporate general and administrative expenses decreased by $16.4 million or 94.9% as compared to the same period in the prior year. Corporate general and administrative expenses were reduced in the first quarter of 2007 by the reversal of $10.7 million in accrued liabilities relating to a patent rights agreement with Mr. Yuen (See Note 3 to the condensed consolidated financial statements). The first quarter of 2006 had a $0.8 million accrual for Mr. Yuen’s patent rights agreement and an additional $2.3 million in legal expenses for proceedings related to our former officers.

Liquidity and Capital Resources

As of March 31, 2007, our cash, cash equivalents and marketable securities were $506.7 million. In addition, we had restricted cash of $32.0 million maintained in segregated, interest-bearing accounts. Of this amount, $31.1 million relates to the November 2002 management and corporate governance restructuring, which is discussed in Note 3 to the Condensed Consolidated Financial Statements.

Net cash flows provided by operating activities were $8.2 million for the three months ended March 31, 2007 compared to $28.5 million for the same period last year. Income from continuing operations before income taxes in the first quarter of 2007 increased by $35.8 million, however, operating cash flow decreased, as the first quarter of 2006 included the receipt of $52.4 million in income tax refunds.

    Net cash flows used in investing activities were $46.0 million for the three months ended March 31, 2007 compared to $4.6 million used in the same period last year. The increase is primarily due to the Aptiv acquisition and a $30.5 million increase in net marketable securities purchases.

For the three months ended March 31, 2007, we made capital expenditures of $3.2 million compared to $2.7 million in the same period in the prior year. In fiscal year 2007, we plan to make total capital expenditures of approximately $28 million to $32 million.

Net cash flows used in financing activities were flat compared to the same period in the prior year.

We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in deferred revenue on the consolidated balance sheets. As of March 31, 2007, current and long-term deferred revenue totaled $489.6 million. Our liability for prepaid magazine subscriptions is limited to the unearned payments in the event customers cancel their subscriptions. Our liability for other payments is limited to a refund of unearned payments in the event that we are unable to provide service. No material refunds have been paid to date. We only reduced our balance sheet deferred revenue by $7.9 million in the first quarter of 2007, due to the receipt of an up-front licensing payment. We anticipate reducing deferred revenue by $47 million to $53 million for all of fiscal 2007, primarily from the recognition of deferred revenue.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three month period ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We have recently established a new product development and technology group to enhance the Company's product development efforts, and we are committing significant resources to our product development efforts. The process of developing and marketing new products and services is inherently complex and uncertain, and there are a number of risks, including the following:

·
we cannot assure you that the level of funding and significant resources we are committing for investments in new products, services, technologies and initiatives will be sufficient or result in successful new products, services or technologies;

·
we cannot assure you that our newly developed products, services or technologies can be successfully protected as proprietary intellectual property rights or will not infringe the intellectual property rights of others;

·	we cannot assure you that any new products or services that we develop will achieve market acceptance;

·	our products, services and technologies may become obsolete due to rapid advancements in technology and changes in consumer preferences; and

·
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

        Risks Relating to the Transformation of TV Guide Magazine. Prior to the re-launch of TV Guide magazine in a full-sized, full-color format in October 2005, the operating results of our magazine publishing business had deteriorated over a period of several years due to significant declines in the digest-sized magazine's newsstand sales, contribution per copy, and advertising revenue. Prior to the re-launch, we sought to reverse such declines through a variety of different initiatives, including editorial changes and aggressive promotional offerings. However, those efforts were unsuccessful. Consequently, during the fourth quarter of 2005 we transformed our TV Guide magazine from a digest-sized, listings oriented format to a more contemporary full-sized, full-color magazine, filled with more features and photos and targeted at a younger demographic. However, several other widely circulated magazines and other media outlets seek to appeal to this market segment and there can be no assurance that the transformed magazine will appeal to or be accepted by this market segment or the advertisers who seek to reach it. A business initiative of this scale is inherently risky and there can be no assurance that our assumptions are valid or that our circulation and advertising goals can be achieved. Additionally, the ongoing costs associated with the transformation of the magazine are substantial, and should this effort ultimately prove unsuccessful, the cost of pursuing other alternatives may be significant. We cannot assure that the transformed magazine or our magazine publishing business will achieve profitability.

Risks Relating to the Magazine Publishing Business.  Both our advertising and circulation revenue can be negatively impacted by decreases in circulation and readership levels. In addition, TV Guide magazine and the overall magazine industry have been subjected to increasing competition from sources other than traditional print formats, such as the Internet. The risk exists that this trend may continue. We have attempted to take advantage of the growth of online media and advertising, but we face increasing competition from other online sources for both advertising and circulation revenues. To the extent advertisers view other forms of media as providing a more cost-effective or generally superior method for reaching consumers with advertising, the profitability of publishing magazines, including TV Guide, will be negatively impacted. We may not be successful in achieving the volume of circulation guaranteed to advertisers or may incur significant additional costs in attempting to do so and we may not be able to recover these costs through circulation and advertising revenues. If we cannot maintain our magazine circulation or if we experience erosion in the magazine’s readership, this could, in turn, adversely affect our circulation and advertising revenues.

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

IPG advertising is at the discretion of the MSO and DBS providers who have entered into IPG patent license agreements to deploy a non-TV Guide Licensed IPG. Our ability to increase the revenues that we derive from the sale of advertising on IPGs distributed by our cable and satellite licensees will depend on the implementation of IPG advertising by such licensees, as well as on increased acceptance of IPG advertising by consumers and advertisers. The market for IPG advertising is at an early stage of development and we cannot assure you that we will succeed in our efforts to develop IPG advertising as a widely accepted advertising medium.

Our business may be adversely affected by fluctuations in demand for consumer electronics devices incorporating our technologies.

We derive significant revenues from manufacturer license fees for our VCR Plus+ and IPG technologies based on the number of units shipped. We do not manufacture hardware, but rather depend on the cooperation of CE manufacturers to incorporate our VCR Plus+ and IPG technologies into their products. Generally, our license agreements do not require manufacturers to include our technology in any specific number or percentage of units, and only a few of these agreements guarantee a minimum aggregate licensing fee. Purchases of new CE devices, including television sets, integrated satellite receiver decoders, DVRs, DVD recorders, personal computers and Internet appliances are largely discretionary and may be adversely impacted by increasing market saturation, durability of products in the marketplace, new competing products, alternate consumer entertainment options and general economic trends in the countries or regions in which these products are offered. As a result, our future operating results may be adversely impacted by fluctuations in sales of CE devices employing our technologies.

In addition, the decision by manufacturers to incorporate our IPG technology into their products is a function of what other guide technologies and products are available. Our future operating results may be adversely impacted as a result of CE manufacturers opting not to incorporate our technology into their devices as a result of other available alternatives.

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

We face competition from a wide range of other companies in the communications, advertising, media, entertainment, publishing, information, Internet services, software and technology fields. The competitive environment could, among other results, require price reductions for our products and services, require increased spending on marketing and development, limit our ability to develop new products and services, limit our ability to acquire rights to produce and/or display content that is popular among our targeted audience, limit our ability to expand our customer base or even result in attrition in our customer base. Any of these occurrences could negatively impact our operating results. Many of our competitors have greater financial and human resources than we do. As a result, these competitors can compete more effectively by offering customers better pricing and other more favorable terms and conditions. Our IPGs face competition from companies that produce and market program guides as well as television schedule information in a variety of formats, both print and electronic. Several products and services on the market offer simplified VCR programming functions that compete with our VCR Plus+ system. TV Guide magazine competes with general entertainment and other magazines at newsstand and for subscribers. The TV Guide Channel competes with general entertainment channels for television viewership and carriage on cable and DBS systems. Online Networks competes for visitors with general entertainment Web sites and online search providers, including sites that provide television listings, television-specific information and/or that enable users to locate and view video on the Internet. Each of TV Guide magazine, TV Guide Channel and Online Networks vie for marketers' advertising spend with other media outlets. TVG Network competes for viewers with other television networks, one of which is under common ownership with several racetracks and accepts wagers from residents of more states than TVG Network accepts. In addition, TVG Network competes for wagering and telecast rights with other networks and account wagering providers. TVG Network licenses its patents, and sublicenses audiovisual and pari-mutuel account wagering rights for content from various horse racetracks, to certain account wagering providers and is paid royalties based upon account wagering from certain horse racetracks processed by its licensees. These licensees currently maintain wagering accounts for residents of certain states in which TVG Network does not. TVG Network's contracts for account wagering and telecast rights with racetracks, as well as its sublicensing arrangements, have varying maturities and renewal terms. TVG Network could be unable to renew its current contracts when they expire or the renewal terms could be less favorable than the current terms, which could have an adverse effect on the Company's TVG Network business. In addition, TVG Network and its licensees compete for wagering revenue with other account wagering operations and industry participants

Any infringement by us or some of our licensees on patent rights of others could affect the development of our products and services or result in litigation.

Patents of third parties may have an important bearing on our ability to offer some of our products and services. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, in the United States, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. If one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others and whether the licenses would be available or, if available, whether we would be able to obtain the licenses on commercially reasonable terms. If we were unable to obtain the licenses, we might not be able to redesign our products or services to avoid infringement. Furthermore, we provide indemnification protection to some of our IPG licensees under which we may be obligated to indemnify those licensees and hold them harmless from some claims, including claims that our or their products or services infringe other parties' patents. The Company's indemnification obligations are typically limited based upon the amounts paid to the Company by the licensee under the license agreement; however, some license agreements, including those with our largest MSO and DBS providers, do not specify a limit on amounts that may be payable under the indemnity arrangements. Certain of the Company's large MSO and DBS licensees have received notices of pending or threatened patent claims from Finisar (see Note 4 to the Consolidated Financial Statements). Furthermore, the costs of investigating, defending or remedying alleged infringement and/or related indemnification claims could be substantial and could have a material adverse effect on our financial condition or results of operations.

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

We rely on third party providers to deliver our IPG data to CE devices that include our IPG. Further, our national data network provides customized and localized listings to our IPG service for MSOs and DBS providers and licensees of our data used in third party IPGs for MSOs and DBS providers. There can be no assurance that these delivery mechanisms will distribute the data without error or that the agreements that govern some of these relationships can be maintained on favorable economic terms.

To deliver our IPG data to CE devices, we have arrangements to carry our data in a part of the television signal called the vertical blanking interval (“VBI”) or its digital signal equivalent, of television stations included in the public broadcasting network, independently owned stations, and stations owned and operated by various station group owners. We have historically only delivered our IPG data to CE devices through the VBI in analog broadcast signals. We currently rely primarily on a contract related to the public broadcasting network stations to deliver our IPG data to CE devices over the VBI of their analog broadcast signals. This agreement, which covers substantially all of the territory required to be covered to effectively transmit our data in the United States, has been in effect for several years; and, we anticipate extending it upon its expiration later this year.

In anticipation of the FCC mandate of 100% digital transmission, which takes effect in 2009, we recently entered into a long-term IPG data distribution and advertising agreement with CBS Corporation, which will allow for the distribution of our CE IPG data over the digital broadcast signals of both CBS owned and operated stations and participating affiliates following the installation of necessary equipment. We also rely on other arrangements, which are not long-term, with other broadcasters for secondary carriage of our IPG data to CE devices. We cannot assure you that we will be able to successfully renew or extend any of our existing carriage arrangements when they expire, or that renewals will be on terms that are as favorable to the Company as the arrangements currently in effect. Our inability to renew the existing arrangements on terms that are favorable to the Company, or enter into alternative arrangements that allow us to effectively transmit our IPG data to CE devices throughout the United States could have a material adverse effect on our CE IPG business in the United States.

Our IPG data to CE devices broadcast through the VBI can be, and has been in the past in some markets, deleted or modified by some of the local service providers. Widespread deletion or modification of this data by service providers could have a material adverse impact on our CE IPG business. To mitigate this risk, we have entered into agreements with many service providers to ensure that our IPG data to CE devices will not be deleted or modified by such systems. Additionally, cable companies are progressively moving their systems from an analog format to a digital format, which poses certain problems to the passage of our IPG data to CE devices carried in their signals. Solving such problems will require the cooperation of third parties such as the MSOs and DBS providers, television broadcasters and hardware manufacturers, and may also require additional investment by the Company. Furthermore, in order for CE devices that incorporate our IPG to receive our data, such data must also be able to pass through any receivers through which such CE devices are receiving television programming signals. We do not currently deliver our IPG data to CE devices over satellite networks. Even if our IPG data is passed to cable subscribers through cable networks by the service providers, there is a risk that the cable set-top boxes deployed by such subscribers can impede the passage of our IPG data to CE devices. Widespread impedance of our IPG data to CE devices in any of the manners set forth above could have a material adverse impact on our CE IPG business.

We are currently making significant investments in the U.S., Europe and Asia to build the capability to provide our program listings information via digital broadcast signals to support the next generation of products from our manufacturing partners. This involves deploying equipment to aggregate and insert listings data, and securing bandwidth in digital broadcast streams to deliver that data.  If we are unable to complete this digital delivery build-out in each of our regions in time to meet the planned deployment of the next generation of digital broadcast reliant CE devices, this could have a material adverse impact on our CE IPG business.

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

TVG Network derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. Additionally, TVG Network's Internet-based horse race wagering operations are heavily regulated. Adverse changes in the political climate, new legislation or regulatory activity could harm our business.  From time to time, the California Horse Racing Board has considered various proposals that, if enacted, would detrimentally impact the revenue that TVG derives from the California market or otherwise adversely impact TVG's business model. California’s advance deposit wagering statute authorizing pari-mutuel wagering on horse races by California residents will expire on January 1, 2008, unless the State of California extends it.  From time to time, members of Congress and state legislatures have introduced bills that would prohibit or severely restrict off-track interstate pari-mutuel or Internet-based wagering. If any such legislation were enacted into law, TVG's advance deposit wagering business could be adversely affected. Congress recently passed legislation which prohibits the use of various electronic payment methods and systems in connection with illegal Internet-based wagering activities. While this recently enacted legislation continues to provide an exemption for advance deposit wagering on horse racing as conducted by TVG, there is a risk that further legislation or regulations could be enacted or promulgated that could adversely affect the business, operations or prospects of our TVG business. Furthermore, there is a risk that new legislation or regulatory activity that would prohibit Internet-based wagering will be pursued in order to rectify possible nonconformity by the United States with the General Agreement on Trade in Services treaty as determined by an appellate body of the World Trade Organization. In addition, from time to time, payment systems have, on behalf of their member financial institutions, taken actions to limit the use of credit cards and debit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations and may do so in the future in response to additional regulatory burdens. Although such efforts to restrict payment mechanisms may not be intended to restrict the lawful activity of licensed operations such as TVG Network, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects.  The adoption of any laws, rules or regulations that further limit the ability of TVG to conduct interstate pari-mutuel wagering could have a material adverse effect on our TVG business.

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

The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While these regulations do not apply directly to us, they affect cable television providers and other multichannel video programming distributors (“MVPDs”), which are the primary customers for certain of our products and services. In March 2005, the FCC extended to July 1, 2007 a deadline under which MVPDs (except DBS providers) must phase-out consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions (the “integration ban”). Several parties have petitioned the FCC for waivers or deferrals of the integration ban. Resolution of these petitions and other FCC action with respect to these issues could affect demand for IPGs incorporated into set-top boxes or CE devices.

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

ITEM 4.   CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2007 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2007 in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.
(Registrant)

Date: May 3, 2007	By:	/s/ Bedi A. Singh
Bedi A. Singh Executive Vice President and Chief Financial Officer (Principal Financial Officer)