Form 10-Q
period 2007-06-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2007-07-27
CIK 923282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 23, 2007, there were 428,575,143 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

Items 2, 3 and 5 of PART II are not applicable and have been omitted.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$436,184	$464,637
Restricted cash	32,208	31,814
Marketable securities	78,625	48,938
Receivables, net	77,511	73,786
Deferred tax assets, net	11,906	13,491
Current income taxes receivable	47,592	49,588
Other current assets	27,572	18,329
Total current assets	711,598	700,583
Property and equipment, net	67,239	68,182
Indefinite-lived intangible assets	62,141	61,921
Finite-lived intangible assets, net	90,955	92,340
Goodwill	261,907	260,503
Income taxes receivable	26,972	22,731
Deferred tax assets, long-term, net	—	3,141
Other assets	15,128	14,336
	$1,235,940	$1,223,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,755	$32,392
Accrued liabilities	77,079	104,259
Current portion of capital lease obligations	629	605
Current portion of deferred revenue	129,531	128,516
Total current liabilities	224,994	265,772
Deferred tax liabilities, net	16,959	—
Long-term capital lease obligations, less current portion	11,790	12,111
Deferred revenue, less current portion	345,179	368,950
Other liabilities	68,609	123,779
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	4,337	4,337
Additional paid-in capital	8,455,123	8,456,117
Accumulated deficit	(7,838,864)	(7,950,421)
Accumulated other comprehensive income, net of tax	1,677	665
Treasury stock, at cost	(53,864)	(57,573)
Total stockholders’ equity	568,409	453,125
	$1,235,940	$1,223,737

See accompanying Notes to Condensed Consolidated Financial Statements.

 GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$155,609	$133,289	$312,343	$277,321
Expenses:
Costs of revenues	47,592	53,940	95,676	113,383
Selling, general and administrative	73,622	55,581	131,178	124,471
Depreciation and amortization	9,688	8,606	18,646	16,567
Operating income	24,707	15,162	66,843	22,900
Other income:
Interest income, net	6,255	6,609	12,624	11,778
Other (expense) income, net	(134)	133	193	251
Income from continuing operations before income taxes	30,828	21,904	79,660	34,929
Income tax expense	10,053	7,269	28,122	11,728
Income from continuing operations	20,775	14,635	51,538	23,201
Discontinued operations:
Income from discontinued operations before income taxes	—	—	5,858	—
Income tax expense	—	—	2,217	—
Income from discontinued operations	—	—	3,641	—
Net income	$20,775	$14,635	$55,179	$23,201

Basic and diluted per share:
Income from continuing operations	$0.05	$0.03	$0.12	$0.05
Income from discontinued operations	0.00	0.00	0.01	0.00
Net income	$0.05	$0.03	$0.13	$0.05

Weighted average shares outstanding:
Basic	428,159	426,187	428,031	426,180
Diluted	428,867	426,256	428,546	426,234

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Balance at beginning of period	$544,704	$382,128	$453,125	$373,206
Net income	20,775	14,635	55,179	23,201
Other comprehensive income	775	514	1,012	491
Comprehensive income	21,550	15,149	56,191	23,692
Cumulative effect of an accounting change	—	—	56,378	—
Other, principally shares issued pursuant to stock option plans, including tax benefit, and stock compensation expense	2,155	577	2,715	956
Balance at end of period	$568,409	$397,854	$568,409	$397,854

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$55,179	$23,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,646	16,567
Deferred income taxes	21,685	3,867
Other	3,480	2,674
Changes in operating assets and liabilities:
Restricted cash	(394)	8,037
Receivables	2,825	8,341
Income taxes, net	(2,245)	54,569
Other assets	(11,319)	8,200
Accounts payable, accrued liabilities and other liabilities	(44,456)	(30,123)
Deferred revenue	(22,756)	(35,179)
Net cash provided by operating activities	20,645	60,154
Cash flows from investing activities:
Acquisition of Aptiv, net of acquired cash of $4,466	(11,829)	—
Other acquisitions and investments	(1,181)	(2,888)
Purchases of marketable securities	(107,897)	(33,792)
Maturities of marketable securities	79,086	12,729
Proceeds from sale of assets	10	8
Additions to property and equipment	(8,501)	(8,947)
Net cash used in investing activities	(50,312)	(32,890)
Cash flows from financing activities:
Repayment of capital lease obligations	(297)	(273)
Proceeds from exercise of stock options	1,343	122
Net cash provided by (used in) financing activities	1,046	(151)
Effect of exchange rate changes on cash and cash equivalents	168	97
Net (decrease) increase in cash and cash equivalents	(28,453)	27,210
Cash and cash equivalents at beginning of period	464,637	465,131
Cash and cash equivalents at end of period	$436,184	$492,341

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s 2006 Annual Report on Form 10-K and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

In conjunction with implementing a new centralized financial system, in 2007 the Company changed its calendar to a 52-53 week fiscal year ending on the Sunday nearest to December 31. Each of the Company’s fiscal quarters also now end on the Sunday nearest to the end of the calendar quarter. Prior to 2007, the Company maintained a calendar fiscal year ending on December 31, except for TV Guide magazine, which maintained a 52-53 week fiscal year ending on the Sunday nearest to December 31. As such, all references to June 30, 2007 relate to the three month and six month periods ended July 1, 2007. To make comparability more convenient, the Company continues to date its financial statements as of June 30. This change in fiscal year end did not have a material effect on the comparability of the Company’s condensed consolidated statements of income for the three months and six months ended June 30, 2007 and 2006.

Certain financial statement items for the prior period have been reclassified to conform to the 2007 presentation.

(2)  Acquisitions, Dispositions and Other Significant Events

Aptiv

On March 29, 2007, the Company acquired all of the outstanding shares of privately held PDT Holdings, Inc., which owns 100% of the outstanding shares of Aptiv Digital, Inc. (collectively “Aptiv”) for approximately $16.3 million in cash, after taking into account certain disbursements made at closing, customary working capital adjustments and transaction costs. Aptiv is a provider of software solutions for television set-top boxes.

The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The completion of the purchase price allocation may result in adjustments to the carrying value of the recorded assets and liabilities and the determination of any residual amount that will be allocated to goodwill.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(2)  Acquisitions, Dispositions and Other Significant Events (continued)

Resolution of Leung Arbitration

On June 13, 2006, the Company entered into a settlement and release agreement with Ms. Elsie Leung, a former chief financial officer of the Company. Pursuant to the settlement agreement, Ms. Leung specifically released her claims for reimbursement of legal fees, any claims that she has against the Company’s directors’ and officers’ insurance carriers, and any future claims for advancement of legal expenses or indemnification. Ms. Leung also released her claims to approximately $8.4 million of the Section 1103 funds. (Under a court order issued on May 9, 2003 pursuant to Section 1103 of the Sarbanes-Oxley Act, the Company has been required to maintain certain funds (the “1103 funds”) originally totaling approximately $37.0 million in segregated, interest-bearing accounts. The order prevents the Company from paying any portion of the 1103 funds, which were originally set aside by the Company for payment to its former chief executive officer, Henry C. Yuen, and Ms. Leung, in connection with the Company’s November 2002 management and corporate governance restructuring, absent further order of the court.)

  As a result of the settlement, the liability the Company carried on its balance sheet for restructuring payments and related interest (which were part of the 1103 funds) and accrued payroll taxes and legal expenses, totaling approximately $9.2 million, were extinguished in the Company’s fiscal quarter ended June 30, 2006. Of this $9.2 million liability, $8.9 million was recorded as a reduction in Selling, General and Administrative expenses within Cross Platform Costs and $0.3 million as interest income. Additionally, the Company reclassified approximately $8.4 million of restricted cash on its balance sheet to cash and cash equivalents as of June 30, 2006.

(3)  Litigation and Other Contingencies

The following material developments in the Company’s legal proceedings occurred in the quarter ended June 30, 2007. The Company intends to vigorously defend or prosecute all pending legal matters unless specified otherwise below.

Claims Under the Company’s Directors and Officers Liability Insurance Policies

Gemstar-TV Guide International, Inc. v. National Union Fire Insurance Company of Pittsburgh, PA, Federal Insurance Company, et al., in the United States District Court for the Central District of California. On July 6, 2005, the Company filed a complaint against its former primary and excess directors and officers liability insurance carriers, alleging that the issuers of insurance policies, with aggregate policy limits of $50 million, for the 1999-2002 policy periods, breached their obligations under these policies. The Company’s third amended complaint seeking declaratory relief, monetary damages plus interest, attorneys’ fees and costs, is pending against the Company’s primary insurance carrier under these policies, National Union. On June 4, 2007, the Company filed a motion for partial summary judgment against National Union, on the issue of whether National Union breached its policy by not advancing reasonable and necessary defense costs to the Company for certain legal proceedings prior to the final disposition of each claim. On the same day, National Union filed a motion for summary judgment of the entire matter, or alternatively, for summary adjudication of the Company’s breach of contract claim. At a hearing on July 23, 2007, the Court granted the Company’s motion as to National Union’s duty to advance defense costs, and denied National Union’s motion in its entirety. The Court did not rule as to whether or not National Union breached the duty to advance.

Patent and Anti-Trust Litigation

SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina. On March 23, 2001, the Company’s subsidiary, Gemstar Development Corporation (“GDC”), was added as a third-party defendant in this case.  Plaintiff SuperGuide Corporation’s (“SuperGuide”) complaint alleged patent infringement by DirecTV, EchoStar, Thomson Consumer Electronics, and Hughes Electronics (collectively, the “Defendants”) with respect to three patents (the “SuperGuide Patents”) owned by SuperGuide but licensed to GDC.  After being added as a party, GDC brought claims (i) against SuperGuide for declaratory relief and for breach of contract relating to a 1993 license agreement between SuperGuide and GDC; and (ii) against EchoStar for infringing the SuperGuide Patents within GDC’s defined fields of use. (Pursuant to certain licensing and settlement agreements between GDC and EchoStar, the claims between GDC and EchoStar were dismissed with prejudice.) During March 2007, the Court held a bench trial on the licensing issues in this case.  On July 20, 2007, the Court issued a decision on the licensing issues in favor of SuperGuide. In connection with that ruling, GDC’s counterclaims against SuperGuide for declaratory judgment and breach of contract were dismissed with prejudice. SuperGuide’s claims against the Defendants remain to be determined in future proceedings.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(3)  Litigation and Other Contingencies (continued)

Digeo, Inc. v. Gemstar--TV Guide International, Inc., TV Guide Interactive, Inc., and Gemstar Development Corporation, in the United States District Court for the Central District of California. On September 28, 2006, Digeo, Inc. (“Digeo”) filed a lawsuit in the Western District of Washington against the Company alleging that the Company violated the Sherman Act, the Clayton Act and state antitrust laws by, among other things, conspiring to restrain trade and monopolizing the interactive program guide market via its licensing practices. Digeo seeks injunctive relief; monetary damages, including treble damages; interest; attorney fees; and costs. On January 29, 2007, the Court granted the Company's motion to transfer the case to the Central District of California where the Company's patent infringement case against Digeo and Charter Communications, Inc. (“Charter”), entitled Gemstar--TV Guide International, Inc., StarSight Telecast, Inc. and United Video Properties, Inc. v. Digeo, Inc. and Charter Communications, Inc., is currently pending. On May 14, 2007, the Company filed a Motion for Judgment on the Pleadings, arguing that the allegations contained in Digeo’s complaint were insufficient to constitute a viable antitrust claim against the Company. On June 13, 2007, the Court denied the Company’s motion.

ODS Technologies, L.P. v. Magna Entertainment Corp., HRTV, Inc. and XpressBet, Inc. On May 17, 2007, the Company’s subsidiary ODS Technologies, L.P. (“ODS,” which does business as TVG Network) filed a patent infringement complaint against Magna Entertainment Corp. (“MEC”), HRTV, LLC (“HRTV”) and XpressBet, Inc. (“XpressBet”) in the United States District Court for the Central District of California. ODS asserts that defendants infringe two of its patents related to interactive off-track wagering systems, U.S. Patent No. 6,089,981 and U.S. Patent No. 6,554,709. The complaint seeks injunctive relief prohibiting further infringement by defendants as well as damages, including damages attributable to defendants’ allegedly willful infringement. On July 9, 2007 MEC, its wholly owned subsidiary XpressBet, and its 50%-owned subsidiary HRTV filed an answer and counterclaims seeking declaratory judgments that they do not infringe the subject patents, that the subject patents are invalid, and that the subject patents are unenforceable.

Other Litigation

Henry Yuen v. Gemstar-TV Guide International, Inc., American Arbitration Association, New York. On May 30, 2003, the Company's former chief executive officer, Mr. Yuen, commenced an arbitration proceeding against the Company to contest his April 18, 2003 termination for cause, seeking monetary damages, interest, attorneys' fees and costs. The Company filed a consolidated response and counterclaim alleging breach of representations and warranties under agreements entered into in connection with the Company's November 2002 management and corporate governance restructuring, seeking monetary damages and other relief.

On January 22, 2007 the panel issued a partial final award in favor of the Company, ruling against Mr. Yuen on his wrongful termination claims, and finding Mr. Yuen liable to the Company for $93.6 million in damages for his breach of certain representations and warranties made to the Company. On June 19, 2007, the panel of arbitrators issued their final award, incorporating the previous award and awarding the Company an additional $20.9 million in attorney fees and interest. The Company also prevailed in the arbitration with respect to the Patent Rights Agreement, which remains in effect until 2010; and the Company may offset amounts owed to Mr. Yuen under that agreement against the approximately $114.5 million total damages and interest awarded to the Company. Accordingly, the liability the Company carried on its balance sheet as of December 31, 2006 for the Patent Rights Agreement of approximately $10.7 million was reversed in the Company’s financial statements during the fiscal quarter ended March 31, 2007. The panel’s final award established the amount of the offset to be $25.7 million including royalties under the Patent Rights Agreement plus interest. Additionally, as stated in the panel’s January 2007 ruling, Mr. Yuen is not entitled to any portion of the 1103 funds. Consequently, the net final arbitration award in favor of the Company entitles it to the approximately $120.1 million (approximately $31.3 million in 1103 funds, plus approximately $88.8 million in damages and interest). On June 21, 2007, the Company initiated proceedings in the Supreme Court of the State of New York, captioned In the Matter of the Petition of Gemstar - TV Guide International, Inc. v. Henry C. Yuen, to have the arbitration award confirmed by the Court. On July 9, 2007 Mr. Yuen filed a motion (i) to dismiss the Company’s petition to have the arbitration award confirmed, (ii) to vacate portions of the award concerning damages owed to the Company, and (iii) to confirm the portion of the award pertaining to amounts owing to Mr. Yuen under the Patent Rights Agreement.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(3)  Litigation and Other Contingencies (continued)

In addition to the items listed above, the Company is party to various legal actions, claims and proceedings as set forth in its Form 10-K for the year ended December 31, 2006, its Form 10-Q for the quarter ended March 31, 2007, as well as other actions, claims and proceedings incidental to its business. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on the Company's financial position or results of operations. At this time management has not reached a determination that any of the matters listed above or the Company's other litigation are expected to result in liabilities that will have a material adverse effect on the Company's financial position or results of operations.

(4)  Guarantees

    The Company guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

The Company provides indemnification of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the incorporation of the Company’s products, intellectual property, services and/or technologies into the licensee’s products and services, provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company’s indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement. Some license agreements, including those with our largest multiple system operators (“MSOs”) and digital broadcast satellite (“DBS”) providers, do not specify a limit on amounts that may be payable under the indemnity arrangements. In 2005, the Company received notice from DirecTV, a DBS licensee of the Company, regarding a potential claim for indemnification in connection with a patent infringement claim filed against DirecTV by Finisar. In 2005, Comcast, a large MSO licensee of the Company, put the Company on notice of a potential claim for indemnity in connection with a potential patent infringement claim against Comcast by Finisar. Comcast commenced a declaratory relief action against Finisar in 2006, seeking a ruling that it does not infringe the Finisar patent at issue in the DirecTV case.

In connection with the Company's sale of its SkyMall in-flight catalog business in 2005, the Company has indemnified SkyMall and certain of its affiliates for various matters that are typical for transactions of this type, subject in certain instances to a negotiated basket and/or cap.

In conjunction with the assignment of a lease in 2004 held by TV Guide Interactive, Inc. (“Interactive”) to Guideworks, LLC, a 49% owned joint venture (“Guideworks”), Interactive and the Company’s co-venturer jointly and severally guaranteed the obligations of Guideworks under the lease. Interactive’s guaranty obligations continue as long as the Company is a member of Guideworks.

The Company agreed in 2004 to reimburse another one of its licensees for legal expenses and liabilities in connection with certain pending claims in an aggregate amount not to exceed $3.5 million.

    The Company provides indemnification to its officers and directors pursuant to the Company’s Certificate of Incorporation and By-Laws and various agreements. Therefore, the Company maintains directors and officers (“D&O”) liability insurance with respect to liabilities arising out of certain matters, including matters arising under securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the insurance policies.

(5) Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as amended (“Interpretation 48”), on January 1, 2007. Interpretation 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of the implementation of Interpretation 48, the Company recognized a $56.4 million decrease in the liability for tax contingencies, which was accounted for as a decrease to the January 1, 2007 balance of accumulated deficit. After the date of adoption, the Company had a remaining liability of $24.5 million recorded for tax contingencies, including penalties and interest of $7.9 million. This liability is recorded in other liabilities on the Company’s condensed consolidated balance sheet. If these liabilities are reversed in future periods it would favorably affect the Company’s effective tax rate.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(5) Income Taxes (continued)

The Company recognizes penalties and interest accrued related to unrecognized benefits as a component of income tax expense in the condensed consolidated statements of income. The Company recorded a benefit of $0.9 million and an expense of $1.0 million related to interest and penalties during the three months ended June 30, 2007 and 2006, respectively, and a benefit of $0.5 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively.

The provision for income taxes as a percentage of income from continuing operations before income taxes was 32.6% and 35.3% for the three months and six months ended June 30, 2007, respectively. The Company’s effective tax rate benefited from the reversal of certain tax contingency reserves due to the expiration of the applicable statute of limitations.

The provision for income taxes as a percentage of income from continuing operations before income taxes was 33.2% and 33.6% for the three months and six months ended June 30, 2006, respectively. The Company’s effective tax rate benefited from the reversal of the deferred tax asset and related valuation allowance for amounts the Company had previously accrued for Ms. Leung (See Note 2).

As of June 30, 2007 and December 31, 2006, the Company had valuation allowances of $116.3 million and $109.0 million, respectively, against its deferred tax assets.

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

(6) Related Party Transactions

As of June 30, 2007, News Corporation beneficially owned approximately 41% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

The Company charged entities controlled by News Corporation $1.8 million and $2.9 million for advertising and other services during the three months ended June 30, 2007 and 2006, respectively and $4.2 million and $6.2 million for the six months ended June 30, 2007 and 2006, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $0.6 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively.

The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.0 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively, and $2.1 million for each of the six months ended June 30, 2007 and 2006.

During the third quarter of 2004, the Company entered into a long-term capital sublease with News Corporation’s subsidiary Fox Entertainment Group, Inc. (“Fox”) for a transponder to be used in its Media Networks and Guidance Technology and Solutions segments operations. Related amortization and interest expense recognized under this capital sublease was $0.5 million for each of the three month periods ended June 30, 2007 and 2006 and $1.0 million for each of the six month periods ended June 30, 2007 and 2006. The total obligation under this capital lease was $12.4 million at June 30, 2007 and $12.7 million at December 31, 2006.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(6) Related Party Transactions (continued)

As of June 30, 2007 and December 31, 2006, the Company had receivables due from News Corporation-controlled entities totaling $0.6 million and $2.4 million, respectively, and payables due to News Corporation-controlled entities totaling $0.4 million and $0.3 million, respectively.

The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

(7)  Segment Information

The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources to the business units. The Company presents its business units to its chief operating decision maker in three reportable segments. In addition, the Company also has Cross Platform Costs which includes certain company-wide expenditures. Segment information for the prior periods has been reclassified to conform to the current presentation.

The Guidance Technology and Solutions Segment consists primarily of (i) IPG Patent Licensing to third party guide developers such as multi-channel video service (cable, satellite and IPTV) providers, consumer electronics (“CE”) manufacturers, set-top box manufacturers, interactive television software providers and program guide providers in the online, personal computer and mobile phone businesses, (ii) Company-developed IPG Products and Services provided for multi-channel video service providers and CE manufacturers, and (iii) video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Japan (collectively referred to as “VCR Plus+”). This segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups, and TV Guide Mobile Entertainment.

The Media Networks Segment consists of the Company’s cable television and online networks and includes the following business units: TV Guide Network, TVG Network, Online Networks , TV Guide Broadband and TV Guide SPOT.

The Publishing Segment consists primarily of TV Guide magazine.

Cross Platform Costs includes costs related to the Company’s product development and technology group and corporate marketing expenditures, as well as corporate management, corporate finance, legal, information technology, human resources and related expenses such as certain litigation and insurance costs. The product development and technology group focuses on developing next generation guidance products and services. Corporate marketing is primarily focused on cross-platform marketing initiatives to drive greater usage of our products and elevate our brand.

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

Segment information for the three months and six months ended June 30, 2007 and 2006 is presented and reconciled to consolidated income from continuing operations before income taxes as follows (in thousands):

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(7)  Segment Information (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Guidance Technology & Solutions:
Revenues	$70,669	$50,620	$146,550	$110,549
Operating expenses (1)	23,909	18,758	45,877	39,028
Adjusted EBITDA(2)	46,760	31,862	100,673	71,521
Media Networks:
Revenues	49,932	48,262	97,089	96,837
Operating Expenses(1)	39,242	37,766	76,788	78,223
Adjusted EBITDA(2)	10,690	10,496	20,301	18,614
Publishing:
Revenues	35,008	34,407	68,704	69,935
Operating Expenses(1)	36,056	43,997	75,817	93,415
Adjusted EBITDA(2)	(1,048)	(9,590)	(7,113)	(23,480)
Cross Platform Costs:
Operating Expenses(1)	20,988	8,476	27,000	26,352
Adjusted EBITDA(2)	(20,988)	(8,476)	(27,000)	(26,352)

Consolidated:
Revenues	155,609	133,289	312,343	277,321
Operating Expenses (1)	120,195	108,997	225,482	237,018
Adjusted EBITDA(2)	35,414	24,292	86,861	40,303
Stock compensation	(1,019)	(524)	(1,372)	(836)
Depreciation and amortization	(9,688)	(8,606)	(18,646)	(16,567)
Operating income	24,707	15,162	66,843	22,900
Interest income, net	6,255	6,609	12,624	11,778
Other (expense) income, net	(134)	133	193	251
Income from continuing operations before income taxes	$30,828	$21,904	$79,660	$34,929

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.
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

(8)  Stock-Based Employee Compensation

The per share weighted-average fair value of stock options granted during the six months ended June 30, 2007 and 2006 was $2.24 and $1.73, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2007	2006
Risk-free interest rate	4.6%	4.6%
Expected volatility	44.6%	49.4%
Expected life (years)	6.3	6.3
Expected dividend yield	-	-

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(8)  Stock-Based Employee Compensation (continued)

The following table summarizes information about the Company’s stock option transactions:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	28,510	$ 6.82	3.8
Granted	5,507	4.45
Exercised	(376)	3.15
Forfeited/Expired	(1,009)	6.88

Outstanding at June 30, 2007	32,632	$ 6.46	4.4	$ 13,238
Vested and expected to vest at June 30, 2007	30,939	$ 6.59	4.1	$ 11,737
Exercisable at June 30, 2007	23,563	$ 7.43	2.4	$ 4,336

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2007 was $0.5 million. As of June 30, 2007, $14.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 3.4 years.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007 and all other filings, including reports on Form 10-Q and current reports on Form 8-K, filed with the SEC after such date and through the date of this report. This MD&A should also be read in conjunction with the condensed consolidated financial statements and notes that appear elsewhere in this report.

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

Guidance Technology and Solutions. The Guidance Technology and Solutions Segment consists primarily of (i) IPG Patent Licensing to third party guide developers such as multi-channel video service (cable, satellite and IPTV) providers, consumer electronics (“CE”) manufacturers, set-top box manufacturers, interactive television software providers and program guide providers in the online, personal computer and mobile phone businesses, (ii) Company-developed IPG Products and Services provided for multi-channel video service providers and CE manufacturers, and (iii) video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Japan (collectively referred to as “VCR Plus+”). For the three and six months ended June 30, 2007, the Guidance Technology and Solutions Segment generated approximately 45% and 47% of our total revenue, respectively. This segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups, and TV Guide Mobile Entertainment, which creates and distributes made-for-mobile branded content as well as applications that run on mobile phones, or are accessible via WAP, which allow consumers to search TV listings for home-based programming.

On March 29, 2007, the Company acquired Aptiv Digital, Inc. (“Aptiv”) for approximately $16.3 million in cash, after taking into account certain disbursements made at closing, customary working capital adjustments and transaction costs. Aptiv is a provider of software solutions for television set-top boxes. The operating results of Aptiv subsequent to the date of acquisition are reported in the Company’s Guidance Technology and Solutions Segment, under IPG Products and Services.

Media Networks. The Media Networks Segment includes the operations of TV Guide Network, TVG Network (“TVG”), Online Networks, TV Guide Broadband and TV Guide SPOT. For the three and six months ended June 30, 2007, the Media Networks Segment generated approximately 32% and 31% of our total revenue, respectively. The Media Networks Segment generates revenue primarily from advertising fees received by TV Guide Network, TVG and Online Networks, affiliate fees received by TV Guide Network, and licensing and wagering fees received by TVG.

TV Guide Network (formerly known as TV Guide Channel) is an analog and digital channel distributed, as of June 30, 2007, to 82.4 million households as measured by Nielsen Media Research. TV Guide Network offers television guidance-related programming as well as program listings and descriptions primarily in the United States. TV Guide Network generally offers multi-channel video service providers a customized television network, continuously delivering updated entertainment information that promotes the provider’s networks and services. We are currently transforming TV Guide Network from a utility channel into an entertainment destination that features high-quality original programming relating to the world of television, entertainment news and celebrities. We are now producing approximately 14 hours per week of new and original content from our studio in Hollywood, California and through third party producers. TV Guide Network generates approximately 57% of its advertising revenue from national advertising that airs during programming hours from 11:00 AM to 2:00 AM and 43% from long-form infomercials, which run daily from 2:00 AM to 11:00 AM.

TVG combines live television horse racing from many of the premier horse racetracks in the United States and other countries with the convenience of wagering from home via telephone, online (www.tvg.com), interactive set-top box and WAP/Internet enabled mobile devices, from certain states. TVG also receives licensing revenue from other advance deposit wagering providers. As of June 30, 2007, TVG was distributed to approximately 27.5 million U.S. cable or satellite households. TVG’s programming is also available to over 11 million households in the United Kingdom and Ireland via the U.K.’s leading horseracing network, At the Races, and more than 8 million households in the United Arab Emirates, Saudi Arabia and other markets in that region via the Dubai Sports Channel. In addition, TVG is also carried on Fox Sports Net in approximately 6 million southern California homes for two hours or more, five days a week.

Online Networks is comprised of five entertainment websites, led by tvguide.com, which feature a combination of entertainment news, video programming, celebrity information, localized channel listings, editorial guidance, community features and search features. The tvguide.com search engine provides consumers with a comprehensive experience by integrating online video with the breadth and depth of TV Guide’s database of listings, show and episode descriptions, news, reviews, ratings, user blogs, groups, message boards, photos, TV Guide magazine covers, and other contextual information, as well as video clips from TV Guide Network and certain third party networks. The site also features video search through our recently launched Online Video Guide, which allows users to search and access the best professionally produced video content on the Web. According to Nielsen/Net Ratings, our Online Networks (tvguide.com, jumptheshark.com, tv-now.com, tvshowsondvd.com and fansofrealitytv.com) averaged 4.5 million unduplicated unique users per month for the three months ended June 30, 2007, which includes an average of 4.0 million unique users per month at tvguide.com.

TV Guide Broadband and TV Guide SPOT are video-on-demand services featuring short-form, originally-produced entertainment programs that guide consumers to the most compelling fare on TV each week.  TV Guide Broadband is available on tvguide.com and is also distributed on major video portals such as AOL Video, Veoh, BrightCove and Google Video. TV Guide SPOT is advertiser supported and is now available to approximately 28.7 million digital cable subscribers and to subscribers with stand-alone TiVo set-top boxes.

Publishing.  The Publishing Segment consists primarily of TV Guide magazine. For the three and six months ended June 30, 2007, our Publishing Segment generated approximately 23% and 22% of our total revenue. Our Publishing Segment generates revenue primarily through subscription, advertising and newsstand sales of TV Guide magazine.

For over 50 years, the TV Guide brand has been the most recognized, widely used and trusted resource in the United States for all aspects of the TV experience. TV Guide magazine plays a critical role in the history and recognition of the TV Guide brand. TV Guide magazine also provides us with unique access to Hollywood and its content is repurposed and used across our other platforms. TV Guide magazine articles appear on tvguide.com and members of the magazine’s editorial staff create and maintain blogs on tvguide.com and appear on the TV Guide Network and other media outlets.

TV Guide magazine’s weekly content is centered on TV-related news, feature stories, TV celebrity photos, behind-the-scenes coverage, reviews and recommendations and national television listings. TV Guide magazine is family-focused and primarily targets women ages 30 to 54. The magazine is published as one national edition, with either an Eastern/Central or a Mountain/Pacific time-zone listings. TV Guide magazine’s rate base, the volume of circulation guaranteed to advertisers, is currently 3.2 million. Total circulation for the three months ended June 30, 2007 averaged 3.3 million copies per week.

Cross Platform Costs. Cross Platform Costs includes costs related to the Company’s product development and technology group and corporate marketing expenditures, as well as corporate management, corporate finance, legal, information technology, human resources and related expenses such as certain litigation and insurance costs. The product development and technology group focuses on developing next generation guidance products and services. Corporate marketing is primarily focused on cross-platform marketing initiatives to drive greater usage of our products and elevate our brand.

Recent Developments

On July 9, 2007 the Company announced that its Board of Directors has authorized the Company and its advisors to explore strategic alternatives intended to maximize shareholder value, which may include a sale of the Company. There can be no assurance that any particular strategic alternative will be pursued or that any transaction or transactions will occur, or on what terms.

Consolidated Results of Operations

The following table sets forth certain financial information for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$155,609	$133,289	$312,343	$277,321
Operating expenses:
Operating expenses, exclusive of expenses shown below	121,214	109,521	226,854	237,854
Depreciation and amortization	9,688	8,606	18,646	16,567
	130,902	118,127	245,500	254,421
Operating income	24,707	15,162	66,843	22,900
Interest income, net	6,255	6,609	12,624	11,778
Other (expense) income, net	(134)	133	193	251
Income from continuing operations before income taxes	30,828	21,904	79,660	34,929
Income tax expense	10,053	7,269	28,122	11,728
Income from continuing operations	20,775	14,635	51,538	23,201
Discontinued operations:
Income from discontinued operations before income taxes	—	—	5,858	—
Income tax expense	—	—	2,217	—
Income from discontinued operations	—	—	3,641	—
Net income	$20,775	$14,635	$55,179	$23,201

Discussion

For the three months ended June 30, 2007, revenues were $155.6 million, an increase of $22.3 million, or 16.7%, compared to the same period in 2006. The increase was primarily due to a $15.4 million increase in IPG Patent Licensing revenue and a $3.0 million increase in IPG Products and Services revenue (See “Segment Results of Operations - Guidance Technology and Solutions”).

For the six months ended June 30, 2007, revenues were $312.3 million, an increase of $35.0 million, or 12.6%, compared to the same period in 2006. The increase was primarily due to a $29.7 million increase in IPG Patent Licensing revenue and a $8.2 million increase in IPG Products and Services revenue (See “Segment Results of Operations - Guidance Technology and Solutions”).

For the three months ended June 30, 2007, operating expenses, exclusive of depreciation and amortization, were $121.2 million, an increase of $11.7 million, or 10.7%, compared to the same period in 2006. This increase was primarily due to 2006 benefiting from the reversal of $8.9 million in accrued liabilities due to a settlement agreement with Ms. Leung (See Note 2 to the condensed consolidated financial statements).

For the six months ended June 30, 2007, operating expenses, exclusive of depreciation and amortization, were $226.9 million, a decrease of $11.0 million, or 4.6%, compared to the same period in 2006. The decrease was primarily due to a $14.8 million decrease in TV Guide magazine production costs (See “Segment Results of Operations - Publishing”). The six months ended June 30, 2007, also included the reversal of $10.7 million in accrued liabilities relating to a patent rights agreement with Mr. Yuen, while the six months ended June 30, 2006 included the reversal of $8.9 million in accrued liabilities due to a settlement agreement with Ms. Leung (See Note 2 and Note 3 to the condensed consolidated financial statements)

Research and Development

Included in operating expenses above are costs associated with our research and development activities. Consolidated research and development expenses for the three months ended June 30, 2007 and 2006 were $8.9 million and $6.9 million, respectively, and $17.8 million and $13.2 million for the six months ended June 30, 2007 and 2006, respectively. Expenses for enhancing our IPGs, including our 49% share of Guideworks, are recorded in the Guidance Technology and Solutions Segment. Expenses for developing next generation guidance products and services are performed by our product development and technology group and are recorded in Cross Platform Costs.

Depreciation and Amortization

For the three months and six months ended June 30, 2007, depreciation and amortization was $9.7 million and $18.6 million, an increase of $1.1 million and $2.1 million, respectively, compared to the same periods in the prior year. These increases are primarily due to the amortization of intangible assets arising from the Aptiv acquisition and an increase in depreciation expense related to 2006 capital expenditures.

Interest income, net

For the three months ended June 30, 2007, interest income was $6.3 million, a decrease of $0.3 million compared to the same period in 2006. This decrease was primarily due to the three months ending June 30, 2006 including $0.3 million in interest income related to the settlement with Ms. Leung (See Note 2 to the condensed consolidated financial statements). For the six months ended June 30, 2007, interest income was $12.6 million, an increase of $0.8 million compared to the same period in 2006. This increase is due to higher prevailing interest rates and better cash management, partially offset by $0.3 million in interest income related to the settlement with Ms. Leung recorded in 2006.

Legal Contingencies

Liabilities related to contingent legal matters at June 30, 2007 and at December 31, 2006 were $7.4 million.

For the three months and six months ended June 30, 2007, Company-wide outside legal expenses were $4.3 million and $9.9 million, respectively, which is comprised of $3.0 million and $7.3 million of expenses recorded in the Guidance Technology and Solutions Segment, $0.3 million and $0.6 million in the Media Networks Segment and $1.0 million and $2.0 million recorded in Cross Platform Costs, respectively. For the three and six months ended June 30, 2006, Company-wide outside legal expenses were $4.3 million and $10.6 million, which is comprised of $2.6 million and $5.3 million of legal expenses recorded in the Guidance Technology and Solutions Segment, $0.3 million and $0.5 million in the Media Networks Segment and $1.4 million and $4.8 million recorded in Cross Platform Costs. The increases in legal expenses for the Guidance Technology and Solutions Segment are primarily due to an increase in patent litigation costs. The decreases in legal expenses recorded in Cross Platform Costs within corporate general and administrative are due to a decline in legal costs for proceedings related to our former officers. We expect outside legal expenses to continue to be significant for the foreseeable future.

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as amended (“Interpretation 48”), on January 1, 2007. Interpretation 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of the implementation of Interpretation 48, the Company recognized a $56.4 million decrease in the liability for tax contingencies, which was accounted for as a decrease to the January 1, 2007 balance of accumulated deficit. After the date of adoption, the Company had a remaining liability of $24.5 million recorded for tax contingency reserves, which includes penalties and interest of $7.9 million.

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

As of June 30, 2007 and December 31, 2006, the Company had valuation allowances of $116.3 million and $109.0 million, respectively, against its deferred tax assets.  As of each balance sheet date, management of the Company assesses the likelihood that deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income. To the extent that management believes that recovery is not likely, a valuation allowance is recorded.  If the Company continues its trend of producing taxable income consistent with or greater than management projections and projects adequate future taxable income that makes the realization of some or all of its deferred tax assets more likely than not, then the valuation allowance may be reduced in a future period.   Consistent with the past, the Company’s annual budgeting exercise will occur during the second half of the fiscal year.  Any adjustment to the Company’s valuation allowance would impact the Company’s provision for income taxes in the period of change.

The provision for income taxes as a percentage of income from continuing operations before income taxes was 32.6% and 35.3% for the three months and six months ended June 30, 2007, respectively. The Company’s effective tax rate benefited from the reversal of certain tax contingency reserves due to the expiration of the applicable statute of limitations.

The provision for income taxes as a percentage of income from continuing operations before income taxes was 33.2% and 33.6% for the three months and six months ended June 30, 2006, respectively. The Company’s effective tax rate benefited from the reversal of the deferred tax asset and related valuation allowance for amounts the Company had previously accrued for Ms. Leung.

Segment Results of Operations

The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources to the business units. The Company presents its business units to its chief operating decision maker in three reportable segments. In addition, the Company also has Cross Platform Costs which includes certain company-wide expenditures. Segment information for the prior periods has been reclassified to conform to the current presentation.

Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss reviewed by the chief operating decision maker. Segment information for the three months and six months ended June 30, 2007 and 2006 is presented and reconciled to consolidated income before income taxes in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in Note 7 of the condensed consolidated financial statements.

Discussion relating to operating expenses for our segments uses the definition of operating expenses included in Note 7 of the condensed consolidated financial statements.

Guidance Technology and Solutions

The following table shows the breakdown of revenues in the Guidance Technology and Solutions Segment (in thousands):

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Dollars	Percent

IPG Patent Licensing	$43,498	$28,078	$15,420	54.9%	$84,767	$55,057	$29,710	54.0%
IPG Products and Services	16,939	13,970	2,969	21.3%	36,562	28,326	8,236	29.1%
VCR Plus +	7,533	6,171	1,362	22.1%	19,536	21,911	(2,375)	(10.8)%
Other	2,699	2,401	298	12.4%	5,685	5,255	430	8.2%
Total	$70,669	$50,620	$20,049	39.6%	$146,550	$110,549	$36,001	32.6%

Our IPG Patent Licensing includes worldwide patent licenses to third party guide developers such as multi-channel video service providers, CE manufacturers, set-top box manufacturers, interactive television software providers and program listings providers in the online, personal computer and mobile phone businesses. For the three months and six months ended June 30, 2007, revenues increased by $15.4 million and $29.7 million, respectively, when compared to the same periods in the prior year. These increases were primarily due to revenue from the recent patent license agreements with British Sky Broadcasting Group plc (fourth quarter of 2006) and Yahoo! Inc. (third quarter 2006) and an increase in our U.S. cable and satellite licensees’ digital subscribers. The three and six months ended June 30, 2007 also benefited from a $6.3 million payment from a licensee for previously unreported IPGs deployed from the second quarter of 2006 to December 2006. In addition, the six months ended June 30, 2007 benefited from a $6.5 million payment from a licensee for previously unreported IPGs deployed from the second quarter of 2004 to December of 2006. Revenue from IPG patent licenses includes the amortization of up-front payments received under long-term patent licenses of $15.4 million and $13.2 million for the three months ended June 30, 2007 and 2006, respectively, and $31.0 million and $25.9 million for the six months ended June 30, 2007 and 2006, respectively.

Our IPG Products and Services includes the worldwide distribution and support of Company-developed IPGs to multi-channel video service providers and CE manufacturers. For the three months ended June 30, 2007, revenues increased by $3.0 million when compared to the same period in the prior year. This increase is primarily due to revenue from Aptiv, which was acquired on March 29, 2007. For the six months ended June 30, 2007, revenue increased by $8.2 million when compared to the same period in the prior year. This increase was primarily due to an increase in U.S. cable and satellite digital subscribers that receive our IPG, greater incorporations of our IPG in CE products and the Aptiv acquisition.

For the three months and six months ended June 30, 2007, approximately 70% of our IPG Patent Licensing and IPG Products and Services revenue relates to IPGs deployed in the U.S. and approximately 30% relates to IPGs deployed outside the U.S., primarily in Canada, Europe and Asia.

For the three months ended June 30, 2007, VCR Plus+ revenues increased by $1.4 million compared to the same period in 2006. This increase was due to the recognition of $2.8 million in minimum revenue guarantees and settlements, partially offset by a decline in reported units shipped by CE manufacturers that incorporate VCR Plus+. For the six months ended June 30, 2007 VCR Plus+ revenues decreased by $2.4 million primarily due to a decline in reported units shipped by CE manufacturers that incorporate VCR Plus+. For the six months ended June 30, 2007, this decrease was partially offset by $2.1 million in payments from two licensees for previously unreported VCR Plus+ units shipped prior to the fourth quarter of 2006 and a $1.3 million increase in the recognition of minimum revenue guarantees and settlements compared to the same period in the prior year.

We believe that demand from consumers for more advanced guidance and recording capabilities will continue to grow as the cost of CE devices incorporating these technologies decreases. We believe this demand will increase our IPG Products and Services and IPG Patent Licensing revenues, and more than offset the anticipated decrease in VCR Plus + revenues.

Other primarily consists of our IPG advertising revenue and the operations of Norpak Corporation, our majority owned subsidiary that manufactures data insertion equipment.

For the three months ended June 30, 2007, operating expenses in this segment were $23.9 million, an increase of $5.2 million, or 27.5%, when compared to the same period in 2006. This was primarily due to $2.9 million in Aptiv expenses, a $0.3 million increase in expenses at our Guideworks joint venture and a $0.4 million increase in patent litigation costs. For the six months ended June 30, 2007, operating expenses in this segment were $45.9 million, an increase of $6.8 million, or 17.5% when compared to the same period in 2006. This was primarily due to a $2.0 million increase in patent litigation costs, $2.9 million in Aptiv expenses and a $1.2 million increase in Guideworks’ expenses.

Media Networks

The following table shows the breakdown of revenues in the Media Networks Segment by business unit (in thousands):

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Dollars	Percent

TV Guide Network	$32,016	$31,230	$786	2.5%	$65,723	$66,627	$(904)	(1.4)%
TVG	14,667	14,673	(6)	(0.0)%	26,107	25,099	1,008	4.0%
Online Networks	3,241	2,281	960	42.1%	5,141	5,012	129	2.6%
Other	8	78	(70)	(89.7)%	118	99	19	19.2%
Totalo	$49,932	$48,262	$1,670	3.5%	$97,089	$96,837	$252	0.3%

    TV Guide Network is available in analog cable, digital cable and DBS homes. TV Guide Network’s viewers come primarily from analog cable homes where scroll data is still utilized for guidance. Digital cable and DBS homes have many more channels and generally use an IPG, rather than TV Guide Network, for listing information. TV Guide Network’s overall distribution increased by approximately 3.9 million subscribers since June 30, 2006 due to an increase in digital cable and DBS homes, partially offset by a decrease in analog cable homes. As of June 30, 2007, approximately 34% of our total distribution was in analog cable households, down from approximately 42% at June 30, 2006. We believe this trend will continue as more subscribers upgrade from analog cable to digital cable or switch to DBS and as MSOs migrate the TV Guide Network from analog to digital. Despite the decline in analog cable subscribers, our total day national household rating only declined slightly compared to the same period in 2006. This was due to an increase in household length of tune and an increase in digital cable and DBS viewers, compared to the prior year. We believe the increase in length of tune is related to our increased investment in programming. Ultimately, we believe our programming investment will lead to increased viewership from our total distribution - analog cable, digital cable and DBS households.

For the three months ended June 30, 2007, TV Guide Network advertising revenue increased by $1.1 million compared to the same period in the prior year. This was primarily due to increased national advertising revenue as a result of higher advertising rates. For the six months ended June 30, 2007, TV Guide Network advertising revenue decreased by $0.8 million, primarily due to reduced infomercial rates compared to the same period in the prior year. Future TV Guide Network revenue growth will continue to be largely dependent on our ability to grow advertising revenues, as the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts.

For the three months ended June 30, 2007 TVG revenues were flat as compared to the same period in the prior year. TVG was able to maintain revenue at the same level as the prior year despite not processing wagers from races at Churchill Downs (including the Kentucky Derby) and America TAB, Ltd. not renewing its license agreement. For the three months ended June 30, 2007, TVG processed $124.6 million in wagers, a 5% increase compared to the same period in the prior year. For the six months ended June 30, 2007, TVG increased revenues by $1.0 million or 4.0% compared to the same period in the prior year. This growth reflects increased wagering volumes for both our wagering operations and the wagering operations of our licensees. Our wagering operations and the wagering operations of our licensees have benefited from our continued growth in household distribution.

Online Networks derives revenues primarily from advertising. For the three months and six months ended June 30, 2007, advertising revenues increased by $1.0 million and $0.2 million, respectively, or 43.3% and 3.7% compared to the same periods in the prior year. Online Networks benefited from increased program promotional advertising and higher CPMs.

Operating expenses in this segment were $39.2 million for the three months ended June 30, 2007, an increase of $1.5 million, or 3.9%, from the same period last year. This increase was primarily due to a $1.2 million increase in TV Guide Network programming and marketing costs. Operating expenses in this segment were $76.8 million for the six months ended June 30, 2007, a decrease of $1.4 million, or 1.8%, from the same period last year.

In the third quarter of 2007, TV Guide Network will premiere America’s Next Producer and will air episodes from the Surreal TV package for the first time on the network. In addition, Making News Texas Style, which launched in June 2007, will premiere original episodes in the third quarter of 2007. As a result, programming and marketing expenses will be significantly higher than they were in the second quarter of 2007 or the third quarter of 2006. This investment in programming is part of our strategy to transform TV Guide Network from a utility channel into an entertainment destination that features high quality original programming related to the world of television, entertainment news and celebrities.

Additional Media Networks Operating Statistics

	June 30, 2007	March 31, 2007	June 30, 2006	March 31, 2006
Subscriber Data (in thousands) (1)

TV Guide Network	82,398	80,776	78,475	77,954
TVG	27,500	20,400	18,500	18,100

Online Networks unique users (2) (3)	4,493	4,733	2,458	3,203
tvguide.com unique users (2)	4,021	4,246	2,458	3,203

(1)	Subscriber data as of the above date represents:
•  Nielsen households for the domestic TV Guide Network
•  Households for TVG, based primarily on information provided by distributors
(2)	Average monthly unique users for the three month period, as measured by Nielsen/NetRatings.
(3)	Online Networks comprises the unduplicated unique users of tvguide.com and our other Web sites, subsequent to the date we acquired them.

Publishing

The following table shows Publishing segment revenues (in thousands):

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Dollars	Percent

TV Guide magazine	$35,008	$34,407	$601	1.7%	$68,704	$69,935	$(1,231)	(1.8)%

Total TV Guide magazine revenues for the three and six months ended June 30, 2007, increased by $0.6 million and decreased by $1.2 million, respectively, compared to the same periods in the prior year. We anticipate total TV Guide magazine revenue in the second half of 2007 to be relatively flat compared to the first half of 2007.

Subscriber revenues for the three and six months ended June 30, 2007, declined by $1.8 million and $7.5 million, respectively or 7.8%, and 15.2% compared to the same periods in the prior year. For the three and six months ended June 30, 2007, average weekly paid subscribers decreased by 7.0% and 15.7%, respectively, compared to the same periods in the prior year. In the first half of 2006, the magazine had a larger subscriber file as it was still in the process of managing its total circulation down towards a 3.2 million guaranteed rate base.

Newsstand revenues for the three and six months ended June 30, 2007, increased by $1.3 million and $3.8 million, respectively, or 77.9% and 170.3%, when compared to the same periods in the prior year. These increases were primarily due to a $0.9 million and $3.6 million reduction in initial placement order (“IPO”) fees and rack acquisition costs, which are deducted from revenues, as well as an increase in our cover price ($2.49 vs. $1.99).

Advertising revenues for the three months and six months ended June 30, 2007, increased by $1.4 million and $3.0 million, respectively, or 16.1% and 17.2% compared to the same periods in the prior year. These increases were primarily due to a 25% and 30% increase in advertising paging, compared to the same periods in the prior year, due to the stable circulation and strong audience data for TV Guide magazine.

Operating expenses in this segment were $36.1 million and $75.8 million for the three and six months ended June 30, 2007, a decrease of $7.9 million and $17.6 million compared to the same periods in the prior year. These decreases were primarily due to a $6.0 million and a $14.8 million decrease in TV Guide magazine production costs, mainly as a result of a decrease in printed copies and a reduction in paper costs. For the three and six months ended June 30, 2007, general and administrative expenses also decreased compared to the same periods in the prior year, primarily due to operating efficiencies. As we did in 2006, we anticipate spending significantly more on subscriber acquisition and promotional activities in the second half of the year, than was spent in the first half.

TV Guide magazine incurred approximately $7.1 million in losses for the six months ended June 30, 2007. We currently anticipate incurring losses of approximately $24 million to $28 million for all of fiscal year 2007 and continuing, but declining, losses for approximately the next three years thereafter.

Additional Publishing Operating Statistics

	June 30,	Mar. 31,	June 30,	Mar. 31,
	2007	2007	2006	2006

TV Guide magazine circulation (in thousands) (1)
Newsstand (2)	212	225	283	308
Subscriptions	2,881	2,886	3,097	3,747
Sponsored / Verified	171	173	12	17
Total circulation	3,264	3,284	3,392	4,072

(1)    Average weekly circulation for the three months ended.
(2)	Current period numbers include an estimate for returns. Prior period numbers are updated to reflect actual returns.

Cross Platform Costs

The following table shows the breakdown of operating expenses within Cross Platform Costs (in thousands):

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Dollars	Percent

Product Development and Technology	$4,452	$1,915	$2,537	132.5%	$8,385	$2,539	$5,846	230.2%
Corporate Marketing	1,813	109	1,704	1,563.3%	3,014	109	2,905	2,665.1%
Corporate General and Administrative	14,723	6,452	8,271	128.2%	15,601	23,704	(8,103)	(34.2)%
Total	$20,988	$8,476	$12,512	147.6%	$27,000	$26,352	$648	2.5%

For the three months and six months ended June 30, 2007, product development and technology expenses were $4.5 million and $8.4 million, respectively. Costs incurred to develop next generation guidance products and services in the first half of 2006 were not significant, as this group was in the early stages of being formed. In fiscal year 2007, we expect to incur approximately $19 million in expenses in cross-platform product development and technology.

For the three and six months ended June 30, 2007, corporate marketing expenses were $1.8 million and $3.0 million, respectively. Costs incurred for corporate marketing in the first half of 2006 were minimal, as this group was in the process of being formed. In fiscal year 2007, we expect to incur $15 million to $20 million in corporate marketing expenses, which includes launching cross-platform marketing initiatives in the second half of 2007 to drive greater usage of our products and elevate our brand.

For the three months ended June 30, 2007, corporate general and administrative expenses were $14.7 million. The increase in expenses over the same period in the prior year was due to the three months ended June 30, 2006, benefiting from the reversal of $8.9 million in accrued expenses due to the settlement agreement with Ms. Leung (See Note 2 to the condensed consolidated financial statements). For the six months ended June 30, 2007, corporate general and administrative expenses were $15.6 million. The six months ended June 30, 2007, benefited from the reversal of $10.7 million in accrued patent rights liabilities relating to Mr. Yuen, while the six months ended June 30, 2006 benefited from the reversal of $8.9 million in accrued expenses due to the settlement agreement with Ms. Leung (See Note 2 and Note 3 to the condensed consolidated financial statements). After taking these items into account, the remaining $6.3 million decrease compared to the same period in the prior year, is primarily due to a reduction in legal expenses and corporate overhead.

Liquidity and Capital Resources

As of June 30, 2007, our cash, cash equivalents and marketable securities were $514.8 million. In addition, we had restricted cash of $32.2 million maintained in segregated, interest-bearing accounts. Of this amount, $31.3 million relates to the November 2002 management and corporate governance restructuring (See Note 3 to the condensed consolidated financial statements).

Net cash provided by operating activities was $20.6 million for the six months ended June 30, 2007, compared to $60.2 million for the same period last year. Net income during the first half of 2007 was $55.2 million compared to $23.2 million in the first half of 2006.  We made $11.5 million in net income tax payments in the first half of 2007, versus the receipt of $45.8 million in net income tax refunds during the same period in 2006. The first half of 2006 also included the release of $8.4 million in restricted cash (See Note 2 to the condensed consolidated financial statements).

Net cash flows used in investing activities were $50.3 million for the six months ended June 30, 2007 compared to $32.9 million used in the same period last year. The increase is primarily due to the Aptiv acquisition and a $7.7 million increase in net marketable securities purchases.

For the six months ended June 30, 2007, we made capital expenditures of $8.5 million compared to $8.9 million in the same period in the prior year. In fiscal year 2007, we plan to make total capital expenditures of approximately $30 million to $34 million.

Net cash flows provided by financing activities were $1.0 million for the six months ended June 30, 2007, compared to net cash used of $0.2 million in the same period in the prior year. This increase was primarily due to a $1.2 million increase in proceeds from the exercise of stock options.

We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in deferred revenue on the consolidated balance sheets. As of June 30, 2007, current and long-term balance sheet deferred revenue totaled $474.7 million. Our liability for prepaid magazine subscriptions is limited to the unearned payments in the event customers cancel their subscriptions. Our liability for other payments is limited to a refund of unearned payments in the event that we are unable to provide service. No material refunds have been paid to date. We reduced our balance sheet deferred revenue by $22.8 million in the first six months of 2007. We anticipate reducing our balance sheet deferred revenue by $45 million to $50 million for all of fiscal 2007.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three month period ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

    Our exploration of strategic alternatives may have adverse impacts

    On July 9, 2007, the Company announced that its Board of Directors authorized the Company and its advisors to explore strategic alternatives intended to maximize shareholder value, which may include a sale of the Company. The announcement could have an adverse impact on the Company’s relationships with employees, customers and suppliers. There can be no assurance that any particular strategic alternative will be pursued or that any transaction or transactions will occur, or on what terms. In addition, the announcement of the Company’s decision to explore strategic alternatives, and any future developments in this regard, could materially and adversely affect, and cause significant fluctuations in, the market price of our common stock.

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

        Risks Relating to the Transformation of TV Guide Magazine. Prior to the re-launch of TV Guide magazine in a full-sized, full-color format in October 2005, the operating results of our magazine publishing business had deteriorated over a period of several years due to significant declines in the digest-sized magazine's newsstand sales, contribution per copy, and advertising revenue. Prior to the re-launch, we sought to reverse such declines through a variety of different initiatives, including editorial changes and aggressive promotional offerings. However, those efforts were unsuccessful. Consequently, during the fourth quarter of 2005 we transformed our TV Guide magazine from a digest-sized, listings oriented format to a more contemporary full-sized, full-color magazine, filled with more features and photos and targeted at a younger demographic. However, several other widely circulated magazines and other media outlets seek to appeal to this market segment and the advertisers who seek to reach it. A business initiative of this scale is inherently risky and there can be no assurance that our assumptions are valid or that our circulation and advertising goals can be achieved. Additionally, the ongoing costs associated with the transformation of the magazine are substantial, and should this initiative ultimately prove unsuccessful, the cost of pursuing other alternatives may be significant. We cannot assure that the transformed magazine or our magazine publishing business will achieve profitability.

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

We face risks arising from our TV Guide Network strategy.

Revenues at TV Guide Network consist of affiliate fees and advertising revenues; however, since the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts, we do not expect significant growth in affiliate revenues in the future. Accordingly, the results at TV Guide Network are highly dependent upon advertising revenue. Advertising revenue at the TV Guide Network is primarily dependent on the extent of distribution of the network, viewership ratings, such as those published by Nielsen, and continuing advertising strength in the marketplace. While TV Guide Network has benefited, to a certain degree, from the expanded distribution that we have achieved, a significant portion of the expanded distribution has been to DBS subscribers, who did not previously have TV Guide Network as a programming choice. Digital cable and DBS homes also have many more channels and generally use an IPG, rather than TV Guide Network, for listing information. As such, the viewership of TV Guide Network in digital cable and DBS homes has been minimal to date. We have been investing in new programming and marketing initiatives at TV Guide Network with an expectation that the additional investments that we are making in programming and marketing will, in the future, result in increased viewership in both cable and DBS homes. If our viewership ratings do not improve sufficiently or we are unable to maintain broad distribution of the TV Guide Network, our increased programming and marketing costs could have a material adverse effect on our results of operations. Also, certain of the long-term agreements with MSOs for the TV Guide Network allow for the migration to exclusively digital carriage. If the MSO elects to migrate TV Guide Network earlier than we currently expect, the Company will experience a significant reduction of TV Guide Network subscribers resulting in reduced affiliate fee revenue and potentially reduced advertising revenue. We cannot assure you that we will be successful in implementing our programming and marketing initiatives, or that such initiatives will result in increased viewership ratings and advertising revenues for TV Guide Network or that any initial increase in viewership ratings will be sustainable over time.

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

Cable television is transmitted on a limited frequency spectrum that must be allocated between multiple analog and digital channels. As digital penetration increases, MSOs are reclaiming analog bandwidth to launch more digital networks and interactive television services, and are likely to continue this recapture until they rebuild their plants to increase bandwidth or there is stability in the mix of analog and digital carriage. If this trend continues, digital recapture may result in a significant decline in the distribution of our analog TV Guide Network, which could negatively impact our operating results.

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

The worldwide shipment of VCRs has declined, and is expected to continue to decline as VCRs are replaced by digital recording devices such as DVD recorders and DVRs. Although VCR Plus+ is now being incorporated into some lower price point digital recording devices, there is no assurance that this practice will become widespread or continue. Furthermore, in order to encourage the incorporation of our IPG in CE products, we have been offering certain large CE manufacturers the opportunity to bundle both our IPG and VCR Plus+ technology at a significant discount beginning with sales reported in fiscal 2005. While we believe this will ultimately accelerate the incorporation of our IPG to our benefit, there can be no assurance that this will be the case. In addition, there can be no assurance that we will be able to renew our existing VCR Plus+ agreements as they expire, upon terms as favorable to us as those contained in prior contracts, or at all.

We face competition in many areas and the competition could negatively impact our operating results.

We face competition from a wide range of other companies in the communications, advertising, media, entertainment, publishing, information, Internet services, software and technology fields. The competitive environment could, among other results, require price reductions for our products and services, require increased spending on marketing and development, limit our ability to develop new products and services, limit our ability to acquire rights to produce and/or display content that is popular among our targeted audience, limit our ability to expand our customer base or even result in attrition in our customer base. Any of these occurrences could negatively impact our operating results. Many of our competitors have greater financial and human resources than we do. As a result, these competitors can compete more effectively by offering customers better pricing and other more favorable terms and conditions. Our IPGs face competition from companies that produce and market program guides as well as television schedule information in a variety of formats, both print and electronic. Several products and services on the market offer simplified VCR programming functions that compete with our VCR Plus+ system. TV Guide magazine competes with general entertainment and other magazines at newsstand and for subscribers. The TV Guide Network competes with general entertainment channels for television viewership and carriage on cable and DBS systems. Online Networks competes for visitors with general entertainment Web sites and online search providers, including sites that provide television listings, television-specific information and/or that enable users to locate and view video on the Internet. Each of TV Guide magazine, TV Guide Network and Online Networks vie for marketers' advertising spend with other media outlets. TVG competes for viewers with other television networks, one of which is under common ownership with several racetracks and accepts wagers from residents of more states than TVG accepts. In addition, TVG competes for wagering and telecast rights with other networks and account wagering providers. TVG licenses its patents, and sublicenses audiovisual and pari-mutuel account wagering rights for content from various horse racetracks, to certain account wagering providers and is paid royalties based upon account wagering from certain horse racetracks processed by its licensees. These licensees currently maintain wagering accounts for residents of certain states in which TVG does not. TVG's contracts for account wagering and telecast rights with racetracks, as well as its sublicensing arrangements, have varying maturities and renewal terms. TVG could be unable to renew its current contracts when they expire or the renewal terms could be less favorable than the current terms, which could have an adverse effect on the Company's TVG business. In addition, TVG and its licensees compete for wagering revenue with other account wagering operations and industry participants.

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

Some of our license agreements contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another licensee on more favorable terms, we must offer some of those terms to our existing licensee. We have entered into a number of license agreements with terms that differ in some respects from those contained in other agreements. These agreements may obligate us to provide different terms to licensees, which could, if applied, result in lower revenues or otherwise adversely affect our business, financial condition, results of operations or prospects. While we believe that we have appropriately accounted for the most favored nation terms included in our license agreements, these contracts are complex and other parties could reach a different conclusion that, if correct, could have an adverse effect on our financial condition or results of operations.

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

We deliver our data to our IPG service for MSOs and to licensees of our data used in third party IPGs for MSOs via satellite transmission, among other means. While we have built in certain redundancies in our data delivery operation, a third party provides us with satellite capacity to transmit our data to our IPG service for certain MSOs and to licensees of our data used in third party IPGs for MSOs. Our arrangement with the third party provider may be terminated on little or no notice. In the event that this provider of satellite capacity elects not to provide this capacity to transmit our data, there can be no assurance that all of our customers who currently receive our data via this provider will be able to receive our data via alternative means without significant delay or additional cost to us. In the event that such provider elects not to transmit our data, our business, operating results and financial condition could be adversely affected.

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

The Company holds its interests in certain businesses, including Guideworks and IPG Inc., as a joint venture or in partnership with nonaffiliated third parties. As a result of such arrangements, the Company may be unable to control the operations, strategies and financial decisions of such joint venture or partnership entities which could in turn result in limitations on the Company's ability to implement strategies that the Company may favor, or to cause dividends or distributions to be paid. In addition, the Company's ability to transfer its interests in businesses owned with third parties is limited under certain joint venture, partnership or similar agreements.

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

TVG derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. Additionally, TVG's Internet-based horse race wagering operations are heavily regulated. Adverse changes in the political climate, new legislation or regulatory activity could harm our business.  From time to time, the California Horse Racing Board has considered various proposals that, if enacted, would detrimentally impact the revenue that TVG derives from the California market or otherwise adversely impact TVG's business model. The California statute authorizing advance deposit wagering by California residents will expire on January 1, 2008, unless the State of California extends it.  If California’s advance deposit wagering stature is not extended or is amended in a manner that is unfavorable to TVG, TVG’s advance deposit wagering business could be adversely affected. From time to time, members of Congress and state legislatures have introduced bills that would prohibit or severely restrict off-track interstate pari-mutuel or Internet-based wagering. If any such legislation were enacted into law, TVG's advance deposit wagering business could be adversely affected. Congress recently passed legislation which prohibits the use of various electronic payment methods and systems in connection with illegal Internet-based wagering activities. While this recently enacted legislation continues to provide an exemption for advance deposit wagering on horse racing as conducted by TVG, there is a risk that further legislation or regulations could be enacted or promulgated that could adversely affect the business, operations or prospects of our TVG business. In addition, from time to time, payment systems have, on behalf of their member financial institutions, taken actions to limit the use of credit cards and debit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations and may do so in the future in response to additional regulatory burdens. Although such efforts to restrict payment mechanisms may not be intended to restrict the lawful activity of licensed operations such as TVG, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects.  The adoption of any laws, rules or regulations that further limit the ability of TVG to conduct interstate pari-mutuel wagering could have a material adverse effect on our TVG business.

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

The satellite transmission, cable and telecommunications industries are subject to pervasive federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While these regulations do not apply directly to us, they affect cable television providers and other multi-channel video programming distributors (“MVPDs”), which are the primary customers for certain of our products and services. FCC regulations prohibit MPVDs (except DBS providers) from deploying after July 1, 2007 consumer electronic navigation devices (e.g., set-top boxes) with combined security and non-security functions (the “integration ban”). The Commission recently granted a number of requests for waiver of the integration ban, and denied several petitions for waivers or deferrals. Petitions for reconsideration of the decisions denying waivers are pending before the Commission. Resolution of these petitions and other FCC action with respect to these issues could affect demand for IPGs incorporated into set-top boxes or CE devices.

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

ITEM 4.   CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2007 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2007 in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Footnote 3 to the Condensed Consolidated Financial Statements—Unaudited is incorporated herein by reference.

ITEM 1A. RISK FACTORS

See “Certain Risks Affecting Business, Operating Results and Financial Conditions” beginning on page 23, which is incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on May 16, 2007. A brief description of the matters voted upon at the Annual Meeting and the results of the voting on such matters is set forth below.

Each of the nine (9) directors nominated were elected for a term of one year by the vote set forth below:

	Votes
Name of Director	For	Withheld

Anthea Disney	358,199,755	18,406,882
Richard Battista	360,720,007	15,886,630
Peter Chernin	356,639,795	19,966,842
David F. DeVoe	298,924,625	77,682,012
Nicholas Donatiello, Jr.	360,749,321	15,857,316
James E. Meyer	371,420,149	5,186,488
K. Rupert Murdoch	358,275,199	18,331,438
James P. O’Shaughnessy	371,418,504	5,188,133
Ruthann Quindlen	371,410,905	5,195,732

The stockholders approved and adopted the Gemstar-TV Guide International, Inc. 2007 Long-Term Incentive Plan by the vote set forth below:

VOTES
FOR	AGAINST	ABSTENTIONS	BROKER NON- VOTES
288,930,876	23,500,666	131,709	64,043,387

The stockholders also ratified the Company’s appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending December 31, 2007, by the vote set forth below:

VOTES
FOR	AGAINST	ABSTENTIONS	BROKER NON- VOTES
376,365,261	190,560	50,817	0

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.
(Registrant)

Date: July 27, 2007	By:	/s/ Bedi A. Singh
Bedi A. Singh Executive Vice President and Chief Financial Officer (Principal Financial Officer)