Form 10-Q
period 2007-09-30
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2007-11-01
CIK 923282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes☐    No  ☒

As of October 26, 2007, there were 429,055,753 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$458,895	$464,637
Restricted cash	32,409	31,814
Marketable securities	87,807	48,938
Receivables, net	80,320	73,786
Deferred tax assets, net	33,724	13,491
Current income taxes receivable	65,069	49,588
Other current assets	22,728	18,329

Total current assets	780,952	700,583
Property and equipment, net	67,929	68,182
Indefinite-lived intangible assets	62,140	61,921
Finite-lived intangible assets, net	85,715	92,340
Goodwill	262,591	260,503
Income taxes receivable	10,873	22,731
Deferred tax assets, long-term, net	73,325	3,141
Other assets	11,266	14,336

	$1,354,791	$1,223,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,918	$32,392
Accrued liabilities	86,092	104,259
Current portion of capital lease obligations	642	605
Current portion of deferred revenue	127,669	128,516

Total current liabilities	237,321	265,772
Long-term capital lease obligations, less current portion	11,625	12,111
Deferred revenue, less current portion	337,988	368,950
Other liabilities	71,501	123,779
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	4,337	4,337
Additional paid-in capital	8,454,423	8,456,117
Accumulated deficit	(7,715,672)	(7,950,421)
Accumulated other comprehensive income, net of tax	3,075	665
Treasury stock, at cost	(49,807)	(57,573)

Total stockholders’ equity	696,356	453,125

	$1,354,791	$1,223,737

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$159,551	$148,947	$471,894	$426,268
Expenses:
Costs of revenues	54,888	54,273	150,564	167,656
Selling, general and administrative	88,911	73,373	220,089	197,844
Depreciation and amortization	10,752	8,420	29,398	24,987

Operating income	5,000	12,881	71,843	35,781
Other income:
Interest income, net	6,556	6,788	19,180	18,566
Other income, net	276	86	469	337

Income from continuing operations before income taxes	11,832	19,755	91,492	54,684
Income tax (benefit) expense	(111,360)	2,303	(83,238)	14,031

Income from continuing operations	123,192	17,452	174,730	40,653

Discontinued operations:
Income from discontinued operations before income taxes	—	—	5,858	—
Income tax expense	—	—	2,217	—

Income from discontinued operations	—	—	3,641	—

Net income	$123,192	$17,452	$178,371	$40,653

Basic and diluted per share:
Income from continuing operations	$0.29	$0.04	$0.41	$0.10
Income from discontinued operations	0.00	0.00	0.01	0.00

Net income	$0.29	$0.04	$0.42	$0.10

Weighted average shares outstanding:
Basic	428,404	426,210	428,155	426,190
Diluted	431,222	426,262	429,438	426,244

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—UNAUDITED

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$568,409	$397,854	$453,125	$373,206
Net income	123,192	17,452	178,371	40,653
Other comprehensive income	1,398	60	2,410	551

Comprehensive income	124,590	17,512	180,781	41,204
Cumulative effect of an accounting change	—	—	56,378	—
Other, principally shares issued pursuant to stock option plans, including tax benefit, and stock compensation expense	3,357	709	6,072	1,665

Balance at end of period	$696,356	$416,075	$696,356	$416,075

See accompanying Notes to Condensed Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$178,371	$40,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,398	24,987
Deferred income taxes	(90,417)	6,631
Stock compensation expense	2,720	1,463
Other	3,510	2,834
Changes in operating assets and liabilities:
Restricted cash	(595)	7,868
Receivables	394	448
Income taxes, net	(3,623)	51,410
Other assets	(2,595)	11,033
Accounts payable, accrued liabilities and other liabilities	(27,631)	(27,276)
Deferred revenue	(31,809)	(51,527)

Net cash provided by operating activities	57,723	68,524

Cash flows from investing activities:
Acquisition of Aptiv, net of acquired cash of $4,466	(11,814)	—
Other acquisitions and investments	(2,681)	(3,241)
Purchases of marketable securities	(178,783)	(81,258)
Maturities of marketable securities	141,574	34,541
Proceeds from sale of assets	10	8
Additions to property and equipment	(15,675)	(15,807)

Net cash used in investing activities	(67,369)	(65,757)

Cash flows from financing activities:
Repayment of capital lease obligations	(449)	(414)
Proceeds and excess tax benefits from exercise of stock options	3,353	123

Net cash provided by (used in) financing activities	2,904	(291)

Effect of exchange rate changes on cash and cash equivalents	1,000	133

Net (decrease) increase in cash and cash equivalents	(5,742)	2,609
Cash and cash equivalents at beginning of period	464,637	465,131

Cash and cash equivalents at end of period	$458,895	$467,740

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarters ended June 30, 2007 and March 31, 2007.

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

In 2007, in conjunction with implementing a new centralized financial system, the Company changed its calendar to a 52-53 week fiscal year ending on the Sunday nearest to December 31. Each of the Company’s fiscal quarters also now end on the Sunday nearest to the end of the calendar quarter. Prior to 2007, the Company maintained a calendar fiscal year ending on December 31, except for TV Guide magazine, which maintained a 52-53 week fiscal year ending on the Sunday nearest to December 31. This change in fiscal year end did not have a material effect on the comparability of the Company’s condensed consolidated statements of income for the three months and nine months ended September 30, 2007 and 2006.

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

SNG Businesses

On March 1, 2004, the Company entered into an agreement to sell substantially all of the operating assets and certain liabilities of the Company’s SuperStar/Netlink Group LLC, UVTV distribution services and SpaceCom Systems businesses (collectively the “SNG Businesses”). Costs associated with this disposal were estimated at $5.9 million, and consisted principally of contractual acceleration of certain liabilities, employee-related transfer costs necessitated by the deal structure (asset purchase), and other transaction costs. As of December 31, 2006, $4.9 million of these costs remained unpaid. The Company paid or reversed all of these accrued liabilities in the three months ended March 31, 2007. The Company also reversed certain accrued liabilities and collected certain previously reserved for receivables related to the operations of the SNG businesses prior to the sale during that same quarter. These amounts are recorded in discontinued operations in the Company’s condensed consolidated statements of income.

Resolution of Leung Arbitration

Under a court order issued on May 9, 2003 pursuant to Section 1103 of the Sarbanes-Oxley Act, the Company has been required to maintain certain funds (the “1103 funds”) originally totaling approximately $37.0 million in segregated, interest-bearing accounts. The order prevents the Company from paying any portion of the 1103 funds, which were originally set aside by the Company for payment to a former chief executive officer, Henry C. Yuen, and a former chief financial officer, Elsie Leung, in connection with the Company’s November 2002 management and corporate governance restructuring, absent further order of the court.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(2) Acquisitions, Dispositions and Other Significant Events (continued)

On June 13, 2006, the Company entered into a settlement and release agreement with Ms. Leung. Pursuant to the settlement agreement, Ms. Leung specifically released her claims for reimbursement of legal fees, any claims that she has against the Company’s directors’ and officers’ insurance carriers, and any future claims for advancement of legal expenses or indemnification. Ms. Leung also released her claims to approximately $8.4 million of the Section 1103 funds.

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

(3) Litigation and Other Contingencies

The following material developments in the Company’s legal proceedings occurred in the quarter ended September 30, 2007. The Company intends to vigorously defend or prosecute all pending legal matters unless specified otherwise below.

Patent and Anti-Trust Litigation

SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina. On March 23, 2001, the Company’s subsidiary, Gemstar Development Corporation (“GDC”), was added as a third-party defendant in this case. Plaintiff SuperGuide Corporation’s (“SuperGuide”) complaint alleged patent infringement by DirecTV, EchoStar, Thomson Consumer Electronics, and Hughes Electronics (collectively, the “Defendants”) with respect to three patents (the “SuperGuide Patents”) owned by SuperGuide but licensed to GDC. After being added as a party, GDC brought claims (i) against SuperGuide for declaratory relief and for breach of contract relating to a 1993 license agreement between SuperGuide and GDC; and (ii) against EchoStar for infringing the SuperGuide Patents within GDC’s defined fields of use. (Pursuant to certain licensing and settlement agreements between GDC and EchoStar, the claims between GDC and EchoStar were dismissed with prejudice.) During March 2007, the Court held a bench trial on the licensing issues in the case. On July 20, 2007, the Court decided the licensing issues in favor of SuperGuide. In that ruling, GDC’s cross-claims against SuperGuide for declaratory judgment and breach of contract were dismissed with prejudice.

In connection with this case, the Company agreed in 2004 to reimburse EchoStar for legal expenses and liabilities in an aggregate amount not to exceed $3.5 million. In addition, Thomson has asserted claims for indemnification from the Company and made a demand that the Company defend and indemnify Thomson against SuperGuide’s claims. The Company has denied Thomson’s claims for indemnity. DirecTV has also asserted a potential right to defense and indemnification from the Company with respect to the SuperGuide litigation described herein, and the Company has denied DirecTV’s claims for indemnity.

ODS Technologies, L.P. v. Magna Entertainment Corp., HRTV, Inc. and XpressBet, Inc., in the United States District Court for the Central District of California. On May 17, 2007, the Company’s subsidiary ODS Technologies, L.P. (“ODS,” which does business as TVG Network) filed a patent infringement complaint against Magna Entertainment Corp. (“MEC”), HRTV, LLC (“HRTV”) and XpressBet, Inc. (“XpressBet”) in the United States District Court for the Central District of California. ODS asserts that defendants infringe two of its patents related to interactive off-track wagering systems, U.S. Patent No. 6,089,981 and U.S. Patent No. 6,554,709. The complaint seeks injunctive relief prohibiting further infringement by defendants as well as damages, including damages attributable to defendants’ allegedly willful infringement. On July 9, 2007 MEC, its wholly owned subsidiary XpressBet, and its 50%-owned subsidiary HRTV filed an answer and counterclaims seeking declaratory judgments that they do not infringe the subject patents, that the subject patents are invalid, and that the subject patents are unenforceable. On August 29, 2007, MEC filed an amended answer and counterclaims providing additional detail with respect to its affirmative defenses. On September 18, 2007, the Company replied to MEC’s amended answer, denying the counterclaims regarding non-infringement, invalidity, and unenforceability.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(3) Litigation and Other Contingencies (continued)

Other Litigation

Henry Yuen v. Gemstar-TV Guide International, Inc., American Arbitration Association, New York. On May 30, 2003, Mr. Yuen, commenced an arbitration proceeding against the Company to contest his April 18, 2003 termination for cause, seeking monetary damages, interest, attorneys’ fees and costs. The Company filed a consolidated response and counterclaim alleging breach of representations and warranties under agreements entered into in connection with the Company’s November 2002 management and corporate governance restructuring, seeking monetary damages and other relief.

On January 22, 2007 the panel issued a partial final award in favor of the Company, ruling against Mr. Yuen on his wrongful termination claims, and finding Mr. Yuen liable to the Company for $93.6 million in damages for his breach of certain representations and warranties made to the Company. On June 19, 2007, the panel of arbitrators issued their final award, incorporating the previous award and awarding the Company an additional $20.9 million in attorney fees and interest. The Company also prevailed in the arbitration with respect to the Patent Rights Agreement, which remains in effect until 2010; and the Company may offset amounts owed to Mr. Yuen under that agreement against the approximately $114.5 million total damages and interest awarded to the Company. Accordingly, the liability the Company carried on its balance sheet as of December 31, 2006 for the Patent Rights Agreement of approximately $10.7 million was reversed in the Company’s financial statements during the fiscal quarter ended March 31, 2007. The panel’s final award established the amount of the offset to be $25.7 million including royalties under the Patent Rights Agreement plus interest. Additionally, as stated in the panel’s January 2007 ruling, Mr. Yuen is not entitled to any portion of the 1103 funds. Consequently, the net final arbitration award in favor of the Company entitles it to the approximately $120.1 million (approximately $31.3 million in 1103 funds, plus approximately $88.8 million in damages and interest). On June 21, 2007, the Company initiated proceedings in the Supreme Court of the State of New York, captioned In the Matter of the Petition of Gemstar – TV Guide International, Inc. v. Henry C. Yuen, to have the arbitration award confirmed by the Court. On July 9, 2007 Mr. Yuen filed a motion (i) to dismiss the Company’s petition to have the arbitration award confirmed, (ii) to vacate portions of the award concerning damages owed to the Company, and (iii) to confirm the portion of the award pertaining to amounts owing to Mr. Yuen under the Patent Rights Agreement. On July 16, 2007, the Company filed its reply opposing Mr. Yuen’s motion.

In addition to the items listed above, the Company is party to various legal actions, claims and proceedings as set forth in its Form 10-K for the year ended December 31, 2006, its Form 10-Q for the quarter ended March 31, 2007, its Form 10-Q for the quarter ended June 30, 2007, as well as other actions, claims and proceedings incidental to its business. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on the Company’s financial position or results of operations. At this time management has not reached a determination that any of the matters listed above or the Company’s other litigation are expected to result in liabilities that will have a material adverse effect on the Company’s financial position or results of operations.

(4) Guarantees

The Company guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

The Company provides indemnification of varying scopes and amounts to certain of its licensees against claims made by third parties arising out of the incorporation of the Company’s products, intellectual property, services and/or technologies into the licensee’s products and services, provided the licensee is not in violation of the terms and conditions of the agreement and/or additional performance or other requirements for such indemnification. The Company’s indemnification obligations are typically limited to the cumulative amount paid to the Company by the licensee under the license agreement. Some license agreements, including those with our largest multiple system operators (“MSOs”) and digital broadcast satellite (“DBS”) providers, do not specify a limit on amounts that may be payable under the indemnity arrangements. In 2005, the Company received notice from DirecTV, a large DBS licensee of the Company, regarding a potential claim for indemnification in connection with a patent infringement claim filed against DirecTV by Finisar Corporation (“Finisar”). In 2005, Comcast, a large MSO licensee of the Company, put the Company on notice of a potential claim for indemnity in connection with a potential patent infringement claim against Comcast by Finisar. Comcast commenced a declaratory relief action against Finisar in 2006, seeking a ruling that it does not infringe the Finisar patent at issue in the DirecTV case.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(4) Guarantees (continued)

In connection with the Company’s sale of its SkyMall in-flight catalog business in 2005, the Company has indemnified SkyMall and certain of its affiliates for various matters that are typical for transactions of this type, subject in certain instances to a negotiated basket and/or cap.

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

The Company recognizes penalties and interest accrued related to unrecognized benefits as a component of income tax expense in the condensed consolidated statements of income. The Company recorded expenses of $0.4 million and $1.2 million related to interest and penalties during the three months ended September 30, 2007 and 2006, respectively, and a benefit of $0.1 million and expenses of $1.0 million for the nine months ended September 30, 2007 and 2006, respectively.

For the three months and nine months ended September 30, 2007, the Company’s effective tax rate benefited significantly from the reversal of a valuation allowance that had been recorded against the Company’s deferred tax assets. The Company now has a history of generating, and accurately forecasting, pre-tax book income. The 2008 annual budget and long-range plan process, which coincided with the preparation and review of the Company’s interim financial statements for the third quarter of 2007, projects adequate future taxable income to utilize its deferred tax assets. These factors make the realization of the Company’s deferred tax assets more likely than not and therefore, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, a valuation allowance is no longer necessary. For the three months ended September 30, 2007, the Company reversed the $115 million valuation allowance balance previously recorded as of June 30, 2007. For the nine months ended September 30, 2007, the impact of reversing the valuation allowance recorded as of December 31, 2006, was $109 million, as $6 million of the $115 million had been recorded in the first two quarters of 2007.

For the three and nine months ended September 30, 2006, the provision for income taxes as a percentage of income from continuing operations before income taxes was 11.7% and 25.7%, respectively. The Company’s effective tax rate benefited in 2006 from the reversal of a deferred tax asset and its related valuation allowance for amounts the Company had previously accrued for Ms. Leung (See Note 2).

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(6) Related Party Transactions

As of September 30, 2007, News Corporation beneficially owned approximately 41% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

The Company charged entities controlled by News Corporation $3.8 million and $3.1 million for advertising and other services during the three months ended September 30, 2007 and 2006, respectively and $8.0 million and $9.3 million for the nine months ended September 30, 2007 and 2006, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $0.2 million for each of the three months ended September 30, 2007 and 2006, and $1.1 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively.

The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $1.1 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively, and $3.2 million for each of the nine months ended September 30, 2007 and 2006.

During the third quarter of 2004, the Company entered into a long-term capital sublease with News Corporation’s subsidiary Fox Entertainment Group, Inc. (“Fox”) for a transponder to be used in its Media Networks and Guidance Technology and Solutions segments operations. Related amortization and interest expense recognized under this capital sublease was $0.5 million for each of the three month periods ended September 30, 2007 and 2006 and $1.4 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively. The total obligation under this capital lease was $12.3 million at September 30, 2007 and $12.7 million at December 31, 2006.

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

As of September 30, 2007 and December 31, 2006, the Company had receivables due from News Corporation-controlled entities totaling $2.4 million for each of the respective periods and payables due to News Corporation-controlled entities totaling $0.1 million and $0.3 million, respectively.

The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has material transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

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

The Media Networks Segment consists of the Company’s cable television and online networks and includes the following business units: TV Guide Network, TVG Network, Online Networks, TV Guide Broadband and TV Guide SPOT.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(7) Segment Information (continued)

The Publishing Segment consists primarily of TV Guide magazine.

Cross Platform Costs includes costs related to the Company’s product development and technology group and corporate marketing expenditures, as well as corporate management, finance, legal, information technology, human resources and related expenses such as certain litigation and insurance costs. The product development and technology group focuses on developing next generation guidance products and services. Corporate marketing is primarily focused on cross-platform marketing initiatives to drive greater usage of our products and elevate our brand.

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

Segment information for the three months and nine months ended September 30, 2007 and 2006 is presented and reconciled to consolidated income from continuing operations before income taxes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Guidance Technology & Solutions:
Revenues	$68,337	$57,137	$214,887	$167,686
Operating expenses (1)	24,737	22,103	70,614	61,131

Adjusted EBITDA(2)	43,600	35,034	144,273	106,555

Media Networks:
Revenues	50,565	48,432	147,654	145,269
Operating Expenses(1)	47,644	37,401	124,432	115,624

Adjusted EBITDA(2)	2,921	11,031	23,222	29,645

Publishing:
Revenues	40,649	43,378	109,353	113,313
Operating Expenses(1)	42,854	50,711	118,671	144,126

Adjusted EBITDA(2)	(2,205)	(7,333)	(9,318)	(30,813)

Cross Platform Costs:
Operating Expenses(1)	27,216	16,804	54,216	43,156

Adjusted EBITDA(2)	(27,216)	(16,804)	(54,216)	(43,156)

Consolidated:
Revenues	159,551	148,947	471,894	426,268
Operating Expenses (1)	142,451	127,019	367,933	364,037

Adjusted EBITDA(2)	17,100	21,928	103,961	62,231
Stock compensation	(1,348)	(627)	(2,720)	(1,463)
Depreciation and amortization	(10,752)	(8,420)	(29,398)	(24,987)

Operating income	5,000	12,881	71,843	35,781
Interest income, net	6,556	6,788	19,180	18,566
Other income, net	276	86	469	337

Income from continuing operations before income taxes	$11,832	$19,755	$91,492	$54,684

(1)	Operating expenses means operating expenses, excluding stock compensation, depreciation and amortization and impairment of intangible assets.
(2)	Adjusted EBITDA is defined as operating income (loss), excluding stock compensation, depreciation and amortization and impairment of intangible assets. The Company believes adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and make decisions about resource allocation to the segments.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(8) Stock-Based Employee Compensation

The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was $2.24 and $1.73, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2007	2006
Risk-free interest rate	4.6%	4.6%
Expected volatility	44.6%	49.4%
Expected life (years)	6.3	6.3
Expected dividend yield	—	—

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

The following table summarizes information about the Company’s stock option transactions:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	28,510	$6.82	3.8
Granted	5,507	4.45
Exercised	(790)	3.59
Forfeited/Expired	(1,189)	7.00

Outstanding at September 30, 2007	32,038	$6.48	4.1	$61,372

Vested and expected to vest in future periods at September 30, 2007	30,145	$6.64	3.8	$55,725

Vested and exercisable at September 30, 2007	23,080	$7.47	2.2	$34,358

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $1.5 million. As of September 30, 2007, $13.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 3.2 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007 and all other filings, including reports on Form 10-Q and Form 8-K, filed with the SEC after such date and through the date of this report. This MD&A should also be read in conjunction with the condensed consolidated financial statements and notes that appear elsewhere in this report.

Overview

Gemstar-TV Guide International, Inc. (“Gemstar” or the “Company”) is a media, entertainment and technology company that develops, licenses, markets and distributes products and services targeted at the video guidance and entertainment needs of consumers worldwide.

During the first quarter of 2007, the Company reorganized the presentation of its business units to its chief operating decision maker into three reportable segments – Guidance Technology and Solutions, Media Networks and Publishing. In addition, the Company also has Cross Platform Costs which includes certain company-wide expenditures.

Guidance Technology and Solutions. The Guidance Technology and Solutions Segment consists primarily of (i) IPG Patent Licensing to third party guide developers such as multi-channel video service (cable, satellite and IPTV) providers, consumer electronics (“CE”) manufacturers, set-top box manufacturers, interactive television software providers and program guide providers in the online, personal computer and mobile phone businesses, (ii) Company-developed IPG Products and Services provided for multi-channel video service providers and CE manufacturers, and (iii) video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Japan (collectively referred to as “VCR Plus+”). For the three and nine months ended September 30, 2007, the Guidance Technology and Solutions Segment generated approximately 43% and 46% of our total revenue, respectively. This segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups, and TV Guide Mobile Entertainment, which creates and distributes made-for-mobile branded content as well as applications that run on mobile phones, or are accessible via WAP, which allow consumers to search TV listings for home-based programming.

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

Media Networks. The Media Networks Segment includes the operations of TV Guide Network, TVG Network (“TVG”), Online Networks, TV Guide Broadband and TV Guide SPOT. For the three and nine months ended September 30, 2007, the Media Networks Segment generated approximately 32% and 31% of our total revenue, respectively. The Media Networks Segment generates revenue primarily from advertising fees received by TV Guide Network, TVG and Online Networks, affiliate fees received by TV Guide Network, and licensing and wagering fees received by TVG.

TV Guide Network (formerly known as TV Guide Channel) is an analog and digital channel distributed, as of September 30, 2007, to 83.5 million households as measured by Nielsen Media Research. TV Guide Network offers entertainment and television guidance-related programming as well as localized program listings and descriptions primarily in the United States. We are currently evolving TV Guide Network into an entertainment destination that features high-quality original programming relating to the world of television, entertainment news and celebrities. We are now producing approximately 14 hours per week of new and original content from our studio in Hollywood, California and through third party producers. TV Guide Network generates approximately 58% of its advertising revenue from national advertising that airs during programming hours from 11:00 AM to 2:00 AM and 42% from long-form infomercials, which run daily from 2:00 AM to 11:00 AM.

TVG combines live television horse racing from many of the premier horse racetracks in the United States and other countries with the convenience of wagering from home via telephone, online (www.tvg.com), interactive set-top box and WAP/Internet enabled mobile devices, from certain states. TVG also receives licensing revenue from other advance deposit wagering providers. As of September 30, 2007, TVG was distributed to approximately 28.1 million U.S. cable or satellite households. TVG’s programming is also available to over 11 million households in the United Kingdom and Ireland via the U.K.’s leading horseracing network, At the Races, and more than 8 million households in the United Arab Emirates, Saudi Arabia and other markets in that region via the Dubai Sports Channel. In addition, TVG is also carried on Fox Sports Net in approximately 6 million southern California homes for two hours or more, five days a week.

Online Networks is comprised of five entertainment websites, led by tvguide.com, which feature a combination of entertainment news, video programming, celebrity information, localized channel listings, editorial guidance, community features and search features. The tvguide.com search engine provides consumers with a comprehensive experience by integrating online video with the breadth and depth of TV Guide’s database of listings, show and episode descriptions, news, reviews, ratings, user blogs, groups, message boards, photos, TV Guide magazine covers, and other contextual information, as well as video clips from TV Guide Network and certain third party networks. The site also features video search through our recently launched Online Video Guide, which allows users to search and access the best professionally produced video content on the Web. According to Nielsen/Net Ratings, our Online Networks (tvguide.com, jumptheshark.com, tv-now.com, tvshowsondvd.com and fansofrealitytv.com) averaged 5.3 million unduplicated unique users per month for the three months ended September 30, 2007, which includes an average of 4.8 million unique users per month at tvguide.com. In the month of September 2007, tvguide.com alone had 5.7 million unique users, its highest number ever.

TV Guide Broadband and TV Guide SPOT are advertiser supported, video-on-demand services featuring short-form, originally-produced entertainment programs that guide consumers to the most compelling fare on TV each week. TV Guide Broadband is available on tvguide.com and is also distributed on major video portals such as AOL Video, Veoh, BrightCove and Google Video. TV Guide SPOT is now available to approximately 29.4 million digital cable subscribers and to subscribers with stand-alone TiVo set-top boxes.

Publishing. The Publishing Segment consists primarily of TV Guide magazine. For the three and nine months ended September 30, 2007, our Publishing Segment generated approximately 25% and 23% of our total revenue. Our Publishing Segment generates revenue primarily through subscription, advertising and newsstand sales of TV Guide magazine.

For over 50 years, the TV Guide brand has been the most recognized, widely used and trusted resource in the United States for all aspects of the TV experience. TV Guide magazine plays a central role in the recognition of the TV Guide brand. TV Guide magazine also provides us with unique access to Hollywood and its content is repurposed and used across our other platforms. TV Guide magazine articles appear on tvguide.com and members of the magazine’s editorial staff create and maintain blogs on tvguide.com and appear on the TV Guide Network and other media outlets.

TV Guide magazine’s weekly content is centered on TV-related news, feature stories, TV celebrity photos, behind-the-scenes coverage, reviews and recommendations and national television listings. TV Guide magazine is family-focused and primarily targets women readers ages 30 to 54. The magazine is published as one national edition, with either an Eastern/Central or a Mountain/Pacific time-zone listings. TV Guide magazine’s rate base, the volume of circulation guaranteed to advertisers, is currently 3.2 million. Total circulation for the three months ended September 30, 2007 averaged 3.3 million copies per week.

Cross Platform Costs. Cross Platform Costs includes costs related to the Company’s product development and technology group and corporate marketing expenditures, as well as corporate management, finance, legal, information technology, human resources and related expenses such as certain litigation and insurance costs. The product development and technology group focuses on developing next generation guidance products and services. Corporate marketing is primarily focused on cross-platform marketing initiatives to drive greater usage of our products and elevate our brand.

Exploration of Strategic Alternatives

On July 9, 2007 the Company announced that its Board of Directors has authorized the Company and its advisors to explore strategic alternatives intended to maximize shareholder value, which may include a sale of the Company. This review is currently in progress. There can be no assurance that any particular strategic alternative will be pursued or that any transaction or transactions will occur, or on what terms.

Consolidated Results of Operations

The following table sets forth certain financial information for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$159,551	$148,947	$471,894	$426,268
Operating expenses:
Operating expenses, exclusive of expenses shown below	143,799	127,646	370,653	365,500
Depreciation and amortization	10,752	8,420	29,398	24,987

	154,551	136,066	400,051	390,487

Operating income	5,000	12,881	71,843	35,781
Interest income, net	6,556	6,788	19,180	18,566
Other income, net	276	86	469	337

Income from continuing operations before income taxes	11,832	19,755	91,492	54,684
Income tax (benefit) expense	(111,360)	2,303	(83,238)	14,031

Income from continuing operations	123,192	17,452	174,730	40,653
Discontinued operations:
Income from discontinued operations before income taxes	—	—	5,858	—
Income tax expense	—	—	2,217	—

Income from discontinued operations	—	—	3,641	—

Net income	$123,192	$17,452	$178,371	$40,653

Discussion

For the three months ended September 30, 2007, revenues were $159.6 million, an increase of $10.6 million, or 7.1%, compared to the same period in 2006. The increase was primarily due to a $9.5 million increase in IPG Patent Licensing revenue (See “Segment Results of Operations – Guidance Technology and Solutions”).

For the nine months ended September 30, 2007, revenues were $471.9 million, an increase of $45.6 million, or 10.7%, compared to the same period in 2006. The increase was primarily due to a $39.2 million increase in IPG Patent Licensing revenue and a $12.0 million increase in IPG Products and Services revenue, partially offset by a $5.7 million decline in VCR Plus+ revenue (See “Segment Results of Operations – Guidance Technology and Solutions”).

For the three months ended September 30, 2007, operating expenses, excluding depreciation and amortization, were $143.8 million, an increase of $16.2 million, or 12.7%, compared to the same period in 2006. This was primarily due to a $9.1 million increase in TV Guide Network programming and marketing expenses and a $5.9 million increase in corporate marketing costs.

For the nine months ended September 30, 2007, operating expenses, excluding depreciation and amortization, were $370.7 million, an increase of $5.2 million, or 1.4%, compared to the same period in 2006. The nine months ended September 30, 2007, includes the reversal of $10.7 million in accrued liabilities relating to a patent rights agreement with Mr. Yuen, while the nine months ended September 30, 2006 included the reversal of $8.9 million in accrued liabilities due to a settlement agreement with Ms. Leung (See Note 2 and Note 3 to the condensed consolidated financial statements).

Research and Development

Included in operating expenses above are costs associated with our research and development activities. Consolidated research and development expenses for the three months ended September 30, 2007 and 2006 were $9.1 million and $7.1 million, respectively, and $26.8 million and $20.3 million for the nine months ended September 30, 2007 and 2006, respectively. Expenses for enhancing our IPGs, including our 49% share of Guideworks, are recorded in the Guidance Technology and Solutions Segment. Expenses for developing next generation guidance products and services are performed by our product development and technology group and are recorded in Cross Platform Costs.

Depreciation and Amortization

For the three months and nine months ended September 30, 2007, depreciation and amortization was $10.8 million and $29.4 million, an increase of $2.3 million and $4.4 million, respectively, compared to the same periods in the prior year. These increases are primarily due to the amortization of intangible assets arising from the Aptiv acquisition and an increase in depreciation expense related to 2006 capital expenditures.

Legal Contingencies

Liabilities related to contingent legal matters at September 30, 2007 and at December 31, 2006 were $7.4 million.

For the three months and nine months ended September 30, 2007, Company-wide outside legal expenses were $4.1 million and $14.0 million, respectively, which is comprised of $2.7 million and $10.0 million of expenses recorded in the Guidance Technology and Solutions Segment, $0.3 million and $0.9 million in the Media Networks Segment and $1.1 million and $3.1 million recorded in Cross Platform Costs, respectively.

For the three and nine months ended September 30, 2006, Company-wide outside legal expenses were $2.5 million and $13.1 million, which is comprised of $4.3 million and $9.6 million of legal expenses recorded in the Guidance Technology and Solutions Segment, $0.6 million and $1.1 million in the Media Networks Segment and a benefit of $2.4 million and expense of $2.4 million recorded in Cross Platform Costs. The $2.4 million benefit recorded in Cross Platform Costs legal expenses in the third quarter of 2006, was due to reversing $3.9 million in accrued legal expenses relating to Mr. Yuen. We expect outside legal expenses to continue to be significant for the foreseeable future.

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

For the three months and nine months ended September 30, 2007, the Company’s effective tax rate benefited significantly from the reversal of a valuation allowance that had been recorded against the Company’s deferred tax assets. The Company now has a history of generating, and accurately forecasting, pre-tax book income. The 2008 annual budget and long-range plan process, which coincided with the preparation and review of the Company’s interim financial statements for the third quarter of 2007, projects adequate future taxable income to utilize its deferred tax assets. These factors make the realization of the Company’s deferred tax assets more likely than not and therefore, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, a valuation allowance is no longer necessary. For the three months ended September 30, 2007, the Company reversed the $115 million valuation allowance balance previously recorded as of June 30, 2007. For the nine months ended September 30, 2007, the impact of reversing the valuation allowance recorded as of December 31, 2006, was $109 million, as $6 million of the $115 million had been recorded in the first two quarters of 2007.

For the three and nine months ended September 30, 2006, the provision for income taxes as a percentage of income from continuing operations before income taxes was 11.7% and 25.7%, respectively. The Company’s effective tax rate benefited in 2006 from the reversal of a deferred tax asset and its related valuation allowance for amounts the Company had previously accrued for Ms. Leung (See Note 2 to the condensed consolidated financial statements).

Net Income

For the three months ended September 30, 2007, net income increased by $105.7 million compared to the same period in the prior year. This increase was entirely due to the reversal of $115 million in valuation allowance that had been recorded against the Company’s deferred tax assets, as discussed above.

For the nine months ended September 30, 2007, net income increased by $137.7 million compared to the same period in the prior year. This increase was primarily due to the reversal of $109 million in valuation allowance that had been recorded against the Company’s deferred tax assets and a $36.1 million increase in operating income, as discussed above.

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

Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss reviewed by the chief operating decision maker. Segment information for the three months and nine months ended September 30, 2007 and 2006 is presented and reconciled to consolidated income from continuing operations before income taxes in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in Note 7 of the condensed consolidated financial statements.

Discussion relating to operating expenses for our segments uses the definition of operating expenses included in Note 7 of the condensed consolidated financial statements.

Guidance Technology and Solutions

The following table shows the breakdown of revenues in the Guidance Technology and Solutions Segment (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Dollars	Percent
IPG Patent Licensing	$40,731	$31,273	$9,458	30.2%	$125,498	$86,330	$39,168	45.4%
IPG Products and Services	18,534	14,736	3,798	25.8%	55,096	43,062	12,034	27.9%
VCR Plus +	5,844	9,157	(3,313)	(36.2)%	25,380	31,068	(5,688)	(18.3)%
Other	3,228	1,971	1,257	63.8%	8,913	7,226	1,687	23.3%

Total	$68,337	$57,137	$11,200	19.6%	$214,887	$167,686	$47,201	28.1%

IPG Patent Licensing includes worldwide patent licenses to third party guide developers such as multi-channel video service providers, CE manufacturers, set-top box manufacturers, interactive television software providers and program listings providers in the online, personal computer and mobile phone businesses. For the three months and nine months ended September 30, 2007, revenues increased by $9.5 million and $39.2 million, respectively, when compared to the same periods in the prior year. These increases were primarily due to revenue from the recent patent license agreements with British Sky Broadcasting Group plc (fourth quarter of 2006) and Sky Italia S.r.l. (third quarter of 2007) and an increase in our U.S. cable and satellite licensees’ digital subscribers. The nine months ended September 30, 2007 also benefited from a $6.3 million payment from a licensee for previously unreported IPGs deployed from the second quarter of 2006 to December 2006. In addition, the nine months ended September 30, 2007 benefited from a $6.5 million payment from another licensee for previously unreported IPGs deployed from the second quarter of 2004 to December of 2006. Revenue from IPG patent licenses includes the amortization of up-front payments received under long-term patent licenses of $13.0 million and $13.2 million for the three months ended September 30, 2007 and 2006, respectively, and $44.0 million and $39.0 million for the nine months ended September 30, 2007 and 2006, respectively.

IPG Products and Services includes the worldwide distribution and support of Company-developed IPGs to multi-channel video service providers and CE manufacturers. For the three months ended September 30, 2007, revenues increased by $3.8 million or 25.8% compared to the same period in the prior year. This increase is primarily due to revenue from Aptiv, which was acquired on March 29, 2007 and an increase in U.S. digital cable subscribers that receive our i-Guide IPG, partially offset by a decline in incorporations of our IPG in CE products sold in Japan and North America. In Japan the weakness was due to declines in the recorder market, where we have historically had high incorporations, and certain manufacturers deploying unlicensed third party IPGs. We believe our recently introduced IPG for the digital terrestrial market will lead to increased incorporations in Japan from the second half of 2008 onwards. In North America we have introduced an expanded, more flexible CE IPG product line, which we also believe will lead to increased incorporations in the second half of 2008 onwards. In addition, the third quarter of 2006 also included $1.2 million in revenue for units shipped prior to the second quarter of 2006, but reported to us in the third quarter of 2006. For the nine months ended September 30, 2007, revenue increased by $12.0 million or 27.9% compared to the same period in the prior year. This increase is entirely due to revenue from Aptiv and an increase in U.S. digital cable subscribers that receive our i-Guide IPG.

For the nine months ended September 30, 2007, approximately 70% of IPG Patent Licensing and IPG Products and Services revenue relates to IPGs deployed in the U.S. and approximately 30% relates to IPGs deployed outside the U.S., primarily in Canada, Europe and Asia.

For the three months ended September 30, 2007, VCR Plus+ revenues decreased by $3.3 million compared to the same period in the prior year. This was primarily due to a decline in reported units shipped by CE manufacturers that incorporate VCR Plus+ and the third quarter of 2006 including $1.9 million in revenue from two manufacturers for units shipped prior to the second quarter of 2006, but reported to us in the third quarter of 2006. For the nine months ended September 30, 2007, VCR Plus+ revenues decreased by $5.7 million, primarily due to a decline in reported units shipped by CE manufacturers that incorporate VCR Plus+.

We believe that demand from consumers for more advanced guidance and recording capabilities will continue to grow as the cost of CE devices incorporating these technologies decreases. We believe this demand will increase our IPG Products and Services and IPG Patent Licensing revenues, and more than offset the anticipated decrease in VCR Plus + revenues.

Other revenue primarily consists of our IPG advertising revenue and the operations of Norpak Corporation, our majority owned subsidiary that manufactures data insertion equipment.

Guidance Technology and Solutions includes our 49% share of the operating expenses of the Guideworks, LLC joint venture with Comcast Corporation. For the three months ended September 30, 2007 and 2006, we recorded $3.6 million and $3.6 million, respectively, of operating expenses related to Guideworks, LLC. For the nine months ended September 30, 2007 and 2006, we recorded $10.8 million and $9.7 million, respectively, of operating expenses related to Guideworks, LLC.

For the three months ended September 30, 2007, operating expenses in this segment were $24.7 million, an increase of $2.6 million, or 11.9%, when compared to the same period in 2006. This increase was primarily due to Aptiv expenses. For the nine months ended September 30, 2007, operating expenses in this segment were $70.6 million, an increase of $9.5 million, or 15.5% when compared to the same period in 2006. This increase was primarily due to $6.2 million in Aptiv expenses and a $1.1 million increase in Guideworks’ expenses.

Media Networks

The following table shows the breakdown of revenues in the Media Networks Segment by business unit (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Dollars	Percent
TV Guide Network	$30,788	$30,389	$399	1.3%	$96,511	$97,016	$(505)	(0.5)%
TVG	15,517	15,711	(194)	(1.2)%	41,624	40,810	814	2.0%
Online Networks	4,072	2,219	1,853	83.5%	9,213	7,231	1,982	27.4%
Other	188	113	75	66.4%	306	212	94	44.3%

Total	$50,565	$48,432	$2,133	4.4%	$147,654	$145,269	$2,385	1.6%

TV Guide Network is available in analog cable, digital cable and DBS homes. TV Guide Network’s viewership comes primarily from analog cable homes where scroll data is still utilized for guidance. Digital cable and DBS homes have many more channels and generally use an IPG, rather than TV Guide Network, for listing information. TV Guide Network’s overall distribution increased by approximately 3.6 million subscribers since September 30, 2006 due to an increase in digital cable and DBS homes, partially offset by a decrease in analog cable homes. As of September 30, 2007, approximately 31% of our total distribution was in analog cable households, down from approximately 39% at September 30, 2006. We believe this trend will continue as more subscribers upgrade from analog cable to digital cable or switch to DBS and as MSOs migrate the TV Guide Network from analog to digital.

Despite a decrease in viewership caused by the continued decline in analog cable households discussed above, TV Guide Network revenues for the three and nine months ended September 30, 2007, were basically flat compared to the same periods in the prior year. In the first nine months of 2007, we have been able to maintain advertising revenue slightly below 2006 levels, due primarily to higher national advertising rates. With approximately 82% of TV Guide Network’s total revenue coming from advertising, we must continue to offset declines in viewership arising from the decrease in analog cable households, with increased advertising rates. As the majority of our affiliates are contracted under agreements with only cost-of-living increases available under certain contracts, long-term TV Guide Network revenue growth will be dependent on our ability to increase not only advertising rates but viewership as well. We continue to invest in programming and believe this investment will lead to increased viewership from our total distribution – analog cable, digital cable and DBS households.

For the three months ended September 30, 2007, TVG revenues were slightly lower compared to the same period in the prior year. TVG was able to deliver revenue at almost the same level as the prior year despite America TAB, Ltd. not renewing its license agreement in the second quarter of 2007. For the three months ended September 30, 2007, TVG processed $148.5 million in wagers, a 17% increase compared to the same period in the prior year. For the nine months ended September 30, 2007, TVG increased revenues by $0.8 million or 2.0% compared to the same period in the prior year. Our wagering operations and the wagering operations of our licensees have benefited from the continued growth in our distribution.

Online Networks derives revenues primarily from advertising. For the three months and nine months ended September 30, 2007, advertising revenues increased by $1.8 million and $2.0 million, respectively, or 84.4% and 28.4% compared to the same periods in the prior year. Online Networks benefited from increased program promotional advertising and higher CPMs. During the three months ended September 30, 2007, tvguide.com’s average monthly unique users increased by 53.5% compared to the same period in the prior year.

Operating expenses in this segment were $47.6 million and $124.4 million for the three and nine months ended September 30, 2007, an increase of $10.2 million or 31.3% and $8.8 million or 7.6% compared to the same periods in the prior year. These increases were primarily due to a $9.1 million and a $6.6 million increase in TV Guide Network programming and marketing costs for the three and nine months ended September 30, 2007, compared to the same periods in the prior year. During the third quarter of 2007, TV Guide Network premiered America’s Next Producer and aired episodes from the Surreal TV package for the first time on the Network. In addition, Making News Texas Style premiered original episodes in the third quarter of 2007. We believe that some of these programming investments will also benefit future periods as they will be aired in future quarters.

Additional Media Networks Operating Statistics

	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	June 30, 2006
Subscriber Data (in thousands) (1)
TV Guide Network	83,494	82,398	79,911	78,475
TVG	28,100	27,500	18,600	18,500
Online Networks unique users (2) (3)	5,291	4,493	3,117	2,458
tvguide.com unique users (2)	4,783	4,021	3,117	2,458

(1)	Subscriber data as of the above date represents:

•	Nielsen households for the domestic TV Guide Network

•	Households for TVG, based primarily on information provided by distributors

(2)	Average monthly unique users for the three month period, as measured by Nielsen/NetRatings.
(3)	Online Networks comprises the unduplicated unique users of tvguide.com and our other Web sites, subsequent to the date we acquired them.

Publishing

The following table shows Publishing segment revenues (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Dollars	Percent
TV Guide magazine	$40,649	$43,378	$(2,729)	(6.3)%	$109,353	$113,313	$(3,960)	(3.5)%

For the three and nine months ended September 30, 2007, TV Guide magazine revenues declined by $2.7 million and $4.0 million, respectively, compared to the same period in the prior year. TV Guide magazine maintains a 52 week fiscal year instead of a calendar year which results in an additional fiscal week every several years. The third quarter of 2006 included this extra fiscal week and therefore the results for the third quarter of 2006 include $2.6 million in revenue for the extra issue.

Subscriber revenues for the three months ended September 30, 2007 declined by $6.6 million or 23.8% primarily due to an anticipated decline in average rate per copy and the third quarter of 2006 including $1.7 million in subscription revenue related to the extra week discussed above. Subscriber revenues for the nine months ended September 30, 2007, declined by $14.1 million or 18.3% compared to the same period in the prior year. Average weekly paid subscribers during the nine months ended September 30, 2007, decreased by 10.6% compared to the same period in the prior year. In the first half of 2006, the magazine had a larger subscriber file as it was still in the process of managing its total circulation down towards a 3.2 million guaranteed rate base. The nine months ended September 30, 2006, also benefited from the extra week discussed above.

Newsstand revenues for the three and nine months ended September 30, 2007, increased by $1.6 million and $5.4 million, respectively, or 44.5% and 93.8%, when compared to the same periods in the prior year. These increases were primarily due to a $1.9 million and $5.5 million reduction in initial placement order (“IPO”) fees and rack acquisition costs, which are deducted from revenues. In 2007, we increased our cover price from $1.99 to $2.49. The revenue from this increase in cover price has offset the decline in average weekly newsstand circulation.

Advertising revenues for the three months and nine months ended September 30, 2007, increased by $2.5 million and $5.5 million, respectively, or 22.1% and 19.1% compared to the same periods in the prior year. These increases were primarily due to a 25% and 28% increase in advertising paging, compared to the same periods in the prior year, due to the stable circulation and strong audience data for TV Guide magazine.

Operating expenses in this segment were $42.9 million and $118.7 million for the three and nine months ended September 30, 2007, a decrease of $7.9 million and $25.5 million compared to the same periods in the prior year. These decreases were primarily due to a $5.5 million and a $20.3 million decrease in TV Guide magazine production costs, mainly as a result of a decrease in issues, average printed copies per issue and a reduction in paper costs. For the three and nine months ended September 30, 2007, general and administrative expenses also decreased compared to the same periods in the prior year, primarily due to operating efficiencies. As we did in 2006, we anticipate spending significantly more on subscriber acquisition and promotional activities in the fourth quarter than was spent in the previous quarters of 2007.

TV Guide magazine incurred approximately $9.3 million in losses for the nine months ended September 30, 2007. We currently anticipate incurring losses of $20 million to $23 million for all of fiscal year 2007 and continuing, but declining, losses for the next two to three years thereafter.

Additional Publishing Operating Statistics

	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	June 30, 2006
TV Guide magazine circulation (in thousands) (1)
Newsstand (2)	261	211	292	283
Subscriptions	2,867	2,881	2,842	3,097
Sponsored / Verified	169	171	150	12

Total circulation	3,297	3,263	3,284	3,392

(1)	Average weekly circulation for the three months ended.
(2)	Current period numbers include an estimate for returns. Prior period numbers are updated to reflect actual returns.

Cross Platform Costs

The following table shows the breakdown of operating expenses within Cross Platform Costs (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Dollars	Percent
Product Development and Technology	$4,794	$5,045	$(251)	(5.0)%	$13,179	$7,584	$5,595	73.8%
Corporate Marketing	6,625	775	5,850	754.8%	9,639	884	8,755	990.4%
Corporate General and Administrative	15,797	10,984	4,813	43.8%	31,398	34,688	(3,290)	(9.5)%

Total	$27,216	$16,804	$10,412	62.0%	$54,216	$43,156	$11,060	25.6%

For the three months and nine months ended September 30, 2007, product development and technology expenses were $4.8 million and $13.2 million, respectively. Costs incurred to develop next generation guidance products and services in the first half of 2006 were not significant, as this group was in the early stages of being formed. In 2007 the build-out of this group was completed and in fiscal year 2007 we expect to incur approximately $19 million in expenses in cross-platform product development and technology.

For the three and nine months ended September 30, 2007, corporate marketing expenses were $6.6 million and $9.6 million, respectively. Costs incurred for corporate marketing in the first nine months of 2006 were minimal, as this group was in the process of being formed. In fiscal year 2007, we expect to incur approximately $22 million in corporate marketing expenses, which includes the national cross-platform consumer marketing campaign launched at the end of the third quarter of 2007. We believe this marketing campaign will drive greater usage of our products and elevate our brand.

For the three months ended September 30, 2007, corporate general and administrative expenses were $15.8 million. The increase in expenses over the same period in the prior year was primarily due to the three months ended September 30, 2007 including $2.5 million in costs relating to the exploration of strategic alternatives. In addition the three months ended September 30, 2006 benefited from the reversal of $3.9 million in accrued legal expenses relating to Mr. Yuen.

For the nine months ended September 30, 2007, corporate general and administrative expenses were $31.4 million. The nine months ended September 30, 2007, benefited from the reversal of $10.7 million in accrued patent rights liabilities relating to Mr. Yuen, while the nine months ended September 30, 2006 had a $1.7 million benefit from the reversal of accrued legal fees relating to Mr. Yuen discussed above and the reversal of $8.9 million in accrued expenses due to the settlement agreement with Ms. Leung (See Note 2 to the condensed consolidated financial statements). The nine months ended September 30, 2007 also included $3.2 million in costs relating to the exploration of strategic alternatives. After taking these items into account, the remaining $6.4 million or 14.1% decrease for the nine months ended September 30, 2007, compared to the same period in the prior year, is primarily due to a reduction in legal expenses and corporate overhead.

Liquidity and Capital Resources

As of September 30, 2007, our cash, cash equivalents and marketable securities were $546.7 million. In addition, we had restricted cash of $32.4 million maintained in segregated, interest-bearing accounts. Of this amount, $31.5 million relates to the November 2002 management and corporate governance restructuring (See Note 3 to the condensed consolidated financial statements).

Net cash provided by operating activities was $57.7 million for the nine months ended September 30, 2007, compared to $68.5 million for the same period last year. Income from continuing operations before income taxes during the nine months ended September 30, 2007 was $91.5 million compared to $54.7 million during the same period in 2006. We made $12.9 million in net income tax payments in the first nine months of 2007, versus the receipt of $44.7 million in net income tax refunds during the same period in 2006. The nine months ended September 30, 2006 also included the release of $8.4 million in restricted cash (See Note 2 to the condensed consolidated financial statements).

Net cash flows used in investing activities were $67.4 million for the nine months ended September 30, 2007 compared to $65.8 million used in the same period last year. The increase is primarily due to the Aptiv acquisition, partially offset by a $9.5 million decrease in net marketable securities purchases.

For the nine months ended September 30, 2007, we made capital expenditures of $15.7 million compared to $15.8 million in the same period in the prior year. In fiscal year 2007, we plan to make total capital expenditures of approximately $34 million.

Net cash flows provided by financing activities were $2.9 million for the nine months ended September 30, 2007, compared to net cash used of $0.3 million in the same period in the prior year. This increase was primarily due to a $3.2 million increase in proceeds and excess tax benefits from the exercise of stock options.

We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in deferred revenue on the condensed consolidated balance sheets. As of September 30, 2007, current and long-term balance sheet deferred revenue totaled $465.7 million. Our liability for prepaid magazine subscriptions is limited to the unearned payments in the event customers cancel their subscriptions. Our liability for other payments is limited to a refund of unearned payments in the event that we are unable to provide service. No material refunds have been paid to date. We reduced our balance sheet deferred revenue by $31.8 million in the first nine months of 2007. We anticipate reducing our balance sheet deferred revenue by approximately $50 million for all of fiscal 2007.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three month period ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Our exploration of strategic alternatives may have adverse impacts.

On July 9, 2007, the Company announced that its Board of Directors authorized the Company and its advisors to explore strategic alternatives intended to maximize shareholder value, which may include a sale of the Company. The process could have an adverse impact on the Company’s relationships with employees, customers and suppliers. There can be no assurance that any particular strategic alternative will be pursued or that any transaction or transactions will occur, or on what terms. In addition, the announcement of the Company’s decision to explore strategic alternatives, and any future developments in this regard, could materially and adversely affect, and cause significant fluctuations in, the market price of our common stock.

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

Our investments in developing new products and services, improving existing products and services, and promoting our business through corporate marketing initiatives may not be effective.

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

•	we cannot assure you that any new products or services that we develop will achieve market acceptance;

•	our products, services and technologies may become obsolete due to rapid advancements in technology and changes in consumer preferences; and

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

We have also recently launched various corporate marketing initiatives, including a national cross-platform consumer marketing campaign, designed to drive greater usage of our products and elevate our brand, and thereby increase the Company’s revenues. These marketing initiatives represent a significant investment of both time and money. There can be no assurance that these marketing initiatives will ultimately be successful in driving greater usage of our products and elevating our brand, or that they will lead to greater revenues for the Company.

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

Revenues at TV Guide Network consist of affiliate fees and advertising revenues; however, since the majority of our affiliates are contracted under long-term agreements with only cost-of-living increases available under certain contracts, we do not expect significant growth in affiliate revenues in the future. Accordingly, the results at TV Guide Network are highly dependent upon advertising revenue. Advertising revenue at the TV Guide Network primarily comes from commercials sold during our programming hours (11:00 AM to 2:00 AM) and infomercials broadcast between 2:00 AM and 11:00 AM. Advertising sales are primarily dependent on the extent of distribution of the network; viewership ratings, such as those published by Nielsen; and the strength of the market for advertising. While TV Guide Network has benefited, to a certain degree, from the expanded distribution that we have achieved, a significant portion of the expanded distribution has been to DBS subscribers, who did not previously have TV Guide Network as a programming choice. Digital cable and DBS homes also have many more channels and generally use an IPG, rather than TV Guide Network, for listing information. As such, the viewership of TV Guide Network in digital cable and DBS homes has been minimal to date. Also, certain of the long-term agreements with MSOs for the TV Guide Network allow for migration to exclusively digital carriage. If the MSOs elect to migrate TV Guide Network to digital carriage, TV Guide Network will generally experience a corresponding reduction in subscribers, resulting in reduced affiliate fee revenue and potentially reducing advertising revenue, due both to the smaller pool of potential viewers and the fact that TV Guide Network’s viewers come primarily from analog cable homes where scroll data is still utilized for guidance. We have been investing in new programming and marketing initiatives at TV Guide Network with an expectation that the additional investments that we are making in programming and marketing will, in the future, result in increased viewership in both cable and DBS homes. If our viewership ratings do not improve sufficiently or we are unable to maintain broad distribution of the TV Guide Network, our increased programming and marketing costs could have a material adverse effect on our results of operations. While we have undertaken significant programming and marketing initiatives designed in part to position TV Guide Network as an entertainment destination independent of listings data, there can be no assurance that such initiatives will ultimately result in increased viewership ratings and advertising revenues, or that any initial increase in viewership ratings will be sustainable over time.

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

Digital recapture may adversely affect our TV Guide Network business and operating results.

Cable television is transmitted on a limited frequency spectrum that must be allocated between multiple analog and digital channels. As digital penetration increases, MSOs are reclaiming analog bandwidth to launch more high-definition channels and other services, and are likely to continue this recapture until they rebuild their plants to increase bandwidth or there is stability in the mix of analog and digital carriage. Digital recapture will result in a significant decline in the distribution of our analog TV Guide Network, which could negatively impact our operating results.

The market for IPG advertising and our ability to fully exploit it may not develop.

The market for IPG advertising is at an early stage of development and we cannot assure you that we will succeed in our efforts to develop IPG advertising as an advertising medium widely accepted by consumers and advertisers. In addition, MSO, DBS and IPTV providers who have a patent license from us are not required to provide advertising in their IPG. Therefore our ability to derive advertising revenues from IPGs distributed by our patent licensees is also dependent on the implementation of IPG advertising by such licensees.

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

We face competition from a wide range of other companies in the communications, advertising, media, entertainment, publishing, information, Internet services, software and technology fields. The competitive environment could, among other results, require price reductions for our products and services, require increased spending on marketing and product development, limit our ability to develop new products and services, limit our ability to acquire rights to produce and/or display content that is popular among our targeted audience, limit our ability to expand our customer base or even result in attrition in our customer base. Any of these occurrences could negatively impact our operating results. Many of our competitors have greater financial and human resources than we do. As a result, these competitors can compete more effectively by offering customers better pricing and other more favorable terms and conditions. Our IPGs face competition from companies that produce and market program guides as well as television schedule information in a variety of formats, both print and electronic. Several products and services on the market offer simplified VCR programming functions that compete with our VCR Plus+ system. TV Guide magazine competes with general entertainment and other magazines at newsstand and for subscribers. The TV Guide Network competes with general entertainment channels for television viewership and carriage on cable and DBS systems. Online Networks competes for visitors with general entertainment Web sites and online search providers, including sites that provide television listings, television-specific information and/or that enable users to locate and view video on the Internet. Each of TV Guide magazine, TV Guide Network and Online Networks vie for marketers’ advertising spend with other media outlets. TVG competes for viewers with other television networks, one of which is under common ownership with several racetracks and accepts wagers from residents of more states than TVG accepts. In addition, TVG competes for wagering and telecast rights with other networks and account wagering providers. TVG licenses its patents, and sublicenses audiovisual and pari-mutuel account wagering rights for content from various horse racetracks, to certain account wagering providers and is paid royalties based upon account wagering from certain horse racetracks processed by its licensees. These licensees currently maintain wagering accounts for residents of certain states in which TVG does not. TVG’s contracts for account wagering and telecast rights with racetracks, as well as its sublicensing arrangements, have varying maturities and renewal terms. TVG could be unable to renew its current contracts when they expire or the renewal terms could be less favorable than the current terms, which could have an adverse effect on the Company’s TVG business. In addition, TVG and its licensees compete for wagering revenue with other account wagering operations and industry participants.

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

Limitations on control of joint ventures may adversely impact our operations.

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

TVG derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. Additionally, TVG’s Internet-based horse race wagering operations are heavily regulated. Adverse changes in the political climate, new legislation or regulatory activity could harm our business. From time to time, the California Horse Racing Board has considered various proposals that, if enacted, would detrimentally impact the revenue that TVG derives from the California market or otherwise adversely impact TVG’s business model. From time to time, members of Congress and state legislatures have introduced bills that would prohibit or severely restrict off-track interstate pari-mutuel or Internet-based wagering. If any such legislation were enacted into law, TVG’s advance deposit wagering business could be adversely affected. Congress recently passed legislation which prohibits the use of various electronic payment methods and systems in connection with illegal Internet-based wagering activities. While this recently enacted legislation continues to provide an exemption for advance deposit wagering on horse racing as conducted by TVG, there is a risk that further legislation or regulations could be enacted or promulgated that could adversely affect the business, operations or prospects of our TVG business. In addition, from time to time, payment systems have, on behalf of their member financial institutions, taken actions to limit the use of credit cards and debit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations and may do so in the future in response to additional regulatory burdens. Although such efforts to restrict payment mechanisms may not be intended to restrict the lawful activity of licensed operations such as TVG, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects. The adoption of any laws, rules or regulations that further limit the ability of TVG to conduct interstate pari-mutuel wagering could have a material adverse effect on our TVG business.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2007 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2007 in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Footnote 3 to the Condensed Consolidated Financial Statements—Unaudited is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

See “Certain Risks Affecting Business, Operating Results and Financial Conditions” beginning on page 23, which is incorporated by reference.

ITEM 6.	EXHIBITS

Exhibits

10.1	Form of Change of Control Agreement *

10.2	Form of Transaction Bonus Letter*

31.1	CEO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on August 17, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.
(Registrant)

Date: November 1, 2007	By:	/s/ Bedi A. Singh
Bedi A. Singh
Executive Vice President and Chief Financial Officer (Principal Financial Officer)