Form 10-K
period 2007-12-31
GEMSTAR TV GUIDE INTERNATIONAL INC
filed 2008-02-14
CIK 923282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐     No  ☒

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

As of February 6, 2008, there were 429,187,731 shares of the registrant’s common stock outstanding. As of June 30, 2007, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.1 billion, based on the closing sale price of $4.92 per share as reported by the Nasdaq Stock Market on such date. Shares of common stock held by officers, directors, and any stockholder whose ownership exceeds 5%, have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

PART I

ITEM 1.	BUSINESS.

Overview

Gemstar-TV Guide International, Inc. (“Gemstar-TV Guide” or the “Company”) is a media, entertainment and technology company that develops, licenses, markets and distributes products and services targeted at the video guidance and entertainment needs of consumers worldwide.

The digital age has resulted in a significant market opportunity for Gemstar-TV Guide because of the explosion of both content choices and means of video distribution. Our mission has evolved as the need for video guidance has expanded beyond simply informing consumers as to what’s on television and when. Today, consumers need more advanced tools to help them navigate through an increasingly complex media environment. Our goal is to be the leading provider of video guidance across multiple media platforms and to enable consumers to maximize their enjoyment of the diverse entertainment offerings available to them through their use of the rich data, content, and information we provide.

Our corporate vision focuses on today’s traditional media platforms, both in the U.S. and internationally, as well as on the ever expanding universe of new media platforms including broadband video, video-on-demand (“VOD”) and mobile devices. Rich in unique content and utility, our products and services are being built on the foundation of our five unique assets: our brand, data, content, intellectual property and multi-platform distribution.

Building on the unique combination of assets and strong, long-standing relationships with leading companies in the cable, satellite, telecommunications (“Telco”), consumer electronics and mobile arenas, the Company over the past couple of years has been focused on developing an enhanced cross-platform guidance experience to provide consumers with the ability to find what they like, regardless of the viewing platform — and then offer them convenient means to discover more of it. To that end, we have designed a suite of next generation cross-platform guidance products and services to allow consumers to seamlessly manage their viewing options at any time, from any place and from a variety of devices in an integrated, coordinated fashion. This cross-platform suite of products and services, called “My TV Guide” offers a more personalized guidance experience for consumers, through targeted programming recommendations, remote recording capabilities, and customizable user interfaces and the ability to receive richer content and information around their favorite shows and stars. These personalized guidance solutions will enable consumers to enjoy a content-rich, integrated guidance experience as they access video entertainment on platforms ranging from traditional linear television, to the Internet and mobile devices.

In 2008, the Company plans to offer these new capabilities to distributors across cable, satellite, Telco, CE and mobile, including those deploying Gemstar-TV Guide’s i-Guide, Passport, and CE IPG product lines and is working with distributors to develop custom solutions for their customers.

We continue to focus on expanding our technology licensing business and, as a result, our customer base has grown both internationally and on emerging platforms. During 2007, we signed new multi-year licensing agreements with industry leaders worldwide. Patent license agreements were reached in the U.S. with MediaFLO USA, Inc., a wholly owned subsidiary of Qualcomm Incorporated and an industry leading mobile entertainment service; and with MobiTV, the leader in mobile and broadband entertainment services; and with Verizon for Interactive Program Guides (IPGs) and other related technology, including collaboration that will enable FiOS TV customers to remotely schedule recordings on FiOS DVRs using TV Guide listings. New international licensees included Sky Italia, the leading multi-channel video service in Italy, who has licensed our IPG patents; CZCATV, an emerging cable system operator in China’s Jiangsu province, for whom we are providing an IPG; and Loewe Opta GmbH, Metz-Werke GmbH & Co. KG and KATHREIN-Werke KG, German device manufacturers who have licensed our IPG patents in their respective televisions, recorders and set-top boxes that are deployed in Germany and throughout Europe.

In 2007, the Company grew its U.S. cable customer base for IPG products and applications by expanding its relationship with Cox Communications for Gemstar-TV Guide’s Passport IPG; and with more than 60 other cable system operators including Mediacom Communications and Insight Communications for our Listings2Go online television guide application.

In mid-2007, the Company announced that it reached agreements with several multi-channel video providers to collaborate on My TV Guide services. Specifically, TVGuide.com will offer remote recording services available from Verizon’s FiOS TV service, EchoStar Communications and DIRECTV. The remote recording capability will also be offered to TV Guide’s IPG affiliates as part of the A26 i-Guide release, currently planned for 2008 availability.

Gemstar-TV Guide IPG technology increased its penetration around the world through licensing of patents and porting of its IPG software to digital set-top boxes, digital video recorders and digital television devices. By the end of 2007, nearly 61 million domestic and 15 million international digital subscribers were licensees of the Company’s technology, an increase of nearly 30% versus the prior year. Additionally, the Company’s mobile business in Japan, known as G-GUIDE, reached over 21 million registered users at year end, double the previous year’s number.

The Company also recently signed the first customers for two of its new CE IPG products. “TV Guide Daily” was embedded by Mitsubishi Digital Electronics America, into select digital televisions in its portfolio in the U.S. market. “Data Loader”, a full featured, full-scale version of the Company’s CE IPG which allows original equipment manufacturers to customize their Graphical User Interface for a distinctive on screen guide look and feel, was embedded by Polaroid Labs into its media hub.

We believe we have the largest worldwide patent portfolio within the video guidance arena. We have developed an extensive portfolio of intellectual property related primarily to video guidance with over 300 issued patents and 450 pending applications in the U.S., over 550 issued patents and 100 pending applications in Europe and over 300 issued patents and over 300 pending applications in Asia/South Pacific. Our portfolio is the product of substantial and early innovation in the field of electronic and interactive program guides, and it continues to expand based on our ongoing investment and focus on research and development and innovation in the video guidance area.

The Company continued to invest in operational infrastructure, including the creation and optimization of a set of centralized resources and systems, to ensure that our corporate vision can be pursued as effectively as possible. In 2007, the Company completed the initial phase of a project to modernize its extensive TV show listings database into an interactive, automated content management system featuring not only rich listing data, but also video, audio, photographic and editorial content. This content infrastructure will be the backbone for many future initiatives, including the My TV Guide initiative. The final phase of this project is expected to be completed by the fourth quarter of 2008.

The Company has been revitalizing the TV Guide brand. To that end, during 2007, the Company ran a major national TV and online brand marketing campaign during the Fall TV season to elevate awareness of the brand and to drive greater consideration and usage of TV Guide products. Several other important brand awareness and sampling initiatives were undertaken including high-profile tour sponsorships related to top entertainment shows on television such as the American Idols Live! Tour 2007 and the 2007 Dancing with the Stars Winter Tour.

In 2007, the Company broke new ground in providing online users a navigation and search tool to discover the best of professionally produced online video throughout the Web with the introduction of TVGuide.com’s Online Video Guide. Additionally, the Company increased its focus on delivering breaking entertainment news, deploying this initiative across TV Guide.com, TV Guide magazine and TV Guide Network.

The combined reach of the Company’s media platforms increased in 2007. As of December 31, 2007, TV Guide Network was available in 83 million Nielsen households, TV Guide SPOT was available in more than 30 million digital cable households and TV Guide Broadband expanded its distribution relationships with a variety of broadband media Web portals. TVG Network, the Company’s horseracing network, expanded its distribution to over 29 million domestic households, and reached an additional 19 million households internationally through distribution partnerships. TVGuide.com averaged 4.5 million unique users per month, an increase of 46% versus 2006. TV Guide magazine total paid weekly circulation averaged 3.3 million and had an estimated readership of over 20 million weekly. The magazine succeeded in accelerating its financial turn-around ahead of plan in 2007, while continuing to improve and refine its editorial, build its advertiser base and improve the quality of its subscriber file.

In March 2007, the Company acquired Aptiv Digital, a privately-held California-based IPG engineering and products company that provides software solutions for television set-top boxes. Aptiv’s world-class products, services and capabilities extend the Company’s ability to provide leading edge products and services in the area of video guidance across multiple platforms, both here in the United States and abroad.

In July 2007, the Company announced that it would explore strategic alternatives intended to maximize shareholder value. This review culminated on December 6, 2007, when the Company’s Board of Directors unanimously approved an agreement for the Company to be acquired by Macrovision Corporation, a NASDAQ listed company, in a cash and stock transaction.

Macrovision Corporation (“Macrovision”) is a global leader in protection, enablement and distribution solutions that empower consumers to discover, acquire, manage and enjoy digital content. Gemstar-TV Guide is a global leader in video and entertainment guidance with products and services that deliver rich data and information to consumers over multiple media platforms. The combined company is expected to be a leading enabler of the digital home entertainment experience and well-positioned to benefit from emerging opportunities across this exciting landscape. A joint proxy statement/prospectus on Form S-4

(333-148825) describing the transaction was filed by Macrovision Solutions Corporation, the acquirer in the proposed transaction, on January 23, 2008 with the Securities and Exchange Commission. The transaction requires, among other customary closing conditions, approval by two-thirds of the outstanding shares of the Company’s common stock, and a majority of the shares of Macrovision common stock. News Corporation, which owns approximately 41% of the Company’s common stock, has agreed to vote in favor of the proposed transaction, subject to the terms of a voting agreement. On January 11, 2008, the Federal Trade Commission and the Department of Justice granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, which ends the U.S. government’s antitrust review of the transaction. The shareholder vote is anticipated to take place early in the second quarter of 2008.

Business Segments

The Company presents its business units to its chief operating decision maker in three reportable segments—Guidance Technology and Solutions, Media Networks and Publishing. In addition, the Company also has Cross Platform Costs which includes certain company-wide expenditures. See Note 12 – Segment and Geographical Information of the Notes to the Consolidated Financial Statements for financial information regarding segment reporting.

Guidance Technology and Solutions

Our Guidance Technology and Solutions Segment consists primarily of (i) IPG Patent Licensing to third party guide developers such as multi-channel video service (cable, satellite and IPTV) providers; consumer electronics (“CE”) manufacturers; set-top box manufacturers; and interactive television software and program guide providers in the online, personal computer and mobile phone businesses, (ii) Company-developed IPG Products and Services provided for multi-channel video service providers and CE manufacturers, and (iii) video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Japan (collectively referred to as “VCR Plus+”). This segment also includes TV Guide Data Solutions and TV Guide Mobile Entertainment.

IPG Patent Licensing and IPG Products and Services

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

Our multi-channel video service provider licensees either deploy IPGs provided by the Company or, pursuant to an IPG patent license, their own IPG or a third party IPG. For those service providers that distribute one of our IPGs, we also offer them operational support, content and data. Our IPGs allow service providers to customize certain elements of the IPGs for their subscribers and also allow these providers to upgrade over time the features and services they can offer to their subscribers. Our IPGs are compatible with service providers’ subscription management, pay-per-view and VOD services. Our IPGs also allow service providers to provide their viewers with current and future program information. We currently offer two different IPGs marketed to service providers under the i-Guide and Passport brands.

We have agreements with the majority of the domestic multi-channel video service providers, including Charter Communications, Comcast Corporation (“Comcast”), Cox Communications, Time Warner Cable, Verizon, DirecTV and EchoStar Communications Corporation. We also have license agreements with certain international multi-channel video service providers including British Sky Broadcasting Group plc, Sky Italia S.r.l. and Shaw Communications. The majority of subscribers for which we are paid a license fee are receiving an IPG pursuant to a patent license between us and the service provider.

The Company and Comcast have a joint venture, Guideworks LLC (“Guideworks”), to develop IPGs for the cable industry. We own 49% of the joint venture and Comcast owns 51%, with Comcast serving as the managing member. Comcast has the right to use the joint development products in connection with products and services Comcast offers across its digital subscriber base. We have the exclusive right to distribute the joint development products in connection with products and services we offer to other multi-channel video service providers.

Our wholly owned subsidiary Aptiv Digital Inc. (“Aptiv”) develops, supports, and maintains the Passport IPG for multi-channel video service providers in the United States, Canada, and Latin America. The Passport IPG is our most widely distributed IPG offering in the Latin American market.

Our CE manufacturer licensees include Hitachi, JVC, LG, Panasonic, Mitsubishi, Motorola, Philips, Pioneer, Samsung, Scientific-Atlanta, Sharp, Sony, TiVo, Toshiba and others. Generally, our agreements enable our licensees to incorporate an IPG provided by the Company and / or utilize our IPG patents in specified products in certain territories. We generally receive license fees based on the number of units produced and shipped that incorporate our IPG or a licensed third party IPG. We have also entered into agreements with certain licensees that enable them to ship an unlimited number of units provided they pay us a specified flat fee. We generally do not receive a license fee on set-top boxes that are manufactured by our CE licensees for a multi-channel video service provider where that service provider has also licensed our IPG technology.

We currently offer multiple IPGs to the CE industry, including those marketed under the G-GUIDE brand in Japan, the GUIDE Plus+ brand in Europe and the TV Guide On Screen brand in North America. These IPGs are generally incorporated in mid-to high-end plasma, DLP and LCD televisions and DVD hard drive recorder based products. Our IPGs generally deliver continuously updated multi-day program listings to users, regardless of whether they receive their television signal via cable or over-the-air broadcast. Our CE IPGs require no subscription or special data input connection.

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

In Japan, Interactive Program Guide Inc. (“IPG JV”) is our joint venture with Dentsu Inc. and Tokyo News Service Limited that is the exclusive provider of program listings and advertising for our IPGs marketed under the G-GUIDE brand. We own 46.25% of the outstanding shares of the IPG JV and have certain contractual rights with respect to the ongoing management of the IPG JV. We also retain the right to license our technology and intellectual property to third parties in Japan who will receive program listings and advertising from the IPG JV, and we retain all rights to the revenue from such licenses. We have entered into licensing agreements with CE manufacturers and other third parties for televisions, digital recorders, personal computers and cell phones that are enabled to receive the G-GUIDE service.

Our IPGs, except Passport IPGs, also feature advertising. Advertisers place ads through a variety of display formats incorporated into the guide screens. Advertisements can display additional text information and/or ad copy when clicked on via the remote control. Ads for television programming can link directly to a TV channel or allow consumers to program a recording or a reminder. Advertisers can target specific audiences by airing ads at certain times of the day, or target by viewers’ programming preferences (e.g., movies, sports or children) in the respective search screens of the IPG. Multi-channel video service providers and CE manufacturers who have a patent license from us are not required to provide advertising in their IPG. However, our agreements with domestic multi-channel video service providers generally require the sharing of advertising revenue if IPG advertising is provided.

We have also licensed our IPG patents to certain online businesses. Our online IPG patent licensees include MeeVee, TitanTV and Yahoo!, among others. We generally receive either license fees based on the number of unique users that view an IPG on our licensees’ websites or a flat fee to license our IPG patents for a specified time period.

IPG Patent Licensing revenues accounted for approximately 27%, 21% and 15% of our consolidated revenues in the years ended December 31, 2007, 2006 and 2005, respectively. IPG Products and Services revenues accounted for approximately 12%, 10% and 7% of our consolidated revenues in the years ended December 31, 2007, 2006 and 2005, respectively.

VCR Plus+

Our VCR Plus+ (ShowView/Video Plus+ in Europe and G-Code in Asia) technology is an industry standard for setting the recording of television programming and is adopted by virtually every major consumer electronics manufacturer. VCR Plus+ is offered internationally in 27 countries. It is incorporated into VCRs and digital devices such as DVD recorders and DVD hard drive recorder based products. VCR Plus+ enables consumers to record a television program by simply using a proprietary one to eight-digit PlusCode number.

PlusCode numbers are generated through a patented process developed by us and are printed next to television listings in over 1,300 newspapers and program guides worldwide. The PlusCode numbers are found in publications with a combined circulation of over 240 million, including the Washington Post, the Los Angeles Times, the Asahi Shimbun (Japan), the Sun (U.K.), the Daily Mirror (U.K.) and the Oriental Daily News (Hong Kong). In North America, we pay an agency to manage, collect and remit payments from owners of newspapers and magazines that publish our PlusCode numbers. We also license our PlusCode numbers to a data company that bundles the codes with other data sold to owners of newspapers and magazines. In Europe we use agencies and also directly manage and collect the fees under our PlusCode publication contracts. In Japan, the sale of PlusCode numbers is handled by an unrelated third-party company. For the rest of Asia, Australia and New Zealand we directly manage and collect our publication fees.

Our VCR Plus+ and IPG Patent and Product licensing businesses experience fluctuations due to the seasonality of CE product shipments, which tend to be highest in the fourth calendar quarter. We recognize revenues associated with our technology incorporated in these CE products when the shipments are reported to us, which is normally the quarter immediately following that of actual shipment by the licensee. In addition, manufacturer shipments vary from quarter to quarter depending on a number of factors, including retail inventory levels and retail promotional activities. As a result, we may experience variability in our licensing revenues on a quarterly or annual basis.

TV Guide Data Solutions

TV Guide Data Solutions is a provider of North American television guidance information data, servicing all types of media and other business customers through print, on-screen through IPGs, as well as online products. TV Guide Data Solutions provides data services to our IPGs, TV Guide Network, tvguide.com and TV Guide Mobile Entertainment. Our clients also include PBS.org, Insight Communications, Yahoo! and Comcast Cable. We currently provide listings data for over 13,000 broadcast and cable channel lineups in the United States and Canada. TV Guide Data Solutions’ base of information includes unique data on 170,000 movies, over a million TV series episodes, and searchable data on every TV show produced since 1960.

TV Guide Mobile Entertainment

TV Guide Mobile Entertainment provides TV listings products – both what’s on at home and what’s on Mobile TV – formatted and optimized for mobile phones and portable media players. TV Guide Mobile’s home TV listings products are offered through leading U.S. operators on a premium monthly subscription or ad supported basis and provide localized program line ups and schedules packaged as a downloadable application and a mobile web site. The TV Guide Mobile Electronic Service Guide is an on-screen interactive program guide that will be licensed to Mobile TV service providers and will provide guidance about video programming available for viewing on mobile phones. TV Guide Mobile also creates and distributes made-for-mobile video programming available through Verizon’s VCAST service.

Media Networks

Our Media Networks Segment includes the operations of TV Guide Network, TVG Network (“TVG”), Online Networks, TV Guide Broadband and TV Guide SPOT.

TV Guide Network

TV Guide Network offers entertainment and television guidance-related programming as well as localized program listings and descriptions primarily in the United States. TV Guide Network is typically included in a basic or expanded basic viewing package offered by television programming distributors to their subscribers, and is usually available in both analog and digital channel lineups. Subscribers do not need additional equipment to receive the network. In cable television homes, the screen for TV Guide Network is divided into two components which provide viewers an entertaining and easy guide to what’s on TV. The lower portion of the screen contains a scrolling program guide, which is color-coded by genre and displays updated local program listings information. This customized text portion of the screen contains viewing times, channel numbers, network identification, program titles, weather, movie descriptions, program ratings and ordering instructions for pay-per-view and, where available, video on demand (“VOD”) services, for over 2,500 unique channel lineups in the United States, Puerto Rico, and the U.S. Virgin Islands. The upper portion of the screen contains original programming dedicated to the world of television. In DBS homes, TV Guide Network’s programming is shown full-screen, without a scrolling program guide. We are currently evolving TV Guide Network into an entertainment destination that features high-quality original programming relating to the world of television, entertainment news and celebrities. We are now producing approximately 14 hours per week of new and original content from our studio in Hollywood, California and through third party producers. As of December 31, 2007, TV Guide Network was distributed to 83.3 million households as measured by Nielsen Media Research (“Nielsen”).

TV Guide Network’s viewership comes primarily from analog cable homes where scroll data is still utilized for guidance. Digital cable and DBS homes have many more channels and generally use an IPG, rather than TV Guide Network, for listing information. TV Guide Network’s overall distribution increased by approximately 3.6 million subscribers since December 31, 2006 due to an increase in digital cable and DBS homes, partially offset by a decrease in analog cable homes. As of December 31, 2007, approximately 29% of our total distribution was in analog cable households, down from approximately 38% at December 31, 2006. We believe this trend will continue as more subscribers upgrade from analog cable to digital cable, switch to DBS or IPTV and as MSOs migrate the TV Guide Network from analog to digital. We continue to invest in programming and believe this investment will lead to increased viewership from our total distribution – analog cable, digital cable and DBS households.

TV Guide Network revenues accounted for approximately 21%, 23% and 21% of our consolidated revenues in the years ended December 31, 2007, 2006 and 2005, respectively. TV Guide Network derives revenue primarily from advertising. TV Guide Network generates advertising revenue from national advertising, which runs daily from 11:00 AM to 2:00 AM, and from infomercials. In 2007 approximately 57% of our advertising revenue came from national advertising and included advertising campaigns from marquee advertisers such as Kraft, Proctor & Gamble and Unilever, among others. TV Guide Network also receives affiliate fees from multi-channel video service providers. As the majority of our affiliates are contracted under long-term agreements with increases available only for cost-of-living, our future growth is highly dependent on advertising revenue.

TVG

TVG combines live horse racing from many of the premier horse racetracks in the United States and other countries with the convenience of wagering from home via telephone, online (www.tvg.com), interactive set-top box and WAP/Internet enabled mobile devices, if in certain states. In addition to live racing, the television programming also features commentary, race analysis and interviews with the sport’s newsmakers, handicapping tutorials, and originally-produced programming for racing’s major events. TVG, which is 94.5% owned by the Company, delivers racing content and accepts state-licensed pari-mutuel account wagers on races from horse racetracks in return for a fee based on a percentage of gross pari-mutuel wagering by TVG customers.

In the United States, TVG is an exclusive marketing partner of the National Thoroughbred Racing Association and has exclusive agreements for television and interactive wagering with certain horse racetracks. TVG currently maintains wagering accounts for residents of the following states: California, Florida, Idaho, Kentucky, Louisiana, Maryland, Massachusetts, North Dakota, Ohio, Oregon, Virginia, Washington and Wyoming. Additionally, TVG manages an account wagering system in New York as an agent for Yonkers Raceway.

Youbet.com, Inc. licenses certain intellectual property and sublicenses certain audiovisual and pari-mutuel account wagering rights from TVG. Youbet.com, Inc. maintains wagering accounts for residents of certain states in which TVG does not, as well as in states that TVG currently does, offer wagering accounts. TVG is paid a royalty based upon account wagering processed by Youbet.com, Inc. from certain horse racetracks.

As of December 31, 2007, TVG was available in approximately 29.1 million U.S. households. TVG programming is also available to over 11 million households in the United Kingdom and Ireland via the United Kingdom’s leading horseracing network, At the Races, and more than 8 million households in the United Arab Emirates, Saudi Arabia and other markets in that region via the Dubai Sports Channel. Wagering customers in the United Kingdom and Ireland can wager on horseracing through The Racing Network International (“TRNI”). TVG is paid a royalty based upon account wagering processed by TRNI from certain U.S. horse racetracks. In addition, TVG is also carried on Fox Sports Net in approximately 7 million Southern California homes for two hours or more, five days a week.

Future growth in the business will depend on the legislative and regulatory environment on both Federal and state levels, the continued expansion of its distribution worldwide and the integration of interactive wagering technologies for online and interactive television applications. TVG experiences fluctuations in gaming and licensing revenue due to the seasonal nature of horse racing. TVG’s wagering and licensing revenue tend to be highest during the second and third quarter.

Online Networks

Online Networks is comprised of five entertainment websites, led by tvguide.com, which feature a combination of entertainment news, video programming, celebrity information, localized channel listings, editorial guidance, community features and search features. The tvguide.com search engine provides consumers with a comprehensive experience by integrating online video with the breadth and depth of TV Guide’s database of listings, show and episode descriptions, news, reviews, ratings, user blogs, groups, message boards, photos, TV Guide magazine covers, and other contextual information; as well as video clips from TV Guide Network and certain third party networks. Additionally, the recently launched Online Video Guide allows users to search and access the best professionally produced video content on the Web. According to Nielsen/Net Ratings, our Online Networks (tvguide.com, jumptheshark.com, tv-now.com, tvshowsondvd.com and fansofrealitytv.com) averaged 5.0 million unduplicated unique users per month for the year ended December 31, 2007, which includes an average of 4.5 million unique users per month at tvguide.com.

Online Networks generates the majority of its revenues from advertising, which has grown steadily over the past three years from $7.9 million in 2005, to $10.1 million in 2006, and $12.9 million in 2007. Online Networks is also a source of new subscription orders for TV Guide magazine.

TV Guide Broadband and TV Guide SPOT

TV Guide Broadband and TV Guide SPOT are advertiser supported, video-on-demand services featuring short-form, originally-produced entertainment programs that guide consumers to the most compelling fare on TV each week. TV Guide Broadband is available on tvguide.com and is also distributed on major video portals such as AOL Video, Veoh, BrightCove and Google Video. TV Guide SPOT is now available to approximately 30.6 million digital cable subscribers and to subscribers with stand-alone TiVo set-top boxes.

Publishing

Our Publishing Segment consists primarily of TV Guide Magazine.

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

TV Guide magazine’s weekly content includes TV-related news, feature stories, celebrity photos, behind-the-scenes coverage, reviews and recommendations and national television listings. TV Guide magazine is family-focused and primarily targets women readers ages 30 to 54. The magazine is published as one national edition, with either an Eastern/Central or a Mountain/Pacific time-zone listings. During 2007, the regular newsstand cover price was $2.49.

TV Guide magazine’s rate base, the volume of circulation guaranteed to advertisers, was 3.2 million as of December 31, 2007, 2006 and 2005. TV Guide magazine’s circulation is primarily from subscriptions. In 2007, TV Guide magazine’s average weekly circulation was approximately 3.3 million, including an average of 225,000 units from single copy newsstand sales. TV Guide magazine’s total weekly readership, according to Mediamark Research Inc.’s fall 2007 study, is approximately 20 million.

TV Guide magazine sells advertising principally through an internal advertising sales force. We receive advertising revenue from both program and conventional advertisers. In 2007, TV Guide magazine attracted advertising campaigns from such marquee advertisers as Toyota, Proctor & Gamble and each of the major broadcast networks, among others.

TV Guide magazine revenues accounted for approximately 23%, 26% and 38% of our consolidated revenues in the years ended December 31, 2007, 2006 and 2005, respectively. Future TV Guide magazine revenue growth will be highly dependent on our ability to increase advertising revenue.

The printing of TV Guide magazine is outsourced to three independent commercial printers with facilities located in four locations throughout the United States. We believe there is an adequate supply of alternative printing services available to publish the magazine at competitive prices should the need arise. The principal raw material used in the publication of the magazine is paper. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions. We do not hedge against increases in paper costs. Postage for product distribution, billings, renewals, and direct mail solicitations is also a significant expense to TV Guide magazine. TV Guide magazine uses Comag Marketing Group to manage newsstand distribution through a limited number of wholesalers that service a vast network of retail chains. TV Guide magazine has also outsourced its subscription fulfillment and customer service operations to Communications Data Services (CDS), beginning in October 2007.

Cross Platform Costs

Cross Platform Costs includes costs related to the Company’s product development and technology group and corporate marketing expenditures, as well as corporate management, finance, legal, information technology, human resources and related expenses such as certain litigation and insurance costs. The product development and technology group focuses on developing next generation guidance products and services, such as My TV Guide, that will be offered across many of our business units. Corporate marketing is primarily focused on cross-platform marketing initiatives to drive greater usage of our products and elevate our brand.

Intellectual Property Rights and Proprietary Information

We operate in an industry in which innovation, investment in new ideas and protection of intellectual property rights are critical for success. We protect our innovations and inventions via a variety of means, including but not limited to applying for patent protection internationally and domestically. We believe we have the world’s most extensive portfolio of intellectual property in the area of video guidance, which broadly covers fundamental advances related to IPG information delivery, storage, retrieval, advertising, two-way interaction, electronic commerce, and related user interfaces, including those relevant to online and interactive television services.

Our technology and intellectual properties have been licensed to multi-channel video service providers; CE manufacturers; interactive television software and program guide providers in the online, personal computer and mobile phone businesses. We currently market IPGs under various brands including TV Guide On Screen, GUIDE Plus+, G-GUIDE, Passport and i-Guide. We currently have over 300 issued U.S. patents in the general area of audio-visual technologies and over 1,000 issued foreign patents. Each of our issued patents will expire at a different time based on the particular filing date or issue date of that respective patent, with expiration dates as late as 2025. We continue to actively pursue a worldwide intellectual property program and currently have approximately 450 U.S. and 600 foreign patent applications pending.

We hold extensive trademark and service mark registrations throughout the world and have multiple trademark and service mark applications pending for a variety of marks. Marks for which we have registrations or applications to register in the United States or foreign countries include TV Guide, My TV Guide, TV Guide Interactive, TV Guide Mobile, TV Guide Network, TV Guide On Screen, (GUIDE Plus+ in Europe and G-GUIDE in Asia), Passport, VCR Plus+ (VIDEO Plus+, ShowView and G-CODE in Europe and Asia), PlusCode, Gemstar, TV Guide Online and TVG.

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

Improvements in software porting and in software substitutability, together with government mandated introduction of an Open Cable Applications Platform, will increasingly permit the creation of new guides and their quick placement in set-top boxes—both those purchased or leased from multi-channel video service providers and those purchased at retail.

Many of our competitors and other companies and individuals have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by us. We are currently developing a variety of enhancements to our IPGs. We cannot assure that any enhancements developed by us would not be found to infringe patents that are currently held or may be issued to others. There can be no assurance that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. This could have an effect on our ability to compete in the IPG marketplace.

VCR Plus+ System

We are not aware of any product or service other than the VCR Plus+ system that allows the user to program a VCR by entering a numerical code. However, several products and services on the market offer other simplified VCR programming functions and thus compete with the VCR Plus+ system. Such products and services include on-screen program guides incorporating point-and-click recording capability. In addition, some products, such as DVRs, permit consumers to record programs directly from air, cable or satellite for later viewing through the use of memory chips and hard disk drives contained in the devices. Worldwide shipments of VCRs has declined and is expected to continue to decline as VCRs are replaced by digital recording devices such as DVD recorders and DVRs. The VCR Plus+ system is incorporated into some of these digital recording devices, notably low-priced DVD recorders and DVRs. However, to the extent that IPGs with recording capability are widely adopted, such guides may reduce the need for VCR Plus+. Additionally, electronic, interactive and online programming guides compete with the printed television guides and may adversely affect our PlusCode number coverage.

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

TV Guide Network

TV Guide Network’s viewership comes primarily from analog cable homes, where scroll data is still utilized for guidance. In DBS and digital cable households, which have many more channels and generally use an IPG for listings information, there has historically been little viewership. We continue to invest in original programming, including programming revolving around various entertainment awards shows. We believe, by focusing on programming celebrating television we can draw an audience beyond those that currently tune in solely for television program listings. This means we will compete with general entertainment channels for television viewership and marketers’ advertising spend. Our future success in DBS and digital households is dependent on programming success.

TV Guide Network also competes with other networks for limited analog cable television system channel slots. The competition for channel space has increased, and we believe will continue to increase as programming distributors increase deployment of advanced digital services such as high definition (“HD”) television, voice over Internet protocol (“VoIP”) and video-on-demand.

As a source of listing information, TV Guide Network has the following primary sources of competition: television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; and electronic, interactive and online programming guides; including our own interactive and Internet program listings guide services. TV Guide Network also faces competition from cable television operators who may wish to launch their own programming guide channels.

Online Networks

Online Networks competes with general entertainment Web sites for visitors. Online Networks also competes with general entertainment Web sites and other forms of media for marketers’ advertising spend. Certain initiatives, including our television focused search engine, competes with established online search providers who may have an inherent advantage in terms of their online brand recognition and current traffic.

As a source of listing information, Online Networks has the following primary sources of competition: other programming listing services available on the Internet; electronic, interactive and online programming guides, including our own interactive program guide, television listings included in local and national newspapers, as well as free supplements in Sunday newspapers, niche cable-guide publications and our own TV Guide magazine.

TVG

TVG has competitors in television and pari-mutuel account wagering. In the national television area, TVG competes with HRTV, a subsidiary of Magna Entertainment Corporation (“MEC”) and Churchill Downs Incorporated (“CDI”), the two

largest owners of horse racetracks in the United States. In the area of pari-mutuel account wagering, TVG’s primary competitors are Xpressbet, a subsidiary of MEC, TwinSpires.com, a subsidiary of CDI, Youbet.com, Inc. and various offshore entities. TVG is party to an agreement with Youbet.com, Inc. pursuant to which it receives royalties in exchange for licenses to certain of its intellectual property and sublicenses to certain of its audiovisual and pari-mutuel account wagering rights for content from various horse racetracks. MEC and CDI also have a joint venture, TrackNet Media Group, that competes for racetrack content rights with TVG. While we believe that TVG is in a strong competitive position with its television distribution agreements, intellectual property portfolio and racetrack content agreements, there may be competitors with additional strengths that are unknown to us.

In addition, TVG competes with other networks for bandwidth on cable television systems. The competition for channel space has increased, and we believe will continue to increase as programming distributors increase deployment of advanced digital services such as high definition (“HD”) television, voice over Internet protocol (“VoIP”) and video-on-demand.

Research and Development

The market for our products and services is subject to rapid and significant changes in technology and frequent new service and product introductions. We believe that one of the keys to our future success will be our ability to develop new technologies, enhance our existing technologies and to introduce products and services using such new technologies on a competitive basis. Accordingly, we will continue to engage in significant research and development activities. Consolidated research and development expenses in 2007, 2006 and 2005 were $42.1 million, $32.1 million and $33.1 million, respectively. Research and development expenses are primarily recorded in our Guidance Technology and Solutions Segment and Cross Platform Costs. The Cross Platform Costs includes research and development expenses related to our product development and technology group. Our product development and technology group focuses on developing next generation guidance products and services that will be offered by many of our business units. Research and development efforts in our Guidance Technology and Solutions Segment focus on enhancing our IPGs. Research and development activities in Guidance Technology and Solutions includes our 49% share of Guideworks’ research and development expenses (See Note 1 to the Consolidated Financial Statements) as well as research and development activities at Aptiv (acquired in March 2007). The increase in research and development expenses in 2007, as compared to 2006, is primarily due to the acquisition of Aptiv and an increase in research and development expenses in our product development and technology group.

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

VBI and Digital Data Carriage Matters

We use the VBI, or vertical blanking interval, in the analog television signals of the local affiliates of major broadcast networks such as PBS (through National Datacast), ABC, CBS, NBC, Fox to supply updates throughout the day of program listing information to our TV Guide On Screen and GUIDE Plus+ branded consumer electronics devices in the United States. We have an agreement with CBS Corporation (“CBS”) which allows for the distribution of our CE IPG data over the digital broadcast signals of both CBS owned and operated stations and participating CBS affiliates, following the installation of necessary equipment. We are in the process of securing the participation of additional CBS affiliates in order to reach additional homes. The FCC has ruled that it is within the discretion of a cable MSO to retransmit or strip out data transmitted in the VBI lines of broadcast stations carried on that MSO’s system. We have agreements with MSOs which provide for carriage of our program listing information in either the VBI or within the digital signal of broadcast television stations.

Digital-to-Analog Converter Box Coupon Program

Full-power televisions stations must cease analog broadcasting by February 18, 2009 pursuant to the Digital Television Transition and Public Safety Act of 2005 (“Act”). To assist consumers wishing to receive broadcast programming over the air using analog-only televisions after this date, the Act authorizes the National Telecommunications and Information Administration (“NTIA”) to implement a digital-to-analog converter box coupon program. Under the program, eligible consumers may obtain coupons that can be applied towards the purchase of digital-to-analog converter boxes. At the request of the Company, NTIA in 2007, adopted regulations permitting eligible converter boxes to contain hardware and software necessary for the continued functionality of our IPGs in analog consumer electronic devices. We have an agreement with a converter box manufacturer that, if the manufacturer produces boxes, it must incorporate hardware and software necessary for the continued functionality of our IPGs. We are currently in discussions with this company regarding the manufacture of eligible converter boxes.

Compatibility Between Cable Systems and Consumer Electronic Equipment

The FCC has been working for over a decade to implement a congressional mandate that it create a competitive market for cable television set-top boxes and other devices to access video programming on cable systems (“navigation devices”). To meet its statutory obligation without compromising the security of video services, the Commission required cable systems to make available a security element (now known as a CableCARD) separate from the basic navigation device needed to access video program channels. In 2003, the FCC adopted regulations implementing an agreement between cable television system operators and consumer electronics manufacturers to facilitate the retail availability of so-called “plug and play” devices that utilize unidirectional CableCARDs, including digital televisions and other digital devices that enable subscribers to access cable television programming without the need for a set-top box (but without the ability for consumers to use interactive content). The parties continue to negotiate a bi-directional “plug and play” agreement, which would permit subscribers to utilize interactive and other two-way services without the need for a set-top box. Disappointed in their progress, the FCC sought comment in June of 2007 on whether it should intercede to facilitate the deployment of interactive devices.

In an effort to ensure that cable operators adequately support CableCARDs, FCC regulations also prohibit multi-channel video service providers (except DBS providers) from deploying after July 1, 2007 navigation devices with combined security and non-security functions (the “integration ban”). To level the playing field, both cable operators and consumer electronics manufacturers are required to use the same security solution. The integration ban could stimulate the development of a retail market for navigation devices that can be used in any cable system through which consumers receive video programming. The Commission granted a number of requests for waiver of the integration ban, and denied several petitions for waivers or deferrals. Certain parties have asked the United States Court of Appeals for the District of Columbia Circuit to review the FCC’s denials.

Further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices, and set-top boxes, all of which could affect demand for IPGs incorporated in set-top boxes or CE devices.

Pari-Mutuel Wagering

TVG derives a substantial portion of its revenue from pari-mutuel wagering, which is subject to extensive statutory and regulatory oversight. As such, the gaming activities of TVG are extensively regulated. TVG’s pari-mutuel account wagering operations are located in Oregon and operated pursuant to a license granted by the Oregon Racing Commission. Operations must be in compliance with Oregon law and regulations. Additionally, TVG is licensed and regulated in several other jurisdictions, including California. TVG must also comply with the applicable provisions of the Federal Interstate Horseracing Act (15 U.S.C. Sections 3001 – 3007). Adverse changes in the political climate, new legislation or regulatory activity could harm our business. Members of Congress and state legislatures frequently introduce bills that would prohibit or severely restrict off-track interstate pari-mutuel wagering. The enactment of any such legislation at the federal level, or in any state from which we derive significant wagering revenues, could have a material adverse impact on our business. Congress recently passed legislation which prohibits the use of various electronic payment methods and systems in connection with illegal Internet-based wagering activities. While this recently enacted legislation is not intended to impact advance deposit wagering on horse racing as conducted by TVG, there is a risk that further legislation or regulations could be enacted or promulgated that could adversely affect the business, operations or prospects of our TVG business. In addition, from time to time, payment systems have, on behalf of their member financial institutions, taken actions to limit the use of credit cards and debit cards for non face-to-face gaming transactions as a means of combating illegal Internet-based gambling operations and may do so in the future in response to additional regulatory burdens. Although such efforts to restrict payment mechanisms may not be intended to restrict the lawful activity of licensed operations such as TVG, the resulting inconvenience to our customers caused by such measures could harm our business or growth prospects.

Geographical Information

Information regarding our operations by geographical area is contained in Note 12, “Segment and Geographical Information,” to the Consolidated Financial Statements.

Employees

As of December 31, 2007, we employed 1,590 full and part-time individuals, of whom 167 were employed outside the United States.

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

Our entry into a merger agreement with Macrovision Corporation may have adverse impacts.

On December 6, 2007, we entered into a definitive merger agreement with Macrovision. Consummation of the merger is subject to customary closing conditions and approval by our stockholders and the stockholders of Macrovision. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as provided for under the merger agreement, or at all. We face risks and uncertainties due both to the pendency of the merger as well as the potential failure to consummate the merger:

•	We may not realize any or all of the potential benefits of the merger, including any synergies that could result from combining the resources of Gemstar-TV Guide and Macrovision;

•	We will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger even if it is not consummated;

•	Under some circumstances, we may have to pay a termination fee to Macrovision in the amount of either $27.7 million or $55.4 million;

•

The pendency of the merger could have an adverse impact on the Company’s relationships with employees, customers and suppliers, and prospective customers or other third parties may delay or decline entering into agreements with us as a result of the announcement of the proposed merger; and

•	The attention of our management and employees may be diverted from day-to-day operations.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price. For more risks and uncertainties associated with the merger with Macrovision, please see the section entitled “Risk Factors” in the Registration Statement on Form S-4 (SEC File No. 333-148825) filed by Macrovision Solutions Corporation on January 23, 2008, and any changes or updates to such Risk Factors at the time such Registration Statement is declared effective by the Securities and Exchange Commission.

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

Labor disputes in the entertainment industry may adversely impact certain of our businesses.

Labor disputes involving one or more of the unions involved in the production of television or film programming, including the recent work stoppage by the Writers Guild of America, could result in reduced revenues for, or otherwise adversely impact, certain of our businesses. The adverse impacts of such disputes, even if they are resolved between the parties, may be direct or indirect. The potential impacts on our businesses could include reduced program promotion advertising in or on TV Guide magazine, TV Guide Network or Online Networks, the cancellation of awards shows or events we would otherwise cover, or a general decline in the public’s interest in television or entertainment. The longer and more extensive any such labor dispute is, there is an increased likelihood that our businesses will be adversely impacted.

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

Patents of third parties may have an important bearing on our ability to offer some of our products and services. Many of our competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services we plan to offer. We may not be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, in the United States, patent applications are generally confidential for a period of 18 months from the filing date, or until a patent is issued in some cases, so we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications prior to their publication. If one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others and whether the licenses would be available or, if available, whether we would be able to obtain the licenses on commercially reasonable terms. If we were unable to obtain the licenses, we might not be able to redesign our products or services to avoid infringement. Furthermore, we provide indemnification protection to some of our IPG licensees under which we may be obligated to indemnify those licensees and hold them harmless from some claims, including claims that our or their products or services infringe other parties’ patents. The Company’s indemnification obligations are typically limited based upon the amounts paid to the Company by the licensee under the license agreement; however, some license agreements, including those with our largest MSO and DBS providers, do not specify a limit on amounts that may be payable under the indemnity arrangements. Certain of the Company’s large MSO and DBS licensees have received notices of pending or threatened patent claims from Finisar (see Note 6 to the Consolidated Financial Statements). Furthermore, the costs of investigating, defending or remedying alleged infringement and/or related indemnification claims could be substantial and could have a material adverse effect on our financial condition or results of operations.

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

In anticipation of the FCC mandate of 100% digital transmission in the United States, which takes effect in 2009, we recently entered into a long-term IPG data distribution and advertising agreement with CBS Corporation, which will allow for the distribution of our CE IPG data in the United States over the digital broadcast signals of both CBS owned and operated stations and participating affiliates following the installation of necessary equipment. We are in the process of securing the participation of additional CBS affiliates, but have not yet reached agreements with a sufficient number of affiliate stations for the entire amount of coverage we need. We also rely on other arrangements in the United States, which are not long-term, with other broadcasters for secondary carriage of our IPG data to CE devices. We cannot assure you that we will be able to successfully renew or extend any of our existing carriage arrangements when they expire, or that renewals will be on terms that are as favorable to the Company as the arrangements currently in effect. Our inability to renew the existing arrangements on terms that are favorable to the Company, or enter into alternative arrangements that allow us to effectively transmit our IPG data to CE devices could have a material adverse effect on our CE IPG business.

Our IPG data to CE devices broadcast through the VBI can be, and has been in the past in some markets, deleted or modified by some of the local service providers. Widespread deletion or modification of this data by service providers could have a material adverse impact on our CE IPG business. To mitigate this risk in the United States, we have entered into agreements with many service providers to ensure that our IPG data to CE devices will not be deleted or modified by such systems. Additionally, cable companies in the United States are progressively moving their systems from an analog format to a digital format, which poses certain problems to the passage of our IPG data to CE devices carried in their signals. Solving such problems will require the cooperation of third parties such as the MSOs and hardware manufacturers, and may also require additional investment by the Company. Furthermore, in order for CE devices that incorporate our IPG to receive our data, such data must also be able to pass through any receivers through which such CE devices are receiving television programming signals. Even if our IPG data is passed to cable subscribers through cable networks by the service providers, there is a risk that the cable set-top boxes deployed by such subscribers can impede the passage of our IPG data to CE devices. Widespread impedance of our IPG data to CE devices in any of the manners set forth above could have a material adverse impact on our CE IPG business.

We are currently making significant investments in the United States, Europe and Japan to build the capability to provide our program listings information via digital broadcast signals to support the next generation of products from our manufacturing partners. This involves in some cases deploying equipment to aggregate and insert listings data, and securing bandwidth in digital broadcast streams to deliver that data. If we are unable to complete this digital delivery build-out in each of our regions in time to meet the planned deployment of the next generation of digital broadcast reliant CE devices, this could have a material adverse impact on our CE IPG business.

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

Our results may be affected by the outcome of pending and future litigation and the protection and validity of our patents and other intellectual property rights. Our patents and other intellectual property rights are important competitive tools and many generate income under license agreements. We cannot assure you that our intellectual property rights will not be challenged, invalidated or circumvented in the United States or abroad. Unfavorable rulings in our legal proceedings, including those described in Note 10, “Litigation and Other Contingencies,” to the condensed consolidated financial statements, may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

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

Although we have implemented a disaster recovery program, a disaster could nevertheless damage our operations.

We have implemented a disaster recovery or business continuity program as part of a phased implementation of a more comprehensive and responsive recovery capability. While the plan provides recoverability for our critical operations, the system is not yet comprehensive as it relates to all of our production, publishing and transmission operations. In the event of a catastrophic disruption, there remain some single points of failure or delays in timely recovery of or within our processes and technology that would cause us to lose, or cause an undue delay in, our ability to provide transmission or publishing capabilities. In that event, we would have to operate at reduced service levels that could have a material adverse effect on our relationships with our customers, our revenue generation and our brand.

News Corporation’s interests may diverge from those of other stockholders and the Company.

News Corporation has significant influence over our business because of its beneficial ownership of our common stock and the number of its executives who serve on our Board of Directors. There can be no assurance that its interests are aligned with that of our other stockholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from those of other stockholders and of the Company itself. If News Corporation were to sell, or otherwise transfer, all or a large percentage of its holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities. In addition, in the event that the pending Macrovision transaction is not completed for any reason, this concentration of ownership could delay or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The following table sets forth the location, approximate square footage, use, and related business segment of each of the principal properties used by the Company. We lease all of these properties under operating leases. Such leases expire at various times through 2015.

Location	Approximate Square Footage	Use	Business Segment (1)
UNITED STATES:

Hollywood, California	55,000 sq. ft.	Office	CPC/MN/GTS/Publishing

Hollywood, California	15,000 sq. ft.	Broadcast studio	MN

Burbank, California	16,000 sq. ft.	Office	GTS

Los Angeles, California	22,000 sq. ft.	Broadcast studio / Office	MN

Hollywood, California	25,000 sq. ft.	Office	MN

New York, New York	86,000 sq. ft.	Office	Publishing/ MN/ CPC

Tulsa, Oklahoma	87,000 sq. ft.	Office/Production	CPC/GTS/MN

Radnor, Pennsylvania	123,000 sq. ft	Office/Production	Publishing/ GTS

Bedford, Massachusetts	26,000 sq. ft	Office/Technical	GTS

Beaverton, Oregon	8,000 sq. ft.	Call Center	MN

Louisville, Colorado	6,000 sq. ft.	Office/Technical	MN

Chicago, Illinois	5,000 sq. ft.	Office	Publishing/ MN

Other	8,000 sq. ft.	Storage	Publishing/ GTS

INTERNATIONAL:

Kanata, Ontario, Canada	19,000 sq. ft	Office/Production	GTS

Hong Kong, China	13,000 sq. ft	Office	GTS

Luxembourg	9,000 sq. ft.	Office	GTS

Tokyo, Japan	5,000 sq. ft.	Office/Storage	GTS

Other	600 sq. ft	Office	GTS

(1)	GTS-Guidance Technology and Solutions, MN-Media Networks, CPC – Cross Platform Cots

We operate an uplink in Tulsa, Oklahoma for our TV Guide Network that allows us to monitor our signal on a real-time basis. In addition, we lease uplink station facilities in other cities as needed. Information is generally delivered to the uplink transmission station via satellite, dedicated telephone or fiber optic lines and is usually scrambled at the uplink transmission site to avoid unauthorized receipt.

We entered into a long-term capital sublease with Fox Entertainment Group, Inc. for a transponder to be used by our TV Guide Network operations. The sublease expires in 2019 and annual payments are $1.6 million per year.

ITEM 3.	LEGAL PROCEEDINGS.

In addition to the items listed below, we are a party to various legal actions, claims and proceedings incidental to our business. Except as expressly noted herein, we intend to vigorously defend or prosecute all pending legal matters.

Macrovision Transaction Litigation

Karen Zilson, et ano. v. Gemstar—TV Guide International, Inc., et al., in the Superior Court of the State of California for the County of Los Angeles. On December 7, 2007, a purported shareholder class action lawsuit was filed against the Company, News Corporation, and members of the Company’s Board of Directors. The complaint alleged that the Company is being sold to Macrovision Corporation through an unfair process and for less than its fair value. The complaint contains a cause of action for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty, and sought a declaration that the sale is unlawful, an injunction to prevent the sale from going forward, rescission to the extent that the terms of the sale have been implemented, an order that the Directors exercise their fiduciary duties to obtain a transaction in the best interest of the Company’s shareholders, and an award of attorneys’ fees, experts’ fees, costs, and other disbursements. On February 4, 2008, the plaintiffs filed a request that the Court dismiss their complaint without prejudice as to all defendants.

Martin Henkel v. Battista, et al., in the Court of Chancery of the State of Delaware. On December 17, 2007, a purported shareholder class action lawsuit was filed against the Company and members of its Board of Directors. The complaint alleges that Macrovision Corporation’s proposed acquisition of the Company is unfair to the Company’s shareholders and that the defendants agreed to accept consideration for the Company’s shares that is “substantially less” than their value. The complaint contains a cause of action for breach of fiduciary duty against the Company and members of its board of directors. On February 1, 2008, the plaintiff filed an amended complaint, adding News Corporation as a defendant and asserting a cause of action against News Corporation for aiding and abetting breach of fiduciary duty. The amended complaint also contains allegations that certain of the Company’s disclosures in connection with the proposed transaction are inadequate. The amended complaint seeks an injunction to prevent the proposed sale, rescission or rescissory damages in the event that the sale is consummated, rescission of the voting agreement in which News Corporation agreed to vote its shares in favor of the proposed transaction, an accounting of damages allegedly suffered by the Company’s shareholders, and an award of attorneys’ and experts’ fees.

SEC Matters

In the Matter of an Application for a Temporary Order Pursuant to Section 1103 of the Sarbanes-Oxley Act, Securities and Exchange Commission v. Gemstar-TV Guide International, Inc., in the United States District Court for the Central District of California. On May 5, 2003, the Securities and Exchange Commission (“SEC”) filed a proceeding pursuant to Section 1103 of the Sarbanes-Oxley Act seeking an order requiring the Company to maintain approximately $37.0 million in segregated, interest-bearing bank accounts (“1103 funds”). The Company had originally set those funds aside for payment to its former Chief Executive Officer, Mr. Henry Yuen, and its former Chief Financial Officer, Ms. Elsie Leung, in connection with the Company’s November 2002 management and corporate governance restructuring. On May 9, 2003, after a hearing, the Court ordered the Company to retain the 1103 funds in those segregated accounts, and prohibited the Company from paying any portion of those funds to its former Chief Executive Officer or its former Chief Financial Officer absent further order of the Court. Following a settlement between the Company and Ms. Leung, pursuant to which she relinquished, among other things, her claims to her portion of the 1103 funds, on June 13, 2006, the court dissolved that portion of its May 9, 2003 order pertaining to those funds (approximately $8.4 million). No further orders have been given by the Court with respect to the approximately $31.6 million of 1103 funds originally set aside for payment to Mr. Yuen. Following the recent confirmation of its arbitration award in a New York State Court (see below), the Company intends to file a petition to dissolve the Court’s order pertaining to the 1103 funds.

Claims Under the Company’s Directors and Officers Liability Insurance Policies

Gemstar-TV Guide International, Inc. v. National Union Fire Insurance Company of Pittsburgh, PA, Federal Insurance Company, et al., in the United States District Court for the Central District of California. On July 6, 2005, the Company filed a complaint against its former primary and excess directors and officers liability insurance carriers, alleging that the issuers of insurance policies, with aggregate policy limits of $50 million, for the 1999-2002 policy periods, breached their obligations under these policies by, among other things, failing to pay defense costs related to a Securities & Exchange Commission’s investigation into accounting and financial reporting, the resulting actions brought by the Securities & Exchange Commission alleging violations of the federal securities laws and various related shareholder and derivative actions. The Company’s complaint sought declaratory relief, monetary damages plus interest, attorneys’ fees and costs. The Company’s original complaint, as well as a second complaint which asserted similar allegations, were both dismissed without prejudice. On August 17, 2006, the Company filed its third complaint, as captioned above, against the insurance carriers asserting similar allegations to those contained in the previous complaints. On October 20, 2006, the Company’s excess insurance carrier, Federal Insurance Company (“Federal”), filed a motion to dismiss the Company’s complaint against it. The Court granted Federal’s motion to dismiss on November 30, 2006 ruling, among other things, that the Company’s claims against Federal were premature because the primary insurance policy had not yet been exhausted. On November 3, 2006, the Company’s primary insurance carrier, National Union, filed its answer to the Company’s complaint, which it amended on November 17, 2006 to include a counterclaim for declaratory relief and rescission of the subject policy. On February 1, 2008, the Company, National Union and Federal reached a confidential resolution of all of the disputes between them. As part of this resolution, the Company will receive payments totaling $32.5 million (See Note 14 to the Consolidated Financial Statements).

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

Gemstar—TV Guide International, Inc., StarSight Telecast, Inc. and United Video Properties, Inc. v. Digeo, Inc. and Charter Communications, Inc, in the United States District Court for the Central District of California. On October 13, 2006, the Company filed a lawsuit against Digeo and Charter in the United States District Court for the Central District of California alleging that the interactive program guide (“IPG”) distributed by Digeo infringes U.S. Patent No. 6,262,722 and U.S. Patent No. 6,498,895, and that in or around early 2004, the Company contacted Digeo about the marketing and sales of Digeo’s IPG, the Company’s IPG patents, and the opportunity to obtain a license to the Company’s IPG patents. The Company seeks a determination that Digeo and Charter have directly infringed, contributorily infringed, and/or actively induced infringement of the subject patents; an order permanently enjoining them from future infringement of the patents; monetary damages not less than a reasonable royalty, plus treble damages for willful infringement; attorney fees; costs; and prejudgment interest. On November 13, 2006, Digeo filed its answer to the Company’s complaint. Charter subsequently filed its answer on December 15, 2006.

ODS Technologies, L.P. v. Magna Entertainment Corp., HRTV, Inc. and XpressBet, Inc. On May 17, 2007, the Company’s subsidiary ODS Technologies, L.P. (“ODS,” which does business as TVG Network) filed a patent infringement complaint against Magna Entertainment Corp. (“MEC”), HRTV, LLC (“HRTV”) and XpressBet, Inc. (“XpressBet”) in the United States District Court for the Central District of California. ODS asserts that defendants infringe two of its patents related to interactive off-track wagering systems, U.S. Patent No. 6,089,981 and U.S. Patent No. 6,554,709. The complaint seeks injunctive relief prohibiting further infringement by defendants as well as damages, including damages attributable to defendants’ allegedly willful infringement. On July 9, 2007 MEC, its wholly owned subsidiary XpressBet, and its 50%-owned subsidiary HRTV filed an answer and counterclaims seeking declaratory judgments that they do not infringe the subject patents, that the subject patents are invalid, and that the subject patents are unenforceable. On August 29, 2007, MEC filed an amended answer and counterclaims providing additional detail with respect to its affirmative defenses. On September 18, 2007, the Company replied to MEC’s amended answer, denying the counterclaims regarding non-infringement, invalidity, and unenforceability. On February 12, 2008, the Company filed an amended complaint adding claims for the infringement of U.S. Patent No. 5,830,068, U.S. Patent No. 6,004,211, and U.S. Patent No. 7,229,354, which are also related to interactive off-track wagering systems.

SuperGuide Corporation v. DirecTV Enterprises, Inc., et al., in the United States District Court for the Western District of North Carolina. On March 23, 2001, the Company’s subsidiary, Gemstar Development Corporation (“GDC”), was added as a third-party defendant in this case. Plaintiff SuperGuide Corporation’s (“SuperGuide”) complaint alleged patent infringement by DirectTV, EchoStar, Thomson Consumer Electronics, and Hughes Electronics (collectively, the “Defendants”) with respect to three patents owned by SuperGuide but licensed to GDC (U.S. Patents Nos. 4,751,578, 5,038,211, and 5,293,357, collectively, the “SuperGuide Patents”). After being added as a party, GDC brought claims (i) against SuperGuide for declaratory relief and for breach of contract relating to a 1993 license agreement between SuperGuide and GDC; and (ii) against EchoStar for infringing the SuperGuide Patents within GDC’s defined fields of use. On July 25, 2002, the District Court granted the Defendants’ joint motions for summary judgment, finding that the Defendants did not infringe the SuperGuide Patents, and dismissed all remaining claims without prejudice. On February 12, 2004, the Federal Circuit vacated the District Court’s summary judgment ruling, finding that the District Court had incorrectly construed certain patent claims. In April 2004, the Federal Circuit denied the

Defendants’ joint petition for rehearing and rehearing en banc, and remanded the case to the District Court for further proceedings. On July 1, 2004, SuperGuide filed a motion to supplement its answer and counterclaim against GDC, alleging, among other things, that GDC had breached the license agreement. On July 11, 2005, the Court denied SuperGuide’s motion to supplement, set a briefing schedule for summary judgment on GDC’s claim for breach of the license agreement, and stayed all other issues pending resolution of the motion. The Court also required the parties to file papers advising it as to whether additional proceedings concerning the ‘211 and ‘357 patents were necessary. On August 26, 2005, after SuperGuide had agreed to dismiss with prejudice its infringement claims based on the ‘211 and ‘357 patents, the Court entered summary judgment of non-infringement of those patents. On August 25, 2005, GDC and the Defendants filed a joint motion for summary judgment based upon GDC’s license agreement with SuperGuide. On November 22, 2006 the Court denied the joint motion for summary judgment. During March 2007, the Court held a bench trial on the licensing issues in the case. On July 20, 2007, the Court decided the licensing issues in favor of SuperGuide. In that ruling, GDC’s cross-claims against SuperGuide for declaratory judgment and breach of contract were dismissed with prejudice.

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

Other Litigation

Gemstar—TV Guide International, Inc. v. Brian Urban, American Arbitration Association, Los Angeles. On January 18, 2006, the Company terminated Brian D. Urban, its former chief financial officer. In April 2006 Mr. Urban filed a complaint with the U.S. Department of Labor, Occupational Safety and Health Administration Region IX, pursuant to Section 806 of the Sarbanes-Oxley Act. In his complaint, Mr. Urban alleged that he was terminated in retaliation for reporting certain matters which were material weaknesses in the Company’s internal controls. Mr. Urban sought reinstatement, back pay, interest, other compensatory damages, exemplary and punitive damages, costs and reasonable attorneys’ fees. On October 10, 2006, the Company commenced an arbitration proceeding against Mr. Urban related to Mr. Urban’s possession of confidential documents belonging to the Company. In addition, the Company sought, among other things, a determination that the Company’s decision to terminate Mr. Urban in January 2006 was “for cause” under the terms of Mr. Urban’s employment agreement. In its arbitration demand, the Company asserted claims for misappropriation, breach of contract, breach of fiduciary duty, conversion, and the violation of applicable statutes. Additionally, the Company requested injunctive and declaratory relief, as well as monetary damages, attorneys fees, and costs of suit. In November 2006, Mr. Urban denied the allegations in the Company’s arbitration demand and asserted claims against the Company in the arbitration alleging wrongful termination in violation of public policy, breach of his employment agreement, and breach of the covenant of good faith and fair dealing. Mr. Urban sought monetary damages, including punitive damages, costs of suit, and pre and post judgment interest. On March 2, 2007, the Department of Labor deferred any action regarding Mr. Urban’s OSHA complaint pending the completion of the arbitration proceedings. On December 14, 2007, the parties reached a mutually agreeable and confidential resolution that involved the execution of mutual releases. On January 10, 2008, OSHA closed its investigation into Mr. Urban’s complaint after reviewing the resolution reached by the parties. The arbitration proceedings were also terminated.

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

In the arbitration proceeding captioned Henry Yuen v. Gemstar-TV Guide International, Inc., on January 22, 2007 the panel issued a partial final award in favor of the Company, ruling against Mr. Yuen on his wrongful termination claims, and finding Mr. Yuen liable to the Company for $93.6 million in damages for his breach of certain representations and warranties made to the Company. On June 19, 2007, the panel of arbitrators issued their final award, incorporating the previous award and awarding the Company an additional $20.9 million in attorney fees and interest. The Company also prevailed in the arbitration with respect to the Patent Rights Agreement, which remains in effect until 2010; and the Company may offset amounts owed to Mr. Yuen under that agreement against the approximately $114.5 million total damages and interest awarded to the Company. The panel’s final award established the amount of the offset to be $25.7 million including royalties under the Patent Rights Agreement plus interest. Additionally, as stated in the panel’s January 2007 ruling, Mr. Yuen is not entitled to any portion of the 1103 funds. Consequently, the net final arbitration award in favor of the Company entitles it to the approximately $120.4 million (approximately $31.6 million in 1103 funds, plus approximately $88.8 million in damages and interest).

On June 21, 2007, the Company initiated proceedings in the Supreme Court of the State of New York, captioned In the Matter of the Petition of Gemstar – TV Guide International, Inc. v. Henry C. Yuen, to have the arbitration award confirmed by the Court. On November 27, 2007, the Supreme Court of the State of New York granted the Company’s petition to have the arbitration award confirmed, and denied various motions filed by Mr. Yuen in opposition. On February 8, 2008, the Supreme Court of New York entered its final judgment, confirming the arbitration award. As a result, the Company intends to petition the District Court for the Central District of California to dissolve the ordered restriction on the remaining 1103 funds (see above).

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

The following table sets forth the range of high and low sales prices for our common stock for the periods indicated and reflects all stock splits we effected:

	High	Low
Quarter Ended
March 31, 2006	3.39	2.50
June 30, 2006	3.89	3.03
September 30, 2006	3.58	2.59
December 31, 2006	4.11	3.04
March 31, 2007	4.43	3.61
June 30, 2007	5.26	4.14
September 30, 2007	7.08	4.86
December 31, 2007	7.28	4.29

The reported closing sales price of our common stock on the Nasdaq Stock Market on February 6, 2008 was $4.25. As of February 6, 2008, there were 429,187,731 shares of our common stock outstanding and approximately 1,445 shareholders of record.

We have not paid any dividends on our common stock since our common stock began trading on the Nasdaq Stock Market. Our Board of Directors has no current plans to pay cash dividends. Future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Stock Performance Graph

The following graph compares the Company’s total return to stockholders of a $100 investment for the five-year period from December 31, 2002 through December 31, 2007 with a similar investment in the NASDAQ Market Index and the market value weighted returns of a Peer Group Index consisting of media and entertainment companies that represent the Company’s competitors in the industry.

Company/Index/Market	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Gemstar-TV Guide International, Inc.	100.00	156.09	182.15	80.31	123.38	146.46
NASDAQ Market Index	100.00	150.36	163.00	166.58	183.68	201.91
Peer Group (1)	100.00	139.44	158.50	140.54	185.03	160.59

(1)	Peer Group Companies: IAC/InteractiveCorp, News Corporation, Primedia Inc., Time Warner Inc., Walt Disney Co., CNET Networks Inc., E.W. Scripps Co., Martha Stewart Living Omnimedia Inc., NDS Group plc, Playboy Enterprises Inc., and TiVo Inc.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$627,743	$571,254	$604,192	$676,369	$645,693
Operating expenses:
Operating expenses, exclusive of expenses shown below(1)	521,748	471,206	610,674	620,292	765,229
Lease settlement	—	—	—	(10,088)	—
Depreciation and amortization	40,133	33,181	29,184	39,037	131,967
Impairment of intangible assets	—	—	—	131,637	391,003

	561,881	504,387	639,858	780,878	1,288,199

Operating income (loss)	65,862	66,867	(35,666)	(104,509)	(642,506)
Interest income (expense), net	23,930	26,602	15,544	5,498	(4,288)
Other (expense) income, net	(1,009)	757	337	14,413	3,760

Income (loss) from continuing operations before income taxes	88,783	94,226	(19,785)	(84,598)	(643,034)

Income tax (benefit) expense	(84,462)	21,762	(40,395)	(8,566)	(64,102)

Income (loss) from continuing operations	173,245	72,464	20,610	(76,032)	(578,932)
Discontinued operations (2)
Income from discontinued operations	5,858	—	8,394	23,336	9,054
Gain (loss) on disposal of discontinued operations	—	—	43,169	(28,882)	—
Income tax expense	2,217	—	17,358	12,883	7,520

Income (loss) from discontinued operations	3,641	—	34,205	(18,429)	1,534

Net income (loss)	$176,886	$72,464	$54,815	$(94,461)	$(577,398)

Basic and diluted per share:
Income (loss) from continuing operations	$0.40	$0.17	$0.05	$(0.18)	$(1.41)
Net income (loss)	$0.41	$0.17	$0.13	$(0.22)	$(1.41)
Weighted average shares outstanding:
Basic	428,313	426,219	425,366	422,723	410,265
Diluted	429,884	426,288	426,240	422,723	410,265

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Working capital	$525,843	$434,811	$352,829	$392,388	$1,218
Total assets	1,356,528	1,223,737	1,259,682	1,355,350	1,330,197
Long-term debt and capital lease obligations, less current portion	11,456	12,111	12,715	13,274	138,736
Total stockholders’ equity	697,413	453,125	373,206	310,792	375,973

(1)	In 2007, the Company recorded a $10.7 million benefit from the reversal of a liability related to a patent rights agreement with Mr. Yuen. In 2006, the Company recorded a $40.1 million benefit from the reversal of liabilities that had been previously accrued under the November 2002 management and corporate governance restructuring involving Mr. Yuen and Ms. Leung (see note 10 to the consolidated financial statements).
(2)	See Note 2 to the Consolidated Financial Statements for details on discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company presents its business units to its chief operating decision maker in three reportable segments—Guidance Technology and Solutions, Media Networks and Publishing. In addition, the Company also has Cross Platform Costs which includes certain company-wide expenditures.

Guidance Technology and Solutions The Guidance Technology and Solutions Segment consists of (i) IPG Patent Licensing to third party guide developers such as multi-channel video service (cable, satellite and IPTV) providers; consumer electronics manufacturers; set-top box manufacturers; and interactive television software and program guide providers in the online, personal computer and mobile phone businesses, (ii) Company-developed IPG Products and Services provided for multi-channel video service providers and CE manufacturers, and (iii) video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Japan (collectively referred to as “VCR Plus+”). The Guidance Technology and Solutions Segment is our largest segment generating approximately 45%, 39% and 32% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. This segment also includes TV Guide Data Solutions and TV Guide Mobile Entertainment.

Media Networks. Our Media Networks Segment includes the operations of TV Guide Network, TVG Network (“TVG”), Online Networks, TV Guide Broadband and TV Guide SPOT. Our Media Networks Segment is our second largest segment, generating approximately 32%, 34% and 30% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. The Media Networks Segment generates revenue primarily from advertising fees received by TV Guide Network, TVG and Online Networks, affiliate fees received by TV Guide Network, and licensing and wagering fees received by TVG.

Publishing. Our Publishing Segment consists primarily of TV Guide Magazine. For the years ended December 31, 2007, 2006 and 2005 our Publishing Segment generated approximately 23%, 27% and 38% of our total revenue, respectively. Our Publishing Segment generates revenue primarily through subscription, advertising and newsstand sales of TV Guide magazine.

Cross Platform Costs. Cross Platform Costs includes costs related to the Company’s product development and technology group and corporate marketing expenditures, as well as corporate management, finance, legal, information technology, human resources and related expenses such as certain litigation and insurance costs. The product development and technology group focuses on developing next generation guidance products and services, such as My TV Guide, that will be offered across many of our business units. Corporate marketing is primarily focused on cross-platform marketing initiatives to drive greater usage of our products and elevate our brand.

Pending Acquisition by Macrovision Corporation

On December 6, 2007, the Company signed a definitive agreement for Macrovision to acquire the Company in a cash and stock transaction. The transaction requires, among other customary closing conditions, approval by two-thirds of the outstanding shares of the Company’s common stock, and a majority of the shares of Macrovision common stock. News Corporation, which owns approximately 41% of the Company’s common stock, has agreed to vote in favor of the proposed transaction, subject to the terms of a voting agreement. On January 11, 2008, the Federal Trade Commission and the Department of Justice granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, which ends the U.S. government’s antitrust review of the transaction. The shareholder vote is anticipated to take place early in the second quarter of 2008.

Consolidated Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

The following table sets forth certain financial information for the years ended December 31, 2007 and 2006, in thousands.

	Year Ended December 31,
	2007	2006	Change
Statement of Operations Data:
Revenues	$627,743	$571,254	$56,489

Operating expenses:
Operating expenses, exclusive of expenses shown below	521,748	471,206	50,542
Depreciation and amortization	40,133	33,181	6,952

	561,881	504,387	57,494

Operating income	65,862	66,867	(1,005)
Interest income, net	23,930	26,602	(2,672)
Other (expense) income, net	(1,009)	757	(1,766)

Income from continuing operations before income taxes	88,783	94,226	(5,443)
Income tax (benefit) expense	(84,462)	21,762	(106,224)

Income from continuing operations	173,245	72,464	100,781
Discontinued operations:
Income from discontinued operations before income taxes	5,858	—	5,858
Income tax expense	2,217	—	2,217

Income from discontinued operations	3,641	—	3,641

Net income	$176,886	$72,464	$104,422

For the year ended December 31, 2007, revenues were $627.7 million, an increase of $56.5 million, or almost 10%, compared to the same period in 2006. The increase in revenues was driven by a $48.9 million increase in IPG Patent Licensing revenue and a $18.2 million increase in IPG Products and Services revenue, partially offset by a $6.7 million decline in VCR Plus+ revenue.

For the year ended December 31, 2007, operating expenses, excluding depreciation and amortization, were $521.8 million, an increase of $50.5 million, or 10.7%, compared to the same period in 2006. This was primarily due to a $19.8 million increase in cross platform corporate marketing and a $6.4 million increase in product development and technology expenses. The year ended December 31, 2007 included the reversal of $10.7 million in accrued liabilities relating to a patent rights agreement with Mr. Yuen, while the year ended December 31, 2006 included the reversal of $37.7 million in accrued liabilities due to the resolution of certain matters with Mr. Yuen and Ms. Leung (See Note 10 to the Consolidated Financial Statements).

Research and Development

Included in operating expenses above are costs associated with our research and development activities. Consolidated research and development expenses for the years ended December 31, 2007 and 2006 were $42.1 million and $32.1 million, respectively. Expenses for enhancing our IPGs, including Aptiv (acquired in March 2007) and our 49% share of Guideworks, are recorded in the Guidance Technology and Solutions Segment. Expenses for developing next generation guidance products and services are performed by our product development and technology group and are recorded in Cross Platform Costs.

Depreciation and Amortization

For the year ended December 31, 2007, depreciation and amortization was $40.1 million, an increase of $7.0 million, or 21.0%, compared to the same period in 2006. This is primarily due to an increase in depreciation expense related to 2007 and 2006 capital expenditures and the amortization of intangible assets arising from the Aptiv acquisition.

Legal Contingencies

Liabilities related to contingent legal matters at December 31, 2007 and December 31, 2006 were $9.1 million and $7.4 million, respectively.

For the year ended December 31, 2007, Company-wide outside legal expenses were $21.0 million, which is comprised of $13.8 million of expenses recorded in the Guidance Technology and Solutions Segment, $1.5 million in the Media Networks Segment and $5.7 million in Cross Platform Costs. For the year ended December 31, 2006, Company-wide outside legal expenses were $18.2 million, which is comprised of $12.4 million in the Guidance Technology and Solutions Segment, $1.7 million in the Media Networks Segment and $4.1 million of expenses recorded in our Cross Platform Costs. Cross Platform legal expenses in 2006 benefited from the reversal of $2.4 million in accrued expenses related to Mr. Yuen and Ms. Leung (See Note 10 to the Consolidated Financial Statements). We expect legal expenses to continue to be significant for the foreseeable future.

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

For the year ended December 31, 2007, the Company’s effective tax rate benefited by approximately $107.4 million from the reversal of a valuation allowance that had been recorded against the Company’s deferred tax assets. The Company now has a history of generating, and accurately forecasting, pre-tax book income. The 2008 annual budget and long-range plan process, which coincided with the preparation and review of the Company’s interim financial statements for the third quarter of 2007, projected adequate future taxable income to utilize our deferred tax assets. These factors made the realization of the Company’s deferred tax assets more likely than not and therefore, in the third quarter of 2007, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, a valuation allowance for all of the Company’s deferred tax assets was no longer necessary.

For the year ended December 31, 2006, the Company’s effective tax rate on income from continuing operations before income taxes was 23.1%. The Company’s effective tax rate in 2006 benefited from the elimination of the deferred tax asset and related valuation allowance for the amounts the Company had previously accrued under the November 2002 management and corporate governance restructuring involving Mr. Yuen and Ms. Leung (See Note 10 to the Consolidated Financial Statements).

Year ended December 31, 2006 compared to year ended December 31, 2005

The following table sets forth certain financial information for the years ended December 31, 2006 and 2005, in thousands.

	Year Ended December 31,
	2006	2005	Change
Statement of Operations Data:
Revenues	$571,254	$604,192	(32,938)

Operating expenses:
Operating expenses, exclusive of expenses shown below	471,206	610,674	(139,468)
Depreciation and amortization	33,181	29,184	3,997

	504,387	639,858	(135,471)

Operating income (loss)	66,867	(35,666)	102,533
Interest income, net	26,602	15,544	11,058
Other income, net	757	337	420

Income (loss) from continuing operations before income taxes	94,226	(19,785)	114,011
Income tax expense (benefit)	21,762	(40,395)	62,157

Income from continuing operations	72,464	20,610	51,854
Discontinued operations:
Income from discontinued operations	—	8,394	(8,394)
Gain on disposal of discontinued operations	—	43,169	(43,169)
Income tax expense	—	17,358	(17,358)

Income from discontinued operations	—	34,205	(34,205)

Net income	$72,464	$54,815	$17,649

For the year ended December 31, 2006, revenues were $571.3 million, a decrease of $32.9 million, or 5.5%, compared to the same period in 2005. The decrease in revenues was driven by a $79.7 million decrease in TV Guide magazine revenue partially offset by a $30.0 million increase in IPG Patent Licensing revenue and a $14.0 million increase in IPG Products and Services revenue.

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

Interest income (expense), net

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

Legal Contingencies

Liabilities related to contingent legal matters at December 31, 2006 and December 31, 2005 were $7.4 million and $14.8 million, respectively.

For the year ended December 31, 2006, Company-wide outside legal expenses were $18.2 million, which is comprised of $4.1 million of expenses recorded in our Cross Platform Costs, $12.4 million in the Guidance Technology and Solutions Segment and $1.7 million in the Media Networks Segment. For the year ended December 31, 2005, Company-wide outside legal expenses were $24.5 million, which is comprised of $13.6 million of expenses recorded in Cross Platform Costs, $9.6 million in the Guidance Technology and Solutions Segment and $1.3 million in the Media Networks Segment. The $9.5 million decrease in the Cross Platform Costs is primarily due to a reduction in expenses relating to our former officers, and includes the benefit of reversing $2.4 million in accrued expenses related to these former officers (See Note 10 to the Consolidated Financial Statements). The $2.8 million increase in the Guidance Technology and Solutions Segment is primarily due to an increase in patent prosecution and litigation costs.

Income Taxes

The Company’s effective tax rate on income from continuing operations before income taxes was 23.1% for the year ended December 31, 2006. The Company’s effective tax rate in 2006 benefited from the elimination of the deferred tax asset and related valuation allowance for the amounts the Company had previously accrued under the November 2002 management and corporate governance restructuring involving Mr. Yuen and Ms. Leung (See Note 10 to the Consolidated Financial Statements).

The Company’s effective tax rate on loss from continuing operations before income taxes was 204.2% for the year ended December 31, 2005. The Company’s effective tax rate was primarily impacted by a decrease in the valuation allowance on deferred taxes and a benefit from the settlement of the Internal Revenue Service (the “IRS”) audit of the Company’s 2000 and 2001 federal income tax returns. The decrease in the valuation allowance was primarily due to our ability to currently utilize or carry back capital losses, net operating losses and tax credits to prior years, thus no longer requiring a valuation allowance against such losses and credits. This was partially offset by a valuation allowance on a portion of the deferred tax asset arising from the taxable income created by the advance payments received in the multi-year patent and license distribution agreements with EchoStar and Comcast, which were entered into in 2004. While these advances were received during 2004, a substantial portion of these advances became taxable to us during 2005.

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

Intersegment revenues and expenses have been eliminated from segment financial information as transactions between reportable segments are excluded from the measure of segment profit and loss reviewed by the chief operating decision maker. Segment information for each of the years ended December 31, 2007, 2006 and 2005 is presented and reconciled to consolidated income from continuing operations before income taxes in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in Note 12 of the Consolidated Financial Statements.

Discussion relating to operating expenses for our segments uses the definition of operating expenses included in Note 12 of the Consolidated Financial Statements.

Year ended December 31, 2007 compared to year ended December 31, 2006

Guidance Technology and Solutions

The following table shows the breakdown of revenues in the Guidance Technology and Solutions segment (in thousands):

	Year Ended December 31,		Change
	2007	2006	Dollars	Percent
IPG Patent Licensing	$168,433	$119,562	$48,871	40.9%
IPG Products and Services	75,449	57,229	18,220	31.8%
VCR Plus+	29,574	36,237	(6,663)	(18.4)%
Other	12,673	9,823	2,850	29.0%

Total	$286,129	$222,851	$63,278	28.4%

IPG Patent Licensing business includes worldwide patent licenses to third party guide developers such as multi-channel video service providers; CE manufacturers; set-top box manufacturers; interactive television software and program guide providers in the online, personal computer and mobile phone businesses. For the year ended December 31, 2007, revenues increased by $48.9 million, or 40.9% when compared to the same period in the prior year. The increase was primarily due to (i) the signing of new patent license agreements with British Sky Broadcasting Group plc in the fourth quarter of 2006 and Sky Italia S.r.l. in the third quarter of 2007, (ii) an increase in our U.S. multi-channel video service provider licensees’ digital subscribers, (iii) a $6.3 million payment in the second quarter of 2007, from a licensee for previously unreported IPGs deployed from the second quarter of 2006 to December 2006, and (iv) a $6.5 million payment in the first quarter of 2007, from another licensee for previously unreported IPGs deployed from the second quarter of 2004 to December of 2006. Revenue from IPG patent licenses includes the amortization of up-front payments received under long-term patent licenses of $52.8 million and $52.5 million for the year ended December 31, 2007 and 2006, respectively.

IPG Products and Services includes the worldwide distribution and support of Company-developed IPGs to multi-channel video service providers and CE manufacturers. For the year ended December 31, 2007, revenue increased by $18.2 million or 31.8% compared to the same period in the prior year. This increase is due to revenue from Aptiv and an increase in U.S. digital cable subscribers that receive our i-Guide IPG, partially offset by a decline in incorporations of our IPG in CE products sold in North America. In North America we have introduced an expanded, more flexible CE IPG product line, which we believe will lead to increased incorporations from the second half of 2008 onwards. Revenue from incorporations of our IPG in CE products sold in Japan were flat compared to 2006 due to declines in the Japanese recorder market, where we have historically had high incorporations, and certain manufacturers deploying unlicensed third party IPGs. We believe our recently introduced IPG for the digital terrestrial market will lead to increased incorporations in Japan from the second half of 2008 onwards.

For the year ended December 31, 2007, approximately 70% of IPG Patent Licensing and IPG Products and Services revenue relates to IPGs deployed in the U.S. and approximately 30% relates to IPGs deployed outside the U.S., primarily in Canada, Europe and Asia.

For the year ended December 31, 2007, VCR Plus+ revenues decreased by $6.7 million or 18.4% compared to the same period in the prior year. The decrease is primarily due to a decline in reported units shipped by CE manufacturers that incorporate VCR Plus+.

We believe that demand from consumers for more advanced guidance and recording capabilities will continue to grow as the cost of CE devices incorporating these technologies decreases. We believe this demand will increase our IPG Patent Licensing and IPG Product and Services revenues and more than offset the decrease in VCR Plus + revenues.

Other revenue primarily consists of our IPG advertising revenue, the operations of Norpak Corporation, our majority owned subsidiary that manufactures data insertion equipment and the operations of InfoMedia S.A., our European data distribution business.

For the year ended December 31, 2007, operating expenses in this segment were $100.0 million, an increase of $13.0 million or 14.9% when compared to the same period in 2006. This increase was primarily due to $9.3 million in Aptiv expenses, a $1.3 million increase in Guideworks’ expenses and a $1.4 million increase in legal expenses.

Media Networks

The following table shows the breakdown of revenues in the Media Networks segment by business unit (in thousands):

	Year Ended December 31,		Change
	2007	2006	Dollars	Percent
TV Guide Network	$129,092	$129,249	$(157)	(0.1)%
TVG	56,615	57,175	(560)	(1.0)%
Online Networks	13,212	10,246	2,966	28.9%
Other	367	322	45	14.0%

Total	$199,286	$196,992	$2,294	1.2%

TV Guide Network is available in analog cable, digital cable, and DBS homes. TV Guide Network’s viewership comes primarily from analog cable homes, where scroll data is still utilized for guidance. Digital cable and DBS homes have many more channels and generally use an IPG, rather than TV Guide Network, for listing information. TV Guide Network’s overall distribution increased by approximately 3.6 million subscribers since December 31, 2006 due to an increase in digital cable and DBS homes, partially offset by a decrease in analog cable homes. As of December 31, 2007 approximately 29% of our total distribution was in analog cable households, down from approximately 38% at December 31, 2006. We believe this trend will continue as more subscribers upgrade from analog cable to digital cable or switch to DBS or IPTV and as MSOs migrate the TV Guide Network from analog to digital.

Despite a decrease in viewership caused by the continued decline in analog cable households discussed above, TV Guide Network revenues for the year ended December 31, 2007, were basically flat compared to the same period in the prior year. As the majority of our affiliate agreements provide only for cost-of-living increases, TV Guide Network revenues are highly dependent on advertising. In 2007, advertising represented approximately 82% of TV Guide Network’s total revenue. To date, we have been able to maintain our advertising revenues by offsetting declines in viewership with increased advertising rates. Despite the decrease in viewership in 2007, advertising revenue was only slightly below 2006 levels, primarily due to higher national advertising rates during 2007. In the long-term, TV Guide Network revenue growth will be dependent on our ability to increase not only advertising rates but viewership as well. We continue to invest in programming and believe this investment will lead to increased viewership from our total distribution – analog cable, digital cable and DBS households.

For the year ended December 31, 2007, TVG revenues decreased by $0.6 million or 1.0% as compared to the same period in 2006. This decrease was primarily due to 2006 benefiting from a $1.3 million arbitration award against Youbet.com, Inc. TVG was able to deliver almost the same level of revenue as increased wagering revenue and revenue from new licensees offset America TAB, Ltd. not renewing its license agreement in the second quarter of 2007. For the year ended December 31, 2007, TVG processed $477.9 million in wagers, a 10% increase compared to the same period in the prior year. As of December 31, 2007, TVG was distributed to approximately 29.1 million U.S. cable or satellite households. TVG’s programming is also available to over 11 million households in the United Kingdom and Ireland via the U.K.’s leading horseracing network, At the Races, and more than 8 million households in the United Arab Emirates, Saudi Arabia and other markets in that region via the Dubai Sports Channel. In addition, TVG is also carried on Fox Sports Net Prime Ticket in approximately 7 million southern California homes for two hours or more, five days a week.

Online Networks derives revenues primarily from advertising. For the year ended December 31, 2007, advertising revenues increased by $2.8 million, or 27.3% compared to the same period in 2006. Online Networks benefited from increased program promotional advertising and higher CPMs. During the year ended December 31, 2007, tvguide.com’s average monthly unique users increased by 46.4% compared to the same period in the prior year.

Operating expenses in this segment were $162.6 million for the year ended December 31, 2007, an increase of $8.3 million, or 5.4%, from the same period in the prior year. This increase was primarily due to an increase in TV Guide Network programming and marketing costs.

Additional Media Networks Operating Statistics

	December 31, 2007	December 31, 2006
Subscriber Data (in thousands) (1)
TV Guide Network	83,290	79,717
TVG	29,100	19,400
Online Networks unique users (2) (3)	5,016	3,260
Tvguide.com unique users (2)	4,538	3,099

(1)	Subscriber data represents:
•	Nielsen households for domestic TV Guide Network.
•	Domestic households for TVG, based primarily on information provided by distributors.
(2)	Average monthly unique users as measured by Nielsen/NetRatings.
(3)	Online Networks comprises the unduplicated unique users of tvguide.com and our other Web sites, subsequent to the date we acquired them.

Publishing

The following table shows the breakdown of revenues in the Publishing segment by business unit (in thousands):

	Year Ended December 31,		Change
	2007	2006	Dollars	Percent
TV Guide Magazine	$142,328	$149,929	$(7,601)	(5.1)%
Inside TV Magazine	—	1,482	(1,482)	(100.0)%

Total	$142,328	$151,411	$(9,083)	(6.0)%

For the year ended December 31, 2007, TV Guide magazine revenues declined by $7.6 million, compared to 2006. TV Guide magazine maintains a 52 / 53 week fiscal year instead of a calendar year, which results in an additional fiscal week every several years. The year ended December 31, 2006 included $2.6 million in revenue associated with this extra fiscal week.

Subscriber revenues for the year ended December 31, 2007 declined by $16.9 million or 17.4%. This decrease was primarily due to a 8% decline in average weekly paid subscribers and an anticipated decline in average rate per copy, as compared to the prior year. The year ended December 31, 2006 also included $1.7 million in subscription revenue related to the extra week discussed above.

Newsstand revenues for the year ended December 31, 2007 increased by $3.8 million or 38.5%, compared to the same period in the prior year. This increase was primarily due to a $4.1 million reduction in initial placement order (“IPO”) fees and rack acquisition costs, which are deducted from revenue. In 2007, we increased our cover price from $1.99 to $2.49. The revenue from this increase in cover price has offset the decline in average weekly newsstand circulation.

Advertising revenues, for the year ended December 31, 2007, increased by $6.1 million or 14.8% compared to the same period in the prior year. This increase was primarily due to a 23% increase in advertising paging, compared to the same period in the prior year, due to the stable circulation and strong audience data for TV Guide magazine.

Operating expenses in this segment were $162.6 million for the year ended December 31, 2007, a decrease of $30.7 million, or 15.9%, from the same period in the prior year. This decrease was primarily due to a $21.2 million decrease in TV Guide magazine production costs, mainly as a result of a decrease in physical issues, average printed copies per issue and a reduction in paper costs. The decrease is also due to a decline in general and administrative expenses primarily due to operating efficiencies.

TV Guide magazine incurred approximately $20.3 million in losses for the year ended December 31, 2007. We currently anticipate continuing, but declining, losses for the next two to three years.

Additional Publishing Segment Operating Statistics

	2007	2006
	(in thousands)
TV Guide magazine circulation (1):
Newsstand (2)	225	286
Subscriptions	2,890	3,134
Sponsored/Verified	169	88

	3,284	3,508

(1)	Average weekly circulation for the year.
(2)	Current period numbers include an estimate for returns. Prior period numbers are restated to reflect actual returns.

Cross Platform Costs

The following table shows the breakdown of operating expenses within Cross Platform Costs (in thousands):

	Year Ended December 31,		Change
	2007	2006	Dollars	Percent
Product Development and Technology	$18,054	$11,653	$6,401	54.9%
Corporate Marketing	22,027	2,179	19,848	910.9%
Corporate General and Administrative	52,394	20,735	31,659	152.7%

Total	$92,475	$34,567	$57,908	167.5%

For the year ended December 31, 2007, product development and technology expenses were $18.1 million, an increase of $6.4 million compared to the same period in the prior year. Costs incurred to develop next generation cross-platform guidance products and services, such as My TV Guide, were not significant in the first half of 2006, as this group was in the early stages of being formed. The build-out of this group was completed in fiscal year 2007.

For the year ended December 31, 2007, corporate marketing expenses were $22.0 million. Costs incurred for corporate marketing in 2006 were minimal, as this group was in the process of being formed. In 2007 the Company ran a national cross-platform consumer marketing campaign. We believe this marketing campaign will drive greater usage of our products and elevate our brand.

For the year ended December 31, 2007, corporate general and administrative expenses were $52.4 million. The year ended December 31, 2007, benefited from the reversal of $10.7 million in accrued patent rights liabilities relating to Mr. Yuen, while the year ended December 31, 2006 benefited from the reversal of $37.7 million in accrued expenses related to the November 2002 management and corporate governance restructuring involving Mr. Yuen and Ms. Leung (See Note 10 to the Consolidated Financial Statements) and the reversal of $2.4 million in accrued legal expenses related to Mr. Yuen and Ms. Leung. The year ended December 31, 2007 also included $7.4 million in costs relating to the Company’s strategic alternatives process.

Year ended December 31, 2006 compared to year ended December 31, 2005

Guidance Technology and Solutions

The following table shows the breakdown of revenues in the Guidance Technology and Solutions segment (in thousands):

	Year Ended December 31,		Change
	2006	2005	Dollars	Percent
IPG Patent Licensing	$119,562	$89,610	$29,952	33.4%
IPG Products and Services	57,229	43,227	14,002	32.4%
VCR Plus+	36,237	42,375	(6,138)	(14.5)%
Other	9,823	15,750	(5,927)	(37.6)%

Total	$222,851	$190,962	$31,889	16.7%

IPG Patent Licensing business includes worldwide patent licenses to third party guide developers such as multi-channel video service providers; CE manufacturers; set-top box manufacturers; interactive television software and program guide providers in the online, personal computer and mobile phone businesses. For the year ended December 31, 2006, revenues increased by $30.0 million, or 33.4% when compared to the same period in the prior year. This increase was primarily due to (i) the signing of a new patent license agreement with British Sky Broadcasting in the fourth quarter of 2006 and Yahoo! Inc. in the third quarter of 2006, (ii) an increase in our U.S. multi-channel video service provider licensees’ digital subscribers, (iii) an allocation of revenues related to a multi-product agreement signed in the first half of 2006, which, subject to certain limitations, granted a CE manufacturer a license to incorporate our products and technologies into an unlimited number of CE devices over a fixed period of time, and (iv) a full year of revenue from IPG deployments by Scientific Atlanta, Inc. Revenue from IPG patent licenses includes the amortization of up-front payments received under long-term patent licenses of $52.5 million and $50.8 million for the year ended December 31, 2006 and 2005, respectively.

IPG Products and Services includes the worldwide distribution and support of Company-developed IPGs to multi-channel video service providers and CE manufacturers. For the year ended December 31, 2006, revenues from our IPG Products and Services increased by $14.0 million or 32.4%, compared to the same period in the prior year. This increase was primarily driven by increases in revenues from the incorporation of our IPG technology in CE products sold in all regions and an increase in U.S. digital cable subscribers that receive our IPG.

For the year ended December 31, 2006, VCR Plus+ revenues decreased by $6.1 million or 14.5% compared to the same period in the prior year. The decrease is primarily due to a decline in reported units shipped by CE manufacturers that incorporate VCR Plus+ and from not recognizing revenue from two CE manufacturers whose contracts have expired. Although these manufacturers continued to ship units, they did not provide us with units shipped reports nor remit payment.

For the year ended December 31, 2006, Other revenues decreased by $5.9 million or 37.6%. This is primarily due to a decrease in sales at Norpak Corporation, our majority owned subsidiary that manufactures data insertion equipment primarily for broadcasters.

For the year ended December 31, 2006, operating expenses in this segment were $87.1 million, an increase of $1.6 million or 1.9% when compared to the same period in 2005. Increases in legal settlement reserves and legal expenses, were partially offset by a decrease in compensation costs due to staff reductions and severance expenses recorded in 2005.

Media Networks

The following table shows the breakdown of revenues in the Media Networks segment by business unit (in thousands):

	Year Ended December 31,		Change
	2006	2005	Dollars	Percent
TV Guide Network	$129,249	$124,064	$5,185	4.2%
TVG	57,175	51,552	5,623	10.9%
Online Networks	10,246	8,006	2,240	28.0%
Other	322	82	240	292.7%

Total	$196,992	$183,704	$13,288	7.2%

For the year ended December 31, 2006, TV Guide Network advertising revenue increased by $4.0 million, compared to the prior year. This increase was primarily due to improved advertising inventory management and higher rates on national advertising airing between 11:00 AM and 2:00 AM. For the year ended December 31, 2006 affiliate revenues increased by $1.2 million, compared to the prior year.

For the year ended December 31, 2006, TVG increased revenues by $5.6 million or 10.9%, as compared to the same period in 2005. This growth reflects increased wagering volumes for both our wagering operations and the wagering operations of our licensees. Also contributing to this increase was a $1.3 million arbitration award against YouBet.com, Inc. Our wagering operations and the wagering operations of our licensees have benefited from our continued growth in household distribution. As of December 31, 2006, TVG was available in approximately 19.4 million domestic cable and satellite homes, an increase of 7.8% as compared to December 31, 2005. TVG was also carried on Fox Sports Net in approximately 5.0 million southern California homes for two hours or more, five days a week and on the At the Races Network in over 11 million homes in the United Kingdom and Ireland.

Online Networks derives revenues primarily from advertising. For the year ended December 31, 2006, advertising revenues increased by $2.2 million or 28.4%, compared to the same period in 2005. This increase was primarily due to an increase in both CPMs and impressions delivered. During 2006, tvguide.com’s average unique users per month increased by 19.7% compared to the prior year.

Operating expenses in this segment were $154.3 million for the year ended December 31, 2006, an increase of $12.3 million, or 8.6%, from the same period in the prior year. This increase was primarily due to a $6.0 million increase in TV Guide Network programming and marketing expenses and a $6.2 million increase in Online Network’s expenses.

Additional Media Networks segment Operating Statistics

	December 31, 2006	December 31, 2005
Subscriber Data (in thousands) (1)
TV Guide Network	79,717	77,353
TVG	19,400	18,000
Online Networks unique users (2) (3)	3,260	2,589
tvguide.com unique users (2)	3,099	2,589

(1)	Subscriber data represents:
•	Nielsen households for TV Guide Network
•	Domestic households for TVG, based primarily on information provided by distributors.
(2)	Average monthly unique users as measured by Nielsen/NetRatings.
(3)	Online Networks comprises the unduplicated unique users of tvguide.com and our other Web sites, subsequent to the date we acquired them.

Publishing

The following table shows the breakdown of revenues in the Publishing segment by business unit (in thousands):

	Year Ended December 31,		Change
	2006	2005	Dollars	Percent
TV Guide Magazine	$149,929	$229,580	$(79,651)	(34.7)%
Inside TV Magazine	1,482	(54)	1,536	NM

Total	$151,411	$229,526	$(78,115)	(34.0)%

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

Weekly total circulation for the year ended December 31, 2006 averaged 3.5 million. Since the October 2005 relaunch, we have eliminated most of our non-contributing sponsored copies. As a result of efforts to manage down the circulation base, subscriber revenues for the year ended December 31, 2006 declined by $38.1 million or 28.2% compared to the same period in the prior year. Average weekly-paid subscribers during the year ended December 31, 2006, decreased by 43% compared to the same period in the prior year. However, the impact on revenue from the decreases in average weekly-paid subscribers was partially offset by an increase in subscriber revenue per copy for the year ended December 31, 2006, compared to the same period in the prior year.

Newsstand revenues for the year ended December 31, 2006 decreased by $3.4 million or 26.0%, compared to the same period in the prior year. This decline was primarily due to a lower average newsstand cover price and a 13.6% decrease in average weekly copies sold. Partially offsetting these declines was a $2.5 million decrease in IPO fees associated with acquiring new rack space for the full-sized TV Guide magazine, which are recorded as a reduction in revenue, as compared to the prior year.

Advertising revenues, for the year ended December 31, 2006, decreased by $35.7 million or 46.4% compared to the same period in the prior year. The anticipated decrease in advertising revenue was a result of the reduction in rate base and the reformatting of TV Guide magazine. While ad revenues declined, the reformatted magazine has been able to significantly increase its CPMs.

Operating expenses in this segment were $193.3 million for the year ended December 31, 2006, a decrease of $128.4 million, or 39.9%, from the same period in the prior year. This decrease was primarily due to a $72.8 million decrease in TV Guide magazine production costs related to a decrease in printed copies, as well as a $22.3 million decrease in TV Guide magazine operating costs. The decrease is also due to $32.4 million of expenses incurred in 2005 for the now discontinued Inside TV magazine, for which there was no comparable expense in 2006.

TV Guide magazine incurred approximately $44 million in losses for the year ended December 31, 2006.

Additional Publishing Segment Operating Statistics

	2006	2005
	(in thousands)
TV Guide magazine circulation (1):
Newsstand (2)	286	330
Subscriptions	3,134	5,539
Sponsored/Verified	88	2,355

	3,508	8,224

(1)	Average weekly circulation for the year. 2005 includes 41 weeks of the digest TV Guide magazine.
(2)	Current period numbers include an estimate for returns. Prior period numbers are restated to reflect actual returns.

Cross Platform Costs

The following table shows the breakdown of operating expenses within Cross Platform Costs (in thousands):

	Year Ended December 31,		Change
	2006	2005	Dollars	Percent
Product Development and Technology	$11,653	$309	$11,344	NM
Corporate Marketing	2,179	—	2,179	NM
Corporate General and Administrative	20,735	61,146	(40,411)	(66.1)%

Total	$34,567	$61,455	$(26,888)	(43.8)%

For the year ended December 31, 2006, product development and technology expenses were $11.7 million and corporate marketing expenses were $2.2 million. These groups were both in the process of being formed in 2006.

For the year ended December 31, 2006, corporate general and administrative expenses were $20.7 million a decrease of $40.4 million compared to the same period in the prior year. This decrease is primarily due to the reversal of $37.7 million in accrued expenses related to the November 2002 management and corporate governance restructuring involving Mr. Yuen and Ms. Leung (See Note 10 to the Consolidated Financial Statements). Also contributing is a $9.5 million reduction in legal expenses, primarily those related to our former officers. This reduction includes the benefit of reversing $2.4 million in legal accruals related to our former officers (See Note 10 to the Consolidated Financial Statements). These decreases were partially offset by costs related to the implementation of Oracle as our centralized financial system.

Liquidity and Capital Resources

As of December 31, 2007, our cash, cash equivalents and marketable securities were $605.4 million. In addition, we had restricted cash of $32.1 million maintained in segregated, interest-bearing accounts. Of this amount, $31.6 million relates to the November 2002 management and corporate governance restructuring, which is described in Note 10 to the Consolidated Financial Statements.

Net cash flows provided by operating activities were $136.4 million for the year ended December 31, 2007 compared to $76.4 million for the same period last year. We received $54.8 million in net income tax refunds in 2007 versus $38.2 million in net income tax refunds received during the year ended December 31, 2006. Adjusted EBITDA and changes in working capital also improved as compared to 2006.

Net cash flows used in investing activities were $88.9 million for the year ended December 31, 2007 compared to $76.7 million used in the same period last year. This increase was primarily due to the Aptiv acquisition.

Net cash flows provided by financing activities were $3.8 million for the year ended December 31, 2007, compared to net cash used of $0.3 million for the same period last year. This increase was primarily due to a $4.2 million increase in proceeds and excess tax benefits from the exercise of stock options.

We receive nonrefundable prepaid license fees from certain licensees. Prepaid subscriptions and license fees are included in deferred revenue on the consolidated balance sheets. As of December 31, 2007, current and long-term balance sheet deferred revenue totaled $452.8 million. Our liability for prepaid magazine subscriptions is limited to the unearned payments in the event customers cancel their subscriptions. Our liability for other payments is limited to a refund of unearned payments in the event that we are unable to provide service. No material refunds have been paid to date. For the year ended December 31, 2007, our balance sheet deferred revenue decreased by $44.7 million. We anticipate reducing our balance sheet deferred revenue by approximately $61 million in 2008.

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

The following is a summary of our future minimum payments under certain contractual obligations as of December 31, 2007 (in millions):

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital Leases	$18.7	$1.6	$3.2	$3.2	$10.7
Operating Leases	67.5	15.1	19.5	14.1	18.8
Purchase Obligations	43.1	28.4	11.6	1.3	1.8
Tax contingency reserves	19.3	0.4	10.0	8.9	—
Guideworks LLC Funding Obligations	13.9	10.6	3.3	—	—

Total	$162.5	$56.1	$47.6	$27.5	$31.3

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

Revenue Recognition

License Fees

We generally recognize license fees based on a per-unit shipped model (with CE manufacturers) or a per subscriber model (with multi-channel video service providers). Our revenues from per-unit license fees are recognized in the period the manufacturers report the number of units shipped. Revenues from per-subscriber fees are recognized in the period services are provided by a licensee, as reported to us by the licensee. Revenues from annual and other license fees generally are recognized based on the specific terms of the license agreements. For instance, we entered into certain arrangements under which substantial flat fees were paid upfront in addition to ongoing per-unit license fees. In such cases, the prepaid fees were deferred and recognized as revenue on a straight-line basis over the term of the agreement. In certain cases, we will license our technology for an unlimited number of units over a specified period of time during which we have continuing obligations. We record the fees associated with these arrangements on a straight-line basis over the specified term. In addition, we have licensing arrangements with MSOs under which we share a portion of the IPG advertising revenue that we generate through the MSO. In some cases, we guarantee that a substantial portion of the MSO’s license fees paid to us will be reimbursed to the MSO through our ad-sharing obligation. To the extent the ad-sharing fees are not sufficient to meet these guarantees, we are obligated to purchase advertising on the MSO’s platform. Because the license fee is not fixed or determinable until resolution of the sharing or advertising buyback, which is typically settled quarterly, the advertising buyback guarantees and advertising revenue sharing are netted against the license fees so that only a net license fee amount is recognized.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

Gemstar-TV Guide International, Inc.

We have audited Gemstar-TV Guide International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gemstar-TV Guide International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Gemstar-TV Guide International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gemstar-TV Guide International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated January 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
January 28, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The following table lists the current directors of the Company. The ages shown are as of February 14, 2008.

Name and Age	Business Experience and Directorships	Director Since
Anthea Disney (63)	Ms. Disney has served as Chairman of the Board since December 2004. Ms. Disney is Executive Vice President for Content at News Corporation. She is also a member of News Corporation’s Executive Management Committee. Prior to this, Ms. Disney held various roles including Chairman and Chief Executive Officer of TV Guide, Inc. and President and Chief Executive Officer of HarperCollins Publishers, a position she held from March 1996 to September 1997. Ms. Disney joined News Corporation in 1990. Ms. Disney is also a director of HSBC North America Holdings, Inc.	December 2004

Richard Battista (43)	Mr. Battista has been a director and Chief Executive Officer of the Company since December 2004. Prior to joining the Company, Mr. Battista was Executive Vice President, Business Development and Strategy for the Fox Entertainment Group, Inc. (“Fox”) from April 2004 to December 2004, Executive Vice President of Fox Networks Group from January 2003 to April 2004 and Executive Vice President of Fox Television from April 2001 to January 2003. Prior to joining Fox, from 1999 to 2000, Mr. Battista was the Co-Founder and Chief Executive Officer of iFUSE, a privately held Internet company. iFUSE entered into Chapter 7 bankruptcy proceedings in 2000. Before launching iFUSE, Mr. Battista spent nine years at the Fox organization in numerous operating positions and before that, as a financial analyst at Morgan Stanley. Mr. Battista received an MBA from Harvard Business School in 1990 and a BS in Business Administration from Georgetown University in 1986.	December 2004

Peter Chernin (56)	Mr. Chernin has been a director of the Company since April 2002. Mr. Chernin has been a Director, and the President and Chief Operating Officer of News Corporation since 1996. Mr. Chernin has been a Director and the President and Chief Operating Officer of Fox since 1998. Mr. Chernin has been a Director and the Chairman and Chief Executive Officer of News America Incorporated since 1996 and in various executive capacities at Fox subsidiaries since 1989. Since October 2002, Mr. Chernin has been on the Los Angeles Board of the Museum of TV & Radio. He has served as a Director of The DIRECTV Group, Inc. (“DIRECTV”) since November 2003 and as a Director of American Express Company since January 2006. Former directorships include e*Trade Group, Inc. from 1999 to 2003 and TV Guide, Inc. from 1999 to July 2000.	April 2002

Name and Age	Business Experience and Directorships	Director Since
David F. DeVoe (61)	Mr. DeVoe has been a director of the Company since June 2001. Mr. DeVoe has been a Director and the Chief Financial Officer of News Corporation since 1990 and its Senior Executive Vice President since 1996. Mr. DeVoe has been a Director of News America Incorporated since 1991 and a Senior Executive Vice President since 1998. Mr. DeVoe has been a Director of Fox Entertainment Group since 1991 and its Senior Executive Vice President and Chief Financial Officer since 1998. Mr. DeVoe has been a Director of STAR Group since 1993, NDS Group plc since 1996, British Sky Broadcasting Group plc since 1994, and DIRECTV since 2003.	June 2001

Nicholas Donatiello, Jr. (47)	Mr. Donatiello has been a director of the Company since July 2000. Mr. Donatiello was a director of TV Guide, Inc. from June 1999 to July 2000 and has been the President and Chief Executive Officer of Odyssey Ventures, Inc., which is the general partner of Odyssey, L.P., since September 1993. Odyssey, L.P. is principally engaged in conducting market research and consulting regarding consumer adoption and usage of new media products and services. Prior to founding Odyssey, Mr. Donatiello was Press Secretary and Campaign Manager for U.S. Senator Bill Bradley and a consultant with McKinsey & Company. Mr. Donatiello is a director of the following private companies: W.R. Hambrecht + Co., a privately held investment bank, a registered broker/dealer, and an NASD member, where he is a member of the audit committee; Aristotle International, a database company that provides information and services around its database of registered voters in the United States and other countries of the world, where he is a member of the audit committee; and Picaboo Corporation, an early-stage company that provides software and services to consumers to facilitate the creation of photobooks and related products. Mr. Donatiello is also Chairman of the Board of Directors of Northern California Public Broadcasting, Inc. (NCPB) the most watched public television broadcaster and the most listened to public radio broadcaster in the country. NCPB operates public television stations KQED (San Francisco), KTEH (San Jose), KCAH (Monterey) and public radio stations KQED-FM (San Francisco) and KQEI-FM (Sacramento/North Highlands). Mr. Donatiello holds an undergraduate degree in engineering from Princeton University and an MBA from the Stanford University Graduate School of Business.	July 2000

Name and Age	Business Experience and Directorships	Director Since
James E. Meyer (53)	Mr. Meyer has served as a director of the Company since May 1997. Mr. Meyer has been at Sirius Satellite Radio as President of Operations and Sales since April 2004. Mr. Meyer is also President of Aegis Ventures Incorporated, a consulting firm that provides general management services. From December 2001 until 2002, Mr. Meyer served as special advisor to the Chairman of Thomson Multimedia, Inc. (“Thomson”). From January 1997 until December 2001, Mr. Meyer served as the Senior Executive Vice President for Thomson as well as Chief Operating Officer for Thomson Consumer Electronics. From 1992 until 1996, Mr. Meyer served as Thomson’s Senior Vice President of Product Management. Mr. Meyer has held positions in the financial departments of such companies as RCA, General Electric and Thomson.	May 1997

K. Rupert Murdoch (76)	Mr. K.R. Murdoch has been a director of the Company since May 2001. Mr. K.R. Murdoch has been Chairman of the Board of Directors of News Corporation since 1991 and Chief Executive Officer since 1979. Mr. K.R. Murdoch has been a Director of News Limited, News Corporation’s principal subsidiary in Australia, since 1953, a Director of News International Limited, News Corporation’s principal and wholly-owned subsidiary in the United Kingdom, since 1969, and a Director of News America Incorporated, News Corporation’s principal subsidiary in the United States, since 1973. Mr. K.R. Murdoch has been a Director of Fox since 1985, its Chairman since 1992 and its Chief Executive Officer since 1995. Mr. K.R. Murdoch has been a Director of STAR Group since 1993, a Director of British Sky Broadcasting Group plc since 1990 and its Chairman since 1999, and Chairman of DIRECTV since 2003. Mr. K.R. Murdoch served as a Director of China Netcom Group Corporation (Hong Kong) Limited from 2001 to 2005.	May 2001

James P. O’Shaughnessy (60)	Mr. O’Shaughnessy has served as a director of the Company since October 2004. He currently conducts a consulting practice in the field of intangible asset management and also serves as a principal in Lake Street Holding, LLC, a company devoted to technology management. Mr. O’Shaughnessy retired from Rockwell Automation in 2004 where he served as Vice President and Chief Intellectual Property Counsel. Having joined Rockwell International in 1996, Mr. O’Shaughnessy led the company’s successful effort to resolve the significant patent issues it faced at that time, while also helping to build a technology portfolio for future competitive advantage. Prior to his service with Rockwell, Mr. O’Shaughnessy was a partner with Foley & Lardner in Milwaukee, WI, where, over a ten-year period, he helped to grow the firm’s intellectual property practice into the then largest patent practice worldwide. His clients have included Advanced Micro Devices, Boeing Aerospace, and Cox Laboratories. He received a BS in materials engineering from Rensselaer Polytechnic Institute in 1972 and earned his JD from Georgetown University Law Center in 1977.	October 2004

Name and Age	Business Experience and Directorships	Director Since
Ruthann Quindlen (53)	Ms. Quindlen has been a director of the Company since October 2004. Since 1994, Ms. Quindlen has been a general partner or managing member of Funds VI-VIII with Institutional Venture Partners (IVP), one of Silicon Valley’s leading investment firms. At IVP, Ms. Quindlen works with her partners to evaluate ongoing investments in IVP portfolio companies. Prior to joining IVP, Ms. Quindlen was a managing director at Alex Brown & Sons. During her 10-year tenure, she assisted a variety of software firms and worked on the IPOs of leading software companies including Microsoft, AOL, Aldus, Borland, Broderbund, Electronic Arts, McAfee Associates and the 3DO Corporation. Author of Confessions of a Venture Capitalist, published by Warner Books, Ms. Quindlen graduated with an MBA from the Wharton School of the University of Pennsylvania in 1983, and with a BS in Foreign Service from Georgetown University in 1976.	October 2004

Directors are elected by a plurality of the votes, which means the nominees who receive the largest number of properly cast votes will be elected as directors. Each share of common stock is entitled to one vote for each of the nine director nominees.

Executive Officers

The current executive officers of the Company are as follows (the ages shown are as of February 14, 2008):

Name and Age	Position
Richard Battista (43) Chief Executive Officer and Director	See biography above under “Directors”.

Bedi A. Singh (48) Executive Vice President and Chief Financial Officer	Mr. Singh has served as Executive Vice President and Chief Financial Officer of the Company since April 2006. Prior to joining the Company, since 2004, Mr. Singh served as Chief Finance and Administration Officer for Novartis Pharma A.G. in Switzerland. From 1999 to 2003, Mr. Singh was Executive Vice President and Chief Financial Officer of Sony Pictures Entertainment in Los Angeles, a division of Sony Corporation. Before joining Sony Pictures Entertainment, Mr. Singh spent nine years at News Corporation, serving in senior financial roles, including Financial Controller at News International plc; Senior Vice President Office of the Chairman; and Deputy Chief Financial Officer and Senior Vice President Strategic Planning at Fox Filmed Entertainment. Prior to that, Mr. Singh spent ten years in public accounting and management consulting in the United Kingdom and Nigeria.

Stephen H. Kay (47) Executive Vice President and General Counsel	Mr. Kay has served as Executive Vice President and General Counsel since January 2003. Prior to joining the Company, Mr. Kay was a partner at the law firm of Hogan & Hartson L.L.P. where he was a member of the Business & Finance Group. Mr. Kay became a partner at Hogan & Hartson in March 2002 as part of the firm’s merger with Squadron Ellenoff Plesent & Sheinfeld LLP. At Squadron Ellenoff, Mr. Kay was a member of the Executive Committee and Co-Chair of the Corporate and Securities Department. He joined Squadron Ellenoff in 1987, becoming a partner in that firm in 1995.

Mike McKee (53) Chief Operating Officer; President, Interactive Program Guides	Mr. McKee has served as Chief Operating Officer of the Company and President, Interactive Program Guides since October of 2005 and prior to that as Chief Operating Officer of the worldwide CE division since April 2004. Mr. McKee joined the Company in 1997 as President of the Superstar/Netlink Group. In addition to leading the Superstar/Netlink Group, he concurrently was the President of UVTV, Inc. starting in 1999 and SpaceCom in 2002. Mr. McKee held these positions until the Company sold these businesses in April 2004.

Name and Age	Position
J. Scott Crystal (51) President, TV Guide Publishing Group	Mr. Crystal has been President of TV Guide Publishing Group since October 2005 after having served three years as Senior Vice President and Publisher. Prior to joining the Company in December 2002, Mr. Crystal served as President and Chief Executive Officer of Gruner & Jahr USA’s Business Innovator Group from July 2001 until July 2002 overseeing Inc and Fast Company magazines. Previously, Mr. Crystal was Executive Vice President and Publishing Director of the Consumer Magazine Group at Ziff Davis Media, Inc. from 2000 to 2001. Before joining Ziff, Mr. Crystal spent eight years at the National Geographic Society, the last six as Vice President and Publishing Director overseeing all consumer magazines.

Ryan O’Hara (39) President, TV Guide Network	Mr. O’Hara has served as President, TV Guide Network since August 2005. Prior to that Mr. O’Hara served as President, ODS Technologies, L.P. dba TVG Network since June 2004 and prior to that as its Chief Operating Officer since February 2004. From June 2002 to February 2004, Mr. O’Hara served as Senior Vice President of Business Development and Strategic Planning of the Company. Prior to joining the Company, Mr. O’Hara served as Director of Interactive Television Strategy for British Sky Broadcasting Group plc from 2000 until 2002. Mr. O’Hara previously held senior business development roles for both Fox Cable Networks and Fox Sports Networks, which include Fox Sports Net, Speedvision, Outdoor Life and the FX Channel, served as an entertainment management consultant at PricewaterhouseCoopers LLP and was an Associate Marketing Manager for Nestle USA.

Thomas Carson (48) President, North American Interactive Program Guide	Mr. Carson has served as President, North American Interactive Program Guide since October 2006. He previously served as President of TV Guide On-Screen since April 2006. Mr. Carson joined the Company from the Thomson Corporation, where he was Executive Vice President of Operational Programs from 2005 through April of 2006. He held various other senior positions at Thomson from 2002 through 2005, including Executive Vice President of Patents and Licensing.

Steve Shannon (43) Executive Vice President and General Manager, Product Development	Mr. Shannon has served as Executive Vice President and General Manager of Product Development since January 2006. Mr. Shannon joined us from Akimbo Systems, Inc., a company that he founded in 2002. At Akimbo Mr. Shannon held responsibilities for product strategy, programming, distribution, and marketing. Previously, he was Vice President of Marketing from September 1998 to June 2002 at Replay TV, a company he co-founded.

Richard Cusick (37) Senior Vice President and General Manager, Digital Media	Mr. Cusick has served as Senior Vice President and General Manager, Digital Media since November 2005 and prior to that as Senior Vice President, Business Development and Strategic Planning since February 2004. Prior to joining the Company in March 2002 as Vice President, Business Development and Strategic Planning, Mr. Cusick was an investment banker with Lehman Brothers Inc. from 2000 to 2002 and with Bear, Stearns Inc. from 1998 to 1999. Previously, he served in the Director General’s office of the telecommunications regulatory arm (Directorate General XIII) of the European Commission.

David Nathanson (31) Senior Vice President and General Manager, ODS Technologies, L.P. dba TVG Network	Mr. Nathanson has served as Senior Vice President and General Manager of ODS Technologies, L.P. (dba TVG Network) since November 2005. Prior to joining the Company, Mr. Nathanson was Vice President, Business and Operations, with Fox Reality from April 2005 to November 2005. Previously he was Vice President, Advanced Services and Channel Development for Fox Cable Networks and General Manager, Fox College Sports from August 2000 to April 2005. He began his career at News Corporation as director, marketing from September 1999 to August 2000.

Sanjay Reddy (41) Senior Vice President, Business Development and Strategic Planning	Mr. Reddy has served as Senior Vice President, Business Development and Strategic Planning since December 2005. Prior to joining the Company in June 2004 as Vice President, Business Development and Strategic Planning, Mr. Reddy was a Principal in an offshore animation company from June 2002 to May 2004. Previously he was a Vice President in the M&A group at Salomon Smith Barney in Los Angeles from May 2001 to December 2001 and a Vice President in Corporate Development at Covad Communications from February 2000 to May 2001. Before joining Covad, Mr. Reddy was an Associate at Salomon Smith Barney in New York from August 1997 to February 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that a Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and beneficial owners of more than 10% of the Company’s common stock are required by the SEC to furnish the Company with copies of the reports they file.

We believe that all of our current and former directors and executive officers reported on a timely basis all transactions required to be reported by Section 16(a) during 2007.

Standards of Business Conduct and Code of Ethics

The Company has a Standards of Business Conduct, which is applicable to all officers, directors and employees of the Company. In addition, the Board approved a separate Code of Ethics, which contains provisions specifically applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics and Standards of Business Conduct are available on the Company’s Investor Relations Web site (http://ir.gemstartvguide.com). The Company intends to post any amendments to or waivers from its Code of Ethics applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer at this location on its Web site.

Audit Committee

We have an Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, composed of James E. Meyer, who serves as chair of the Committee, Nicholas Donatiello, Jr. and Ruthann Quindlen. The Audit Committee Charter provides that its members shall consist entirely of directors who the Board determines are “independent” in accordance with NASDAQ listing standards and who meet the additional “independence” requirements imposed by NASDAQ for audit committee membership. The Board determined that each of the members of the Audit Committee meets the foregoing independence requirements. The Board has determined that Mr. Meyer, chairman of the Audit Committee, is an “audit committee financial expert,” as such term is defined by the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Compensation Committee is responsible for the oversight of executive compensation objectives and policies, including compensation for the Company’s Chief Executive Officer, and reviews the Company’s executive compensation programs on an ongoing basis. The Compensation Committee oversees the administration of the Company’s stock incentive plans, which provide the Company with the ability to periodically reward key employees with equity awards such as options to purchase shares of the Company’s common stock, restricted stock and restricted stock units. The Compensation Committee also oversees the administration of an annual discretionary cash bonus plan, which provides incentive compensation to employees based on the achievement of corporate objectives, business unit objectives and individual performance goals. The Compensation Committee meets several times throughout the year. The Chief Executive Officer often participates in these meetings and discusses his recommendations regarding compensation paid to other executives, including the Named Executive Officers, and the structure of the compensation program in general. The Committee members are Peter Chernin (Chairman), James E. Meyer and James P. O’Shaughnessy, all of whom have been determined by the Board of Directors to be independent, outside Directors within the meaning of the regulations of the NASDAQ Stock Market, and the applicable Securities and Exchange Commission rules. The Compensation Committee may delegate its responsibilities but does not, as a matter of policy, delegate its responsibilities to any director who is not a member of the Compensation Committee or to any member of management.

The Compensation Committee uses tally sheets in its review of executive compensation. The Compensation Committee reviewed all components of each Named Executive Officer’s compensation for fiscal 2007 including base salary, bonus, stock-based compensation, accumulated realized and unrealized stock option gains, the dollar value to the Named Executive Officer and cost to the Company of all perquisites and other personal benefits. A summary setting forth all the above components and affixing dollar amounts to each component is prepared and reviewed by the Compensation Committee. Based on this review in 2007, the Compensation Committee found such total compensation, in the aggregate, to be reasonable and appropriate.

The Compensation Committee has the authority under the Compensation Committee Charter to retain outside consultants or advisors to assist the Committee. In accordance with this authority, in 2007 the Committee engaged Mercer Human Resources Consulting (“Mercer”) as an independent outside compensation consultant to advise the Committee on matters related to an employee retention plan in connection with the Company’s announced review of strategic alternatives. The Compensation Committee selected Mercer to advise on and make recommendations regarding the employee retention plan because of Mercer’s experience with advising other companies in mergers and acquisitions transactions. In the scope of its engagement, Mercer provided the Compensation Committee with information on what other companies had done with respect to retention arrangements with employees and assisted the Compensation Committee to structure the employee retention plan.

In addition, the Committee retained Deloitte Consulting LLP (“Deloitte”) to analyze the IRC Section 280G implications in connection with the Chief Executive Officer’s new employment agreement. Deloitte was selected for this task because of its familiarity with the Company’s compensation program due to its previous work for the Committee. Deloitte was also engaged by the Committee in 2006 as an independent outside compensation consultant to advise the Committee on matters related to the Company’s Long-Term Incentive Plan that was ratified by stockholders in 2007. Some of the work under this engagement was performed by Deloitte in 2007.

General Compensation Philosophy

The Company’s executive compensation program is designed to establish a compensation system that will attract and retain individuals who are capable of leading the Company towards achieving its business objectives in an industry characterized by competitiveness, growth and change. The Company believes that compensation paid to Named Executive Officers should be closely aligned with the performance of the Company on both a short and long-term basis. We design our programs to reward performance, with each element of compensation linked to performance (that of the individual, any relevant business unit and the overall organization). Decisions regarding the compensation of the Named Executive Officers are based primarily on an assessment of each Named Executive Officer’s leadership and operational performance and the individual’s potential to enhance long-term shareholder value. Significant factors affecting compensation decisions include: performance compared to the financial, operational and strategic goals established for the executive for that year; nature, scope and level of responsibilities; contribution to the Company’s financial results, especially with respect to key metrics such as revenue and adjusted EBITDA; and contributions to operational and strategic objectives of the Company.

Named Executive Officer compensation at the Company is generally paid in three key elements:

•	A base salary;

•	An annual bonus, which is paid in cash and which is discretionary except for the Chief Executive Officer who has a minimum annual bonus specified by contract; and

•	A grant of stock-based compensation (such as stock options and/or shares of restricted stock or restricted stock units).

In addition, the Company offers various benefits and perquisites which are discussed below, including a 401(k) plan and health insurance plans and programs in which substantially all of the Company’s full-time employees participate. The Compensation Committee reviews all the elements of compensation both separately and in the aggregate when making compensation decisions for the Named Executive Officers.

In 2007, we announced that the Company was exploring strategic alternatives which may include a sale of the Company. As a result, the Compensation Committee approved a retention program (the “Retention Program”) to promote the retention of our current executives during this process. Each of the Named Executive Officers (except for the Chief Executive Officer who is subject to the terms and conditions set forth in his employment agreement) is a participant in the Retention Program. The Compensation Committee believes that in order to maximize shareholder value in a strategic transaction, the Company must eliminate the potential distraction due to personal uncertainties and risks that arise when a strategic transaction is pending. Thus, the Compensation Committee provided certain executives with retention and severance benefits and employees with enhanced severance and other benefits in the event of certain terminations of employment following the closing of a change of control transaction.

Base Salary

Named Executive Officers’ base salaries (compensation of the Chief Executive Officer is discussed in more detail below) are set pursuant to each executive’s employment agreement, if applicable, which are approved by the Compensation Committee. The Company believes that offering competitive base salaries is necessary to attract and retain talented executives who will help maximize the short and long-term growth of the Company. The amount of each Named Executive Officer’s salary is based on the individual’s experience and the individual’s duties and anticipated contributions to the Company. The amount of each Named Executive Officer’s salary is also determined by reference to the salaries paid to other executives at the Company, but the Company does not use a formula to determine the base salaries of its Named Executive Officers. Instead, the Compensation Committee reviews the recommendations of the Chief Executive Officer concerning the establishment and annual review of base salaries. Salary increases for Named Executive Officers are either set by the terms of such executive’s employment contract or at the discretion of the Compensation Committee and, in general, have been in the range of 5% per year. When exercising its discretion to award salary increases, the Compensation Committee has taken into account such factors as increases in cost of living, the Named Executive Officer’s performance and internal pay equity considerations. Each of the Named Executive Officers, except Mr. Kay, is a party to an employment agreement with the Company. Pursuant to such agreements, although the decision to increase the Named Executive Officer’s salary after an annual review is within the discretion of the Compensation Committee, if the Compensation Committee determines to increase their salaries, certain of the employment agreements provides for various minimum levels for such increases.

In 2007, the Named Executive Officers were awarded the following increases to their base salaries:

•

Mr. Battista’s base salary was increased from $915,815 to $957,600 (5%) (through June 27, 2007) as a result of the Compensation Committee’s annual review of executive officer salaries, and from $957,600 to $1,000,000 (4%), effective June 27, 2007, as a result of arm’s length negotiations in connection with the extension of his employment agreement, which was due to expire on December 8, 2007;

•	Mr. Singh’s base salary was increased from $625,000 to $656,000 (5%), effective April 17, 2007, pursuant to the terms of his employment agreement;

•	Mr. McKee’s base salary was increased from $735,000 to $771,750 (5%), effective October 15, 2007, pursuant to the terms of his employment agreement;

•	Mr. Crystal’s base salary was increased from $740,000 to $780,000 (5%), effective October 17, 2007, pursuant to the terms of his employment agreement;

•	Mr. Kay’s base salary was increased from $693,000 to $725,000 (5%), effective September 1, 2007, upon the expiration of his prior employment agreement.

Additional discussion regarding the terms of the employment agreements of the Named Executive Officer with respect to compensation follows the Summary Compensation Table on page 62.

Discretionary Annual Bonus

Annual bonuses are paid pursuant to the terms of the TV Guide Annual Bonus Plan (the “Bonus Plan”), a cash bonus plan designed to align the performance goals and incentive compensation of eligible participants with the strategic direction and financial performance of the Company. We pay annual bonuses to encourage and reward exceptional performance for the year. However, with respect to the Chief Executive Officer, we are required to pay a minimum annual bonus under the terms of his employment agreement. Bonuses are typically paid in the first quarter of the fiscal year following the Bonus Plan year. Bonus amounts are based on individual performance, and the financial performance of an individual’s business unit and the financial performance of the Company as a whole relative to annual budgets. However, the Compensation Committee has the authority not to award a bonus or to award a bonus that is greater or less than the specified payout under the Bonus Plan.

The Compensation Committee uses its discretion in making awards under the Bonus Plan. The actual bonus awarded to a participant is based on two criteria: an individual component and an economic component. In general, target bonus awards for the Company’s Named Executive Officers range from 40% of base salary for Named Executive Officers who are classified as “Executive Vice Presidents” to 50% of base salary for Named Executive Officers who are classified as operating division “Presidents.” Based on his employment agreement with the Company, Richard Battista, the Chief Executive Officer of the Company, is guaranteed a minimum bonus of 40% of base salary and his target bonus is 80% of his base salary. However, Mr. Battista’s actual bonus award as a percentage of base salary may be greater than 80% depending on his performance under the terms of the Bonus Plan. For a discussion of Mr. Battista’s bonus award for 2007, see “Compensation of the Chief Executive Officer” on page 57.

Individual Component (50%). Fifty percent (50%) of a Named Executive Officer’s bonus award is based upon the Named Executive Officer’s performance review and achievement of specific individual goals established by the Company for the Bonus Plan year. For the performance review, a Named Executive Officer is evaluated based on certain core performance competencies. Some examples of core performance competencies evaluated include initiative, communication, problem solving, business acumen, strategic ability and team management.

For the bonus goal assessment, each Named Executive Officer (other than the CEO) is required to develop three bonus goals, which are approved by the CEO. These goals change annually based on the Named Executive Officer’s areas of responsibility and the objectives and strategy of the Company. In general, the bonus goals are tailored toward the specific responsibilities of a Named Executive Officer and, as a result, each Named Executive Officer’s goals are unique. These bonus goals may include expanding the Company’s intellectual property portfolio and increasing licensing revenues, attracting new customers, launching new products, increasing cross-promotional and branding opportunities or implementing cross-platform strategies within the Company. At the end of the fiscal year, the CEO reviews the individual’s bonus goals and assesses the Named Executive Officer’s achievement of the goals. In previous years, the aggregate amount of funds available to each business unit or functional group manager to allocate among their employees in respect of the Individual Component was capped at a maximum aggregate amount equal to 100% of the Individual Component for all employees in the group. Beginning in 2007 and going forward, the Compensation Committee approved an amendment to the Bonus Plan so that it allows funding of the Individual Component based on the economic performance of the Company, i.e. if the Company exceeds its revenue and adjusted EBITDA budget targets, aggregate funding of the Individual Component will match the Economic Component, up to a cap of 120% (see the discussion of the Economic Component below).

Once the CEO has completed a review of both the Named Executive Officer’s achievement of the bonus goals and performance during the fiscal year, the CEO determines the individual component of the bonus determination for the Bonus Plan.

Economic Component (50%). The Economic Component is based upon achievement of economic performance objectives of the Company and/or Business Unit, and represents fifty percent (50%) of the bonus award. The Economic Component is allocated among and measured against Company adjusted EBITDA, Company revenue, Business Unit adjusted EBITDA and Business Unit revenue (each an “Economic Performance Indicator”), as appropriate for the Named Executive Officer’s role and responsibilities within the Company. The Economic Component references the percentage by which the applicable Bonus Plan year actual revenue and actual adjusted EBITDA numbers meet or exceed the applicable budgeted adjusted EBITDA and revenue numbers for the Bonus Plan year. The Economic Component is calculated on a sliding straight line scale, beginning at 80%, with the maximum Economic Component equal to 120% of the targeted amount. If the minimum 80% threshold is not met for any one of the Economic Performance Indicators, then the specific Economic Performance Indicator which has not been met will not be paid out.

The Compensation Committee has the sole discretion to modify or amend any Economic Performance Indicators at any time because of unusual, extraordinary or non-recurring circumstances. The Economic Performance Indicators are determined by the Compensation Committee in its sole discretion based upon the Company’s approved budget for the plan year. In 2007, the Compensation Committee did not materially modify or amend any Economic Performance Indicators.

The Company does not disclose the specific thresholds for the Economic Performance Indicators because such information constitutes confidential and sensitive financial information. If this information were publicly disclosed, it would cause competitive harm by alerting the Company’s competitors to certain of our important internal financial performance targets which would in turn provide them with valuable insight into our views on the state of the markets in which we operate and our internal benchmarks. For fiscal year 2007, the average percent earned by the Named Executive Officers under the Bonus Plan was 140% of the target payout opportunity and in year 2006 the average payout level was 125% of target payout opportunity. The fiscal 2007 discretionary annual bonus for the Named Executive Officers are shown in the Summary Compensation Table on page 62.

An additional bonus pool of up to 5% of the total dollar amount of the aggregate target awards for all plan participants may be established, at the request of the CEO with the approval of the Compensation Committee, to reward extraordinary efforts of deserving employees, including Named Executive Officers. Any amounts awarded to individual employees are based on the recommendation of the CEO and approved by the Compensation Committee. In all events, the aggregate annual awards under the Bonus Plan are limited to the regular bonus awards and awards from the additional bonus pool authorized by the Compensation Committee. When determining whether to make awards to Named Executive Officers from the additional bonus pool, the Compensation Committee evaluates recommendations made by the CEO and considers such factors as the individual’s performance during the year, any unusual factors that may have negatively impacted the Economic Performance Indicators beyond the control of the Named Executive Officer and the Named Executive Officer’s performance in relation to the performance of other individuals in the Company. Specific weights are not assigned to the factors considered. Rewards paid out of the additional bonus pool for performance in 2007, in recognition of individual achievements in 2007, totaled $247,490 or approximately 30% of the total $815,933 that was available for distribution from the additional bonus pool. For performance in 2007, the Compensation Committee, at the recommendation of the CEO, approved awards from the additional bonus pool to Messrs. Crystal, Kay and Singh. In making the additional bonus award of $18,655 to Mr. Crystal, the Compensation Committee acknowledged Mr. Crystal’s strong contributions to the Company in the strategic and operational performance of the TV Guide magazine, particularly in a challenging publishing environment, outside of the bonus goals evaluated as a component of Mr. Crystal’s Individual Component. In making the additional bonus award of $76,989 to Mr. Kay, the Compensation Committee acknowledged the important contributions made by Mr. Kay to the Company’s achievement of certain operational, financial and strategic objectives, outside of the bonus goals evaluated as a component of Mr. Kay’s Individual Component. In making the additional bonus award of $32,260 to Mr. Singh, the Compensation Committee acknowledged the important contributions made by Mr. Singh to the Company’s achievement of certain operational, financial and strategic objectives, outside of the bonus goals evaluated as a component of Mr. Singh’s Individual Component.

The discretionary annual bonus for performance in 2008 will also be paid pursuant to the terms of the Bonus Plan, and participants will again be evaluated based on both an Individual Component and an Economic Component. The Compensation Committee expects to the apply the same Economic Performance Indicators in 2008 as it did in 2007, and the thresholds for the Economic Performance Indicators in 2008 will be materially consistent with those in 2007.

Equity Compensation

The third component of executive compensation is equity grants which may come in the form of stock options, restricted stock and restricted stock units. These grants are designed to provide long-term incentives to executive officers and to better align interests of executives with the interests of stockholders. Such equity compensation provides an incentive that focuses the individual’s attention on managing the Company from the perspective of an owner with an equity stake in the business. The value of stock options is tied to the future performance of the Company’s common stock, and the recipient will benefit only when the price of the Company’s common stock increases above the option exercise price. Stock options reward management for long-term strategic planning through the resulting enhancement of share price. The Company believes that a compensation structure that includes the periodic granting of long-term incentives such as stock options helps to attract and retain senior managers with long-term management perspectives.

Option Grants

In May 2007, the Compensation Committee made annual stock option grants to each of the Company’s executive officers under the 2007 Long-Term Incentive Plan. Each grant allows the officer to acquire shares of the Company’s common stock, subject to annual vesting over a four-year period, and continued employment with the Company. These shares may be acquired at a fixed price per share (the market price on the grant date) over a ten-year period. Each Named Executive Officer’s grant amount was based on the following formula which takes into account the individual’s salary and position and level of responsibility within the Company:

(Salary/Stock Price)    x    (Position Level %)    x    (Performance Rating %)

With respect to position level, percentages ranging from 50% to 100% are assigned to the Named Executive Officers based on their titles. In connection with the performance rating percentage, each Named Executive Officer’s performance is rated on a scale of 1-5, and each rating has a pre-determined percentage assigned to it. This formula was used by the Compensation Committee to determine the stock option grants made to Named Executive Officers in 2007. The 2007 stock option grants made to Named Executive Officers are shown in the Grants of Plan Based Awards Table on page 65. Because of the pendency of the proposed merger with Macrovision and restrictions set forth in the merger agreement, the Compensation Committee does not expect to make any equity grants in 2008.

In addition to the annual equity grants, in an effort to ensure that a position is filled by a superior individual, in certain situations the Company has also included a grant of options in the compensation package it offers to new executive officers. The Company believes that this practice helps attract qualified individuals and gives these newly appointed executives an immediate interest in the long-term growth of the Company. In connection with such grants, the Company has in certain cases, tied the exercise price of the grant to the start-date of the executive, if later than the date the grant was approved by the Compensation Committee. The Company uses this practice in order to ensure the timeliness of filings required by Section 16 of the Exchange Act of 1934 and because individuals must be employees of the Company at the time of grant pursuant to the terms of the Company’s stock option plan. For a discussion of the Company’s practices regarding the granting of stock options, please see “Executive Compensation Policies and Practices—Stock Option Grant Practices” on page 61.

In addition to the annual stock option grants, in 2007 the Company agreed to grant Mr. Battista restricted stock in connection with his new employment agreement effective June 27, 2007. The grant of restricted stock to Mr. Battista vests ratably over three years, subject to acceleration under certain conditions, and was intended to provide a retention incentive. No other Named Executive Officers were granted restricted stock or restricted stock units in 2007.

Retention Program Payments

On August 14, 2007, the Compensation Committee adopted a Retention Program to promote the retention of current executives and other employees of the Company while the Company explored strategic alternatives including the sale of the Company. The full Board of Directors had previously approved the parameters of the Retention Program and delegated to the Compensation Committee the authority to finalize the Retention Program within those parameters. The Retention Program provides for accelerated vesting of stock options for all current employees upon the occurrence of a change of control of the Company. The program also provides certain conditional cash payments to certain executives, including Named Executive Officers, that are subject to the occurrence of a change of control of the Company. Under the Retention Program, all current full time U.S. employees receive enhanced severance benefits in the event of a qualifying termination of employment following a change of control of the Company. In addition, certain Named Executive Officers will receive 280G gross-up payments under the Retention Program.

The Named Executive Officers, except for the CEO who is subject to the provisions of his employment agreement, are eligible to participate in the Retention Program. Upon a qualifying termination of employment during the one year period following a change of control, Named Executive Officers who have employment agreements in effect at the time of a change of control transaction may elect to receive salary and benefits continuation under the terms of their employment agreements in lieu of the enhanced severance benefits under the Retention Program. Disclosure concerning payments under these employment agreements appears in the section entitled “Elements of Post-Termination Compensation” on page 58.

Conditional Cash Payments. The conditional cash payments under the Retention Program are payable in two parts after the closing of a change of control transaction, each dependent upon the recipient being employed at the Company at the time of payment unless the recipient is involuntarily terminated without cause, or terminates his or her employment for good reason. 60% of the payment will be made upon closing of a change of control transaction while 40% of the payment will be made 90 days after the closing. All of the Company’s Named Executive Officers (other than the CEO) are eligible to receive awards under the Retention Program. The amount of the award that each participating employee is eligible to receive is based on the role that the employee is expected to perform in facilitating the completion of any proposed transaction and in preserving the value of the Company’s business during the strategic alternatives review process. Assuming a change of control transaction had been completed on December 28, 2007 (the last business day of the fiscal year) and each executive remained employed through the three-month anniversary of the completion date or was terminated without cause or resigned for good reason, the amounts of the conditional cash payments to the Named Executive Officers would have been as follows: Mr. Singh, $524,800, Mr. McKee, $588,000, Mr. Crystal, $125,000 and Mr. Kay, $554,400.

Enhanced Severance Benefits. As part of the Retention Program, Messrs. Singh, Kay and McKee will be eligible to receive a severance payout amount equal to 1.5 times annual compensation (base salary plus target bonus), and Mr. Crystal will be eligible to receive a severance payout amount equal to 1.0 times annual compensation (base salary plus target bonus). In addition, Messrs. Singh, Kay and McKee will be eligible for the continuation of health benefits for eighteen months, and Mr. Crystal will be eligible for continuation of health benefits for twelve months, in the event of a termination by the Company without cause, or by the executive for good reason, during a one year period following a change of control. Receipt of these enhanced severance benefits is subject to the executive providing a release of claims to the Company. Under the Retention Program, (a) “cause” means (i) the executive is convicted of, or pleads guilty or nolo contendere to, a felony; or (ii) the executive engages in conduct that constitutes continued willful neglect or willful misconduct in carrying out the executive’s duties, resulting, in either case, in economic harm to or damage to the reputation of the Company or any of its affiliates, after a written demand for substantial performance is delivered to the executive by the Chief Executive Officer of the Company that specifically identifies the manner in which the Chief Executive Officer of the Company believes that the executive has not substantially performed Executive’s duties, and (b) “good reason” means (i) a material diminution in the executive’s base salary or bonus opportunity, (ii) a material diminution in the executive’s authorities, duties or responsibilities within the Company, (iii) any change in the executive’s office location beyond thirty-five (35) miles from the location immediately prior to the change of control or (iv) any other action or inaction that constitutes a material breach by the Company of the agreements or plans under which the executive provides services to the Company.

280G Gross-up Payments. Pursuant to the Retention Program, Messrs. Singh, Kay and McKee are entitled to receive a 280G excise tax gross-up payment to the extent any payments to them are characterized as a parachute payment within the meaning of the Internal Revenue Code of 1986, as amended. Any such gross-up payments will only be made if the total parachute payment exceeds the applicable threshold amount by at least 10%.

Obligations of the Company upon Termination. If, following the effective date of the Retention Program and during the one-year period following a change of control, the Company terminates the eligible executive’s employment other than for cause or disability or the eligible executive terminates for good reason (as defined in the agreement), the Company shall pay the executive a lump sum in cash within 30 days after the date of termination, the aggregate of the following amounts; provided that executive executes, delivers to the Company and does not rescind a waiver of claims: (a) the sum of (i) the executive’s annual base salary through the date of termination to the extent not theretofore paid and (ii) any accrued vacation pay to the extent not theretofore paid; and (b) the amount equal to the product of (i) 1.5 or 1.0 (as applicable) and (ii) the sum of the executive’s annual base salary in effect immediately prior to the change of control (or, if greater, immediately prior to the date of termination) and the executive’s target bonus in effect immediately prior to the change of control (or, if greater, immediately prior to the date of termination). However, at the executive’s option, the executive may elect to forego the lump sum payment described above and receive a payment subject to the terms set forth in the employment agreement between the executive and the Company. In no event shall the executive receive severance payments under both the Retention Agreement and the employment agreement. Under the Retention Program, the Company shall reimburse the Executive on a monthly basis for eighteen or twelve months after the executive’s date of termination, an amount equal to the employer and employee contribution portion of the self-pay health insurance benefits for executive and his dependents under the Consolidated Omnibus Budget Reconciliation Act of 1985. To the extent not paid or provided, the Company shall timely pay or provide to the executive any other benefits in accordance with the terms of the underlying plans or agreements.

The Compensation Committee believes that the Retention Program effectively creates incentives for the Company’s executive team to build stockholder value and to encourage the highest value possible in a strategic transaction, despite the risk of losing employment and potentially not having the opportunity to otherwise vest in equity awards which comprise a key component of each Named Executive Officer’s compensation. These arrangements are intended to retain qualified executives that could have other job alternatives that may appear to them to be less risky absent these arrangements, particularly given the high degree of competition for executive talent in our industry. We believe the Retention Program strikes the appropriate balance between the incentives and the retention effects described above.

The value of the severance benefits that would be payable to the Named Executive Officers other than Mr. Battista, if their employment had terminated on December 28, 2007 (the last business day of the fiscal year) in a manner that entitled them to enhanced benefits under the Retention Program is estimated to be as follows:

Named Executive Officer	Cash Severance	Benefits Continuation	Other Benefits
Bedi A. Singh	$1,377,600	$37,947	$6,541

Stephen H. Kay	$1,522,500	$35,828	$—

Michael McKee	$1,736,438	$24,841	$—

J. Scott Crystal	$1,170,000	$24,078	$—

Other Benefits

The Company provides the Named Executive Officers with other benefits, reflected in the All Other Compensation column in the Summary Compensation Table below. Generally, the costs of these benefits constitute only a small percentage of each Named Executive Officer’s total compensation, and include car allowances, reimbursement for disability and life insurance policy premiums, Company contributions under the Gemstar Employees 401(k) and Profit Sharing Plan, moving expenses, and reimbursements for certain legal fees. The Committee has determined to offer the above-described personal benefits and perquisites in order to attract and retain the Named Executive Officers by offering compensation opportunities that are competitive with other employers in the industry. The Committee believes these benefits and perquisites provide a more tangible incentive than an equivalent amount of cash compensation. In determining total compensation payable to the Named Executive Officers, the Committee considers these benefits and perquisites. However, as these benefits and perquisites represent a relatively insignificant portion of the Named Executive Officers’ total compensation, they do not materially influence the Committee’s decision in setting such officers’ total compensation.

Compensation of the Chief Executive Officer

The Company’s executive compensation program is designed to motivate outstanding corporate and business performance in both the short and long-term. This reasoning extends to all employees of the Company, including the Chief Executive Officer, Richard Battista. Mr. Battista has served as the Chief Executive Officer since December 9, 2004.

Mr. Battista is compensated pursuant to an employment agreement dated as of June 27, 2007, which replaced an employment agreement between the Company and Mr. Battista dated December 9, 2004 which was scheduled to expire on December 9, 2007. The Company sought a continuation of Mr. Battista’s employment as the Company continued to execute on its business strategy and was in the early stages of considering a strategic alternatives review process to maximize stockholder value. The new employment agreement became effective June 27, 2007 and extended Mr. Battista’s employment with the Company through June 27, 2009. The terms of Mr. Battista’s employment agreement are more fully described following the “Summary Compensation Table” on page 63.

In establishing Mr. Battista’s compensation, the Compensation Committee made an overall assessment of Mr. Battista’s skills and experience, the challenges facing the Company and the compensation paid to executives at the Company. In February 2007, the Committee reviewed Mr. Battista’s total compensation based on a tally sheet which included a summary of

Mr. Battista’s base salary, his bonus, the value of his options and perquisites he receives. At that time, the Committee approved a 5% salary increase for Mr. Battista. In making this determination, the Compensation Committee considered Mr. Battista’s individual performance and the Company’s accomplishment of certain operational and strategic objectives. The Compensation Committee also discussed Mr. Battista’s total compensation in relative terms vis-a-vis other executives at the Company. Effective June 27, 2007, as a result of arm’s length negotiations in connection with the extension of Mr. Battista’s employment agreement, the Compensation Committee approved an additional 4% salary increase for Mr. Battista.

Mr. Battista is eligible to participate in and receive awards under the Company’s Bonus Plan. For performance in 2007 and in recognition of his achievements in 2007, the Compensation Committee, at the recommendation of the Chairman of the Board, approved an annual discretionary bonus to Mr. Battista in the amount of $1,261,983, which is equal to 126% of base salary. In making the discretionary annual bonus award to Mr. Battista, the Compensation Committee acknowledged Mr. Battista’s extraordinary performance in achieving the strategic, operational and financial objectives of the Company in 2007. The Compensation Committee also noted that these objectives were successfully accomplished while simultaneously managing the Company’s strategic alternatives review process.

Elements of Post-Termination Compensation

The following is a table and discussion that summarizes the material elements of post-termination payments and benefits for each Named Executive Officer. Payment obligations to and benefits for each Named Executive Officer arise pursuant to the terms of each such individual’s employment agreement with the Company. Mr. Kay is an employee at will and does not have an employment agreement with the Company.

Name	Event (1)	Salary Continuation or Severance and Bonus ($)(2)		Benefits and Perquisites ($)		Accelerated Options ($)(3)
Richard Battista	Termination without Cause or for Good Reason	2,490,958	(4)	97,884	(5)	1,889,475	(6)
	Death or Disability	1,251,611	(7)	97,884	(8)	—

Bedi A. Singh	Termination without Cause or for Good Reason	851,901	(9)	—		—
	Death or Disability	371,775	(7)	—		365,961	(10)

Michael McKee	Termination without Cause or for Good Reason	592,027	(11)	—		9,808	(12)
	Death or Disability	483,257	(7)	—		336,267	(13)

J. Scott Crystal	Termination without Cause	624,000	(14)	—		—
	Termination for Good Reason	1,069,383	(15)	—		—
	Death or Disability	445,383	(7)	—		—

Stephen H. Kay	Termination without Cause	167,307	(16)	—		—
	Termination for Good Reason	—		—		—
	Death or Disability	—		—		—

(1)	Event assumed to have occurred on the last business day of 2007 (December 28, 2007).
(2)	Under the terms of each Named Executive Officer’s employment agreement (other than Mr. Battista), if his employment is terminated by the Company without Cause or by the Named Executive Officer with Good Reason, he would be entitled to receive either (a) salary continuation through the earlier of the expiration of the term of his employment agreement or the date he obtains alternate employment or (b) a negotiated lump-sum payment. In this section, amounts assume a full payout under option (a) (salary continuation).
(3)	Based on the spread between the exercise price of the option and the closing stock price on the date of acceleration (December 28, 2007) multiplied by number of options with accelerated vesting.
(4)	Consists of (a) salary continuation of $1,495,890 for the period from December 28, 2007 through the end date of Mr. Battista’s employment agreement (June 27, 2009), which would be paid out over such term on normal pay dates for the Company, (b) a guaranteed bonus amount of $400,000 for 2007 (which would have been paid in lieu of the full actual bonus shown in the Summary Compensation Table), (c) a guaranteed bonus amount of $400,000 for 2008 and (d) a pro-rated guaranteed bonus amount of $195,068 for 2009.
(5)	Consists of (a) a total cost of $32,017 in respect of Mr. Battista’s continued participation in its health, welfare and other benefits plans through June 27, 2009, (b) $18,000 in respect of continued car allowance payments, (c) $32,909 in continued disability insurance premiums and (d) $14,958 in continued life insurance premiums.

(6)	Under the terms of Mr. Battista’s employment agreement, 501,323 unvested stock options would immediately vest and 300,000 shares of restricted stock would immediately vest and become free of restrictions.
(7)	Represents a pro-rated portion of the Named Executive Officer’s actual 2007 bonus (as shown in the Summary Compensation Table). The pro-rated amount shown in the above table would have been paid in lieu of the full actual bonus shown in the Summary Compensation Table.
(8)	Applicable upon disability only. Consists of (a) a total cost of $32,017 in respect of Mr. Battista’s continued participation in its health, welfare and other benefits plans through June 27, 2009, (b) $18,000 in respect of continued car allowance payments, (c) $32,909 in continued disability insurance premiums and (d) $14,958 in continued life insurance premiums.
(9)	Consists of salary continuation for the period from December 28, 2007 through the end date of Mr. Singh’s employment agreement (April 16, 2009), which would be paid out over such term on normal pay dates for the Company.
(10)	Under the terms of Mr. Singh’s employment agreement, 354,058 unvested stock options would immediately vest.
(11)	Consists of salary continuation for the period from December 28, 2007 through the end date of Mr. McKee’s employment agreement (October 4, 2008), which would be paid out over such term on normal pay dates for the Company.
(12)	Under the terms of Mr. McKee’s employment agreement, 4,880 unvested stock options would immediately vest.
(13)	Under the terms of Mr. McKee’s employment agreement, a total of 367,728 unvested stock options would immediately vest.
(14)	Consists of salary continuation for the period from December 28, 2007 through the end date of Mr. Crystal’s employment agreement (October 16, 2008), which would be paid out over such term on normal pay dates for the Company.
(15)	Consists of (a) salary continuation of $624,000 for the period from December 28, 2007 through the end date of Mr. Crystal’s employment agreement (October 16, 2008), which would be paid out over such term on normal pay dates for the Company, and (b) a pro-rated portion of Mr. Crystal’s actual 2007 bonus (as shown in the Summary Compensation Table), in the amount of $445,383. The pro-rated amount shown in the above table would have been paid in lieu of the full actual bonus shown in the Summary Compensation Table.
(16)	Consists of 12 weeks of salary paid as severance in accordance with the Company’s severance policy.

Richard Battista

If Mr. Battista’s employment is terminated due to his death, Mr. Battista’s estate or his beneficiaries shall be entitled to: (i) payment of Mr. Battista’s base salary through the date of death, (ii) payment of Mr. Battista’s pro-rated portion of the annual bonus for the fiscal year in which Mr. Battista’s death occurs, payable promptly after the fiscal year ending after the date of Mr. Battista’s death, (iii) exercise any stock options which shall have vested as of the date of Mr. Battista’s death for a period of one year following the date of termination (all vested or unexercisable options and executive stock as of such date shall be terminated and forfeited), and (iv) other or additional benefits in accordance with applicable plans and programs of the Company.

In the event Mr. Battista is terminated due to his disability (as defined in his employment agreement), Mr. Battista will be entitled to (i) payment of his base salary through the date of termination, (ii) payment of the pro-rated portion of the annual bonus for the fiscal year in which his death or Disability occurs, (iii) exercise any vested stock options for a period of 1 year following the date of termination (all unvested or unexercisable options and unvested executive stock as of such date shall be terminated and forfeited), (iv) other or additional benefits in accordance with applicable plans and programs of the Company, and (v) in the event of disability, until the earlier of the end of such disability and June 27, 2009, continued participation in medical, dental, hospitalization, and life insurance coverage and in such other employee plans and programs in which he was participating on the date of termination of his employment due to disability subject to the terms of such plans and to the extent such coverage may be made available to disabled employees.

If the Company terminates Mr. Battista for Cause (as defined in the employment agreement), he will be entitled to payment of his base salary through the date of termination. However, in the event of termination for Cause, all unvested or unexercisable options and unvested executive stock as of the date of termination shall be terminated and forfeited. All previously vested options as of the date of termination shall immediately cease to be exercisable and the Company shall have no further obligations to Mr. Battista.

If the Company terminates Mr. Battista’s employment for any reason other than for Cause (as defined in the employment agreement), death or disability, he will be entitled to receive the following: (a) payment of his base salary and the guaranteed portion of his annual bonus through the end of the employment agreement’s term payable over the remainder of the term; (b) the right to exercise, for the remainder of the option term, any vested stock options and any unvested options (where all unvested stock options in the Company as of the date of termination without cause that were previously granted to Mr. Battista under the employment agreement, the prior employment agreement dated December 9, 2004, or otherwise, shall vest fully and become immediately exercisable as of the date of termination without cause); (c) acceleration of vesting of (and the lapse of any remaining restrictions with respect to) all unvested executive stock as of the date of termination without cause; and (d) until the earlier of the end of the term of the employment agreement and the date on which Mr. Battista finds other employment, continued participation in the employee benefit plans and programs (excluding the option plan) in which he was participating on the date of termination of his employment subject to the terms of such plans and programs. Mr. Battista agrees to accept the severance provided for termination without cause as liquidated damages in lieu of any other damages or severance benefits to which he might be entitled as a result of the termination of his employment with the Company. The Company agrees that the payments contemplated in the event of termination without cause shall not be reduced by any compensation Mr. Battista may receive as a result of employment by another person or entity after the termination of his employment with the Company. The Company agrees that Mr. Battista shall have no obligation to mitigate damages in the event his employment is terminated without Cause.

Mr. Battista shall be entitled to terminate his employment for Good Reason in which case, Mr. Battista shall be treated as though his employment was terminated without cause as set forth in the previous paragraph. Good Reason is defined as the following circumstances: (a) if there is a change of control of the Company or News Corporation and its affiliates sell, in the aggregate, more than two-thirds of its existing equity interest in the Company to a third party; or (b) the Company, without the consent of Mr. Battista, (i) diminishes Mr. Battista’s title or position, (ii) reassigns Mr. Battista to a geographic location outside of Los Angeles County, (iii) makes a material change that is adverse to Mr. Battista in the nature of his responsibilities, authority or status (other than changes resulting from dispositions of divisions, subsidiaries or operating units, the outsourcing of corporate functions, or any increase in Mr. Battista’s responsibilities), (iv) does not reelect Mr. Battista to the Board, or (v) the Company breaches any material provision of the employment agreement.

Upon the close of the merger transaction signed on December 6, 2007, between Macrovision Corporation and the Company, Mr. Battista will leave the Company.

Bedi A Singh

If the Company terminates Mr. Singh’s employment for any reason other than for Cause (as defined in his employment agreement), death or disability or if Mr. Singh terminates his employment for a Good Reason (as defined below), Mr. Singh will be placed on contract payout status under which he may elect either to (i) remain employed by the Company and continue to receive compensation until the earlier to occur of the expiration of the term of his employment agreement and the date on which he obtains alternate employment (with a duty to actively seek alternate employment), or (ii) receive a negotiated lump-sum payment. Good Reason is defined as the following circumstances: (a) the Company requires Mr. Singh, without his consent, to relocate more than fifty (50) miles away from the greater Los Angeles, California metropolitan area; (b) the Company substantially diminishes Mr. Singh’s duties or responsibilities without his consent; (c) the Company reduces Mr. Singh’s annualized base salary; or (d) the Company breaches any material provision of the employment agreement. If Mr. Singh’s employment terminates due to his death or disability, he would be entitled to a pro-rated portion of his annual bonus, and stock options granted to him under his employment agreement, to the extent not already vested, would immediately vest.

Mr. Singh is eligible for the Retention Program and may receive enhanced severance benefits under the Retention Agreement in the event of termination of employment other than for cause or disability or if Mr. Singh terminates his employment for good reason (see “Retention Program Payments on page 56 for the definitions of these terms under the Retention Program). However, Mr. Singh shall either receive amounts payable pursuant to the Retention Agreement or his employment agreement, but in no event shall Mr. Singh receive payments under both the Retention Agreement and his employment agreement. For a discussion of the termination benefits under the Retention Program, please see “Retention Program Payments” on page 55.

Upon the close of the merger transaction signed on December 6, 2007, between Macrovision Corporation and the Company, Mr. Singh will leave the Company.

Michael McKee

If the Company terminates Mr. McKee’s employment for any reason other than cause, death or disability or if Mr. McKee terminates his employment for Good Reason (as defined below), Mr. McKee will be placed on contract payout status under which he may elect either to (i) remain employed by the Company and continue to receive compensation until the earlier to occur of the expiration of the term of his employment agreement and the date on which he obtains alternate employment (with a duty to actively seek alternate employment), or (ii) receive a negotiated lump-sum payment. Any unvested stock options granted to Mr. McKee prior to April 1, 2005 would vest in full and be exercisable for two years after such termination. Any stock options granted on or after April 1, 2005 would vest and be exercisable in accordance with the terms of the controlling stock option plan and stock option agreement. Good Reason is defined as the following circumstances: (a) the Company requires Mr. McKee to relocate his principal office more than fifty miles away from the greater Los Angeles, CA metropolitan area without his consent; (b) the Company substantially diminishes Mr. McKee’s duties or responsibilities, or the Company eliminates the words “President” or “Chief Operating Officer” from his title, in either case without his consent; or (c) the Company fails to pay any amounts owed to Mr. McKee when due or otherwise materially breaches any material term of the employment. If Mr. McKee’s employment terminates due to his death or disability, he would be entitled to a pro-rated portion of his annual bonus and stock options granted to him, to the extent not already vested, would immediately vest.

Mr. McKee is eligible for the Retention Program and may receive enhanced severance benefits under the Retention Agreement in the event of termination of employment other than for cause or disability or if Mr. McKee terminates his employment for good reason (see “Retention Program Payments on page 55 for the definitions of these terms under the Retention Program). However, Mr. McKee shall either receive amounts payable pursuant to the Retention Agreement or his employment agreement, but in no event shall Mr. McKee receive payments under both the Retention Agreement and his employment agreement. For a discussion of the termination benefits under the Retention Program, please see “Retention Program Payments” on page 55.

J. Scott Crystal

If the Company terminates Mr. Crystal’s employment for any reason other than cause, death or disability, or if Mr. Crystal terminates his employment for Good Reason (as defined below), Mr. Crystal will be placed on contract payout status under which he may elect either to (i) remain employed by the Company and continue to receive compensation until the earlier to occur of the expiration of the term of his employment agreement and the date on which he obtains alternate employment (with a duty to actively seek alternate employment), or (ii) receive a negotiated lump-sum payment. In addition, if Mr. Crystal terminated his employment for Good Reason, he would be entitled to a pro-rated portion of his annual bonus; provided, that if in these circumstances Mr. Crystal elects within ten (10) days to receive a negotiated lump-sum payment under option (ii) above, then the amount of the lump sum payment shall be in an amount equal to his remaining base salary payments through the end of his employment agreement term and he shall not be entitled to any bonus payment. Good Reason is defined as the following circumstances: (a) the Company requires Mr. Crystal to relocate his principal office more than fifty (50) miles of New York, New York without his consent; (b) the Company substantially diminishes Mr. Crystal’s duties or responsibilities as relates to the print publications operations (which shall not include the business and operations of TV Guide Online, TV Guide Data Solutions and SkyMall) within the Publishing Group, or the Company eliminates the word “President” from his title, in either case without his consent; or (c) the regularly scheduled frequency of publication for TV Guide magazine is reduced without Mr. Crystal’s consent. If Mr. Crystal’s employment terminates due to his death or disability, he would be entitled to a pro-rated portion of his annual bonus.

Mr. Crystal is eligible for the Retention Program and may receive certain enhanced severance benefits under the Retention Agreement in the event of termination of employment other than for cause or disability or if Mr. Crystal terminates his employment for good reason (see “Retention Program Payments on page 55 for the definitions of these terms under the Retention Program). However, Mr. Crystal shall either receive amounts payable pursuant to the Retention Agreement or his employment agreement, but in no event shall Mr. Crystal receive payments under both the Retention Agreement and his employment agreement. If Mr. Crystal elects to receive benefits under the Retention Program, he will not be eligible to receive a 280G excise tax gross-up payment to the extent any payments are characterized as a parachute payment within the meaning of the Internal Revenue Code of 1986, as amended. For a discussion of the termination benefits under the Retention Program, please see “Retention Program Payments” on page 56.

Executive Compensation Policies and Practices

Securities Trading Policy

This policy prohibits certain executives and other employees from engaging in any transaction in which they may profit from short-term speculative swings in the value of the Company’s securities. In addition, this policy is designed to ensure compliance with all insider trading rules.

Stock Option Grant Practices

Stock options provide for financial gain derived from the potential appreciation in stock price from the date that the option is granted until the date that the option is exercised. The exercise price of stock option grants is set at fair market value on grant date. Under the Company’s existing and proposed equity incentive plan, the Company may not grant stock options at a discount to fair market value or reduce the exercise price of outstanding stock options except in the case of a stock split or other similar event. The Company does not grant stock options with a so-called “reload” feature, nor does it loan funds to employees to enable them to exercise stock options. The Company’s long-term performance ultimately determines the value of stock options, because gains from stock option exercises are entirely dependent on the long-term appreciation of the Company’s stock price. The Company does not backdate options or grant options retroactively. In addition, we do not intentionally coordinate grants of options so that they are made before the announcement of favorable information, or after announcement of unfavorable information. The Company’s options are granted at fair market value on a fixed date with all required approvals obtained in advance of or on the actual grant date. All grants require the approval of the Compensation Committee, or a member of the Board of Directors acting under delegated authority. The Company’s general practice is to grant options only on the annual grant date and on pre-determined meeting dates during each quarter, although there are occasions when grants have been made on other dates.

Deductibility of Compensation Over $1 Million

We have considered the anticipated tax treatment to the Company regarding the compensation and benefits paid to the executive officers of the Company in light of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) of the Code renders non-deductible to a publicly-held corporation certain compensation in excess of $1 million paid in any year to certain of its executive officers, unless the excess compensation is “performance-based” (as defined therein) or is otherwise exempt from Section 162(m). The basic philosophy of the Company to strive to provide the executive officers of the Company with a compensation package which will preserve the deductibility of such payments for the Company to the extent reasonably practicable and to the extent consistent with its other compensation objectives. However, certain types of compensation payments and their deductibility (e.g., the spread and exercise of non-qualified options) depend upon the timing of an executive officer’s vesting or factors beyond the Company’s control and may affect the deductibility of certain compensation payments. To date, the non-deductibility of certain compensation under Section 162(m) of the Code has not significantly impacted the Compensation Committee’s decisions with regards to awards or compensation.

Conclusion

The Compensation Committee uses its discretion under a framework that takes both an Individual Component and an Economic Component into consideration to determine an executive’s bonus award. The Individual Component considers an individual’s performance based on both the individual’s achievement of specific individual goals established by the Company and the individual’s review. The Economic Component is based upon the Company or business unit’s achievement of economic performance objectives. In addition to these components, in determining an executive’s bonus award, the Compensation Committee discusses and considers the relative contributions of each executive and the overall compensation of each executive in absolute terms and in relation to executive officer compensation in the industry generally. The Company and the Compensation Committee believe that a compensation package that balances a base salary with a discretionary bonus that may be increased or decreased based on individual and Company performance drives an executive’s performance and leads to the Company’s success. We believe that such a compensation policy is reasonable and fair, and will be perceived as such both to our employees and our stockholders.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)		Total ($)
Richard Battista Chief Executive Officer	2007	981,919		1,261,983	291,083	226,865	—	—	63,798	(4)	2,825,639
	2006	915,815		624,863	—	106,432	—	—	32,830	(5)	1,679,940

Bedi A. Singh Chief Financial Officer	2007	646,938		374,856	—	184,059	—	—	18,600	(6)	1,224,453
	2006	444,712	(7)	252,045	—	96,949	—	—	19,876	(8)	813,582

Michael McKee Chief Operating Officer and President, Interactive Program Guides	2007	743,622		487,262	—	176,327	—	—	18,600	(9)	1,425,811
	2006	708,346		408,436	—	89,917	—	—	197,071	(10)	1,403,770

J. Scott Crystal President, TV Guide Publishing Group	2007	748,153		449,074	—	223,713	—	—	28,200	(11)	1,449,140
	2006	708,308		372,630	—	140,253	—	—	27,494	(12)	1,248,685

Stephen H. Kay Executive Vice President, General Counsel and Secretary	2007	699,277		406,635	—	116,812	—	—	18,600	(13)	1,241,321
	2006	670,916		339,112	—	54,820	—	—	18,400	(14)	1,083,248

(1)	The amounts reflected in the table are the actual amounts paid to the Named Executive Officers in the applicable year and are not annualized.
(2)	Dollar values represent the expense recognized for financial statement purposes in the year in accordance with Statement of Financial Accounting Standards No. 123R (“FAS 123R”).
(3)	The amounts of personal benefits shown in this column that represent more than 10% of the applicable Named Executive Officer’s total Other Annual Compensation are identified by type and amount.
(4)	This amount includes (i) $12,000 in car allowance; (ii) reimbursement of $2,185 in respect of disability insurance policy premiums; (iii) reimbursement of $9,970 in respect of life insurance policy premiums; (iv) $9,000 of employer contributions under the Gemstar Employees 401(k) and Profit Sharing Plan; and (v) reimbursement of $30,643 in legal fees and expenses.
(5)	This amount includes (i) $12,000 in car allowance; (ii) reimbursement of $2,030 in respect of disability insurance policy premiums; (iii) reimbursement of $10,000 in respect of life insurance policy premiums; and (iv) $8,800 of employer contributions under the Gemstar Employees 401(k) and Profit Sharing Plan.
(6)	This amount includes (i) $9,600 in car allowance; and (ii) $9,000 of employer contributions under the Gemstar Employees 401(k) and Profit Sharing Plan.
(7)	Mr. Singh joined the Company in April 2006. The salary amount for 2007 represents salary actually earned by Mr. Singh in 2006, based on an annual rate of $625,000.
(8)	This amount includes (i) $6,800 in car allowance; (ii) $4,276 in legal fees reimbursed by the Company; and (iii) $8,800 of employer contributions under the Gemstar Employees 401(k) and Profit Sharing Plan.
(9)	This amount includes (i) $9,600 in car allowance; and (ii) $9,000 of employer contributions under the Gemstar Employees 401(k) and Profit Sharing Plan.
(10)	This amount includes (i) $9,600 in car allowance; (ii) $108,103 in taxable moving expenses paid by the Company; (iii) $70,568 in non-taxable moving expenses paid by the Company; and (iv) $8,800 of employer contributions under the Gemstar Employees 401(k) and Profit Sharing Plan.
(11)	This amount includes (i) $9,600 in car allowance; (ii) $9,000 of employer contributions under the Gemstar Employees 401(k) and Profit Sharing Plan; and (iii) $9,600 for club dues and expenses.
(12)	This amount includes (i) $9,600 in car allowance; (ii) $8,800 of employer contributions under the Gemstar Employees 401(k) and Profit Sharing Plan; and (iii) $9,094 for club dues and expenses.
(13)	This amount includes (i) $9,600 in car allowance; and (ii) $9,000 of employer contributions under the Gemstar Employees 401(k) and Profit Sharing Plan.
(14)	This amount includes (i) $9,600 in car allowance; and (ii) $8,800 of employer contributions under the Gemstar Employees 401(k) and Profit Sharing Plan.

Employment Agreement with Richard Battista

On June 27, 2007, the Company entered into an employment agreement with Richard Battista, pursuant to which Mr. Battista serves as Chief Executive Officer and a member of the Board. The employment agreement is for a 2-year term effective as of June 27, 2007. Mr. Battista receives a base salary of $1,000,000 per year, subject to annual increase at the discretion of the Board; provided that, such increase shall not be less than the increase, if any, in the Consumer Price Index for all Urban Consumers for the Los Angeles area. Mr. Battista is also entitled to an annual bonus with a target amount equal to 80% of his base salary and an actual amount not less than 40% of his base salary. Mr. Battista also received a grant of 300,000 shares of Company restricted stock that will vest ratably on the first, second and third anniversaries of the date of the employment agreement.

Pursuant to the employment agreement, the Company provides Mr. Battista with a car allowance of $1,000 per month and will also purchase or reimburse Mr. Battista for the cost of one or more disability insurance policies with maximum annual premiums not to exceed $22,000 and a life insurance policy with a maximum annual premium not to exceed $10,000.

Mr. Battista is entitled to participate in all benefit plans or arrangements applicable to senior executives of the Company. This includes any stock option or purchase plan, stock appreciation rights plan or any bonus or other incentive compensation plan, including, without limitation, the Company’s 1994 Stock Incentive Plan, as amended and restated, and the Company’s 2007 Long-Term Incentive plan, and any profit-sharing, pension, group medical, dental, disability and life insurance or other similar benefit plans. The Company will pay, or reimburse Mr. Battista for, all reasonable expenses actually incurred or paid by him in connection with his performance of his duties including documented legal fees in connection with the negotiation of the employment agreement and travel expenses on terms no less favorable than those applicable to executives at his level under the Company’s travel policy. For a description of provisions of Mr. Battista’s employment agreement applicable upon a termination of employment or a change of control, see “Elements of Post-Termination Compensation—Richard Battista” on page 59.

Mr. Battista’s employment agreement contains customary confidentiality, non-competition, non-solicitation, cooperation and indemnification provisions.

Compensation of Other Named Executive Officers

Employment Agreement with Bedi A. Singh

On April 12, 2006, the Company entered into an employment agreement with Bedi Singh, pursuant to which Mr. Singh serves as Executive Vice President and Chief Financial Officer. The employment agreement is for a three year term effective as of April 17, 2006. Mr. Singh will receive a base salary of $625,000 during the first year of his term, which will increase to $656,000 and $690,000 during the second and third years of his term, respectively. Mr. Singh will also be entitled to an annual bonus with a target amount equal to 40% of his base salary. Mr. Singh also received an option grant to purchase up to 300,000 shares of Company common stock at an exercise price of $3.39, with a ten year term. The options will vest and become exercisable in four equal annual installments.

Pursuant to the employment agreement, the Company provides Mr. Singh with a car allowance of $800 per month. Mr. Singh will be entitled to participate in all benefit plans or arrangements applicable to senior executives of the Company. The Company will pay, or reimburse Mr. Singh for, all reasonable expenses actually incurred or paid by him in connection with his performance of his duties including travel expenses deemed appropriate for his position under the Company’s travel policy and documented legal fees, not to exceed an aggregate amount of $5,000, in connection with the negotiation of his employment agreement. For a description of provisions of Mr. Singh’s employment agreement applicable upon a termination of employment, see “Elements of Post-Termination Compensation—Bedi A. Singh” on page 60.

Mr. Singh’s employment agreement contains customary confidentiality, non-competition, non-solicitation, cooperation and indemnification provisions.

Employment Agreement with Michael McKee

The Company and Mr. McKee entered into a three-year employment agreement, effective as October 4, 2005. Pursuant to the Agreement, Mr. McKee serves as Chief Operating Officer of the Company and President of Interactive Program Guides. Previously, Mr. McKee was the Chief Operating Officer of the Company’s Consumer Electronics division. Under the terms of his employment agreement with the Company, Mr. McKee receives an annualized base salary of $700,000, subject to annual increase (not less than 5%) as determined by the Company. Mr. McKee is eligible to receive a discretionary annual bonus to be targeted at 50% of his annualized base salary. Pursuant to the terms of his employment agreement, the Company agreed to reimburse Mr. McKee for expenses incurred in relocating his residence to Los Angeles, California in an amount up to $200,000. For a description of provisions of Mr. McKee’s employment agreement applicable upon a termination of employment, see “Elements of Post-Termination Compensation—Michael McKee” on page 60.

Mr. McKee’s employment agreement contains customary confidentiality, non-competition, non-solicitation, cooperation and indemnification provisions.

Employment Agreement with J. Scott Crystal

The Company and Mr. Crystal entered into a three-year employment agreement, effective as of October 17, 2005. Pursuant to the terms of the employment agreement, Mr. Crystal serves as President of TV Guide Publishing Group. Mr. Crystal had served as Senior Vice President and Publisher of TV Guide Publishing Group since December 2002. Under the terms of his agreement with the Company, Mr. Crystal receives an annualized base salary of $700,000 during the first year of his term, with increases to $740,000 and $780,000 during the second and third years of his term, respectively. Mr. Crystal is eligible to receive an annual discretionary bonus to be targeted at 50% of his annualized base salary. Mr. Crystal received a one-time option grant to purchase 100,000 shares of the Company’s common stock, which will vest in equal installments over a five-year period. Mr. Crystal also received a one-time sign-on bonus in the amount of $100,000. For a description of provisions of Mr. Crystal’s employment agreement applicable upon a termination of employment, see “Elements of Post-Termination Compensation—J. Scott Crystal” on page 61.

Mr. Crystal’s employment agreement contains customary confidentiality, non-competition, non-solicitation, cooperation and indemnification provisions.

Compensation of Stephen H. Kay

The employment agreement dated September 13, 2005 between the Company and Mr. Kay expired by its terms on August 31, 2007. Since the expiration of the Employment Agreement, Mr. Kay has continued to serve as the Executive Vice President and General Counsel of the Company without an employment agreement. On October 16, 2007, the Compensation Committee approved certain terms related to Mr. Kay’s continued employment with the Company . Effective September 1, 2007, Mr. Kay receives a base salary of $725,000 per year and becomes eligible to participate in the Company’s Annual Bonus Plan. Additionally, Mr. Kay receives a car allowance of $800 per month. Mr. Kay continues to receive benefits under the Company’s welfare benefit plan, practices, policies and programs including but not limited to 401(k), medical, prescription, dental, short and long-term disability, salary continuance, employee life, group life, accidental death and travel accident insurance to the same extent these programs are applicable to other peer executives at the Company.

Grants of Plan-Based Award

Name	Grant Date	Approval date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Richard Battista	5/9/07	5/9/07	—	—	—	—	—	—	—	288,524	$4.45
	6/27/07	6/27/07	—	—	—	—	—	—	300,000	—	—
Bedi A. Singh	5/9/07	5/9/07	—	—	—	—	—	—	—	129,058	$4.45
Michael McKee	5/9/07	5/9/07	—	—	—	—	—	—	—	206,182	$4.45
J. Scott Crystal	5/9/07	5/9/07	—	—	—	—	—	—	—	197,974	$4.45
Stephen H. Kay	5/9/07	5/9/07	—	—	—	—	—	—	—	148,500	$4.45

On May 9, 2007, at a regularly scheduled meeting of the Compensation Committee, Messrs. Battista, Singh, McKee, Crystal and Kay received stock options to purchase shares of common stock. The stock options become exercisable in four equal annual installments beginning on May 9, 2008. The exercise price of the stock options is equal to the closing price of the Company’s Common Stock on May 9, 2007 ($4.45 per share). The stock options expire on the earlier of: (a) May 9, 2017; or (b) to the extent that a termination of employment or services occurs after the stock options are vested but prior to May 9, 2017, the Compensation Committee shall establish the effect that such termination shall have on the rights and benefits of the optionee, and in doing so, may make distinctions based upon the cause of termination.

On June 27, 2007, pursuant to a unanimous written consent the Compensation Committee approved a grant of 300,000 restricted shares of common stock to Mr. Battista in connection with his new employment agreement entered into on such date. The shares vest in three equal annual installments beginning June 27, 2008. Any unvested shares are forfeited upon a termination of Mr. Battista’s employment or services, unless such termination is without Cause or for Good Reason, in which case all unvested shares will immediately vest and become free of restrictions. See Elements of Post-Termination Compensation—Richard Battista on page 59 for a further explanation.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard Battista	1,000,000	—	—	$5.40	12/9/14	300,000	1,428,000	—	—
	70,934	212,799	—	$3.20	2/16/16
		288,524	—	$4.45	5/9/17
Bedi A. Singh	75,000	225,000	—	$3.39	4/17/16	—	—	—	—
		129,058	—	$4.45	5/9/17
Michael McKee	2	—	—	$12.65	2/9/08	—	—	—	—
	23,643	—	—	$12.65	2/9/08
	34,177	—	—	$21.73	3/1/09
	18,404	—	—	$21.73	3/1/09
	4	—	—	$21.73	3/1/09
	50,000	—	—	$8.10	6/20/12
	19,522	4,880	—	$2.80	2/13/13
	26,071	—	—	$5.67	1/22/14
	250,000	—	—	$4.37	6/3/14
	80,403	—	—	$4.65	2/25/15
	52,223	156,666	—	$3.20	2/16/16
		206,182	—	$4.45	5/9/17
	54,228	13,557	—	$2.80	2/13/13	—	—	—	—
J. Scott Crystal	44,092	—	—	$5.67	1/22/14
	65,697	—	—	$4.65	2/25/15
	40,000	60,000	—	$2.75	10/17/15
	52,223	156,666	—	$3.20	2/16/16
		197,974	—	$4.45	5/9/17
Stephen H. Kay	200,000	—	—	$3.52	1/2/13	—	—	—	—
	91,476	—	—	$5.67	1/22/14
	138,883	—	—	$4.65	2/25/15
	36,536	109,607	—	$3.20	2/16/16
	—	148,500	—	$4.45	5/9/17

Compensation of Directors

The fees payable to the non-employee Directors of the Company are reviewed and recommended by the Nominating Committee of the Board and set by the Board. The Nominating Committee periodically reviews director compensation and considers the appropriateness of the form and amount of non-employee Director compensation with a view toward attracting and retaining qualified directors. The Company believes that compensation for non-employee Directors should be competitive and reflect the work required by service on the Board and on each committee. In addition, non-employee Director compensation should include a form of equity compensation in order to align Directors’ interests with the long-term interests of the Company’s stockholders.

Pursuant to the Company’s Non-Employee Director Compensation Policy, the annual retainer fee paid to each non-employee director of the Company is $35,000. Non-employee directors may elect to have the annual retainer fee paid in either cash or common stock of equivalent value. For each Board meeting attended, each non-employee director of the Company receives $1,500. Audit Committee members receive $2,500 for each Audit Committee meeting attended. Members of the Nominating and Compensation Committees receive a fee of $1,000 for each committee meeting attended.

In addition to fees, non-employee Directors receive annual equity awards in the form of restricted stock units having a value equal to $60,000. The annual equity awards vest in one year and are issued to the non-employee Directors during the first open trading window following the Company’s Annual Meeting of Stockholders.

The compensation paid to non-employee Directors in 2007 is set forth in the table below:

2007 Board and Committee Fees

Annual Cash Retainer	$35,000
Annual Equity Award in the form of restricted stock units	$60,000
Fee per meeting attended
Board meetings	$1,500
Audit Committee meetings	$2,500
Compensation Committee meetings	$1,000
Nominating Committee meetings	$1,000

In addition, all directors of the Company are reimbursed for their reasonable travel and other expenses incurred in connection with attendance at meetings of, and other activities relating to service on, the Board or any Committee of the Board. The following non-employee directors have elected to forgo the receipt of any compensation for their Board services: Messrs. Chernin, DeVoe and Murdoch and Ms. Disney. Fees are not paid to Mr. Battista for his service as a director of the Company. See “Summary Compensation Table” on page 62 for a summary of Mr. Battista’s compensation as an executive officer of the Company.

The table below shows the total compensation paid during 2007 by the Company to each director (except for Mr. Battista whose compensation appears on page 62):

Director Compensation

Name	Fees Earned or Paid in Cash		Stock Awards ($)		All Other Compensation ($)	Total ($)
Anthea Disney	$0		$0		N/A	-0-

Nicholas Donatiello, Jr.	$84,500		$60,000		N/A	$144,500

James E. Meyer	$91,500		$60,000		N/A	$151,500

James P. O’Shaughnessy	$27,000	(1)	$95,000	(1)	N/A	$122,000

Ruthann Quindlen	$85,500		$60,000		N/A	$145,500

Peter Chernin	$0		$0		N/A	-0-

David F. DeVoe	$0		$0		N/A	-0-

K. Rupert Murdoch	$0		$0		N/A	-0-

(1)	As permitted by the Company’s Non-Employee Director Compensation Policy, Mr. O’Shaughnessy elected to receive restricted stock valued at $35,000 in lieu of cash for the annual retainer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Peter Chernin, James E. Meyer and James P. O’Shaughnessy served as members of the Compensation Committee during 2007, none of whom has ever been an officer or employee of the Company or any related parties.

During 2007, no executive officer of the Company served as a member of the compensation committee or as a director of another entity that had an executive officer who served on the compensation committee of the Company.

During 2007, no executive officer of the Company served as a member of the compensation committee of another entity that had an executive officer who served as a director of the Company.

REPORT OF THE COMPENSATION COMMITTEE

The following Report of the Compensation Committee shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act or the Exchange Act or incorporated by reference in any document so filed.

During 2007, the Compensation Committee was chaired by Peter Chernin and also included James E. Meyer and James P. O’Shaughnessy. Each member of the Compensation Committee is an independent director as such term is defined under the current NASDAQ listing requirements.

After reviewing and discussing with management the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board, and the Board approved, the inclusion of the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

THE COMPENSATION COMMITTEE

Peter Chernin (Chair)
James E. Meyer
James P. O’Shaughnessy

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

To the Company’s knowledge, the following institutions beneficially owned more than 5% of the Company’s outstanding common stock on February 6, 2008. The holdings reported below are based solely on Schedules 13D and 13G and amendments thereto filed with the SEC as of February 6, 2008.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
News Corporation (2) 1211 Avenue of the Americas New York, New York 10036	174,931,474	40.8%

Citadel Investment Group, L.L.C. (3) 131 S. Dearborn Street, 32nd Floor Chicago, Illinois 60603	29,181,680	6.8%

J. & W. Seligman & Co. Incorporated (4) 100 Park Avenue New York, New York 10017	23,551,295	5.5%

Viking Global Performance LLC (5) 55 Railroad Avenue, Greenwich, CT 06830	21,458,000	5.0%

(1)	Applicable percentage of ownership is based on 429,187,731shares of common stock outstanding as of February 6, 2008 together with applicable options for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that are currently exercisable or that become exercisable within 60 days following February 6, 2008 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the stockholder named in this table has sole voting and dispositive power with respect to the shares of common stock shown as beneficially owned by such stockholder.
(2)	According to a Schedule 13D/A filed with the SEC on December 10, 2007, in connection with the entry by News Corporation into a voting agreement with Macrovision Corporation and Macrovision Solutions Corporation, each of News Corporation and Fox Television Stations, Inc. beneficially own the above shares.
(3)	According to a Schedule 13D/A filed with the SEC on December 12, 2007, each of Citadel Limited Partnership, Citadel Investment Group, L.L.C., Kenneth Griffin, Citadel Equity Fund Ltd., Citadel Derivatives Group LLC, and Citadel Derivatives Trading Ltd. may be deemed to beneficially own the above shares.
(4)	According to a Schedule 13G filed with the SEC on January 28, 2008, each of J. & W. Seligman & Co. Incorporated and William C. Morris may be deemed to beneficially own the above shares.
(5)	According to a Schedule 13G filed with the SEC on October 19, 2007, by Viking Global Performance LLC, 8,060,000 shares of Gemstar common stock are owned of record by Viking Global Equities LP and 432,700 shares are owned of record by Viking Global Equities II LP. Each of Viking Global Performance LLC, in its capacity as the general partner of Viking Global Equities LP and Viking Global Equities II LP and investment manager for VGE III Portfolio Ltd., Viking Global Investors LP, in its capacity as manager of Viking Global Equities LP, Viking Global Equities II LP and VGE III Portfolio Ltd., O. Andreas Halvorsen, David C. Ott, Thomas W. Purcell, Jr. and Daniel J. Cahill, in their capacity as Operating Committee members of Viking Global Performance LLC and Viking Global Investors LP, may be deemed to beneficially own 21,458,000 shares of Gemstar common stock.

Security Ownership of Management

The following table sets forth information concerning beneficial ownership of the Company’s common stock as of February 6, 2008 for: (i) each director; (ii) our named executive officers; and (iii) directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Richard Battista (2)	1,141,867	*

Peter Chernin	—	*

David F. DeVoe	—	*

Anthea Disney	—	*

Nicholas Donatiello, Jr (3)	78,868	*

Ruthann Quindlen (4)	29,852	*

James E. Meyer (5)	64,347	*

K. Rupert Murdoch (6)	174,931,474	40.8%

James P. O’Shaughnessy (7)	65,509	*

J. Scott Crystal	322,019	*

Stephen H. Kay	503,431	*

Michael McKee	587,906	*

Bedi A. Singh	75,000	*

Directors and Executive Officers as Group (19 Persons)	178,708,544	41.6%

*	Less than 1%
(1)

Applicable percentage of ownership is based on 429,187,731 shares of common stock outstanding as of February 6, 2008 together with applicable options for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that are currently exercisable or that become exercisable within 60 days following February 6, 2008 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. The number of shares listed as beneficially owned by a person includes shares of common stock and restricted stock units. The information provided does not take into account the acceleration of the vesting of stock options, restricted stock units and restricted stock pursuant to the merger agreement with Macrovision Corporation. Unless otherwise indicated, each of the stockholders named in this table has sole voting and dispositive power with respect to the shares of common stock shown as beneficially owned by such stockholder. The address for all directors and executive officers of Gemstar is c/o Gemstar, 6922 Hollywood Boulevard, 12th Floor, Los Angeles, California 90028.

(2)	This amount excludes 300,000 restricted shares of common stock not vested within 60 days of February 6, 2008.
(3)	Amount includes 39,719 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 6, 2008. This amount excludes 26,581 restricted stock units that will not vest within 60 days of February 6, 2008.
(4)	This amount excludes 17,470 restricted stock units that will not vest within 60 days of February 6, 2008.
(5)	Amount includes 20,000 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 6, 2008. This amount excludes 17,470 restricted stock units that will not vest within 60 days of February 6, 2008.
(6)

According to a Schedule 13D/A filed with the SEC on December 12, 2007, 174,931,474 shares are owned of record by Fox Television Stations, Inc., a wholly owned subsidiary of News Corporation. The address of the principal executive offices of Fox Television Stations, Inc. is 1211 Avenue of the Americas, New York, New York 10036. Based on a Schedule 13G/A filed with the SEC on December 15, 2006 with respect to the beneficial ownership of securities of News Corporation by the

Murdoch Family Trust (the “Murdoch Family Trust”), the corporate trustee of the Murdoch Family Trust (Cruden Financial Services, LLC (“Cruden Financial Services”)) and K. Rupert Murdoch, the reporting persons disclose their interest in shares representing 30.1% of the outstanding voting stock of News Corporation (the “Shares”). According to the Schedule 13G/A, as a result of Mr. Murdoch’s ability to appoint certain members of the board of directors of Cruden Financial Services, the corporate trustee of the Murdoch Family Trust, Mr. Murdoch may be deemed the beneficial owner of the Shares beneficially owned by the Murdoch Family Trust. According to the Schedule 13G/A, however, Mr. Murdoch disclaims any beneficial ownership of such Shares.

(7)	This amount excludes 17,470 restricted stock units that will not vest within 60 days of February 6, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below outlines the number of shares of our common stock that are subject to outstanding options and stock unit awards granted under our stock compensation plans, the per share weighted-average exercise price of those options and stock unit awards, and the number of shares of Company common stock remaining available for future awards under our stock compensation plans. The numbers in the table are as of December 31, 2007 (in thousands, except pricing information).

Equity Compensation Plan Category	(A) Securities issuable on exercise of outstanding options, warrants and rights	(B) Weighted average exercise price of outstanding options, warrants and rights	(C) Securities that remain available for issuance under Plans (excluding securities reflected in column (A))
Plans approved by stockholders	29,580	$5.17	29,700	(1)
Plans not approved by stockholders (2)	2,025	$25.76	—

Total	31,605	$6.49	29,700

(1)	All of these shares are available for additional award grants under our Stock Incentive Plan. Awards authorized under the Stock Incentive Plan include stock options, restricted shares and stock unit awards. Generally, a stock unit award is an award payable in the form of an equivalent number of shares of Company common stock, subject to such terms and conditions we may provide at the time of grant.
(2)	The following plans were assumed by the Company: (i) 4,774 shares of Company common stock reserved for issuance under the NuvoMedia, Inc. 1997 Stock Option Plan with respect to stock options, at a weighted average exercise price of $16.74 per share, assumed by the Company in connection with its acquisition of NuvoMedia, Inc.; (ii) 5,644 shares of Company common stock reserved for issuance under the SoftBook Press, Inc. 1996 Stock Plan with respect to stock options, at a weighted average exercise price of $69.53 per share, assumed by the Company in connection with its acquisition of SoftBook Press, Inc.; and (iii) 3,928,957 shares of Company common stock reserved for issuance under the TV Guide Inc. Equity Incentive Plan with respect to stock options, at a weighted average exercise price of $18.15, assumed in connection with our acquisition of TV Guide, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Relationships with News Corporation

As of December 31, 2007, News Corporation beneficially owns approximately 41% of our outstanding common stock and four of our directors are also officers of News Corporation.

In the ordinary course of business, we charged entities controlled by News Corporation $10.7 million for advertising and other services in 2007. We acquired programming from News Corporation-controlled entities in the amount of $1.2 million during the year ended December 31, 2007.

We reimburse News Corporation for facilities and other general and administrative costs incurred on our behalf. Expenses associated with these costs approximated $4.3 million in 2007.

During 2004, the Company entered into a long-term capital sublease with News Corporation’s subsidiary Fox Entertainment Group, Inc. for a transponder to be used in the Company’s Media Networks and Guidance Technology and Solutions segment operations. The current and long-term portions of this capital lease obligation were $0.7 million and $11.5 million at December 31, 2007. During 2007, the Company made payments of $1.6 million. Related amortization and interest expense for 2007 under this capital sublease were $1.9 million.

The Company transmits interactive program guide data in the vertical blanking interval of television broadcast stations owned and operated by Fox Entertainment Group, Inc. In exchange, the affiliate’s stations are entitled to a preferred position on the IPG in their designated market areas. In addition, we purchase paper through a paper procurement arrangement with News Corporation at negotiated prices with paper suppliers based on the combined paper requirements of the two organizations.

As of December 31, 2007, the Company had receivables due from News Corporation-controlled entities totaling $2.3 million and payables due to News Corporation-controlled entities totaling $0.1 million.

The Company has included in the amounts discussed above transactions with News Corporation and all known entities in which News Corporation has an interest greater than 50%. In addition, the Company has transactions with entities in which News Corporation owns, directly or indirectly, 50% or less.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee has established procedures for the review, approval, or ratification of related party transactions and such procedures can be found in the Company’s Audit Committee Charter.

Pursuant to these procedures, the Audit Committee reviews and approves (i) all related party transactions when and if required to do so by applicable rules and regulations, (ii) all transactions between the Company or any of its subsidiaries and any of the Company’s executive officers, directors, director nominees, or any of their immediate family members, and (iii) all transactions between the Company or any of its subsidiaries and any security holder who is known by the Company to own of record or beneficially more than five percent of any class of the Company’s voting securities, other than transactions that (a) have an aggregate dollar amount or value of less than $1 million (either individually or in combination with a series of related transactions) and (b) are made in the ordinary course of business of the Company or its subsidiary, as applicable, and such security holder.

During 2007, all of the transactions described in this section were reviewed, approved or ratified pursuant to the Audit Committee’s policies and procedures described above.

Board Independence.

The Board undertook its annual review of director independence in February 2008. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates. The Board also examined transactions and relationships between directors or their affiliates and members of the Company’s senior management or their affiliates.

As a result of this review, the Board affirmatively determined that Mr. Chernin, Mr. DeVoe, Mr. Donatiello, Mr. Meyer, Mr. Murdoch, Mr. O’Shaughnessy, and Ms. Quindlen are directors who are independent of the Company and its management under the standards adopted by the Company and established by The NASDAQ Stock Market. Mr. Battista is not considered an independent director because of his employment as Chief Executive Officer of the Company, and Ms. Disney is not considered an independent director due to her past service as Executive Chairman of the Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In connection with the audit of the 2007 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP (“E&Y”) which set forth the terms by which E&Y will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages. The description of the fees billed to the Company by E&Y for the years ended December 31, 2007 and 2006 is set forth below.

	2007	2006
Audit Fees (1)	$1,717,500	$2,131,300
Audit Related Fees (2)	1,811,500	49,000
Tax Fees (3)	7,800	6,950
All Other Fees (4)	—	—

Total Fees	$3,536,800	$2,187,250

(1)	Audit Fees were for professional services rendered for the audits of consolidated financial statements of the Company, statutory audits, consents and assistance with review of documents filed with the SEC.
(2)	Audit-Related Fees were for professional services rendered for financial statement audits of employee benefit plans and audit procedures required to comply with financial, accounting or contractual reporting matters. Audit-Related Fees for 2007 also includes separate audits of the Company’s segments and transaction support work in connection with the Company’s exploration of strategic alternatives.
(3)	Tax Fees were for permissible tax services including U.S. and foreign tax compliance, tax planning and tax advice that do not impair the independence of the auditor and that are consistent with the SEC’s rules on auditor independence. No tax planning advice was provided.
(4)	All Other Fees: The Company does not engage E&Y for “other services.”

The Company’s Audit Committee has a policy for the pre-approval of all audit and non-audit services provided by the Company’s independent registered public accounting firm. Each year, the Audit Committee approves the proposed services, including the type and nature of such services. Audit Committee pre-approval is also required for engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

GEMSTAR-TV GUIDE INTERNATIONAL, INC. (Registrant)

Date: February 14, 2008	By:	/s/ Bedi A. Singh
Bedi A. Singh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on February 14, 2008 in the capacities indicated.

Signatures	Title

/s/ Richard Battista	Chief Executive Officer and Director (Principal Executive Officer)
Richard Battista

/s/ Bedi A. Singh	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Bedi A. Singh

/s/ Peter C. Halt	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Peter C. Halt

/s/ Anthea Disney	Chairman and Director
Anthea Disney

/s/ Peter Chernin	Director
Peter Chernin

/s/ David F. DeVoe	Director
David F. DeVoe

/s/ Nicholas Donatiello, Jr.	Director
Nicholas Donatiello, Jr.

/s/ James E. Meyer	Director
James E. Meyer

/s/ K. Rupert Murdoch	Director
K. Rupert Murdoch

/s/ James P. O’Shaughnessy	Director
James P. O’Shaughnessy

/s/ Ruthann Quindlen	Director
Ruthann Quindlen

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

All schedules for annual reports filed on Form 10-K are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Gemstar-TV Guide International, Inc.

We have audited the accompanying consolidated balance sheets of Gemstar-TV Guide International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gemstar-TV Guide International, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R. Also, as discussed in Note 7 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gemstar-TV Guide International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Los Angeles, California

January 28, 2008

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2007	2006
A S S E T S
Current assets:
Cash and cash equivalents	$516,988	$464,637
Marketable securities	88,430	48,938
Restricted cash	32,100	31,814
Receivables, net	81,628	73,786
Deferred tax assets, net	33,124	13,491
Current income taxes receivable	—	49,588
Other current assets	21,559	18,329

Total current assets	773,829	700,583
Property and equipment, net	80,451	68,182
Indefinite-lived intangible assets	62,138	61,921
Finite-lived intangible assets, net	81,240	92,340
Goodwill	262,591	260,503
Income taxes receivable, long-term	8,808	22,731
Deferred tax assets, long-term	72,016	3,141
Other assets	15,455	14,336

	$1,356,528	$1,223,737

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$31,269	$32,392
Accrued liabilities	90,980	104,259
Income taxes payable	2,160	—
Current portion of capital lease obligations	655	605
Current portion of deferred revenue	122,922	128,516

Total current liabilities	247,986	265,772
Long-term capital lease obligations, less current portion	11,456	12,111
Deferred revenue, less current portion	329,871	368,950
Other liabilities	69,802	123,779
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 150,000 shares, none issued	—	—
Common stock, par value $.01 per share; authorized 2,350,000 shares 433,759 shares issued and 428,887 shares outstanding at December 31, 2007; 433,759 shares issued and 427,889 shares outstanding at December 31, 2006	4,337	4,337
Additional paid-in capital	8,454,754	8,456,117
Accumulated deficit	(7,717,157)	(7,950,421)
Accumulated other comprehensive income, net of tax	3,262	665
Treasury stock, at cost; 4,872 shares at December 31, 2007 and 5,870 shares at December 31, 2006	(47,783)	(57,573)

Total stockholders’ equity	697,413	453,125

	$1,356,528	$1,223,737

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Revenues	$627,743	$571,254	$604,192
Expenses:
Costs of revenues	199,106	220,058	306,202
Selling, general and administrative	322,642	251,148	304,472
Depreciation and amortization	40,133	33,181	29,184

	561,881	504,387	639,858

Operating income (loss)	65,862	66,867	(35,666)
Interest income, net	23,930	26,602	15,544
Other (expense) income, net	(1,009)	757	337

Income (loss) from continuing operations before income taxes	88,783	94,226	(19,785)
Income tax (benefit) expense	(84,462)	21,762	(40,395)

Income from continuing operations	173,245	72,464	20,610

Discontinued operations:
Income from discontinued operations	5,858	—	8,394
Gain on disposal of discontinued operations	—	—	43,169
Income tax expense	2,217	—	17,358

Income from discontinued operations	3,641	—	34,205

Net income	$176,886	$72,464	$54,815

Basic and diluted per share:
Income from continuing operations	$0.40	$0.17	$0.05
Income from discontinued operations	0.01	—	0.08

Net income	$0.41	$0.17	$0.13

Weighted average shares outstanding:
Basic	428,313	426,219	425,366
Diluted	429,884	426,288	426,240

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders’ equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2004	433,754	$4,337	$8,478,540	$(8,077,700)	$659	(9,691)	$(95,044)	$310,792
Comprehensive income:
Net income	—	—	—	54,815	—	—	—	54,815
Foreign currency translation adjustments	—	—	—	—	(182)	—	—	(182)

Total comprehensive income								54,633
Exercise of stock options	5	—	(14,874)	—	—	2,094	20,536	5,662
Tax benefit from exercise of stock options	—	—	2,119	—	—	—	—	2,119

Balances at December 31, 2005	433,759	4,337	8,465,785	(8,022,885)	477	(7,597)	(74,508)	373,206
Comprehensive income:
Net income	—	—	—	72,464	—	—	—	72,464
Foreign currency translation adjustments	—	—	—	—	188	—	—	188

Total comprehensive income								72,652
Exercise of stock options and issuance of restricted stock	—	—	(669)	—	—	100	976	307
Treasury stock issued for shareholder class action settlement	—	—	(11,045)	—	—	1,627	15,959	4,914
Stock compensation expense	—	—	2,027	—	—	—	—	2,027
Excess tax benefit from exercise of stock options	—	—	19	—	—	—	—	19

Balances at December 31, 2006	433,759	4,337	8,456,117	(7,950,421)	665	(5,870)	(57,573)	453,125
Comprehensive income:
Net income	—	—	—	176,886	—	—	—	176,886
Foreign currency translation adjustments	—	—	—	—	2,597	—	—	2,597

Total comprehensive income								179,483
Cumulative effect of an accounting change	—	—	—	56,378	—	—	—	56,378
Exercise of stock options and issuance of restricted stock	—	—	(5,996)	—	—	998	9,790	3,794
Stock compensation expense	—	—	4,024	—	—	—	—	4,024
Excess tax benefit from exercise of stock options	—	—	609	—	—	—	—	609

Balances at December 31, 2007	433,759	$4,337	$8,454,754	$(7,717,157)	$3,262	(4,872)	$(47,783)	$697,413

See accompanying Notes to Consolidated Financial Statements.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$176,886	$72,464	$54,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,133	33,181	30,140
Deferred income taxes	(88,508)	14,816	(55,859)
Gain on disposal of discontinued operations	—	—	(43,169)
Stock compensation expense	4,024	2,027	132
Other	4,745	3,995	4,846
Changes in operating assets and liabilities:
Receivables	(413)	4,010	28,107
Restricted cash	(286)	7,670	(604)
Income taxes receivable/payable, net	65,671	30,255	(40,475)
Other assets	(5,038)	14,958	6,939
Accounts payable, accrued liabilities and other liabilities	(16,106)	(39,236)	(31,167)
Deferred revenue	(44,673)	(67,733)	(75,406)

Net cash provided by (used in) operating activities	136,435	76,407	(121,701)

Cash flows from investing activities:
Purchases of marketable securities	(449,208)	(103,285)	(22,932)
Sales of marketable securities	240,760	—	—
Maturities of marketable securities	170,348	63,585	25,099
Proceeds from dispositions of businesses	—	—	43,257
Acquisition of Aptiv, net of acquired cash of $4,466	(11,814)	—	—
Additions to property and equipment	(33,783)	(33,803)	(22,093)
Other	(5,156)	(3,233)	144

Net cash (used in) provided by investing activities	(88,853)	(76,736)	23,475

Cash flows from financing activities:
Repayments of capital lease obligations	(605)	(557)	(516)
Proceeds from exercise of stock options	3,794	226	5,662
Excess tax benefit from exercise of stock options	609	19	—

Net cash provided by (used in) financing activities	3,798	(312)	5,146

Effect of exchange rate changes on cash and cash equivalents	971	147	(318)

Net increase (decrease) in cash and cash equivalents	52,351	(494)	(93,398)
Cash and cash equivalents at beginning of period	464,637	465,131	558,529

Cash and cash equivalents at end of period	$516,988	$464,637	$465,131

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$15,355	$14,232	$93,643
Cash received from income tax refunds	70,161	52,434	—
Cash paid for interest	995	1,043	1,085

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

Pending Acquisition by Macrovision Corporation

On December 6, 2007, the Company signed a definitive agreement for Macrovision Corporation (NASDAQ: MVSN) to acquire the Company in a cash and stock transaction. The transaction requires, among other customary closing conditions, approval by two-thirds of the outstanding shares of the Company’s common stock, and a majority of the shares of Macrovision Corporation common stock. News Corporation, which owns approximately 41% of the Company’s common stock, has agreed to vote in favor of the proposed transaction, subject to the terms of a voting agreement. On January 11, 2008, the Federal Trade Commission and the Department of Justice granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, which ends the U.S. government’s antitrust review of the transaction.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned or majority owned subsidiaries and entities in which it has a controlling financial interest and exercises control over operations (collectively, “Subsidiaries”). All material intercompany balances and transactions have been eliminated in consolidation. In 2007, in conjunction with implementing a new centralized financial system, the Company changed its calendar to a 52-53 week fiscal year ending on the Sunday nearest to December 31. Prior to 2007, the Company maintained a calendar fiscal year ending on December 31, except for TV Guide magazine, which maintained a 52-53 week fiscal year ending on the Sunday nearest to December 31. As such, all references to December 31, 2007 relate to the year ended December 30, 2007. To make comparability easier, the Company continues to date its financial statements as of December 31. This change in fiscal year end did not have a material effect on the comparability of the Company’s consolidated statements of income for the years ended December 31, 2007, 2006 and 2005.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures regarding fair value measurement. SFAS 157 is effective for the Company’s 2008 fiscal year. The Company anticipates that the adoption of SFAS No. 157 will not have a material impact on its results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company’s 2008 fiscal year. The Company anticipates that the adoption of SFAS No. 159 will not have a material impact on its results of operations or financial position.

Investments

The Company accounts for its 49% share of the operations of the Guideworks, LLC joint venture with Comcast Corporation as an operating expense in accordance with SFAS No. 68, Research and Development Arrangements. For the years ended December 31, 2007, 2006 and 2005, the Company recorded $15.4 million, $13.7 million and $12.6 million, respectively, of operating expenses in its Guidance Technology and Solutions Segment relating to Guideworks, LLC. Other investments of 50% or less in entities as to which the Company has the ability to exercise significant influence over operations, including investments in other corporate joint ventures, are accounted for using the equity method. All other investments are accounted for under the cost method.

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

Reclassifications

In fiscal 2005, the Company sold its SkyMall in-flight catalog business (see Note 2) and accordingly this business is shown as discontinued operations in the accompanying consolidated statements of income. Therefore, unless otherwise indicated, amounts provided in these notes pertain to continuing operations.

Certain financial statement items for prior periods have been reclassified to conform to the 2007 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash represents funds placed in a segregated account on behalf of the Company’s former Chief Executive Officer under the terms of agreements executed in November 2002 (See Note 10) and $0.5 million held as collateral for surety bonds issued on behalf of one of the Company’s subsidiaries. In January 2008, the $0.5 million was returned to the Company and reclassified to Cash and Cash Equivalents.

Marketable securities

Marketable securities include commercial paper, time deposits and U.S Government Agency and corporate debt securities. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The Company’s marketable securities are reviewed each reporting period for declines in value that are considered to be other-than-temporary and, if appropriate, written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other (expense) income, net in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income, net in the consolidated statements of income.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)	Description of Business and Summary of Significant Accounting Policies (continued)

The following table summarizes the Company’s investments in available-for-sale marketable securities (in thousands):

	Estimated Fair Value
	December 31,
	2007	2006
Commercial paper and corporate bonds	$68,494	$21,301
U.S. Federal agency bonds	2,913	6,981
Time deposits with U.S. institutions	17,023	20,656

Total marketable securities	$88,430	$48,938

As of December 31, 2007, all of the Company’s available-for-sale marketable securities had maturities of less than 1 year. As of December 31, 2007, gross unrealized gains and losses relating to the Company’s available-for-sale marketable securities were less than $0.1 million, respectively.

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

Accounting for Stock Options

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“Statement 123R”) as of January 1, 2006. Statement 123R requires the Company to expense, in its consolidated statement of income, the estimated fair value of employee stock options and similar awards. The Company adopted the provisions of Statement 123R using the modified prospective transition method and has not restated prior periods’ results. Under this transition method, all awards granted prior to, but not yet vested as of January 1, 2006, are included in stock compensation expense using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Stock compensation expense for all share based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The Company recognizes compensation costs for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award, which is generally the option vesting term of four years. For the years ended December 31, 2007 and 2006, the Company recorded $4.0 million and $2.0 million of stock compensation expense in its consolidated statements of income.

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

The pro forma table below reflects net income and basic and diluted net income per share for the year ended December 31, 2005, had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123. For purposes of this pro forma disclosure, the fair value of the stock options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting period (in thousands, except per share data).

Year ended December 31,
2005
Net income:
As reported	$54,815
Add: Stock-based compensation cost included in reported net income, net of related tax effects	132
Less: Stock-based compensation cost, net of related tax effects	(29,013)

Pro forma	$25,934

Basic and diluted income per share:
As reported	$0.13
Pro forma	0.06

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)	Description of Business and Summary of Significant Accounting Policies (continued)

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

The per share weighted-average fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005, was $2.24, $1.73 and $2.21, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2007	2006	2005
Risk-free interest rate	4.6%	4.6%	4.1%
Expected volatility	44.6%	49.4%	46.0%
Expected life (years)	6.3	6.3	6.5
Expected dividend yield	—%	—%	—%

For the years ended December 31, 2007, 2006 and 2005, the Company’s volatility estimate was based on the Company’s historical daily volatility from April 1, 2003 (the day after the Company restated its 2002 and prior financial results) as well as the implied volatility of the Company’s exchange traded options. The estimated expected term was determined based on the formula described in Staff Accounting Bulletin No. 107 for estimating the expected term of “plain vanilla” options.

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

Programming Services

The Company operates a cable network, TV Guide Network, from which it earns monthly per subscriber fees from MSOs and DBS providers. The Company recognizes revenue in the month the services are provided. Payments received in advance for subscription services are deferred until the month earned, at which time revenue is recognized. The Company’s liability is limited to the unearned prepayments in the event that the Company is unable to provide service.

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

Advertising

The Company generates advertising revenue on four main platforms; TV Guide magazine, TV Guide Network, its interactive program guides (“IPGs”) and Online Networks. Magazine advertising is recognized upon release of magazines for sale to consumers. The Company recognizes advertising revenue for the remaining media when the related advertisement is aired. All advertising is stated net of agency commissions and discounts. See “Multiple-Element Arrangements” below.

The Company enters into transactions that exchange advertising for advertising. Such transactions are recorded at the estimated fair value of the advertising received or given in accordance with the provisions of EITF 99-17, Accounting for Advertising Barter Transactions. In addition, the Company enters into transactions that exchange advertising for products and services, which are accounted for similarly. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Barter transactions are not material to the Company’s consolidated statements of income in any period presented.

Multiple-Element Arrangements

In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which segment is credited with the revenue, it also impacts the amount and timing of revenue recorded in the consolidated statements of income during a given period due to the differing methods of recognizing revenue by each of the segments, as discussed previously.

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

Research and Development Costs

Research and development costs relate to the design, development and testing of new systems, applications and technologies, and are charged to expense as incurred. Research and development costs of $42.1 million, $32.1 million and $33.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, are included in operating expenses.

Advertising Costs

Costs for direct mailings and insert cards sent out by TV Guide magazine are expensed when mailed. All other advertising costs are expensed when incurred. Advertising costs of $69.6 million, $52.5 million and $62.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, are included in operating expenses. Advertising costs includes costs associated with TV Guide magazine’s billings, renewals and subscriber acquisition programs of $28.3 million, $27.0 million and $25.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Patent Prosecution and Litigation Costs

Patent prosecution and litigation costs incurred to protect and enforce the Company’s intellectual property rights are charged to expense as incurred. Patent prosecution and litigation costs of $14.7 million, $12.7 million and $9.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, are included in operating expenses primarily in the Guidance Technology and Solutions Segment.

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

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in periods in which such effect is dilutive. Diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 includes the effect of 1.6 million, 0.07 million and 0.9 million stock options and restricted stock units, respectively. For fiscal 2007, 2006 and 2005, out of the money options for approximately 4 million, 23 million and 26 million shares, respectively, were excluded from the diluted EPS calculation.

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

Revenues of the SkyMall business, which have been included in income from discontinued operations in the Company’s consolidated statements of income through the date of disposition, were $65.7 million for the year ended December 31, 2005.

SNG Businesses

On March 1, 2004, the Company entered into an agreement to sell substantially all of the operating assets and certain liabilities of the Company’s SuperStar/Netlink Group LLC, UVTV distribution services and SpaceCom Systems businesses (collectively the “SNG Businesses”). Costs associated with this disposal were estimated at $5.9 million, and consisted principally of contractual acceleration of certain liabilities, employee-related transfer costs necessitated by the deal structure (asset purchase), and other transaction costs. As of December 31, 2006, $4.9 million of these costs remained unpaid. The Company paid or reversed all of these accrued liabilities in the three months ended March 31, 2007. The Company also reversed certain accrued liabilities and collected certain previously reserved for receivables related to the operations of the SNG businesses prior to the sale during that same quarter. These amounts are recorded in discontinued operations in the Company’s consolidated statements of income.

(3)	Selected Balance Sheet Accounts

Receivables

Receivables consist of the following (in thousands):

	December 31,
	2007	2006
Receivables	$85,707	$82,600
Allowance for doubtful accounts	(4,079)	(8,814)

Receivables, net	$81,628	$73,786

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)	Selected Balance Sheet Accounts (continued)

The changes to the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

Description	Balance at Beginning of Period	(Credited) Charged to Operating Expense	Deductions	Other (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2007	$8,814	(854)	(2,761)	(1,120)	$4,079
Year ended December 31, 2006	$10,616	(71)	(2,806)	1,075	$8,814
Year ended December 31, 2005	$15,945	(1,313)	(1,501)	(2,515)	$10,616

(1)	Other in 2007 and 2005 primarily relates to the Company’s discontinued operations.

At December 31, 2007, no receivables from any one customer exceeded 10% of the total balance outstanding.

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Machinery and equipment	$152,393	$142,051
Leased transponders	13,827	13,827
Buildings and improvements	27,289	22,116

	193,509	177,994
Less accumulated depreciation and amortization	(113,058)	(109,812)

Property and equipment, net	$80,451	$68,182

Depreciation and amortization expense related to property and equipment was $23.0 million, $17.9 million and $13.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. This includes amortization of property and equipment under capital lease of $0.9 million, $0.9 million and $0.9 million for the same respective periods.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Accrued legal and other contingencies	$10,618	$9,695
Accrued compensation	28,680	24,238
Other	51,682	70,326

Total accrued liabilities	$90,980	$104,259

Deferred Revenue

The Company receives upfront licensing fee payments from certain MSO and DBS providers who provide either our IPG or another party’s IPG under a patent license to their subscribers and from certain consumer electronics manufacturers who have licensed our IPG technology. In addition, certain of the Company’s customers who subscribe to the Company’s magazine prepay subscription fees.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)	Selected Balance Sheet Accounts (continued)

Deferred revenue consists of the following (in thousands):

	December 31,
	2007	2006
Licensing fees	$368,159	$407,797
Magazine subscriptions	75,122	78,469
Other	9,512	11,200

Total deferred revenue	452,793	497,466
Less current portion	122,922	128,516

	$329,871	$368,950

(4)	Goodwill and Other Intangible Assets and Impairment

Impairment of Intangible Assets

The Company performs its annual goodwill and indefinite-lived intangible assets impairment test as of October 31 of each calendar year. The Company estimated the fair value of its reporting units utilizing a discounted cash flow method and the fair value of its indefinite-lived intangible assets utilizing the relief from royalty valuation method. The relief from royalty valuation method estimates the benefit to the Company resulting from owning rather than licensing trademarks. Based on the results of these analyses the Company’s goodwill and indefinite-lived intangible assets were not impaired as of October 31, 2007, October 31, 2006 and October 31, 2005.

In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value.

Changes in the carrying amount of goodwill and intangible assets with indefinite lives for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	Goodwill	Trademark and Trade Name
Balance at December 31, 2005	$259,524	$61,800
Additions	979	121

Balance at December 31, 2006	260,503	61,921
Additions	2,088	217

Balance at December 31, 2007	$262,591	$62,138

Intangible assets with finite lives consist of the following (in thousands):

	Cost	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life (Years)
December 31, 2007
Contracts	$392,600	$(371,405)	$21,195	2
Patents	127,212	(68,461)	58,751	7
Other	1,522	(228)	1,294	4

Total finite-lived intangible assets	$521,334	$(440,094)	$81,240	6

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4)	Goodwill and Other Intangible Assets and Impairment (continued)

	Cost	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life (Years)
December 31, 2006
Contracts	$388,102	$(362,292)	$25,810	3
Patents	127,212	(60,682)	66,530	8

Total finite-lived intangible assets	$515,314	$(422,974)	$92,340	7

Amortization expense was $17.1 million, $15.3 million and $15.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Scheduled amortization expense of the remaining balance at December 31, 2007 for the succeeding five years is as follows: $17.0 million —2008; $15.5 million —2009; $12.4 million —2010; $8.2 million —2011; and $7.7 million —2012.

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

Future minimum lease payments under capital and noncancelable operating leases at December 31, 2007 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2008	$1,600	$15,056
2009	1,600	11,653
2010	1,600	7,876
2011	1,600	7,218
2012	1,600	6,868
Thereafter	10,667	18,824

Total future minimum lease payments	18,667	67,495
Less amount representing interest at 8%	(6,556)	—
Less sublease revenues	—	(51)

Net future minimum lease payments	$12,111	$67,444

Rent expense under operating leases was $15.0 million, $14.6 million and $15.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Partially offsetting these rental charges were sublease revenues of less than $0.1 million for each of the years ended December 31, 2007, 2006 and 2005.

(6)	Guarantees and Indemnifications

The Company guarantees from time to time the obligations and financial responsibilities of different subsidiaries incidental to their respective businesses.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(6)	Guarantees and Indemnifications (continued)

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

In April of 2005, the Company received a notice of a potential claim for indemnification from DirecTV Group, Inc. (“DirecTV”) as a result of a lawsuit filed by Finisar Corporation (“Finisar”) against DirecTV in the United States District Court for the Eastern District of Texas. Finisar alleged that several aspects of the DirecTV satellite transmission system, including aspects of its advanced electronic program guide (“EPG”) and the storage, scheduling, and transmission of data for the EPG, infringed a Finisar patent. On July 7, 2006, the Court awarded Finisar approximately $117 million. In addition, the Court ordered DirecTV to pay approximately $1.60 per activated set top box in licensing fees going forward in lieu of an injunction until the expiration of Finisar’s patent in 2012. The parties both filed appeals to the Federal Circuit. On January 7, 2008, the appellate court heard oral argument on the appeals. The Company has not established a reserve with respect to this matter in its consolidated financial statements.

In support of a potential claim for indemnification, Comcast put the Company on notice that it had received communications from Finisar asserting infringement of one of its patents. On July 7, 2006, Comcast filed a declaratory judgment action in the Northern District of California asking the Court to rule that it does not infringe Finisar’s patent and/or that the patent is invalid. On December 7, 2007, Comcast filed motions for summary judgment of non-infringement and invalidity of the ‘505 patent and that Finisar is not entitled to damages for the period prior to the lawsuit by reason of laches. On January 17, 2008, the Court granted Comcast’s motion on the issue of laches, barring Finisar’s claims for damages incurred prior to the lawsuit, and postponed its ruling on the non-infringement and invalidity summary judgment motions pending the issuance of the appellate court’s decision regarding the ‘505 patent and related issues in the matter of Finisar Corporation v. DirecTV, et al. (discussed above). Comcast has not taken any further action insofar as its potential indemnity claim against the Company is concerned. The Company has not established a reserve with respect to this matter in its consolidated financial statements.

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

The Company provides indemnification to its officers and directors pursuant to the Company’s Certificate of Incorporation and By-Laws and various agreements. Therefore, the Company maintains D&O liability insurance with respect to liabilities arising out of certain matters, including matters arising under securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the insurance policies.

(7)	Income Taxes

The Company or certain of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s major taxing jurisdictions include U.S. federal and the states of California, New York, Oklahoma and Pennsylvania. The IRS has concluded its examination of the Company’s U.S. federal income tax returns for years prior to 2005. The Company or certain of its subsidiaries has amended state tax returns to reflect changes resulting from IRS examinations. Thus, multiple state tax returns remain open to audit. The state of Oklahoma is currently examining the Company’s state income tax returns for tax years 1999 through 2004. The state of New York is currently examining the Company’s state income tax returns for tax years 2004 through 2006. The Company is no longer subject to state income tax examinations for years prior to 1999.

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as amended (“Interpretation 48”), on January 1, 2007. Interpretation 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of the implementation of Interpretation 48, the Company recognized a $56.4 million decrease in the liability for tax contingencies, which was accounted for as a decrease to the January 1, 2007 balance of accumulated deficit. After the date of adoption, the Company had a net balance of $24.5 million recorded for unrecognized tax benefits, including penalties and interest of $7.9 million.

As of December 31, 2007, the Company had a net balance of $20.0 million recorded for unrecognized tax benefits, including penalties and interest of $6.7 million. This balance is recorded in other liabilities in the Company’s consolidated balance sheet. If these unrecognized tax benefits are recognized in future periods, it would favorably affect the Company’s effective tax rate. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (which does not include penalties and interest) is as follows (in thousands):

Balance at January 1, 2007	$22,687
Additions to tax positions of prior years	3,794
Reductions for tax positions of prior years	(4,080)
Lapses in statutes of limitations	(3,110)

Balance at December 31, 2007	$19,291

The Company recognizes penalties and interest accrued related to unrecognized benefits as a component of income tax expense in the consolidated statements of income. The Company recorded a benefit of $1.2 million, an expense of $8.9 million and a benefit of $17.4 million related to interest and penalties during the years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s income (loss) from continuing operations before income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following components (in thousands):

	Year ended December 31,
	2007	2006	2005
Domestic	$14,589	$44,242	$(60,173)
Foreign	74,194	49,984	40,388

	$88,783	$94,226	$(19,785)

The income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$2,517	$4,752	$21,348
State	(3,232)	(772)	3,502
Foreign	4,761	2,966	2,089

	4,046	6,946	26,939
Deferred:
Federal	(87,364)	12,498	(65,801)
State	(1,144)	2,318	(1,533)

	(88,508)	14,816	(67,334)

Total	$(84,462)	$21,762	$(40,395)

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7)	Income Taxes (continued)

A reconciliation of the expected income tax expense (benefit) from continuing operations using the U.S. statutory rate of 35 percent to the income tax expense (benefit) is as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Expected income tax expense (benefit)	$31,074	$32,979	$(6,925)
State taxes, net of federal effect	976	722	1,422
Provision for audit adjustments	(14,132)	10,005	(22,729)
Change in valuation allowance	(107,449)	(25,079)	(14,383)
Other	5,069	3,135	2,220

Total	$(84,462)	$21,762	$(40,395)

For the year ended December 31, 2007, the Company’s effective tax rate benefited by approximately $107.4 million from the reversal of a valuation allowance that had been recorded against the Company’s deferred tax assets. The Company now has a history of generating, and accurately forecasting, pre-tax book income. The 2008 annual budget and long-range plan process, which coincided with the preparation and review of the Company’s interim financial statements for the third quarter of 2007, projected adequate future taxable income to utilize our deferred tax assets. These factors made the realization of the Company’s deferred tax assets more likely than not and therefore, in the third quarter of 2007, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, a valuation allowance for all of the Company’s deferred tax assets was no longer necessary.

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$364	$546
Expense items	23,832	31,878
Deferred revenue	137,761	152,596

Total deferred tax assets	161,957	185,020
Valuation allowance on deferred tax assets	(1,552)	(109,001)

Total deferred tax assets, net of valuation allowance	160,405	76,019

Deferred tax liabilities:
Tax versus financial depreciation and amortization	(55,265)	(59,387)

Total deferred tax liabilities	(55,265)	(59,387)

Net deferred tax assets	$105,140	$16,632

Deferred tax assets and deferred tax liabilities are reported on the consolidated balance sheets as follows:

Deferred tax assets:
Included in current deferred tax assets, net	$34,406	$16,390
Included in long-term deferred tax assets, net	125,999	59,629

	$160,405	$76,019

Deferred tax liabilities:
Included in current deferred tax assets, net	$(1,282)	$(2,899)
Included in long-term deferred tax assets, net	(53,983)	(56,488)

	$(55,265)	$(59,387)

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8)	Stock Option Plans

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

The Plans allow for the issuance of stock options to purchase a maximum of 30 million shares of the Company’s Common Stock. As of December 31, 2007, there were 29.7 million shares available for future option grants under the Plans.

The following table summarizes information about stock option transactions (shares in thousands):

	Year ended December 31,
	2007		2006		2005
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	28,510	$6.82	33,839	$7.32	33,664	$7.31
Granted	5,507	4.45	4,761	3.21	3,672	4.32
Exercised	(997)	3.79	(81)	2.80	(2,091)	2.70
Forfeited / Expired	(1,558)	6.35	(10,009)	6.76	(1,406)	6.11

Outstanding at end of period	31,462	6.52	28,510	6.82	33,839	7.32

Options exercisable at end of period	22,901	7.48	23,573	7.58	32,759	7.47

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2007 was $1.8 million.

The following tables summarize information about the Company’s stock options outstanding as of December 31, 2007 (shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Years of Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$2.65-$5.00	12,468	7.9	$3.94	3,907	$3.89
$5.01-$10.00 (1)	16,605	1.0	5.70	16,605	5.70
$10.01-$15.00	497	0.4	13.23	497	13.23
$15.01-$30.00	813	1.4	21.13	813	21.13
$30.01-$45.00	1,049	1.8	33.63	1,049	33.63
$45.01-$314.25	30	1.4	77.94	30	77.94

Total outstanding at December 31 2007 (1)	31,462	3.8	6.52	22,901	7.48

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Years of Contractual Life	Aggregate Intrinsic Value (in thousands)
Vested and exercisable at December 31, 2007 (1)	22,901	$7.48	1.9	$3,576

Vested and expected to vest in future periods at December 31, 2007 (1)	29,658	$6.67	3.4	$9,412

(1)	In January 2008, vested and exercisable stock options to purchase 12.9 million shares at $5.50 per share expired.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8)	Stock Option Plans (continued)

As of December 31, 2007, $12.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a period, calculated on a weighted average basis, of 3.0 years.

(9)	Employee Benefit Plan

The Company has a 401 (k) defined contribution plan, which provides most of its employees with the ability to defer a percentage of their annual compensation subject to certain limitations. The Company matches the employee’s deferrals based on certain percentages of the employee’s deferrals. The Company recorded contribution expense of $2.9 million, $2.8 million and $2.8 million relating to this plan during the years ended December 31, 2007, 2006 and 2005, respectively.

(10)	Litigation and Other Contingencies

Macrovision Transaction Litigation

On December 7, 2007, a purported shareholder class action lawsuit was filed against the Company, News Corporation, and members of the Company’s Board of Directors. The complaint alleged that the Company is being sold through an unfair process and for less than its fair value and sought a declaration that the sale is unlawful, an injunction to prevent the sale from going forward, rescission to the extent that the terms of the sale have been implemented and an award of attorneys’ fees, experts’ fees, costs, and other disbursements. On February 4, 2008, the plaintiffs filed a request that the Court dismiss their complaint without prejudice as to all defendants.

On December 17, 2007, an additional purported shareholder class action lawsuit was filed against the Company and members of its Board of Directors alleging that Macrovision Corporation’s proposed acquisition of the Company is unfair to the Company’s shareholders. The complaint contains a cause of action for breach of fiduciary duty against the Company and members of its board of directors. On February 1, 2008, the plaintiff filed an amended complaint, adding News Corporation as a defendant and asserting a cause of action against News Corporation for aiding and abetting breach of fiduciary duty. The amended complaint also contains allegations that certain of the Company’s disclosures in connection with the proposed transaction are inadequate. The amended complaint seeks an injunction to prevent the proposed sale, rescission or rescissory damages in the event that the sale is consummated, rescission of the voting agreement in which News Corporation agreed to vote its shares in favor of the proposed transaction, an accounting of damages allegedly suffered by the Company’s shareholders, and an award of attorneys’ and experts’ fees.

Claims Under the Company’s Directors and Officers Liability Insurance Policies

On July 6, 2005, the Company filed a complaint against its former primary and excess directors and officers liability insurance carriers, alleging that the issuers of insurance policies, with aggregate policy limits of $50 million, for the 1999-2002 policy periods, breached their obligations under these policies. The Company’s complaint sought declaratory relief, monetary damages plus interest, attorneys’ fees and costs. The Company’s original complaint, as well as a second complaint which asserted similar allegations, were both dismissed without prejudice. On August 17, 2006, the Company filed its third complaint, as captioned above, against the insurance carriers asserting similar allegations to those contained in the previous complaints. On November 30, 2006, the Court dismissed the Company’s complaint against its excess insurance carrier, Federal Insurance Company (“Federal”), ruling that the Company’s claims against Federal were premature because the primary insurance policy had not yet been exhausted (see Note 14).

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

On October 13, 2006 the Company filed a lawsuit against Digeo and Charter in the United States District Court for the Central District of California alleging that the interactive program guide (“IPG”) distributed by Digeo infringes U.S. Patent No. 6,262,722 and U.S. Patent No. 6,498,895. The Company seeks an order permanently enjoining them from future infringement of the patents; monetary damages not less than a reasonable royalty, plus treble damages for willful infringement; attorney fees; costs; and prejudgment interest.

On May 17, 2007, the Company’s subsidiary ODS Technologies, L.P. (“ODS,” which does business as TVG Network) filed a patent infringement complaint against Magna Entertainment Corp. (“MEC”), HRTV, LLC (“HRTV”) and XpressBet, Inc. (“XpressBet”) in the United States District Court for the Central District of California. ODS asserts that defendants infringe two of its patents related to interactive off-track wagering systems, U.S. Patent No. 6,089,981 and U.S. Patent No. 6,554,709. The complaint seeks injunctive relief prohibiting further infringement by defendants as well as damages, including damages attributable to defendants’ allegedly willful infringement. In response, MEC, XpressBet and HRTV have asserted that they do not infringe the subject patents, that the subject patents are invalid, and that the subject patents are unenforceable.

On March 23, 2001, the Company’s subsidiary, Gemstar Development Corporation (“GDC”), was added as a third-party defendant in a case in which plaintiff SuperGuide Corporation’s (“SuperGuide”) complaint alleged patent infringement by DirecTV, EchoStar, Thomson Consumer Electronics, and Hughes Electronics (collectively, the “Defendants”) with respect to three patents owned by SuperGuide but licensed to GDC (U.S. Patents Nos. 4,751,578, 5,038,211, and 5,293,357, collectively, the “SuperGuide Patents”). After being added as a party, GDC brought claims (i) against SuperGuide for declaratory relief and for breach of contract relating to a 1993 license agreement between SuperGuide and GDC; and (ii) against EchoStar for infringing the SuperGuide Patents within GDC’s defined fields of use. On August 26, 2005, after SuperGuide had agreed to dismiss with prejudice its infringement claims based on the ‘211 and ‘357 patents, the Court entered summary judgment of non-infringement of those patents. During March 2007, the Court held a bench trial on the licensing issues in the case. On July 20, 2007, the Court decided the licensing issues in favor of SuperGuide. In that ruling, GDC’s cross-claims against SuperGuide for declaratory judgment and breach of contract were dismissed with prejudice.

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

Other Litigation

On May 5, 2003, the Securities and Exchange Commission (“SEC”) filed a proceeding pursuant to Section 1103 of the Sarbanes-Oxley Act seeking an order requiring the Company to maintain approximately $37.0 million in segregated, interest-bearing bank accounts (“1103 funds”). The Company had originally set those funds aside for payment to its former Chief Executive Officer, Mr. Henry Yuen, and its former Chief Financial Officer, Ms. Elsie Leung, in connection with the Company’s November 2002 management and corporate governance restructuring. On May 9, 2003, after a hearing, the Court ordered the Company to retain the 1103 funds in those segregated accounts and prohibited the Company from paying any portion of those funds to its former Chief Executive Officer or its former Chief Financial Officer, absent further order of the Court. Following a settlement between the Company and Ms. Leung, pursuant to which she relinquished, among other things, her claims to her portion of the 1103 funds, on June 13, 2006, the Court dissolved that portion of its May 9, 2003 order pertaining to those funds (approximately $8.4 million). No further orders have been given by the Court with respect to the approximately $31.6 million of 1103 funds originally set aside for payment to Mr. Yuen.

On May 30, 2003, the Company’s former employees, Mr. Yuen and Ms. Leung, commenced arbitration proceedings against the Company to contest their April 18, 2003, termination for cause, seeking monetary damages, interest, and attorneys’ fees and costs. The Company filed a consolidated response and counterclaim alleging breach of representations and warranties under agreements entered into in connection with the Company’s November 2002 management and corporate governance restructuring, seeking monetary damages and other relief. In June 2006, the Company entered into a settlement and release agreement with Ms. Leung regarding the arbitration proceeding against her. As a result of the settlement, the contingent liability the Company carried on its balance sheet for restructuring payments and related interest and accrued payroll taxes totaling approximately $8.5 million was extinguished in the Company’s fiscal quarter ended June 30, 2006.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10)	Litigation and Other Contingencies (continued)

Of this $8.5 million liability, $8.2 million was recorded as a reduction in cross platform expenses and $0.3 million as interest income. In addition, the Company reversed $0.7 million in accrued legal expenses in cross platform costs related to Ms. Leung. The Company also reclassified approximately $8.4 million of restricted cash on its balance sheet to cash and cash equivalents.

On January 22, 2007 the panel issued a partial final award in favor of the Company, ruling against Mr. Yuen on his wrongful termination claims and that Mr. Yuen is not entitled to any portion of the1103 funds set-aside for payment to him in connection with the Company’s November 2002 management and corporate governance restructuring. As a result of the arbitrators ruling, the liability the Company carried on its balance sheet for restructuring payments and related interest and accrued payroll taxes, totaling approximately $31.3 million, was extinguished in the Company’s fiscal quarter ended December 31, 2006. Of this $31.3 million liability, $29.5 million was recorded as a reduction in Cross Platform costs and $1.8 million as interest income. The Company also reversed $1.7 million in accrued legal expenses relating to Mr. Yuen during the year ended December 31, 2006. In addition the panel found Mr. Yuen liable to the Company for $93.6 million in damages for his breach of certain representations and warranties made to the Company. On June 19, 2007, the panel of arbitrators issued their final award, incorporating the previous award and awarding the Company an additional $20.9 million in attorney fees and interest. The Company also prevailed in the arbitration with respect to the Patent Rights Agreement, which remains in effect until 2010; and the Company may offset amounts owed to Mr. Yuen under that agreement against the approximately $114.5 million total damages and interest awarded to the Company. Accordingly, the liability the Company carried on its balance sheet as of December 31, 2006 for the Patent Rights Agreement of approximately $10.7 million was reversed in the Company’s financial statements during the fiscal quarter ended March 31, 2007. The panel’s final award established the amount of the offset to be $25.7 million including royalties under the Patent Rights Agreement plus interest. Additionally, as stated in the panel’s January 2007 ruling, Mr. Yuen is not entitled to any portion of the 1103 funds. Consequently, the net final arbitration award in favor of the Company entitles it to the approximately $120.4 million (approximately $31.6 million in 1103 funds, plus approximately $88.8 million in damages and interest).

On November 27, 2007, the Supreme Court of the State of New York granted the Company’s petition to have the arbitration award confirmed.

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

(11)	Related Party Transactions and Other Significant Relationships

As of December 31, 2007, News Corporation beneficially owns approximately 41% of the Company’s outstanding common stock and four of the Company’s directors are also officers of News Corporation.

The Company charged entities controlled by News Corporation $10.7 million, $12.5 million and $14.3 million for advertising and other services during the years ended December 31, 2007, 2006 and 2005, respectively. During those same periods, the Company acquired programming from News Corporation-controlled entities of $1.2 million, $1.2 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company also provides advertising and other media services to a third party pursuant to an agreement between News Corporation and such third party, under which News Corporation agreed to provide or procure media services for the benefit of such party. News Corporation pays the Company for the services provided to the third party, and accordingly reduces News Corporation’s obligation to this third party. The Company charged News Corporation $0.6 million and $2.9 million for the years ended December 31, 2006 and 2005, respectively. There were no similar charges for the year ended December 31, 2007.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(11)	Related Party Transactions and Other Significant Relationships (continued)

The Company reimburses News Corporation for facilities and other general and administrative costs incurred on the Company’s behalf. Expenses associated with these costs approximated $4.3 million, $4.3 million and $4.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2004, the Company entered into a long-term capital sublease with News Corporation’s subsidiary Fox Entertainment Group, Inc. (“Fox”) for a transponder to be used in the Company’s Media Networks and Guidance Technology and Solutions segments operations. The current and long-term portions of this capital lease obligation were $0.7 million and $11.5 million at December 31, 2007, and $0.6 million and $12.1 million at December 31, 2006, respectively. During 2007, 2006 and 2005, the Company made payments of $1.6 million, $1.6 million and $1.6 million, respectively. Related amortization and interest expense for 2007, 2006 and 2005 under this capital sublease were $1.9 million, $2.0 million and $2.0 million, respectively.

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

As of December 31, 2007 and December 31, 2006, the Company had receivables due from News Corporation-controlled entities totaling $2.3 million and $2.4 million, respectively, and payables due to News Corporation-controlled entities totaling $0.1 million and $0.3 million, respectively.

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

The Guidance Technology and Solutions Segment consists primarily of (i) IPG Patent Licensing to third party guide developers such as multi-channel video service (cable, satellite and IPTV) providers; consumer electronics (“CE”) manufacturers; set-top box manufacturers; interactive television software and program guide providers in the online, personal computer and mobile phone businesses, (ii) Company-developed IPG Products and Services provided for multi-channel video service providers and CE manufacturers, and (iii) video recording technology currently marketed under the VCR Plus+ brand in North America and under other brands in Europe and Japan (collectively referred to as “VCR Plus+”). This segment also includes TV Guide Data Solutions, a data collection and distribution business that gathers and distributes program listings and channel lineups, and TV Guide Mobile Entertainment.

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

Segment information for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Guidance Technology and Solutions:
Revenues	$286,129	$222,851	$190,962
Operating expenses(1)	100,033	87,062	85,425

Adjusted EBITDA(2)	186,096	135,789	105,537

Media Networks:
Revenues	199,286	196,992	183,704
Operating expenses (1)	162,626	154,299	142,029

Adjusted EBITDA(2)	36,660	42,693	41,675

Publishing:
Revenues	142,328	151,411	229,526
Operating expenses(1)	162,590	193,251	321,633

Adjusted EBITDA(2)	(20,262)	(41,840)	(92,107)

Cross Platform Costs:
Operating expenses(1)	92,475	34,567	61,455

Adjusted EBITDA(2)	(92,475)	(34,567)	(61,455)

Consolidated
Revenues	627,743	571,254	604,192
Operating expenses(1)	517,724	469,179	610,542

Adjusted EBITDA(2)	110,019	102,075	(6,350)

Stock compensation	(4,024)	(2,027)	(132)
Depreciation and amortization	(40,133)	(33,181)	(29,184)

Operating income (loss)	65,862	66,867	(35,666)
Interest income, net	23,930	26,602	15,544
Other (expense) income, net	(1,009)	757	337

Income (loss) from continuing operations before income taxes	$88,783	$94,226	$(19,785)

(1)	Operating expenses means operating expenses, excluding stock compensation and depreciation and amortization.
(2)	Adjusted EBITDA is defined as operating income (loss), excluding stock compensation, depreciation and amortization and impairment of intangible assets. The Company believes adjusted EBITDA to be relevant and useful information as adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate performance of and make decisions about resource allocation to the segments.

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(12)	Segment and Geographical Information (continued)

The following table presents revenues earned from customers located in the United States and in foreign countries. Long-lived assets are grouped by their physical location (in thousands):

	Year ended December 31,
	2007	2006	2005
Revenues:
United States	$528,832	$498,961	$541,220
Foreign	98,911	72,293	62,972

Total	$627,743	$571,254	$604,192

	December 31,
	2007	2006
Long-lived assets:
United States	$579,689	$520,336
Foreign	3,010	2,818

Total	$582,699	$523,154

No single customer or country other than the United States accounted for more than 10% of total revenues for the years ended December 31, 2007, 2006 and 2005.

(13)	Quarterly Information (unaudited)

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2007
Revenues	$156,734	$155,609	$159,551	$155,849
Income (loss) from continuing operations (1)	30,763	20,775	123,192	(1,485)
Income from discontinued operations, net of tax	3,641	—	—	—
Net income (loss)	34,404	20,775	123,192	(1,485)
Basic and diluted income(loss) per share from continuing operations	$0.07	$0.05	$0.29	$0.00

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2006
Revenues	$144,032	$133,289	$148,947	$144,986
Net income (2)	8,566	14,635	17,452	31,811
Basic and diluted net income per share	$0.02	$0.03	$0.04	$0.07

(1)	In the quarter ended March 31, 2007, the Company recorded a $10.7 million pre-tax benefit from the reversal of a liability related to a patent rights agreement with Mr. Yuen (see Note 10). In the quarter ended September 30, 2007, the Company reversed the valuation allowance it had recorded against its deferred tax assets. The impact of this reversal on the quarter ended September 30, 2007 was $115 million.
(2)	In the quarter ended June 30, 2006, the Company recorded a $9.2 million benefit from the reversal of accrued liabilities related to Ms. Leung. In the quarter ended December 31, 2006, the Company recorded a $31.3 million benefit from the reversal of certain accrued liabilities related to Mr. Yuen (see Note 10).

GEMSTAR-TV GUIDE INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(14)	Subsequent Event (unaudited)

On February 1, 2008, the Company, National Union, and Federal, resolved all of the disputes between them (See Note 10). As part of this resolution, the Company will receive payments totaling $32.5 million. These payments, which are taxable, will be recorded in the Company’s consolidated financial statements; as a reduction to selling, general and administrative expenses within Cross Platform Costs; in the first quarter of 2008.

EXHIBIT INDEX

Exhibit Number	Document Description
2.1	Agreement and Plan of Mergers, dated as of December 6, 2007, by and among Macrovision Corporation, Saturn Holding Corp, Galaxy Merger Sub, Inc., Mars Merger Sub Inc. and Gemstar-TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 8-K, filed December 7, 2007)

2.2	Voting and Support Agreement, dated as of December 6, 2007, by and among News Corporation, Saturn Holding Corp and Macrovision Corporation (Incorporated by reference to Gemstar’s Form 8-K, filed December 7, 2007)

3.1	Amended and Restated Certificate of Incorporation of Gemstar-TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 10-Q filed on August 4, 2005)

3.2	Amended and Restated Bylaws, as amended and restated on June 2, 2005 (Incorporated by reference to Gemstar’s Form 10-Q, filed on August 4, 2005)

4.1	Second Amended and Restated Rights Agreement, effective as of July 12, 2000, between Gemstar and American Stock Transfer & Trust Company (Incorporated by reference to Gemstar’s Form 8-K, filed July 12, 2000)

4.2	Amendment No. 1 (the “Amendment”) to the Second Amended and Restated Rights Agreement dated as of July 12, 2000, between Gemstar and American Stock Transfer & Trust Company (Incorporated by reference to Gemstar’s Form 8-K, filed December 7, 2007)

10.1	Gemstar-TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (Formerly the Gemstar International Group Limited 1994 Stock Incentive Plan; Composite Plan Document Reflecting Stock Splits and Plan Amendments Through 2001) (Incorporated by reference to Gemstar’s Amendment No. 1 on Form 10-K/A, filed April 30, 2002)

10.2	Amendment to Gemstar-TV Guide International, Inc. 1994 Stock Incentive Plan, as amended and restated (formerly the Gemstar International Group Limited 1994 Stock Incentive Plan; Composite Plan Document Reflecting Stock splits and Plan Amendments Through 2001)(Incorporated by reference to Gemstar’s Form 10-K for the year ended December 31, 2003)

10.3	Form of Stock Option Agreement for Directors (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2004)

10.4	Form of Stock Option Agreement for Employees (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2004)

10.5	Form of Restricted Stock Unit Agreement (Incorporated by reference to Gemstar’s Form 10-Q for the quarter ended September 30, 2004)

10.6	Gemstar International Group Limited Deferred Compensation Plan, effective as of January 30, 2000 (Incorporated by reference to Gemstar’s Form 10-K for the year ended March 31, 2000)

10.7	Trust under the Deferred Compensation Plan (Rabbi Trust) of Gemstar International Group Limited, effective as of January 30, 2000, by and between Gemstar International Group Limited and any appointed Subsidiary and Merrill Lynch Trust Company of California (Incorporated by reference to Gemstar’s Form 10-K for the year ended March 31, 2000)

10.8	SERP Deferred Compensation Plan (a continuation and restatement of the United Video Management, Inc. and Affiliates Employers’ SERP Deferred Compensation Plan); Trust under SERP Deferred Compensation Plan dated September 29, 1995 (Incorporated by reference to Form 10-Q of TV Guide, Inc. for the quarter ended September 30, 1995)

10.9	Umbrella Agreement, dated November 7, 2002, by and among The News Corporation Limited, Henry C. Yuen, Elsie Ma Leung and Gemstar–TV Guide International, Inc. (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.10	Termination Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc., Gemstar Development Corporation, and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

Exhibit Number	Document Description
10.11	Employment Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.12	Patent Rights Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.13	Letter Agreement, dated November 7, 2002, between Gemstar–TV Guide International, Inc. and Henry C. Yuen (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002)

10.14	Termination Agreement, entered into on November 7, 2002, by and between Gemstar–TV Guide International, Inc., Gemstar Development Corporation, and Elsie Ma Leung (Incorporated by reference to Gemstar’s Form 8-K, filed November 12, 2002) (Certain information in this exhibit has been omitted pursuant to a request for Confidential Treatment which was filed with the Securities and Exchange Commission)

10.15	Summary Compensation Sheet for Stephen H. Kay (Incorporated by reference to Gemstar’s Form 8-K filed on October 22, 2007)

10.17	Employment Agreement, dated as of June 27, 2007, between Gemstar-TV Guide International, Inc. and Richard Battista (Incorporated by reference to Gemstar’s Form 8-K filed on June 28, 2007)

10.18	Gemstar-TV Guide International, Inc. Non-Employee Director Compensation Policy, as amended and restated on October 20, 2005 (Incorporated by reference to Gemstar’s Form 8-K filed on October 26, 2005)

10.19	Form of Stock Unit Agreement (Incorporated by reference to Gemstar’s 8-K filed on October 26, 2005)

10.20	Amended and Restated Services Agreement between News Corporate and Gemstar-TV Guide International, Inc, amended and restated as of January 1, 2004 and addendum thereto relating to Anthea Disney (Incorporated by reference to Gemstar’s Form 10-Q filed on May 5, 2005.

10.21	Form of Notice of Executive Officers regarding Accelerations of Vesting of “Underwater” Options (Incorporated by reference to Gemstar’s 8-K filed on August 12, 2005)

10.22	Gemstar-TV Guide International, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference to Gemstar’s Form 8-K filed on May 22, 2007)

10.23	Employment Agreement, dated as of October 4, 2005, between Gemstar-TV guide International, Inc. and Mike McKee (Incorporated by reference to Gemstar’s Form 10-K filed March 8, 2006)

10.24	Employment Agreement, dated as of October 4, 2005, between Gemstar-TV guide International, Inc. and J. Scott Crystal (Incorporated by reference to Gemstar’s Form 10-K filed March 8, 2006)

10.25	Employment Agreement, dated as of April 17, 2006, between Gemstar-TV Guide International, Inc. and Bedi Ajay Singh (Incorporated by reference to Gemstar’s Form 8-K filed on April 18, 2006)

10.26	Form of Nonqualified Stock Option Agreement for Employees (Incorporated by reference to Gemstar’s Form 10-Q filed on May 4, 2006)

10.27	TV Guide Annual Bonus Plan (Incorporated by reference to Gemstar’s Form 8-K filed on June 21, 2006)

10.28	First Amendment to TV Guide Annual Bonus Plan

10.29	Form of Change of Control Agreement (Incorporated by reference to Gemstar’s Form 8-K filed August 17, 2007

10.30	Form of Transaction Bonus Letter (Incorporated by reference to Gemstar’s Form 8-K filed August 17, 2007

Exhibit Number	Document Description
21	List of Subsidiaries

23	Consent of Ernst & Young LLP

31.1	CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002